Form 10-K
period 1996-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1997-03-28
CIK 744455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1996

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________
Commission file number __________________________

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Colorado                                84-0467907
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

8515 East Orchard Road, Englewood, Colorado       80111
(Address of principal executive offices)                    (Zip
Code)

(303)  689-4649
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes          No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

As of March 1, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 1997, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

TABLE OF CONTENTS
Page
PART I
Item 1.   Business  1
     A.  Organization and Corporate Structure     1
     B.  Business of the Company   1
     C.  Description of Business Units  3
Item 2.   Properties     16
Item 3.   Legal Proceedings   17
Item 4.   Submission of Matters to a Vote of Security Holders    17

PART II
Item 5.   Market for Registrant's Common Equity and Related
     Stockholder Matters 17
     A.  Equity Security Holders and Market Information     17
     B.  Dividends  17
Item 6.   Selected Financial Data  18
Item 7.   Management's Discussion and Analysis of Financial
Condition and
     Results of Operations    18
          A.  Company Results of Operations  19
          B.  Business Unit Results of Operations 21
          C.  Liquidity and Capital Resources     27
          D.  Accounting Pronouncements 28
Item 8.   Financial Statements and Supplementary Data  29
Item 9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure     54

PART III
Item 10.  Directors and Executive Officers of the Registrant     55
          A.  Identification of Directors    55
          B.  Identification of Executive Officers     57
i
Item 11.  Executive Compensation   59
          A.  Summary Compensation Table     59
          B.  Options    60
          C.  Pension Plan Table   61
          D.  Compensation of Directors 62
          E.  Compensation Committee Interlocks and Insider
Participation  63
Item 12.  Security Ownership of Certain Beneficial Owners and
Management     64
          A.  Security Ownership of Certain Beneficial Owners    64
          B.  Security Ownership of Management    64
Item 13.  Certain Relationships and Related Transactions    66

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K  66
          A.  Index to Financial Statements  66
          B.  Index to Financial Statement Schedules   66
          C.  Index to Exhibits    67
          D.  Reports on Form 8-K  67

Signatures     68

PART I

ITEM 1.   BUSINESS

A.   ORGANIZATION AND CORPORATE STRUCTURE

Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized under the laws of the State of Kansas in 1907 as the National Interment Association. Its name was changed to Ranger National Life Insurance Company in 1963 and to Insuramerica Corporation prior to changing to its current name in 1982. In September of 1990, the Company redomesticated and is now organized under the laws of the State of Colorado.

The Company ranks in the top 2% of all U.S. life insurers in terms of net assets.

The Company is a wholly-owned subsidiary of The Great-West Life Assurance Company ("Great-West Life"), a Canadian life insurance company. Great-West Life is a subsidiary of Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company. Great-West Lifeco is in turn a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

Common and preferred shares of Great-West Life, Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.   BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in the District of Columbia, Puerto Rico, and in all states in the United States except New York.

The Company operates in one business segment as a provider of life, health and annuity products; however, the business operations of the Company will be discussed in terms of its major business units, which are:

Employee Benefits
-
life, health, disability income and 401(k) products for group clients.



Financial Services
-
accumulation and payout annuity products for both group and individual clients, primarily in the public/non-profit sector, as well as insurance products for individual clients.



Investment Operations
-
management of assets, both general funds and separate accounts which segregate, from the Company's general account, the assets and liabilities of contractholders of variable products ("Separate
Accounts").

The table that follows summarizes premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6 on page 18 (Selected Financial Data), and Item 8 on page 29 (Financial Statements and Supplementary Data). For commentary on the information in the following table, see page 21 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results of Operations).

Millions (1)

1996
1995
1994

Employee Benefits
    Group Life
$         121
$         138
$         133
    Group Health
          642
          679
          638
    401(k)
           41
           30
           21
Financial Services
    Savings
           51
           50
           40
    Individual Insurance
          344(2)
          171
          168
       Premium and other income
$       1,199
$       1,068
$       1,000

Deposits for Investment-type
Contracts:
    401(k)
$          34
$          47
$          50
    Savings
          215
          364
          384
    Individual Insurance
          566
          457
          572
       Total investment-type deposits
$         815
$         868
$       1,006

Deposits to Separate Accounts:
    401(k)
$       1,109
$         883
$         704
    Savings
          329
          282
          309
       Total separate accounts deposits
$       1,438
$       1,165
$       1,013

       ASO equivalents (3)
$       1,940
$       2,140
$       1,907


(1) All information in the above table and other tables herein is presented in conformity with generally accepted accounting principles, unless otherwise indicated.

(2) This amount includes the recapture of $164 million of participating policy reserves previously coinsured with Great-West Life under a participating life coinsurance agreement.

(3) ASO equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.


C.   DESCRIPTION OF BUSINESS UNITS

1.   Employee Benefits

Principal Products

The Employee Benefits division is responsible for marketing group life, health, disability income and 401(k) products, primarily to small and medium sized employers. The Company offers employers a total benefits approach - an integrated package of comprehensive employee benefits products and services through a single administrator. Through integrated pricing, administration and funding, the Company helps employers provide cost-effective benefits aimed at attracting and retaining quality employees, while offering employees benefit choices and the information they need to make wise decisions.

The Company offers customers a variety of options to help them maximize the value of their employee benefits investment. This ranges from fully-insured products, whereby the Company assumes all or a portion of the health care cost and utilization risk, to self-funded, whereby the employer assumes all or a significant portion of the risk. Employee Benefits also provides administration and claims services and, in many cases, stop-loss insurance protection, for an appropriate fee or premium charge (Administrative Services Only plans - "ASO").

The Company offers a full range of managed care products and services. These products range from Health Maintenance Organization ("HMO") plans, which provide a high degree of managed care, to Preferred Provider Organization ("PPO") plans and Point-of-Service ("POS") plans which offer more flexibility in provider choice than HMO plans. Because many employers want to offer employees a choice in health plans while containing costs, the Company packages managed care health plans as a dual option package which allows the employer to offer either a PPO/HMO or a PPO/POS package to their employees. In addition, the Company maintains a fully insured product to meet customer demand for traditional health care products.

Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low copayments which minimize out-of-pocket costs. Services for care not coordinated with the primary care physician are not covered, with the exception of emergency care. There are no claims to file when services are received through a primary care physician. Physicians are reimbursed on a monthly capitated rate per HMO patient for most services.

POS plans also require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Similar to an HMO, members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their health care. In contrast to an HMO, members can seek care outside of the primary physician's direction, at a reduced level of benefits in terms of increased cost sharing. Some benefits may not be covered outside the in-network POS plan.

PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits in terms of increased cost sharing.

A traditional fully insured plan allows complete freedom of choice for covered services. After meeting an annual deductible, insureds pay their share of coinsurance for all covered services. These plans are not typically considered managed care, although they may include some medical management features, such as inpatient certification, reasonable and customary charges, and some benefits for preventive care.

During 1996, the Company continued to develop its managed care operations, licensing five One Health Plan HMO subsidiaries in California, Texas, Illinois, Colorado, and Georgia. Through each One Health Plan subsidiary, the Company centralized all provider relations and contracting, medical management, member services and quality assurance for all of the Company's medical members (PPO, POS, and HMO) in each of those states.

The type of coverage provided by the Company continues to move toward the higher forms of managed care. As of December 31, 1996, of the 1,554,142 lives covered, 350,185 were in POS/HMO type plans, 1,003,333 were in PPO plans, and 200,624 were in fully insured plans. At December 31, 1995, of the 1,621,170 lives covered, 258,930 were in POS/HMO type plans, 1,047,028 were in PPO plans, and 315,212 were in fully insured plans.

The Company offers group term, whole and universal life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:



Years Ended December 31,
Millions

1996
1995
1994
1993
1992

In force, end of year
$49,500
$50,370
$51,051
$39,898
$39,485

The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section
401(k).

The 401(k) product investment options for the contractholder include guaranteed interest rates for various lengths of time and variable investment options. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

Variable investment options utilize Separate Accounts to provide contractholders with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in Separate Accounts which in turn invest in shares of mutual funds managed by a subsidiary of the Company or by selected external fund managers. The participant currently has up to 29 different variable investment options.

Of the total 401(k) assets contributed by participants in 1996, 97% were allocated to variable investment options.

The Company is compensated by the Separate Accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services to contractholders. A subsidiary of the Company also receives fees for serving as an investment advisor.

Product retention is a key factor for the profitability of the Company's 401(k) product. The annuity contracts impose a charge for termination during a certain period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing tax penalties on annuity distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impact rollovers to products of competitors.

Employee Benefits introduced a rollover Individual Retirement
Annuity product in 1995, which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual
Retirement Account.

In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

Millions
Year Ended December 31,
Fixed Annuities
Variable Annuities
1992
$  365
$  433
1993
   357
   868
1994
   345
 1,324
1995
   358
 2,227
1996
   347
 3,229

Method of Distribution

Products are sold principally through field representatives and home office marketing personnel. These individuals work with independent insurance agents, brokers and consultants who assist in the production and servicing of business.

Competition

The employee benefits industry is highly competitive. Market share remains fragmented because of the large number of insurance carriers, third-party administrators and HMOs serving the various public and private sectors. No one competitor is dominant across the country. With managed care enrollment expected to increase dramatically over the remainder of the decade, many indemnity carriers are transitioning their members into managed care products.

The highly competitive marketplace creates pricing pressures which encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they want to offer product choice because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company, which offers multiple product lines and centralized administration.

In addition to price, there are a number of other factors which influence employer decision-making. These factors include quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales. The Company has 33 sales and service offices located throughout the United States to service local customer needs. Each of the Company's sales representative works with local insurance agents, brokers and consultants to sell and service local employers.

Reserves

For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For group universal life, the policy reserves equal the accumulated fund balance (which reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status using standard industry morbidity and experience interest rates. In addition, reserves are held for lives that have not satisfied their waiting period and for claims that have been incurred but not reported.

For medical, dental and vision insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

Reserves for investment contracts (401(k) deferred annuities) are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon.

Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, pay expected death or retirement benefits or surrender requests.

Reinsurance

The Company has a joint venture with New England Life Insurance Company and its parent company ("New England"). Under reinsurance agreements, New England issues group life and health and 401(k) products and then immediately reinsures 50% of its group life and health business, and nearly 100% of its guaranteed 401(k) business, with the Company.

2.   Financial Services

Principal Products

The Financial Services division markets and administers savings and life insurance products.

Savings products include (i) individual and group annuity contracts which offer a variety of funding and distribution options for personal and employer-sponsored retirement plans that qualify under Internal Revenue Code Sections 401, 403, 408, and 457, and (ii) individual and group non-qualified annuity contracts. These contracts may be immediate or deferred and are offered primarily to individuals and employers of public and non-profit sector employees. The Company also provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation ("FASCorp"), and marketing and communication services through a subsidiary company, Benefits Communication Corporation ("BenefitsCorp").

The primary marketing emphasis for the Company's savings products is the public/non-profit market for defined contribution pension plans. Defined contribution plans provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

The Company's variable annuity products provide the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in Separate Accounts which in turn invest in shares of mutual funds managed by a subsidiary of the Company or by selected external fund managers.

Demand for investment diversification for customers and their participants continued to grow during 1996. The Company continues to expand the annuity products available through its subsidiary mutual fund company, Maxim Series Fund, Inc., and arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock, and international equity fund offerings.

The Company also offers single premium annuities and guaranteed certificates on a very limited basis, which provide guarantees of principal and interest with a fixed maturity date.

During the fourth quarter of 1996, the Company entered into a marketing agreement with Charles Schwab & Co., Inc. to sell individual fixed and variable qualified and non-qualified deferred annuities. The variable annuity product offers 21 investment options. The fixed product is a Guarantee Period Fund which was established as a non-unitized Separate Account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

Product retention is a key factor for the profitability of annuity products. To encourage product retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors.

Savings products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administration services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor.

The Company's annuity products are supported by the general account assets of the Company for guaranteed investment options, and the Separate Accounts for the variable investment options.


The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and annuity account balances for the years indicated:

Millions

Year Ended December 31,
Guaranteed Investment Contracts
Fixed Annuities
Variable Annuities

1992
$    1,674
$    5,433
$      504
1993
     1,263
     5,671
       812
1994
       930
     5,672
     1,231
1995
       664
     5,722
     1,772
1996
       525
     5,502
     2,256

In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $4.4 billion at December 31, 1996.

Life insurance products in force include participating and non participating term life, whole life, and universal life. These products were offered primarily to individuals, small businesses and employer-sponsored groups.

Term life provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life provides guaranteed death benefits and level premium payments for the life of the insured.

Universal life products include a cash value component that is credited with interest at regular intervals. The Company's earnings result from the difference between the investment income and interest credited on customer cash values. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

At December 31, 1996, the Company had $3.1 billion of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees. Due to legislation enacted during 1996 which phases out the interest deductions on policy loans for Corporate-Owned Life Insurance ("COLI") over a two-year period ending 1998, the sales for this product have essentially ceased. While this curtailment of new business is expected to have an effect on the results of operations of the Financial Services division, it is not expected to be material to the Company's consolidated results of operations, liquidity or financial condition.

In anticipation of this change in tax laws, the Company has shifted its emphasis to the more stable market of Bank-Owned Life Insurance ("BOLI"). BOLI was not affected by the legislation. This product funds long-term benefits for banks.

Sales of life insurance products typically have high initial marketing expenses. Retention, an important factor in profitability, is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in force for a period of time. To further encourage retention, life insurance agents are typically paid renewal commissions or service fees.

Certain of the Company's life insurance and group annuity products allow policyowners to borrow against their policies. At December 31, 1996, approximately 5% of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 95% of outstanding policy loans had variable interest rates averaging 7.67% at December 31, 1996. Investment income from policy loans was $175.7 million for the year ended December 31, 1996.

The following table summarizes changes in life insurance in force prior to reinsurance ceded for the years indicated:



Years Ended December 31,
Millions

1996
1995
1994
1993
1992

In force, beginning of year
$25,865
$24,877
$20,259
$18,192
$0 (1)

Sales and additions
  2,695
  2,520
  6,302
  2,842
 18,665
Terminations
  1,668
  1,532
  1,684
    775
    473
          Net
  1,027
    988
  4,618
  2,067
 18,192

In Force, end of year
 26,892
 25,865
 24,877
 20,259
 18,192

(1) At December 31, 1992, all participating life insurance and annuity business previously underwritten by Great-West Life in the U.S. was transferred to the Company through assumption reinsurance.

At the same time, the Company ceded some of the acquired participating life insurance reserves back to Great-West Life under a coinsurance agreement.

Method of Distribution

Financial Services primarily uses its subsidiary, BenefitsCorp, to distribute pension products to the public/non-profit market.
BenefitsCorp also provides communication and enrollment services to employers.

Prior to January 1, 1997, life insurance sold to individuals was distributed through a general agency system. During 1996, the Company began distributing term, universal and joint survivor life insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab and Co., Inc.

COLI and BOLI products are currently marketed through one broker.

Competition

The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see page 16.

Reserves

Reserves for universal life and interest-sensitive whole life products are equal to cumulative deposits less withdrawals and charges plus credited interest. Reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration. For all life insurance contracts (including universal life insurance), reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

Reserves for limited payment contracts (immediate annuities with life contingent payouts) are computed on the basis of assumed investment yield, mortality, morbidity and expenses. These assumptions generally vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and other charges.

The above-mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, pay expected death or retirement benefits or surrender requests.

Reinsurance

The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

3.   Investment Operations

The Company's investment operations division manages the Company's general and Separate Account funds in support of cash and liquidity requirements of the Company's insurance and investment products.

Investments under management at year-end 1996 totaled $18.2 billion, comprised of corporate and insurance-related investments assets ("investment assets") of $12.7 billion and Separate Account assets of $5.5 billion.

The Company invests in a broad range of asset classes, including domestic and international fixed maturities and common stocks, mortgage loans, real estate, and short-term investments. Fixed maturity investments include publicly traded and private placement corporate bonds, government bonds, publicly traded and private placement structured assets and redeemable preferred stocks. The Company's portfolio of structured assets is primarily invested in mortgage-backed securities and secondarily in other asset-backed securities. Mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMO holdings are concentrated in securities with limited prepayment, extension and default risk, such as planned amortization class bonds.

The Company generally manages the characteristics of its investment assets, such as liquidity, currency, yield and duration to reflect the underlying characteristics of related insurance and contractholder liabilities, which vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines, which are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company may use derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives see Note 6 to the financial statements on page 46.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by industry segment, and other diversification considerations for fixed maturity investments, and geographic and property-type considerations for mortgage loan investments.

The Company's fixed maturity investments constituted 64% of investment assets as of December 31, 1996. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities rated by either third-party rating agencies, or in the case of securities which may not be rated by third-parties, by the Company (for private investments). See page 25 for more information on the credit rating of the fixed maturity portfolio.

The Company's mortgage loan investments constituted 12% of investment assets as of December 31, 1996. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location, and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Operations, on page 24).

At December 31, 1996 only .5% of invested assets were invested in real estate.

The following table sets forth the distribution of invested assets, cash and accrued investment income as of the end of the years indicated:

[Carrying Value in
Millions]

1996
1995
1994
1993
1992

*Debt Securities:
   Bonds
     U.S. Government
       Securities and
       obligations of U.S.
       Government
       Agencies
$ 1,947
$ 1,990
$ 1,672
$ 1,553
$ 1,730
   Corporate bonds
  6,133
  6,168
  5,079
  5,128
  4,510
   Foreign governments
    119
    159
    368
    375
    330
        Total
  8,199
  8,317
  7,119
  7,056
  6,570

    Common Stock
     20
      9
      5
      3
      8
    Mortgage loans
  1,488
  1,713
  2,011
  2,378
  2,713
    Real estate
     68
     61
     44
     41
     63
    Policy loans
  2,523
  2,238
  1,905
  1,431
  1,035
    Short-term
        investments
    419
    135

    707
    683
    343
        Total investments
 12,717
 12,473
 11,791
 11,592
 10,732

    Cash
    125
     91
    132
     86
     87
    Accrued investment
      income
    198
    212
    196
    183
    169

* The majority (in value) of debt securities are carried at fair value in 1996, 1995, and 1994 due to the adoption of Statement of Financial Accounting Standards No. 115 at January 1, 1994.


The following table summarizes investment results of the Company's continuing operations:


Net Investment Income
Earned Net Investment Income Rate

[Millions]

For the year:
1996
$837
7.07%
1995
 835
7.36
1994
 768
7.23
1993
 792
7.76
1992
 661
8.32

4.   Regulation

General

The Company must comply with the insurance laws of all jurisdictions in which it is licensed to do business. Although the intent of regulation varies, most jurisdictions have laws and regulations governing rates, solvency, standards of business conduct and various insurance and investment products. The form and content of statutory financial reports and the type and concentration of investments are also regulated.

The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. The latest financial examination by the Colorado Insurance Division was completed in 1997, and covered the 5-year period ending December 31, 1995. This examination produced no significant adverse findings regarding the Company.

Solvency Regulation

The National Association of Insurance Commissioners has adopted risk-based capital rules for life insurance companies. These rules recommend a specified level of capital depending upon the types and quality of investments held, the types of business written, and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted capital to its risk based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship. Based on the Company's December 31, 1996 statutory financial reports, the Company was well within these rules.


The National Association of Insurance Commissioners Insurance Regulatory Information System ratios are another set of tools used by regulators to provide an "early warning" as to when a company may require special attention. There are twelve categories of financial data with defined usual ranges for each. For 1996, the Company was within the usual ranges in all categories.

Insurance Holding Company Regulations

The Company is subject to insurance holding company regulations in Colorado. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. The Company's investment advisor subsidiary is regulated by the SEC. Certain of the Company's Separate Accounts, mutual funds, and variable insurance and annuity products, are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

HMO Regulation

The Company's HMO subsidiaries are subject to regulation by various government agencies in the states in which they are licensed to do business. This involves the regulation of solvency, contracts, rates, quality assurance, minimum levels of benefits, and the availability and continuity of care.

Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $9.1 million as of December 31, 1996 to cover future assessments of known insolvencies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $5.6 million at December 31, 1996.

Canadian Regulation

Because the Company is a subsidiary of Great-West Life, which is a Canadian company, the Office of the Superintendent of Financial
Institutions Canada conducts periodic examinations of the Company and approves certain investments in subsidiary companies.

5.   Ratings

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies on the financial strength of the Company and its ability to meet the obligations of its insurance policies.

Rating Agency
Measurement
Rating

A.M. Best Company
Financial Condition and Operating Performance
A++ *

Duff & Phelps Corporation
Claims Paying Ability
AAA *

Standard & Poor's Corporation
Claims Paying Ability
AA+ **

Moody's Investors Service
Insurance Financial Strength
Aa2 ***

*     Highest ratings available.
**   Second highest rating out of 17 rating categories.
***  Third highest rating out of 19 rating categories.

6.   Miscellaneous

A portion of the Company's business is "seasonal" in nature in the sense that reported claims in the group health line of business are generally higher in the first quarter.

No customer accounted for 10% or more of the Company's consolidated revenues in 1996. In addition, no unit of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business units. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business units.

The Company had approximately 4,200 employees at January 1, 1997.


ITEM 2.   PROPERTIES

The executive offices of the Company consist of a 517,633 square foot office complex located in Englewood, Colorado. The office complex is owned by a subsidiary of the Company. The Company leases sales and claims offices throughout the United States.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A.   EQUITY SECURITY HOLDERS AND MARKET INFORMATION

All of the Company's outstanding common shares are owned by Great-West Life. Accordingly, there is no established public trading market for the Company's common equity.

B.   DIVIDENDS

In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends totaled $48,082,915 in 1996 and $39,763,499 in 1995.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if, as a result of such payment, the total of all dividends paid in the preceding twelve months would exceed the greater of (i) 10% of the Company's surplus as regards policyholders as at the preceding December 31; or (ii) the Company's net gain from operations as at the preceding December 31.


ITEM 6.   SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the financial statements of the Company included in Item 8 on page 29.

Millions
Years Ended December 31
1996
1995
1994
1993
1992

INCOME STATEMENT DATA
 Premiums and other income
$ 1,199
$ 1,067
$ 1,000
$   696
$   245
 Net investment income
    837
    835
    768
    792
    661
 Realized investment gains (losses)
    (21)
      8
    (72)
     25
     (4)
 Total Revenues
  2,015
  1,910
  1,696
  1,513
$   902
 Total benefits and expenses
  1,824
$ 1,733
$ 1,593
$ 1,417
$   844
 Income tax expense
     56
     49
     29
     31
     18
 Cumulative effect of adopting
   a new accounting method for
   income taxes




    (23)
 Net Income
$   135
$   128
$    74
$    65
$    63

BALANCE SHEET DATA
   Investment assets
$12,717
$12,473
$11,791
$11,592
$10,732
   Separate account assets
  5,485
  3,999
  2,555
  1,680
    937
   Total assets
 19,351
 17,682
 15,616
 14,296
 12,948
   Total policyholder liabilities
 11,687
 11,492
 10,929
 10,592
 10,352
   Total shareholder's equity
  1,034
    993
    777
    821
    769

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors.
Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligations to update forward-looking information.

A.   COMPANY RESULTS OF OPERATIONS

1.   Comparison of Years Ended December 31, 1996 and 1995

The Company's consolidated net income increased 5% to $134.6 million, when compared to 1995.

Premiums and other income increased 12% from $1,067.4 million in 1995 to $1,199.2 million in 1996. The 1996 premiums included $164.8 million of reinsurance premium associated with the recapture of a block of participating individual insurance business from Great-West Life. This transaction did not impact consolidated net income, as it was offset by an increase in reserves (see discussion of policy benefits below). Therefore, premiums and other income from operations were down from 1995 levels, which reflects a 7% reduction in group life and health premiums due to high termination rates associated with price sensitivity and competition from managed care companies.

Net investment income increased $1.5 million from $835.1 million in 1995 to $836.6 million in 1996. This change reflected an increase in the amount of invested assets of $243.8 million, which was largely offset by a lower effective yield on investments purchased in late 1995 and early 1996. The increase in invested assets is primarily the result of growth in policy loans on the Corporate-Owned Life Insurance ("COLI") business.

The Company's realized investment gains (losses) changed from a net realized gain of $7.5 million in 1995 to a net realized loss of $21.1 million in 1996. The increase in interest rates in 1996 resulted in realized losses on the sale of fixed maturities totaling $11.6 million, while lower interest rates contributed to $28.2 million of fixed maturity gains recorded in 1995. The 50% improvement in the provision for asset losses helped to partially offset the fixed maturities capital losses, as the change in provision was reduced from $22.0 million in 1995 to $10.6 million in 1996.

Total benefits and expenses includes life and other policy benefits, increase in reserves, interest paid or credited to contractholders, expenses, and dividends to policyholders. The increase of 5% from $1,733.3 million in 1995 to $1,824.3 million in 1996 is primarily the result of the increase in reserves of $164.8 million associated with the recapture of insurance from Great-West Life. After this adjustment the total benefits and expenses actually decreased from 1995 to 1996. This is the result of a reduction in group health claims which is consistent with the premium decrease discussed previously.

Net income in 1996 also reflects a $25.6 million release of a previously recorded contingent liability that the Company assumed from Great-West Life in 1993. The release was triggered by the resolution of 1988 and 1989 tax issues with the Internal Revenue Service.

The effective income tax rates were reduced in 1996 by the release of the contingent liability which was not taxable and in 1995 by the release of a $13.3 million deferred tax valuation allowance in a subsidiary investment company.

2.   Comparison of Years Ended December 31, 1995 and 1994

The Company's consolidated net income increased 73% in 1995, compared with 1994. The majority of the increase was in the Financial Services unit where the asset intensive lines benefited from a combination of lower mortgage writedowns and capital gains from sales in the fixed maturities portfolio, as described below.

Premiums and other income increased 7% from $1,000.1 million in 1994 to $1,067.4 million in 1995, as the result of an increase in group life and health premiums which were augmented by the acquisition of blocks of business from Confederation Life Insurance Company and Life of Georgia.

Net investment income increased $67.4 million in 1995 to a total of $835.1 million reflecting an increase in invested assets from $11.8 billion to $12.5 billion in 1995. The increase was driven by the growth in policy loans associated with COLI business.

The Company's realized gains (losses) changed from a net realized loss of $71.9 million in 1994 to a net realized gain of $7.5 million in 1995. The provision for asset losses, included in realized losses, continued to decline as the $22.0 million in 1995 was $12.2 million lower than the $34.2 million recorded in 1994, as the mortgage portfolio continued to improve. Interest rates decreased in 1995, leading to capital gains on the sale of fixed maturities of $28.2 million which were better than the $39.8 million of losses recorded in 1994.

Total benefits and expenses increased 9% in 1995 to a total of $1,733.3 million. This increase reflects the growth in the group life and health block of business, and its impact on the increase in group health claims and operating expenses.

The effective income tax in 1995 and 1994 was lower than the statutory rate due to a reduction of $13.3 million and $7.1 million, respectively, in the deferred tax asset valuation allowance held in a real estate subsidiary.


B.   BUSINESS UNIT RESULTS OF OPERATIONS

The following discussion of results from operations is presented in terms of the major business units of the Company, and the financial information regarding such business units, described on pages 1 and 2 (Business of the Company).

1.   Employee Benefits

401(k) premiums and deposits increased 23% to $1.2 billion in 1996.

Total revenue premium income (including premium equivalents) for group life and health decreased 9% from 1995 levels, however, the Company experienced an increase in premium growth during the last half of 1996. Assets under administration in 401(k) increased 40% over 1995, to $3.9 billion. Employee benefits operating income increased in 1996, with favorable mortality and morbidity results, strong 401(k) asset growth, and effective expense management. The Company increased expenses to fund HMO development and computer systems enhancements.

The managed care industry in the United States experienced frequent acquisitions and mergers in 1996. To position itself for the future, the Company focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment.

As a result of heightened price sensitivity and competition from managed care companies, the rate of growth in the Company's life and health business slowed. New life and health case sales in 1996 of 1,125 were higher than the 1,031 recorded in 1995, however termination rates were high resulting in a 7% reduction in the premiums associated with this block of business.

Employers' heightened sensitivity to price has led to a demand for more tightly controlled managed care plans, which is why HMO development remains Employee Benefits' most important product development initiative. In 1996 the Company received state approval for HMO's in California, Texas, Illinois, Colorado, and Georgia and applied for licenses in additional states. The Company also entered into three agreements with other carriers, which will exclusively market the One Health Plan HMO in various states.
These agreements, and others like them, will augment growth in the Company's HMO programs in the years to come.

The Company's One Health Plan subsidiary organization will also play an important role in network contracting and administration medical management, member services and quality assurance for the Company's other managed care products. In addition to day-to-day operations of the HMO, each One Health Plan subsidiary will administer Preferred Provider Organization ("PPO") and Point-of-Service ("POS") plan provider networks for the Company and its joint-venture partner, New England. As well as providing economies of scale, this "pooling" of PPO, POS, and HMO membership benefits the Company in negotiating favorable provider reimbursement arrangements.


The Company experienced a 4% decrease in total covered lives, from 1,621,170 at the end of 1995 to 1,554,142 at year-end 1996.
However, gatekeeper (i.e., POS and HMO) members grew 35% from 258,930 in 1995 to 350,185 in 1996, as employers moved from fully insured and PPO products. As additional HMO licenses are obtained, the Company expects this segment of the business to grow.

The number of new 401(k) case sales, including business generated through the Company's joint venture with New England, continued to climb to 1,156 in 1996 from 960 in 1995 and 953 in 1994. This brings the total 401(k) block of business under administration to 4,942 employer groups and more than 350,000 individual participants.

During 1996, the in-force block of 401(k) business also performed well, with persistency of 93%. This, combined with a strong stock market, resulted in a 40% increase in assets under management, to $3.9 billion.

To promote long-term asset retention, the Company enhanced a number of products and services during 1996, including prepackaged "lifestyle" funds (The Profile Series), "Account Credits" for high-balance accounts, a rollover Individual Retirement Account product, strong enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

In 1997, the Company will continue to enhance managed care programs and services by furthering HMO development, implementing a new claims adjudication system, seeking National Committee for Quality Assurance accreditation and introducing quality assurance programs and member communication directed at health improvements. The Company will continue to build on its 401(k) product, placing more emphasis on participant education and enrollment strategies, as well as introducing new investment options. Finally, the Company will introduce a non-qualified deferred compensation program designed to allow key executives to defer salary for retirement savings beyond 401(k) contribution limits.

2.   Financial Services

Savings

The Company's core savings business is the public/non-profit ("P/NP") pension market, providing investment products, administrative and communication services to employees of state and local governments (Internal Revenue Code Section 457 Deferred Compensation Plans), as well as employees of hospitals and public school districts (Internal Revenue Code Sections 403(b) Tax Deferred Annuities and 401(k) Cash or Deferred Arrangements). Assets under management in the P/NP business, including Separate Accounts, increased 4.6% during 1996 to $6.6 billion. Much of the growth came from the variable annuity business, which was driven by good sales results and strong investment returns in the equity markets.

The Company's P/NP lives under administration were 462,914 in 1996, compared to 410,843 in 1995, and 340,079 in 1994. The Company primarily used BenefitsCorp, its communication and marketing subsidiary, to sell 12 new large employer (100 lives or larger) cases and to increase the penetration of existing cases by enrolling new employees.

The Company experienced a 100% retention rate in P/NP contract renewals in 1996. The Company attributes part of this customer loyalty to initiatives to provide high-quality service while controlling expenses. Unit costs declined 11%, the result of further automation in policyholder recordkeeping and aggressive expense management.

The Company continued to limit sales of Guaranteed Investment
Contracts ("GICs") and allow this block of business to contract.
This decision was taken in 1993 in response to the highly competitive GIC market. As a result, GIC assets decreased 21% in 1996, to $524.6 million, and decreased 29% in 1995.

Customer demand for investment diversification continued to grow during 1996. New contributions to variable business represented 69% of the total 1996 deposits, compared to 54% in 1995. The Company continues to expand the investment products available through its subsidiary mutual fund company, Maxim Series Fund, Inc., and arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock, and international equity fund offerings.

FASCorp, a subsidiary of the Company formed in 1993, provides comprehensive administrative and recordkeeping services for financial institutions and employer-sponsored retirement plans. FASCorp administered records for more than 7,700 groups in 1996 versus 7,000 in 1995, representing approximately 800,000 participants (700,000 in 1995).

During the fourth quarter of 1996, the Company entered into a marketing agreement with Charles Schwab & Co., Inc., to sell individual fixed and variable qualified and non-qualified deferred annuities. Sales of the products commenced in November 1996, resulting in variable annuity deposits of $9.3 million during the last two months of 1996.

Premium deposits associated with the Company's individual deferred annuities were $5.3 million in 1996, compared to $112.7 million in 1995. The Company discontinued the distribution of the product early in 1996 with the intention of replacing these sales through the Charles Schwab distribution channel.

Insurance

Individual life insurance premiums and deposits of $910.1 million in 1996 increased 45% from 1995 primarily due to the $164.8 million of reinsurance premium associated with the recapture of a block of participating individual insurance business from Great-West Life. The remaining growth was due to BOLI premium.

The Company continued to de-emphasize the development and distribution of traditional life insurance products, while focusing on customer retention and expense management. Aggressive expense management and favorable individual life insurance policy persistency resulted in unit costs improving significantly during the year. In late 1996, the Company announced that it would no longer sell insurance products through general agents. The Company began test marketing the sale of term, universal, and joint survivor life insurance products under its marketing agreement with Charles Schwab & Co., Inc. The results of this test program will be evaluated in 1997.

As of year end, legislation was in place which phases out the tax deductibility of interest on policy loans on COLI products during 1997 and 1998. However, the Company has shifted its emphasis from new sales of COLI business to the more stable BOLI market. This product provides long term benefits for bank employees and was not affected by the legislative changes. COLI sales were discontinued in 1996, but renewal premiums and deposits totaled $370.9 million. BOLI revenue premiums and deposits increased to $190.5 million during 1996, compared to $97.2 million in 1995. The Company is working closely with existing COLI customers to determine the options available to them. The effect of these legislative changes is not expected to be material to the Company's operations.

3.   Investment Operations

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's invested assets (Millions) follows:

1996
1995

Fixed maturities, available for sale,
   at fair value
$6,206
$6,263
Fixed maturities, held at maturity,
   at amortized cost
 1,993
 2,054
Mortgage loans
 1,488
 1,713
Real estate and common stock
    88
    70
Short-term investments
   419
   135
Policy loans
 2,523
 2,238
$12,717
$12,473


Fixed Maturities

Fixed maturity investments include publicly traded bonds, privately placed bonds and public and private structured assets. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

Private placement investments are generally less marketable than publicly traded assets, yet they typically offer covenant protection which allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. In excess of 85% of the value of the securities in this portfolio are rated by external rating agencies.

If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available for sale and held to maturity) by credit rating is summarized as:

Credit Rating

1996
1995

AAA
 45.9%
 43.9%
AA
  8.1
  8.0
A
 23.7
 26.8
BBB
 20.9
 19.2
BB and Below (non-investment grade)
  1.4
  2.1
   TOTAL
100.0%
100.0%

At December 31, 1996, the Company had one bond in default in the amount of $8 million, and one potentially problematic bond, with a carrying value of $6.4 million, which, although current, is judged by management as likely to require either restructuring or other types of relief. Both bonds are carried at their estimated net realizable values. Their combined total of $14.4 million is a relatively low proportion of the total fixed maturity portfolio (less than .2%) as the high credit quality of the portfolio limits the Company's exposure to problematic bonds. At December 31, 1995, there were no bonds in default and only one potentially problematic security, with a carrying value of $7.4 million.


Mortgage Loans

During 1996, the mortgage portfolio declined 13% to $1.5 billion, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

The Company follows a comprehensive approach to the management of mortgage loans which includes ongoing analysis of key mortgage characteristics such as debt service coverage, net collateral cash flow, property condition, loan to value ratios and market conditions. Collateral valuations are performed for those mortgages which, after review, are determined by management to present possible risks and exposures. These valuations are then incorporated into the determination of the Company's allowance for credit losses. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards Nos. 114 and 118 (see
Note 1 to the financial statements - page 38), both of which deal with accounting for impaired loans (defined as those loans upon which the Company will likely collect less than all amounts due according to the contractual terms of the agreement). As the Company already provided for impairment reserves through its allowance procedures, the adoption of the new standards had no material effect upon the Company's financial position.

The average balance of impaired loans continued to remain low at $39.1 million in 1996 compared with $29.1 million in 1995, and foreclosures totaled $14.0 million and $37.0 million in 1996 and 1995, respectively. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and improvement in market conditions.

Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 1996 and 1995, the Company's loan portfolio included $68.3 million and $89.2 million, respectively, of non-impaired restructured loans.

Real Estate and Common Stock

The Company's real estate portfolio is composed primarily of properties acquired through the foreclosure of troubled mortgages. The Company operates a wholly owned real estate subsidiary which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company anticipates limited, if any, investments in voluntary real estate assets during 1997.

The common stock portfolio is composed of mutual fund seed money and some private equity investments. The Company anticipates a limited participation in the stock markets in 1997.


Derivatives

The Company uses certain derivatives, such as futures, options, and swaps, for purposes of hedging interest rate and foreign exchange risk. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. Note 6 to the financial statements (page 46) contains a summary of the Company's outstanding financial hedging derivatives.

Other

General economic conditions improved during 1996, including improvement or stabilization in many real estate markets. If present market conditions continue, the Company does not expect to recognize any asset chargeoffs or restructurings which would result in a material adverse effect upon the Company's financial condition in 1997.

C.   LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $544.2 million and $225.8 million as of December 31, 1996 and 1995, respectively.

During 1996, cash increased $34.2 million to $125.2 million as of December 31, 1996. This increase primarily reflects the positive cash flow from operating activities ($712.4 million). The increase was partially offset by net investment purchases ($127.7 million), contract withdrawals ($413.6 million), net repurchase agreement payments ($88.6 million) and payment of dividends on stock ($56.7 million).

During 1995, cash decreased $40.7 million due to contract withdrawals ($217.2 million), net repurchase agreement payments ($191.2 million), net investment purchases ($27.4 million), and payment of dividends on stock ($49.0 million). Cash flow from operating activities was $458.1 million.

The 1994 increase in cash primarily reflects cash flows from operating activities net of withdrawals and net investment purchases.

Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets
through the issuance of commercial paper.   The Company continues
to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $84.7 million of commercial paper outstanding at December 31, 1996, compared with $84.9 million at December 31, 1995. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

D.   ACCOUNTING PRONOUNCEMENTS

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this statement had no material effect on the Company's results of operations, liquidity or financial condition.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". As the Company was already providing for impairment of loans through an allowance for credit losses, the implementation of these statements had no material effect on the Company's financial condition. See Note 6 to the financial statements for further information (page 46).

In 1994, the Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect as of January 1, 1994 of adopting SFAS No. 115 increased the opening balance of stockholder's equity by $6.5 million to reflect the net unrealized gains on securities classified as available-for-sale (previously carried at the lower of aggregated amortized cost or fair value) and the corresponding adjustments to deferred policy acquisition costs, policy reserves, and amounts allocable to the liability for undistributed earnings on participating business, all net of income taxes.

During the fourth quarter of 1995, the Financial Accounting Standards Board issued a guide to implementation of SFAS No. 115, which permits a one-time opportunity to reclassify securities subject to SFAS No. 115. Consequently, the Company reassessed the classification of its investment portfolio in December 1995 and reclassed securities totaling $2.1 billion from held-to-maturity to available-for-sale. In connection with this reclassification, an unrealized gain, net of related policyholder amounts and deferred income taxes, of $23.4 million was recognized in stockholder's equity at the date of transfer.

In connection with the employee transfer discussed in Note 2 to the financial statements on page 42, the Company in 1997 will apply the provisions of SFAS No. 87, "Employers Accounting for Pensions", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 123, "Accounting for Stock-Based Compensation". Previously employee expenses (including costs for benefit plans) were transferred from Great-West Life to the Company through administrative services agreements. Accordingly, the implementation of these standards will have no material effect on the financial results of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements for the Years Ended December 31, 1996, 1995, and 1994 and Independent Auditors' Report, and certain supplementary financial data, are set out below.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
(A wholly-owned subsidiary of
The Great-West Life Assurance Company)

Consolidated Financial Statements for the
Years Ended December 31, 1996, 1995, and 1994 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company (a wholly-owned subsidiary of The Great-West Life Assurance Company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP


Denver, Colorado
January 25, 1997

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996  AND 1995
(Dollars in Thousands)

ASSETS

1996
1995

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value $2,041,064 and
    $2,158,043)
$ 1,992,681
$ 2,054,204
    Available-for-sale, at fair value (amortized cost $6,151,519 and $6,087,969)
  6,206,478
  6,263,187
  Common stock
     19,715
      9,440
  Mortgage loans on real estate, net
  1,487,575
  1,713,195
  Real estate, net
     67,967
     60,454
  Policy loans
  2,523,477
  2,237,745
  Short-term investments, available-for-sale (cost approximates fair value)
    419,008
    134,835
    Total Investments
 12,716,901
 12,473,060

Cash
    125,182
     90,939
Reinsurance receivable
    196,958
    333,924
Deferred policy acquisition costs
    282,780
    278,526
Investment income due and accrued
    198,441
    211,922
Other assets

     57,244
     40,038
Premiums in course of collection
     74,693
     85,990
Deferred income taxes
    214,404
    168,941
Separate account assets
  5,484,631
  3,998,878

TOTAL ASSETS
$19,351,234
$17,682,218

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY

1996
1995

POLICY BENEFIT LIABILITIES:
    Policy reserves
$11,022,595
$10,845,935
    Policy and contract claims
    372,327
    359,791
    Policyholders' funds
    153,867
    154,872
    Experience refunds
     87,399
     83,562
    Provision for policyholders' dividends
     51,279
     47,760

GENERAL LIABILITIES:
    Due to Parent Corporation
    151,431
    149,974
    Repurchase agreements
    286,736
    375,299
    Commercial paper
     84,682
     84,854
    Other liabilities
    488,818
    451,555
    Undistributed earnings on
    participating business
    133,255
    136,617
    Separate account liabilities
  5,484,631
  3,998,878
     Total Liabilities
 18,317,020
 16,689,097

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              600 shares issued and outstanding
    60,000
    60,000
            Series B, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              200 shares issued and outstanding
    20,000
    20,000
            Series C, cumulative, 1500 shares authorized,
              none outstanding


            Series D, cumulative, 1500 shares authorized,
              none outstanding


            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation value of $20.90
              per share, issued, and outstanding
    41,800
    41,800
    Common stock, $1 par value; 50,000,000 shares authorized;
       7,032,000 shares issued and outstanding
     7,032
     7,032
    Additional paid-in capital
   664,265
   657,265
    Net unrealized gains on securities available-for-sale, net
    14,951
    58,763
    Retained earnings
   226,166
   148,261
      Total Stockholder's Equity
 1,034,214
   993,121

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
$19,351,234
$17,682,218

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Dollars in Thousands)

1996
1995
1994

REVENUES:
  Annuity contract charges and premiums
$91,881
$79,816
$61,122
  Life, accident, and health premiums earned (net of
    premiums ceded totaling $(104,250), $60,880
    and $48,115)
1,107,367
987,611
938,947
  Net investment income
836,642
835,046
767,646
  Net realized gains (losses) on investments
(21,078)
7,465
(71,939)

2,014,812
1,909,938
1,695,776

BENEFITS AND EXPENSES:
  Life and other policy benefits (net of reinsurance
    recoveries totaling $52,675, $43,574,
    and $18,937)
515,750
557,469
548,950
  Increase in reserves
229,198
98,797
64,834
  Interest paid or credited to contractholders
561,786
562,263
529,118
  Provision for policyholders' share of earnings (losses)
    on participating business
(7)
2,027
(725)
  Dividends to policyholders
49,237
48,150
42,094

1,355,964
1,268,706
1,184,271

  Commissions
106,561
122,926
120,058
  Operating expenses
336,719
314,810
261,311
  Premium taxes
25,021
26,884
27,402

1,824,265
1,733,326
1,593,042

INCOME BEFORE INCOME TAXES
190,547
176,612
102,734

PROVISION FOR INCOME TAXES:
   Current
77,134
88,366
65,070
   Deferred
(21,162)
(39,434)
(36,614)

55,972
48,932
28,456

NET INCOME
$134,575
$127,680
$74,278

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Dollars in Thousands)

Preferred Stock
  Shares
  Amount
Common Stock
  Shares
  Amount
Additional Paid-In Capital
Net Unrealized Gains (Losses)
Retained Earnings (Deficit)
Total

BALANCE, JANUARY 1, 1994
2,000,800
$121,800
7,032,000
$7,032
$656,793
$0
$35,721
$821,346

Adjustment to beginning balance for change in accounting method for investment securities





6,515

6,515

Change in net unrealized gains (losses)





(84,942)

(84,942)

Capital contributions




472


472

Dividends






(40,438)
(40,438)

Net income






74,278
74,278

BALANCE, DECEMBER 31, 1994
2,000,800
121,800
7,032,000
7,032
657,265
(78,427)
69,561
777,231

Change in net realized gains (losses)





137,190

137,190

Dividends









(48,980)
(48,980)

Net income






127,680
27,680

BALANCE, DECEMBER 31, 1995
2,000,800
121,800
7,032,000
7,032
657,265
58,763
148,261
993,121

Change in net unrealized gains (losses)





(43,812)

(43,812)

Capital contributions




7,000


7,000

Dividends







(56,670)
(56,670)


Net income






134,575
134,575

BALANCE, DECEMBER 31, 1996
2,000,800
$121,800
7,032,000
$7,032
$664,265
$14,951
$226,166
$1,034,214

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Dollars in Thousands)

1996
1995
1994

OPERATING ACTIVITIES:
    Net income
$134,575
$127,680
$74,278
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain (loss) allocated to participating policyholders
(7)
2,027
(725)
       Amortization of investments
15,518
26,725
36,978
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate
21,078
(7,465)
71,939
       Amortization
49,454
49,464
29,197
       Deferred income taxes
(20,258)
(39,763)
(38,631)
    Changes in assets and liabilities:
        Policy benefit liabilities
358,393
346,975
93,998
        Reinsurance receivable
136,966
(38,776)
(25,868)
        Accrued interest and other receivables
24,778
(17,617)
(26,032)
        Other, net
(8,076)
8,834

96,950
                 Net cash provided by operating activities
712,421
458,084
312,084

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Sales

18,821
16,014
                Maturities and redemptions
516,838
655,993
1,034,324
             Available-for-sale
                Sales
3,569,608
4,211,649
1,753,445
                Maturities and redemptions
803,369
253,747
141,299
        Mortgage loans
235,907
260,960
291,102
        Real estate
2,607
4,401
29,868
        Common stock
1,888

178
    Purchases of investments:
        Fixed maturities
             Held-to-maturity
(453,787)
(490,228)
(673,567)
             Available-for-sale
(4,753,154)
(4,932,566)
(2,606,028)
        Mortgage loans
(23,237)
(683)
(9)
        Real estate
(15,588)
(5,302)
(9,253)
        Common stock
(12,113)
(4,218)
(2,063)
                 Net cash used in investing activities
(127,662)
(27,426)
(24,690)

(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Dollars in Thousands)

1996
1995
1994

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits
$(413,568)
$(217,190)
$(238,166)
   Due to Parent Corporation
1,457
(9,143)
(13,078)
   Dividends paid
(56,670)
(48,980)
(40,438)
   Net commercial paper (repayments) borrowings
(172)
(4,832)
89,686
   Net repurchase agreements repayments
(88,563)
(191,195)
(39,244)
   Capital contributions
7,000


              Net cash used in financing activities
(550,516)
(471,340)
(241,240)

NET INCREASE (DECREASE) IN CASH
34,243
(40,682)
46,154

CASH, BEGINNING OF YEAR
90,939
131,621
85,467

CASH, END OF YEAR
$125,182
$90,939
$131,621


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the year for:
       Income taxes
$103,700
$83,841
$68,892
       Interest
15,414
17,016
12,229

See notes to consolidated financial statements.

(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Amounts in Thousands, except Share Amounts)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization - Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of The Great-West Life Assurance Company (the Parent Corporation). The Company is an insurance company domiciled in the State of Colorado. The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States.

     Basis of Presentation -   The preparation of financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the basis of presentation used in 1996.

     Investments - Investments are reported as follows:

1. Management determines the classification of fixed maturities at the time of purchase. Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost unless fair value is less than cost and the decline is deemed to be other than temporary, in which case they are written down to fair value and a new cost basis is established.

     Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as a separate component of stockholder's equity. The net unrealized gains and losses in derivative financial instruments used to hedge available-for-sale securities are included in the separate component of stockholder's equity.

     The amortized cost of fixed maturities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts using the effective interest method over the estimated life of the related bonds. Such amortization is included in net investment income. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net realized gains (losses) on investments.

2. Mortgage loans on real estate are carried at their unpaid balances adjusted for any unamortized premiums or discounts and any valuation reserves. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to net investment income using the effective interest method. Accrual of interest is discontinued on any impaired loans where collection of interest is doubtful.

     The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb possible credit losses on its impaired loans and to provide adequate provision for any possible future losses in the portfolio.

Management's judgment is based on past loss experience, current and projected economic conditions, and extensive situational analysis of each individual loan.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". In accordance with these standards, a mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the fair value of the collateral. As the Company was already providing for impairment of loans through an allowance for credit losses, the implementation of these statements had no material effect on the Company's financial statements.

3. Real estate is carried at the lower of cost or fair value, net of costs of disposal. Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The implementation of this statement had no material effect on the Company's financial statements.

4.   Investments in common stock are carried at fair value.

5.   Policy loans are carried at their unpaid balances.

6. Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost. The Company considers short-term investments to be available-for-sale and amortized cost approximates fair value.

     Gains and losses realized on disposal of investments are determined on a specific identification basis.

     Cash - Cash includes only amounts in demand deposit accounts.

     Deferred Policy Acquisition Costs - Policy acquisition costs, which consist of sales commissions and other costs that vary with and are primarily related to the production of new and renewal business, have been deferred to the extent recoverable. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized.
Amortization of deferred policy acquisition costs totaled $47,089, $48,054, and $28,199 in 1996, 1995, and 1994, respectively.

     Separate Account - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc., a diversified, open-end management investment company which is an affiliate of the Company, shares of other external mutual funds, or government or corporate bonds.

     Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $5,242,753, and $4,675,175 at December 31, 1996 and 1995, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $5,779,842 and $6,170,760, at December 31, 1996 and 1995, respectively, are established at the contractholder's account value.

     Reinsurance - Policy reserves ceded to other insurance companies are carried as reinsurance receivable on the balance sheet (See Note 3). The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

     Policy and Contract Claims - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

     Participating Fund Account - Participating life and annuity policy reserves are $3,591,077 and $3,339,316 at December 31, 1996 and 1995, respectively. Participating business approximates 50.3% of the Company's ordinary life insurance in force and 92.2% of ordinary life insurance premium income at December 31, 1996.

     The liability for undistributed earnings on participating business was decreased by $3,362 in 1996, which represented $7 of losses on participating business, a reduction of $2,924 to reflect the net change in unrealized gains on securities classified as available-for-sale, net of certain adjustments to policy reserves and income taxes, and a decrease of $431 due to reinsurance transactions (See Note 2).

     The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Amounts allocable to participating policyholders are consistent with established Company practice.

     The Company has established a Participating Policyholder Experience Account (PPEA) for the benefit of all participating policyholders which is included in the accompanying consolidated balance sheet. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

     The Company has also established a Participation Fund Account
(PFA) for the benefit of the participating policyholders previously transferred to the Company from the Parent under an assumption reinsurance transaction. The PFA is part of the PPEA. The assets and liabilities associated with these policies are segregated in the accounting records of the Company. Earnings derived from the operation of the PFA accrue solely for the benefit of the acquired participating policyholders.

     Recognition of Premium Income and Benefits and Expenses - Life insurance premiums are recognized as earned. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Benefits and expenses on policies with life contingencies are associated with premium income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. The average crediting rate on annuity products was approximately 6.8% in 1996.

     Income Taxes - Income taxes are recorded using the asset and liability approach which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset, net of a valuation allowance, will be realized.

     Repurchase Agreements and Securities Lending - The Company enters into repurchase agreements with third-party broker-dealers in which the Company sells securities and agrees to repurchase substantially similar securities at a specified date and price. Such agreements are accounted for as collateralized borrowings. Interest expense on repurchase agreements is recorded at the coupon interest rate on the underlying securities. The repurchase fee received or paid is amortized over the term of the related agreement and recognized as an adjustment to investment income.

     The Company will implement Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" in 1998 as it relates to repurchase agreements and securities lending arrangements. Management estimates the effect of the change will not be material.

Derivatives - The Company engages in hedging activities to manage interest rate and foreign exchange risk (See Note 6).


2.   RELATED-PARTY TRANSACTIONS

     On October 31, 1996 the Company recaptured certain pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded, at estimated fair value, the following at October 31, 1996 as a result of this transaction:


Assets                             Liabilities and
                                   Stockholder's Equity

Cash                $162,000       Policy reserves     $164,839
Mortgages           19,753         Due to parent corporation  9,180
Other               18             Deferred income taxes      1,283
Undistributed earnings on          Stockholder's equity       7,000
   participating business 431
                    $182,302                           $182,302

     The Company and the Parent Corporation have a number of service agreements whereby the Parent Corporation administers, distributes, and underwrites business for the Company and administers the Company's investment portfolio. Certain operating expenses represent allocations made by the Parent Corporation to the Company for services provided pursuant to these service agreements. These transactions are summarized as follows:

Years Ended December 31,

1996
1995
1994
Investment management expense (included in net

     investment income)
$14,800
$15,182
$13,841
Administrative and underwriting payments
    (included in operating expenses)
304,599
301,529
269,020

Effective January 1, 1997 all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. All related employee benefit plan assets and liabilities were transferred from the Parent Corporation to the Company with no material impact on the Company's financial position. There will not be any material effect on the Company's operating expenses as the costs associated with the employees and these benefit plans are reflected in the present service agreements.

     At December 31, 1996 and 1995, due to Parent Corporation includes $31,639 and $27,814 due on demand and $119,792 and $122,160 of notes payable which bear interest and mature at various dates. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The Company also has available an arrangement to obtain advances from the Parent Corporation to fund short-term liquidity needs. The due on demand to the Parent Corporation bears interest at the public bond rate (7.0% and 6.4% at December 31, 1996 and 1995, respectively) while the remainder bear interest at various rates.




3.   REINSURANCE

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

     Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1996 and 1995, reinsurance receivables with a carrying value of $196,958 and $333,924, respectively, were due primarily from the Parent Corporation.

     Total reinsurance premiums assumed from the Parent Corporation were $1,693, $1,606 and $2,438, in 1996, 1995, and 1994, respectively.


The Company considers all accident and health policies to be short-duration contracts. The following schedule details life insurance in force and life and accident/health premiums:

Gross Amount
Ceded Primarily to the Parent Corporation
Assumed Primarily From Other Companies
Net Amount
Percentage of Amount Assumed to Net

December 31, 1996:
   Life insurance in force:
     Individual
$23,409,823
$5,246,079
$3,482,118
$21,645,862
16.1%
     Group
47,682,237

1,817,511
49,499,748
3.7%
         Total
$71,092,060
$5,246,079
$5,299,629
$71,145,610


   Premiums:
     Life insurance
$334,127
$(111,743)
$19,633
$465,503
4.2%
     Accident/health
592,577
7,493
56,780
641,864
8.8%
       Total
$926,704
$(104,250)
$76,413
$1,107,367



December 31, 1995:
   Life insurance in force:
     Individual
$22,388,520
$7,200,882
$3,476,784
$18,664,422
18.6%
     Group
48,415,592

1,954,313
50,369,905
3.9%
         Total
$70,804,112
$7,200,882
$5,431,097
$69,034,327


   Premiums:
     Life insurance
$339,342
$51,688
$21,028
$308,682
6.8%
     Accident/health
623,626
9,192
64,495
678,929
9.5%
       Total
$962,968
$60,880
$85,523
$987,611


December 31, 1994:
   Life insurance in force:
     Individual
$21,461,590
$7,411,811
$3,415,596
$17,465,375
19.6%
     Group
48,948,669


2,102,228
51,050,897
4.1%
         Total
$70,410,259
$7,411,811
$5,517,824
$68,516,272


   Premiums:
     Life insurance
$322,263
$42,946
$22,009
$301,326
7.3%
     Accident/health
579,650
5,169
63,140
637,621
9.9%
       Total
$901,913
$48,115
$85,149
$938,947


4.   NET INVESTMENT INCOME

Net investment income is summarized as follows:

Years Ended December 31,

1996
1995
1994

  Investment income:
    Fixed maturities and short-term investments
$601,913
$591,561
$555,103
    Mortgage loans on real estate
140,823
171,008
182,544
    Real estate
5,292
3,936
5,700
    Policy loans

175,746
163,547
116,060
    Other
3,319



927,095
930,052
859,407

  Investment expenses, including
    interest on amounts charged
    by the Parent Corporation
    of $11,282, $10,778, and $11,145
90,453
95,006
91,761

  Net investment income
$836,642
$835,046
$767,646

5.   NET REALIZED GAINS (LOSSES) ON INVESTMENTS

Net realized gains (losses) on investments are as follows:

Years Ended December 31,

1996
1995
1994
  Realized gains (losses):
    Fixed Maturities
$(11,624)
$28,166
$(39,775)
    Mortgage loans on real estate
1,143
1,309
2,120
    Real estate

(10)
(102)
    Provisions
(10,597)
(22,000)
(34,182)
  Net realized gains (losses) on investments
$(21,078)
$7,465
$(71,939)


6.   SUMMARY OF INVESTMENTS

Fixed maturities owned at December 31, 1996 are summarized as follows:

Amortized Cost
Gross Unrealized Gains
Gross Unrealized Losses
Estimated Fair Value
Carrying Value

  Held-to-Maturity:
    U.S. Treasury Securities and
       obligations of U.S. Government
       Agencies:

         Collateralized mortgage
           obligations
$
$
$
$
$
         Direct mortgage pass-through
           certificates
         Other
       10,935
            630
            106
       11,459
     10,935
   Collateralized mortgage obligations





   Public utilities
     284,954
       12,755
            320
     297,389
   284,954
   Corporate bonds
  1,634,745
       41,195
         7,360
  1,668,580
1,634,745
   Foreign governments
       12,577

            556
                3
       13,130
     12,577
   State and municipalities
       49,470
         1,051
              15
       50,506
     49,470

$  1,992,681
$       56,187
$         7,804
$  2,041,064
$1,992,681

   Available-for-Sale:
    U.S. Treasury Securities and
       obligations of U.S.
       Government Agencies:
          Collateralized mortgage
            obligations
$     658,612
$         8,058
$         3,700
$     662,970
$   662,970
          Direct mortgage pass-through
             certificates
     844,291
         5,093
       10,908
     838,476
   838,476
          Other
     359,220
            596
         2,686
     357,130
   357,130
   Collateralized mortgage obligations
     614,773
       13,619
         3,553
     624,839
   624,839
   Public utilities
     628,382
         6,523
         5,375
     629,530
   629,530
   Corporate bonds

  2,907,875
       56,551
         5,250
  2,959,176
2,959,176
   Foreign governments
     110,013
         1,762
         5,673
     106,102
   106,102
   State and municipalities
       28,353
              21
            119
       28,255
     28,255

$  6,151,519
$       92,223
$       37,264
$  6,206,478
$6,206,478

6.   SUMMARY OF INVESTMENTS [Continued]

Fixed maturities owned at December 31, 1995 are summarized as follows:

Amortized Cost
Gross Unrealized Gains
Gross Unrealized Losses
Estimated Fair Value
Carrying Value

  Held-to-Maturity:
    U.S. Treasury Securities and
       obligations of U.S.
       Government Agencies:
          Collateralized mortgage
             obligations
$
$
$
$
$
          Direct mortgage pass-through
              certificates





          Other
       11,107
         1,093

     12,200
       11,107
   Collateralized mortgage obligations





   Public utilities
     269,671
       22,084
             95
   291,660
     269,671
   Corporate bonds
  1,732,046
       83,583
         5,867
1,809,762
  1,732,046
   Foreign governments
       18,596
         1,087
              12
     19,671
       18,596
   State and municipalities
       22,784
         1,966

     24,750
       22,784

$  2,054,204
$     109,813
$         5,974
$2,158,043
$  2,054,204

   Available-for-Sale:
    U.S. Treasury Securities and
       obligations of U.S.

       Government Agencies:
          Collateralized mortgage
            obligations
$     561,475
$         9,983
$         1,948
$   569,510
$     569,510
          Direct mortgage pass-through
             certificates
     794,056
       11,980
         2,233
   803,803
     803,803
          Other
     561,736
         7,703
              39
   569,400
     569,400
   Collateralized mortgage obligations
     490,074
       18,044
         3,304
   504,814
     504,814
   Public utilities
     581,482
       16,607
         2,425
   595,664
     595,664
   Corporate bonds
  2,943,918
     121,537
              26
3,065,429
  3,065,429
   Foreign governments
     141,362
         5,021
         5,644
   140,739
     140,739
   State and municipalities
       13,866
              22
              60
     13,828
       13,828

$  6,087,969
$     190,897
$       15,679
$6,263,187
$  6,263,187

     Most of the collateralized mortgage obligations consist of planned amortization classes with final stated maturities of two to thirty years and average lives of less than one to fourteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities is adjusted by such prepayments.

     The cumulative effect as of January 1, 1994 of adopting SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," increased the opening balance of stockholders' equity by $6,515 to reflect the net unrealized gains on securities classified as available-for-sale (previously carried at the lower of aggregate amortized cost or fair value) and the corresponding adjustments to deferred policy acquisition costs, policy reserves, and amounts allocable to the liability for undistributed earnings on participating business, all net of income taxes.

     In November 1995, the Financial Accounting Standards Board issued a special report entitled "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities". In accordance with the adoption of this guidance, the Company reassessed the classification of its investment portfolio in December 1995 and reclassed securities totaling $2,119,814 from held-to-maturity to available-for-sale. In connection with this reclassification, an unrealized gain, net of related adjustments (see above), of $23,449 was recognized in stockholder's equity at the date of transfer.

     The estimated fair value of fixed maturities that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilized discounted cash flows calculated at current market rates on investments of similar quality and term.

     The amortized cost and estimated fair value of fixed maturity investments at December 31, 1996, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity
  Amortized Cost
  Estimated Fair Value
Available-for-Sale
  Amortized Cost
  Estimated Fair Value

Due in one year or less
$197,135
$200,356
$294,236
$308,805
Due after one year through five years
840,192
860,192
1,294,892
1,300,473
Due after five years through ten years
621,900
641,103
934,312
940,880
Due after ten years
140,061
145,287
422,179
432,721
Mortgage-backed securities
2,117,676
2,126,285
Asset-backed securities
193,393
194,126
1,088,224
1,097,314

$1,992,681
$2,041,064
$6,151,519
$6,206,478

     Proceeds from sales of securities available-for-sale were $3,569,608, $4,211,649, and $1,753,445 during 1996, 1995, and 1994, respectively. The realized gains on such sales totaled $24,919, $39,755, and $7,030 for 1996, 1995, and 1994, respectively. The realized losses totaled $40,748, $15,516, and $50,612 for 1996,
1995, and 1994, respectively.  During 1996, 1995, and 1994
held-to-maturity securities with an amortized cost of $0, $18,087, and $15,300 were sold due to credit deterioration with insignificant realized gains and losses.

     At December 31, 1996 and 1995, pursuant to fully collateralized securities lending arrangements, the Company had loaned $230,419 and $343,351 of fixed maturities, respectively.

     The Company makes limited use of derivative financial instruments to manage interest rate and foreign exchange risk.
Such hedging activity consists of interest rate swap agreements, interest rate floors and caps, and foreign currency exchange contracts. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest differential. This differential represents the difference between current interest rates and an agreed-upon rate, the strike rate, applied to a notional principal amount. Interest rate swap agreements are used to convert the interest rate on certain fixed maturities from a floating rate to a fixed rate. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. The differential paid or received on interest rate and amounts received under interest rate floor and cap agreements are recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.

     Although derivative financial instruments taken alone may expose the Company to varying degrees of market and credit risk when used solely for hedging purposes, these instruments typically reduce overall market and interest rate risk. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur.

     The following table summarizes the financial hedge instruments:

December 31, 1996
Notional Amount
Strike/Swap Rate
Maturity

Interest Rate Floor
$100,000
4.5% [LIBOR]
1999
Interest Rate Caps
260,000
11.0% to 11.82%[CMT]
2000 to 2001
Interest Rate Swaps
187,847
6.203% to 9.35%
01/98 to 02/2003
Foreign Currency Exchange
   Contracts
61,012
N/A
09/98 to 03/2003

December 31, 1995
Notional Amount
Strike/Swap Rate
Maturity

Interest Rate Floor
$100,000
4.5% [LIBOR]
1999
Interest Rate Cap
100,000
11.0% [CMT]
2000
Interest Rate Swaps
165,000
6.203% to 9.35%
01/98 to 2/2002
Foreign Currency Exchange
   Contracts
66,650
N/A
10/96 to 09/98

LIBOR - London Interbank Offered Rate
CMT - Constant Maturity Treasury Rate

The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 1996 approximately 32% and 10% of the Company's mortgage loans were collateralized by real estate located in California and Michigan, respectively.


The following represents impairments and other information under SFAS No. 114:

1996
1995

Impaired Loans
  Loans with related allowance for credit losses of $2,793 and $654
$16,443
$3,254
  Loans with no related allowance for credit losses
31,709
20,424
  Average balance of impaired loans during the year
39,064
29,150
  Interest income recognized [while impaired]
923
675
  Interest income received and recorded [while impaired] using the cash basis method of recognition
1,130
857

As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time alter the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms that are not impaired, aggregated $68,254, and $89,160 at December 31, 1996, and 1995,
respectively.

The following table presents changes in the allowance for credit losses since January 1, 1995 (date of the adoption of SFAS
No. 114):

1996
1995

Balance, beginning of year
$63,994
$57,987
Provision for loan losses
4,470
15,877
Chargeoffs
(3,468)
(10,480)
Recoveries
246
610
Balance, end of year
$65,242
$63,994

7.   COMMERCIAL PAPER

The Company has a commercial paper program which is partially supported by a $50,000 standby letter-of-credit. At December 31, 1996, commercial paper outstanding has maturities ranging from 49 to 123 days and interest rates ranging from 5.4% to 5.6%. At December 31, 1995, maturities ranged from 25 to 160 days and interest rates ranged from 5.7% to 5.9%.


8.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table provides estimated fair value for all assets and liabilities and hedge contracts considered to be financial instruments:

December 31,
1996
  Carrying Amount
  Estimated Fair Amount
1995
  Carrying Amount
  Estimated Fair Value

ASSETS:
  Fixed maturities and short-term
    investments
$8,618,167
$8,666,550
$8,452,226
$8,556,065
  Mortgage loans on real estate
1,487,575
1,506,162
1,713,195
1,749,514
  Policy loans
2,523,477
2,523,477
2,237,745
2,237,745
  Common stock
19,715
19,715
9,440
9,440

LIABILITIES:
  Annuity contract reserves
    without life contingencies
5,779,842
5,821,404
6,170,760
6,268,749
  Policyholders' funds
153,867
153,867
154,872
154,872
  Due to Parent Corporation
151,431
154,479
149,974
152,347
  Repurchase agreements
286,736
286,736
375,299
375,299
  Commercial paper
84,682
84,682

84,854
84,854

HEDGE CONTRACTS:
  Interest rate floor
62
124
84
1,320
  Interest rate cap
173
173
90
90
  Interest rate swaps
4,746
4,746
10,052
10,052
  Foreign currency exchange
    contracts
(8,954)
(8,954)
(4,604)
(4,604)

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Mortgage loans fair value estimates generally are based on a discounted cash flow basis. A discount rate "matrix" is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage's remaining term. The rates selected for inclusion in the discount rate "matrix" reflect rates that the Company would quote if placing loans representative in size and quality to those currently in the portfolio.

     Policy loans accrue interest generally at variable rates with no fixed maturity dates and, therefore, estimated fair value approximates carrying value.

     The fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts, utilizing current credited rates for similar products.

     The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

     The estimated fair value of due to Parent Corporation is based on discounted cash flows at current market spread rates on high quality investments.

     The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

     The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net gain position for interest rates swaps are $160 and $0 of unrealized losses in 1996 and 1995, respectively. Included in the net loss position for foreign currencies exchange contracts are $8,954 and $5,497 loss exposures in 1996 and 1995, respectively.

     See note 6 for additional information on policies regarding estimated fair value of fixed maturities.

9.   FEDERAL INCOME TAXES

     The following is a reconciliation between the federal income tax rate and the Company's effective rate:

1996
1995
1994

Federal tax rate
35.0%
35.0%
35.0%
Change in tax rate resulting from:
   Investment income not subject to federal tax
(1.0)
(0.5)
(1.0)
   Release of contingent liability
(4.7)


   Change in valuation allowance
0.8
(7.8)
(6.9)
   State and environmental taxes
0.7
0.7

0.9
   Other, net
(1.4)
0.3
(0.3)
Total
29.4%
27.7%
27.7%

     Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

1996
  Deferred Tax Asset
  Deferred Tax Liability
1995
  Deferred Tax Asset
  Deferred Tax Liability

Policyholder reserves
$151,239
$
$162,073
$
Deferred policy acquisition costs

57,031

55,542
Deferred acquisition cost proxy tax
70,413

58,481

Investment assets
35,658


16,372
Net operating loss carryforwards
12,295

17,588

Tax credits and other
5,366

4,786

     Subtotal
274,971
57,031

242,928
71,914
Valuation allowance
(3,536)

(2,073)

     Total Deferred Taxes
$271,435
$57,031
$240,855
$71,914

Amounts related to investment assets above include $8,530 and $33,735 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 1996 and 1995, respectively.

     The Company files a separate tax return and, therefore, losses incurred by subsidiaries cannot be offset against operating income of the Company. At December 31, 1996, the Company's subsidiaries have approximately $35,128 of net operating loss carryforwards, expiring through the year 2011. The tax benefit of subsidiaries' net operating loss carryforwards, net of a valuation allowance of $1,612 are included in the deferred tax assets.

     The Company's valuation allowance was increased/(decreased) in 1996, 1995, and 1994 by $1,463, $(13,145), and $(6,278),
respectively, primarily as a result of taxable income in subsidiaries which was greater than expected and the resulting re-evaluation by management of future estimated taxable income in the subsidiaries.

Under pre-1984 life insurance company income tax laws, a portion of life insurance company gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account is $7,742 and the Company does not anticipate any transactions which would cause any part of the amount to become taxable. Accordingly, no provision has been made for possible future federal income taxes on this accumulation.

     Pursuant to a December 31, 1993 agreement between the Company and its Parent whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. The Company's 1996 results of operations include a release of $25,600 from the provision, to reflect the resolution of 1988 and l989 tax issues with the Internal Revenue Service (IRS). Audits of tax years 1990 and 1991 are in the process of being finalized. The IRS is currently auditing tax years 1992 and 1993. In the opinion of Company management, the amounts paid or accrued are adequate; however, it is possible that the Company's accrued amounts may change as a result of the completion of the IRS audits.

10.  STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

     All of the Company's outstanding series of preferred stock are owned by the Parent Corporation. The dividend rate on the Series
A Stated Rate Auction Preferred Stock (STRAPS) is 7.3% through December 30, 2002. The Series A STRAPS are redeemable at the option of the Company on or after December 29, 2002 at a price of $100,000 per share, plus accumulated and unpaid dividends.

     The dividend rate on the Series B Straps is 5.8% through December 30, 1997. The Series B STRAPS are redeemable at the option of the Company on or after December 29, 1997 at a price of $100,000 per share, plus accumulated and unpaid dividends.

     The Company's Series E 7.5% non-cumulative, non-redeemable preferred shares are redeemable by the Company after April 1, 1999.

The shares are convertible into common shares at the option of the holder on or after September 30, 1999, at a conversion price negotiated between the holder and the Company or at a formula determined conversion price in accordance with the share conditions.

     The Company received $472 of contributed capital in the form of deferred tax assets from the Parent Corporation during 1994 in connection with reinsurance transactions with the Parent.

     The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

1996
1995
1994
(Unaudited)

Net Income
$180,635
$114,931
$70,091
Capital and Surplus
713,324
653,479
621,589

The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado is subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 1996 were $584,492 and $182,044 (unaudited), respectively. The Company should be able to pay up to $182,044 (unaudited) of dividends without regulatory approval in 1997.

     Dividends of $8,587, $9,217, and $7,475, were paid on preferred stock in 1996, 1995, and 1994, respectively. In addition, dividends of $48,083, $39,763, and $32,963, were paid on common stock in 1996, 1995 and 1994, respectively. Dividends are paid as determined by the Board of Directors.

     The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

In the two most recent fiscal years or any subsequent interim period, there has been no change in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   IDENTIFICATION OF DIRECTORS

Director
Age
Served as Director From
Principal Occupation(s) For Last Five Years

James Balog (1)(2)
68
1993
Company Director since March 1993; previously Chairman, Lambert
Brussels Capital Corporation  (an investment advisory company)

James W. Burns, O.C. (1)(2)
67
1991
Chairman of the Boards of Great-West Lifeco and Great-West Life;
Deputy Chairman, Power Corporation

Orest T. Dackow (1)(2)
60
1991
President and Chief Executive Officer, Great-West Lifeco since
April 1992; previously President, Great-West Life

Paul Desmarais, Jr. (1)(2)
42
1991
Chairman and Co-Chief Executive Officer, Power Corporation;
Chairman, Power Financial

Robert G. Graham (1)(2)
65
1991
Company Director since January 1996; previously Chairman and Chief Executive Officer, Inter-City Products Corporation (a company engaged in the manufacture and distribution of air conditioning, heating and related products)

Robert Gratton (1)(2)
53
1991
Chairman of the Board of the Company; President and Chief Executive Officer, Power Financial

N. Berne Hart (1)(2)(3)
67
1991
Company Director since February 1992; previously Chairman of the
Board, United Banks of Colorado, Inc. (a multi-bank holding company)

Kevin P. Kavanagh (1)
64
1986
Company Director since April 1992; previously President and Chief
Executive Officer, Great-West Lifeco

William Mackness (1)(2)
58
1991
Company Director since July 1995; previously Dean, Faculty of
Management, University of Manitoba

William T. McCallum (1)(2)
54
1990
President and Chief Executive Officer of the Company; President and Chief Executive Officer, United States Operations, Great-West Life

Jerry E.A. Nickerson (3)
60
1994
Chairman of the Board, H.B. Nickerson & Sons Limited (a management and holding company)

The Honourable
P. Michael Pitfield, P.C., Q.C. (1)(2)
59
1991
Vice-Chairman, Power Corporation; Member of the Senate of Canada

Michel Plessis-Belair, F.C.A. (2)(3)
54
1991
Vice-Chairman and Chief Financial Officer, Power Corporation;
Executive Vice-President and Chief Financial Officer, Power
Financial

Ross J. Turner (1)(2)(3)
66
1991
Chairman, Genstar Investment Corporation (an investment company)

Brian E. Walsh (1)(2)
43
1995
Partner, Trinity L.P. since January 1996 (an investment company);
previously Managing Director and Co-head, Global Investment Bank,
Bankers Trust Company (an investment/commercial bank)

(1)  Member of the Executive Committee
(2)  Member of the Investment and Credit Committee
(3)  Member of the Audit Committee

Unless otherwise indicated, all of the directors have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

Directors are elected annually to serve until the following annual meeting of shareholders.

The following lists directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940.

J. Balog
Transatlantic Holdings
Elan plc

W. Mackness
Russel Metals Inc.

J.E.A. Nickerson
Bank of Montreal

R.J. Turner
Guy F. Atkinson Company of California
Rio Algom Limited

B.   IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer
Age
Served as Executive Officer From
Principal Occupation(s) For Last Five Years

William T. McCallum
President and Chief Executive Officer
54
1982
President and Chief Executive Officer of the Company; President and Chief Executive Officer, United States Operations, Great-West Life

Dennis Low
Executive Vice President, Financial Services
53
1987
Executive Vice President, Financial Services of the Company and
Great-West Life

Alan D. MacLennan
Executive Vice President, Employee Benefits
53
1984
Executive Vice President, Employee Benefits of the Company and
Great-West Life

Robert D. Bond
Senior Vice President, Financial Services
46
1995
Senior Vice President, Financial Services of the Company and
Great-West Life; prior to May 1992, National Director, Public
Marketing, Aetna Life Insurance Company

John A. Brown
Senior Vice President, Sales, Financial Services
49
1991
Senior Vice President, Sales, Financial Services of the Company and Great-West Life

John T. Hughes
Senior Vice President, Chief Investment Officer
60
1989
Senior Vice President, Chief Investment Officer of the Company and
Great-West Life

Robert E. Kavanagh
Senior Vice President, Employee Benefits Sales
58
1991
Senior Vice President, Employee Benefits Sales of the Company and
Great-West Life

D. Craig Lennox
Senior Vice President, General Counsel and Secretary
49
1979
Senior Vice President, General Counsel and Secretary of the
Company; Senior Vice President and Chief U.S. Legal Officer,
Great-West Life

James D. Motz
Senior Vice President, Employee Benefits Operations
47
1991
Senior Vice President, Employee Benefits Operations of the Company and Great-West Life

Douglas L. Wooden
Senior Vice President, Financial Services
40
1990
Senior Vice President, Financial Services of the Company and
Great-West Life


Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.


ITEM 11.  EXECUTIVE COMPENSATION

A.   SUMMARY COMPENSATION TABLE

The following table sets out all compensation paid by Great-West Life in respect of the individuals who were, at December 31, 1996, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for services rendered to the Company and its subsidiaries, and Great-West Life, in all capacities for fiscal years ended 1994, 1995 and 1996 respectively.

SUMMARY COMPENSATION TABLE

Annual compensation (1)
Long-term compensation awards

Name and principal position
Year
Salary ($)
Bonus ($)
Options (2) (#)

W.T. McCallum, President and Chief Executive Officer
1996
561,818
370,500
300,000
1995
523,958
351,000  225,000 (3)
None
1994
476,750
318,500
None

D. Low, Executive Vice President, Financial Services
1996
325,000
146,250
150,000
1995
305,000
150,500
None
1994
285,000
145,500
None
J.T. Hughes, Senior Vice President, Chief Investment Officer
1996
312,000
136,968
80,000
1995
301,000
150,500
None
1994
290,000
145,000
None

A.D. MacLennan, Executive Vice President, Employee Benefits
1996
325,000
115,000
150,000
1995
312,000
125,000
None
1994
265,000
142,500
None

D.L. Wooden, Senior Vice President, Financial Services
1996
287,000
143,500
100,000
1995
275,500
137,500
None
1994
265,000
142,500
None

(1) The aggregate of perquisites and other personal benefits, securities or property provided to each Named Executive Officer in 1996 did not exceed the lesser of $50,000 and 10% of the total of the individual's annual salary and bonus.

(2) The options set out are options for common shares of Great-West Lifeco ("Lifeco Options"). Lifeco Options are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan which was approved by the Great-West Lifeco shareholders on April 24, 1996. Lifeco Options become exercisable 20% per year commencing on the first anniversary of the date of the grant and expire 10 years after the date of the grant.

(3) A special one-time bonus payment with respect to long-term performance.

B.   OPTIONS

The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.37.

OPTION GRANTS IN LAST FISCAL YEAR

Individual grants
  Name
  Options granted (#)
  Percent of total options granted to employees in fiscal year
  Exercise or base price ($/share)
  Expiration date
Potential realizable value at assumed annual rates of stock price appreciation for option term
  5% ($)
 10% ($)

W.T. McCallum
300,000
10.42
12.376697
July 22, 2006
2,335,080
5,917,590

D. Low
150,000
5.21
12.376697
July 22, 2006
1,167,540
2,958,795

J.T. Hughes
80,000
2.78
12.376697
July 22, 2006
622,688
1,578,024

A.D. MacLennan
150,000
5.21
12.376697
July 22, 2006
1,167,540
2,958,795

D.L. Wooden
100,000
3.47
12.376697
July 22, 2006
778,360
1,972,530


Prior to April 24,1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire commons shares of Power Financial ("PFC Options") were granted. The following table describes all Lifeco Options and all PFC Options exercised in 1996, and all unexercised Lifeco Options and PFC Options held as of December 31, 1996, by the Named Executive Officers. PFC Options and Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.37.



AGGREGATED PFC OPTION AND LIFECO OPTION EXERCISES IN
LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name
Shares acquired on exercise (#)
Value realized ($)
Unexercised options at fiscal year-end (#)
  Exercisable    Unexercisable
Value of unexercised in-the-money options at fiscal year-end ($)
  Exercisable    Unexerciseable

W.T. McCallum


26,000 (1)        300,000 (2)
658,659 (1)    940,276 (2)

D. Low
  6,700 (1)
100,892
37,300 (1)        150,000 (2)
944,922 (1)    470,138 (2)

J.T. Hughes


60,000 (1)          80,000 (2)
1,214,781 (1)  250,740 (2)

A.D. MacLennan


                         150,000 (2)
          470,138 (2)
D.L. Wooden


44,000 (1)        100,000 (2)
911,916 (1)    313,425 (2)

(1)  PFC Options granted pursuant to the Power Financial Employee
Share Option Plan.
(2)       Lifeco Options granted pursuant to the Great-West Lifeco
Stock Option Plan.

C.   PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive Officers by Great-West Life or the Company.

PENSION PLAN TABLE

Remuneration ($)
Years of Service

15        20        25                30               35

400,000
120,000        160,000      200,000      240,000        240,000

500,000
150,000        200,000      250,000      300,000        300,000

600,000
180,000        240,000      300,000      360,000        360,000

700,000
210,000        280,000      350,000      420,000        420,000

800,000
240,000        320,000      400,000      480,000       480,000

900,000
270,000        360,000      450,000      540,000       540,000

1,000,000
300,000        400,000      500,000      600,000       600,000




The Named Executive Officers have the following years of service.

Name           Years of Service

W.T. McCallum  30
D. Low         31
J.T. Hughes         6
A.D. MacLennan      30
D.L. Wooden    5

For W.T. McCallum, the benefits shown are payable commencing December 31, 2000, and remuneration is the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For D. Low, J.T. Hughes, A.D. MacLennan and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.   COMPENSATION OF DIRECTORS

1.   Great-West Life Directors

The following sets out remuneration paid by Great-West Life to its directors.

Great-West Life pays an annual fee of $12,500 to each director. Great-West Life pays an annual fee of $10,000 to the Chairman of each of the Audit Committee, the Conduct Review Committee and the Corporate Management Committee, $20,000 to the Chairman of each of the Canadian Investment and Credit Committee and the United States Investment and Credit Committee, $25,000 to the Chairman of each of the Canadian Executive Committee and the United States Executive Committee, and $25,000 to the Chairman of the Board. With the exception of the President and Chief Executive Officer of Great-West Lifeco, the President and Chief Executive Officer of Great-West Life, and the President and Chief Executive Officer of the Company, Great-West Life pays a meeting fee of $1,000 to each director for each meeting of the Board of Directors or a committee thereof attended. In addition, all directors are reimbursed for incidental expenses.

In 1996, Great-West Life paid $17,833 to the consulting company of
W. Mackness, a director of Great-West Life, for consulting services. This arrangement was terminated on April 24, 1996.

The above amounts are paid in the currency of the country of residence of the director.



2.   Directors of the Company

The following sets out remuneration paid by the Company to its directors.

For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $12,500, and a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended. With the exception of the President and Chief Executive Officer of Great-West Lifeco, and the President and Chief Executive Officer of the Company, for each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended which is not coincident with a Great-West Life meeting. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

E.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to January 1, 1997, all of the Company's executive officers were employees of Great-West Life (effective January 1, 1997, they became employees of the Company). For 1996, executive officer compensation was paid by Great-West Life and compensation was determined by the United States Executive Committee of the Board of Directors of Great-West Life (the "U.S. Executive Committee"). The following individuals served as members of the U.S. Executive Committee during 1996.


R. Gratton
J.W. Burns
O.T. Dackow
P. Desmarais, Jr.
R.G. Graham
N.B. Hart
K.P. Kavanagh
W. Mackness
W.T. McCallum
P.M. Pitfield

W.T. McCallum, President and Chief Executive Officer of the
Company, is a member of the U.S. Executive Committee. Mr. McCallum participated in executive compensation matters generally but was not present when his own compensation was discussed or determined.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

A.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 1, 1997, the following sets out the beneficial owners of more than 5% of the Company's voting securities:

(1) 100% of the Company's 7,032,000 outstanding common shares are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(2) 99.5% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(3)  86.5% of the outstanding common shares of Great-West Lifeco
Inc. are owned by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(4)  68.1% of the outstanding common shares of Power Financial
Corporation are owned by 171263 Canada Inc., 751 Victoria Square,
Montreal, Quebec, Canada H2Y 2J3.

(5)  100% of the outstanding common shares of 171263 Canada Inc.
are owned by Marquette Communications Corporation, 751 Victoria
Square, Montreal, Quebec, Canada H2Y 2J3.

(6)  100% of the outstanding common shares of Marquette
Communications Corporation are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(7)  Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec,
Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

B.   SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 1997, by (i) the directors of the Company; (ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.


Company

The Great-West Life Assurance Company (1)
Great-West Lifeco Inc. (2)
Power Financial Corporation (3)
Power Corporation of Canada (4)

Directors

J. Balog
-
-
-
-

J. W. Burns
50
56,000
4,000
203,320
164,500 options

O.T. Dackow
16
35,089
5,400
40,000 options
-

P. Desmarais, Jr.
50
30,000
-
120,000
188,250 options

R.G. Graham
-
-
-
-

R. Gratton
-
165,000
155,000
2,500
150,000 options

N.B. Hart
-
-
-
-

K. P. Kavanagh
50
23,626
-
-

W. Mackness
-
-
-
-

W.T. McCallum
17
34,202
16,000
52,000 options
-

J.E.A. Nickerson
-
-
-
-

P.M. Pitfield
-
50,000
40,000
80,000
99,500 options

M. Plessis-Belair
-
10,000
1,000
32,900
58,250 options

R.J. Turner
-
-
-
-

B.E. Walsh
-
-
-
-

Named Executive Officers

W.T. McCallum
17
34,200
16,000
52,000 options
-

D. Low
-
7,846
74,600 options
-

J.T. Hughes
-
4,467
120,000 options
-

A.D. MacLennan
-
9,011
-
-

D.L. Wooden
-
-
88,000 options
-

Directors and Executive
Officers as a Group

183
484,381
221,400
494,600 options
438,720
660,500 options

(1)  All holdings are common shares of The Great-West Life
Assurance Company.
(2)  All holdings are common shares of Great-West Lifeco Inc.
(3) All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial
Corporation.
(4) All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

None of the share holdings set out above exceed 1% of the total shares of the class outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

The documents identified below are filed as a part of this report:
                              Page
A.   INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report On Consolidated Financial
     Statements for the Years Ended December 31, 1996, 1995, and
     1994       31

     Consolidated Balance Sheets as of December 31, 1996 and
     1995        32

     Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995, and 1994       34

     Consolidated Statements of Stockholder's Equity for the Years
     Ended December 31, 1996, 1995, and 1994      35

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995, and 1994       36

     Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1996, 1995, and 1994      38

B.   INDEX TO FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report on Schedule I - Summary of
     Investments Other Than Investments in Related Parties as of
     December 31, 1996        71

     Schedule I - Summary of Investments Other Than Investments
     in Related Parties as of December 31, 1996        73

C.   INDEX TO EXHIBITS

Exhibit Number
Title
Page

3(i)
Articles of Redomestication of Great-West Life & Annuity Insurance
Company
75

3(ii)
Bylaws of Great-West Life & Annuity Insurance Company
181

21
Subsidiaries of Great-West Life & Annuity Insurance Company
191

24
Directors' Powers of Attorney
193

27
Financial Data Schedule
208

D.   REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the fourth quarter of 1996.






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


By: /s/   W.T. McCallum
      William T. McCallum
      President and Chief Executive Officer


Date:  March 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title      Date


/s/   W.T. McCallum      March 27, 1997
William T. McCallum
President and Chief Executive Officer
and a Director


/s/   G.R. Derback       March 27, 1997
Glen R. Derback
Vice President and Controller, and
principal financial officer


Signature and Title      Date


/s/   James Balog *      March 27, 1997
James Balog, Director


/s/   James W. Burns *        March 27, 1997
James W. Burns, Director


/s/   Orest T. Dackow *       March 27, 1997
Orest T. Dackow, Director


/s/   Paul Desmarais, Jr. *        March 27, 1997
Paul Desmarais, Jr., Director


______________________        ____________
Robert G. Graham, Director


/s/   Robert Gratton *        March 27, 1997
Robert Gratton, Director


/s/   N. Berne Hart *         March 27, 1997
N. Berne Hart, Director


/s/   Kevin P. Kavanagh *          March 27, 1997
Kevin P. Kavanagh, Director


/s/   William Mackness *           March 27, 1997
William Mackness, Director


/s/   Jerry E.A. Nickerson *       March 27, 1997
Jerry E.A. Nickerson, Director


/s/   P. Michael Pitfield *        March 27, 1997
P. Michael Pitfield, Director


Signature and Title      Date


/s/   Michel Plessis-Belair *      March 27, 1997
Michel Plessis-Belair, Director


/s/   Ross J. Turner *        March 27, 1997
Ross J. Turner, Director


/s/   Brian E. Walsh *        March 27, 1997
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox           March 27, 1997
          D. Craig Lennox
          Attorney-in-fact pursuant to Powers of Attorney filed
herewith.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the consolidated financial statements of Great-West Life & Annuity Insurance Company as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 25, 1997; such financial statements and report are included herein. Our audits also included the financial statement schedule of Great-West Life & Annuity Insurance Company, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP


Denver, Colorado
January 25, 1997

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN
RELATED PARTIES AS OF DECEMBER 31, 1996


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
SCHEDULE I

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 1996

Cost
Fair Value
Amount at which Shown in Consolidated Balance Sheet

Fixed maturities ~ Held-to-Maturity:
  United States government and government
    agencies and authorities
$10,935
$11,459
$10,935
  States municipalities and political
    subdivisions
49,470
50,506
49,470
  Foreign governments
12,577
13,131
12,577
  Public utilities
284,954
297,388
284,954
  All other corporate bonds
1,634,745
1,668,580
1,634,745
          Total fixed maturities
$1,992,681
$2,041,064
$1,992,681
Fixed maturities ~ Available-for-Sale:
  United States government and government
    agencies and authorities
$1,862,123
$1,858,576
$1,858,576
  States municipalities and political
    subdivisions
28,353
28,255
28,255
  Foreign governments
110,013

106,102
106,102
  Public utilities
628,382
629,530
629,530
  All other corporate bonds
3,522,648
3,584,015
3,584,015
          Total fixed maturities
$6,151,519
$6,206,478
$6,206,478
  Equities
    Common stocks
      Industrial, miscellaneous and all other
$19,715
$19,715
$19,715
          Total equity securities
$19,715
$19,715
$19,715
Mortgage loans on real estate
$1,487,575

$1,487,575
Real estate
67,967

67,967
Policy loans
2,523,477

2,523,477
Short-term investments
419,008

419,008
          Total investments
$12,661,942

$12,716,901