Form 10-Q
period 1997-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1997-05-14
CIK 744455

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


  (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended           March 31, 1997

                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from           to

   Commission file number

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

              Colorado                         84-0467907
    (State or other jurisdiction            (I.R.S. Employer
        of incorporation or              Identification Number)
           organization)

                        8515 East Orchard Road, Englewood, CO 80111
                         (Address of principal executive offices)
                                        (Zip Code)

                                      [303] 689-4128
                         (Registrant's telephone number, including
                                        area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


   Yes         No      X

  As of March 31, 1997, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

   NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                           TABLE OF CONTENTS



                                                              Page
   Part I   FINANCIAL INFORMATION


            Item   Financial Statements
            1

                   Consolidated Statements of Income            3

                   Consolidated Balance Sheets                  4


                   Consolidated Statements of Cash Flows        6

                   Notes     to    Consolidated    Financial    8
                   Statements


            Item   Management's Discussion  and Analysis  of   11
            2      Financial   Condition  and   Results   of
                   Operations

   Part II  OTHER INFORMATION

            Item   Legal Proceeding                             15
            1


            Item   Exhibits and Reports on Form 8-K             15
            6

            Signatures                                          16


  PART I   FINANCIAL INFORMATION
  ITEM 1   FINANCIAL STATEMENTS

  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


  CONSOLIDATED STATEMENTS OF INCOME
  (Dollars in Thousands)
  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1997       1996
  REVENUES:

    Annuity contract charges and premiums    $   28,196 $    22,773
    Life, accident, and health premiums         233,381     271,668
      earned
    Net investment income                       218,016     205,542
    Net realized (losses) gains on              (4,943)       1,733
      investments


                                                474,650     501,716
  BENEFITS AND EXPENSES:
    Life and other policy benefits              123,821     128,477
    Increase in reserves                         15,829      36,749
    Interest paid or credited to
      contractholders                           138,865     148,436

    Provision for policyholders' share of
      earnings on participating business            857       1,689
    Dividends to policyholders                   19,460      10,128

                                                298,832     325,479


    Commissions                                  25,577      27,938
    Operating expenses                           95,614      81,536
    Premium taxes                                 3,791       3,991


                                                423,814     438,944

  INCOME BEFORE INCOME TAXES                     50,836      62,772

  PROVISION FOR INCOME TAXES:








     Current                                     13,369      14,594
     Deferred                                     5,618       (622)


                                                 18,987      13,972

  NET INCOME                                 $   31,849 $    48,800








  See notes to consolidated financial statements.


  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

  CONSOLIDATED BALANCE SHEETS
  (Dollars in Thousands)

  (Unaudited)
                                              March 31,      December
                                                                31,
  ASSETS                                         1997          1996


  INVESTMENTS:
    Fixed Maturities:
      Held-to-maturity, at amortized cost
        (fair vlaue $2,045,982 and
        $2,041,064)                         $  2,039,956  $   1,992,681
      Available-for-sale, at fair value
        (amortized cost $6,075,596 and
        $6,151,519)                            6,041,357      6,206,478
    Mortgage loans on real estate, net         1,424,901      1,487,575

    Common stock                                  45,840         19,715
    Real estate, net                              74,391         67,967
    Policy loans                               2,515,880      2,523,477
    Short-term investments, available-for-
      sale(cost approximates fair value)         341,386        419,008


        Total Investments                     12,483,711     12,716,901

  Cash                                           108,564        125,182

  Reinsurance receivable                         204,851        196,958
  Deferred policy acquisition costs              286,762        282,780
  Investment income due and accrued              174,799        198,441
  Other assets                                   161,978         57,244
  Premiums in course of collection                69,478         74,693

  Deferred income taxes                          226,784        214,404
  Separate account assets                      5,853,547      5,484,631
  TOTAL ASSETS                              $ 19,570,474  $19,351,234


  See notes to consolidated financial statements.           (Continued)



  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


  CONSOLIDATED BALANCE SHEETS
  (Dollars in Thousands)
  (Unaudited)
                                             March 31,      December 31,

  LIABILITIES AND STOCKHOLDER'S EQUITY           1997           1996

  POLICY BENEFIT LIABILITIES:
      Policy reserves                       $ 10,909,215   $  11,022,595

      Policy and contract claims                 384,135         372,327
      Policyholders' funds                       170,115         153,867
      Experience refunds                          65,092          87,399
      Provision for policyholders'
        dividends                                 60,093          51,279


  GENERAL LIABILITIES:
      Due to Parent Corporation                  126,154         151,431
      Repurchase agreements                      285,134         286,736
      Commercial paper                            89,319          84,682
      Other liabilities                          459,914         488,818

      Undistributed earnings on
        participating business                   133,470         133,255
      Separate account liabilities             5,853,547       5,484,631

        Total Liabilities                     18,536,188      18,317,020


  STOCKHOLDER'S EQUITY:
      Preferred stock, $1 par value,
       50,000,000 shares authorized:

         Series A, cumulative, 1500 shares
           authorized, liquidation value
           of $100,000 per share, 600             60,000          60,000
           shares issued and outstanding
         Series B, cumulative, 1500 shares
           authorized,liquidation value of
           $100,000 per share, 200 shares
           issued and outstanding                 20,000          20,000
         Series C, cumulative, 1500 shares
           authorized, none outstanding
         Series D, cumulative, 1500 shares
           authorized, none outstanding







         Series E, non-cumulative,
           2,000,000 shares authorized,
           liquidation value of $20.90 per
           share, issued, and outstanding         41,800          41,800

      Common stock, $1 par value;
        50,000,000 shares authorized;
        7,032,000 shares issued and
        outstanding                                7,032           7,032
      Additional paid-in capital                 679,748         664,265
      Net unrealized gains on securities
        available-for-sale, net                 (14,761)          14,951
      Retained earnings                          240,467         226,166


        Total Stockholder's Equity             1,034,286       1,034,214

  TOTAL LIABILITIES AND STOCKHOLDER'S       $ 19,570,474   $  19,351,234
    EQUITY


  See notes to consolidated financial statements.


  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in Thousands)
  (Unaudited)
                                                Three Months Ended

                                                     March 31,
                                                  1997           1996

  OPERATING ACTIVITIES:

      Net income                              $    31,849  $       48,800
      Adjustments to reconcile net income to
        net cash provided by operating
         activities:
         Gain allocated to participating
           policyholders                            4,466           1,689
         Amortization of investments                2,165           6,452

         Realized losses (gains) on disposal
           of investments and write-downs of
           mortgage loans and real estate           4,943         (1,732)
         Amortization                               8,627           9,219
         Deferred income taxes                      5,869           (724)
      Changes in assets and liabilities:
          Policy benefit liabilities              156,118         172,039

          Reinsurance receivable                  (7,893)         (1,045)
          Accrued interest and other
            receivables                            28,857        (12,186)
          Other, net                            (129,792)          11,775
                   Net cash provided by
                     operating activities         105,209         234,287


  INVESTING ACTIVITIES:
      Proceeds from sales, maturities, and
        redemptions of investments:
          Fixed maturities

            Held-to-maturity
              Maturities and redemptions           82,772         129,720
            Available-for-sale
              Sales                               649,743         995,472
              Maturities and redemptions          209,557         180,989

          Mortgage loans                           50,485          75,502
          Real estate                               3,898             187
          Common stock                                842           1,714





      Purchases of investments:

          Fixed maturities
             Held-to-maturity                   (129,067)        (59,259)
             Available-for-sale                 (712,737)     (1,301,551)
          Real estate                             (1,486)           (755)
          Common stock                           (26,961)

                   Net cash provided by
                     investing activities         127,046          22,019


                                                              (Continued)






  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in Thousands)
  (Unaudited)
                                                 Three Months Ended

                                                     March 31,
                                                   1997          1996

  FINANCING ACTIVITIES:

     Contract withdrawals, net of deposits    $  (224,566)  $   (217,667)
     Due to Parent Corporation                    (25,277)       (16,214)
     Dividends paid                               (17,548)       (13,557)
     Net commercial paper borrowings                 4,637        (9,098)
      (repayments)
     Net repurchase agreements repayments          (1,602)        (6,530)

     Capital contributions                          15,483
              Net cash used in financing
                activities                       (248,873)      (263,066)

  NET DECREASE IN CASH                            (16,618)        (6,760)


  CASH, BEGINNING OF YEAR                          125,182         90,939

  CASH, END OF PERIOD                         $    108,564  $      84,179









  See notes to consolidated financial statements.             (Concluded)

  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts in Thousands, except Share Amounts)
  (Unaudited)

  1.   GENERAL

  The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the
  Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December
  31, 1996. The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

  2.   TRANSFER OF EMPLOYEES

  Effective January 1, 1997, all employees of the U.S.
  Operations of the Company's Parent, The Great-West Life
  Assurance Company, were transferred to the Company. All related employee benefit plan assets and liabilities were also transferred from the Parent Corporation to the Company. The transfer did not have a material effect on the Company's operating expenses as the costs associated with the employees and benefit plans were charged previously to the Company under the administrative service agreements between the Company and its Parent.

  3.   EMPLOYEE BENEFIT PLANS

  The Company's defined benefit pension plan (pension plan) covers substantially all of its employees. The benefits are based on years of service, age at retirement, and the compensation during the last seven years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Investments of the pension plan are managed by the Company and invested primarily in investment contracts and separate accounts.

  The Company's Parent had previously accounted for the pension plan under the Canadian Institute of Chartered Accountants
  (CICA) guidelines and had recorded a prepaid pension asset of $19,091. As generally accepted accounting principles do not materially differ from CICA guidelines and the transfer is between related parties, the prepaid pension asset was transferred at cost. As a result, the Company recorded the following effective January 1, 1997:


Prepaid pension cost     $19,091   Undistributed earnings       $ 3,608
                                   on participating busi-
                                   ness

                                   Stockholder's Equity          15,483
                          $19,091                                $19,091



  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 87, "Employers Accounting for Pensions" effective January 1, 1997 immediately following the transfer. The following table sets forth the pension plan's funded status and amounts recognized in the Company's statement of financial position at January 1, 1997 in accordance with SFAS No. 87:



    Actuarial present value of benefit obligations:

       Accumulated benefit obligation, including
        vested benefits of $74,386                           $  (77,500)
       Projected benefit obligation for service
        rendered to date                                        (95,175)
    Plan assets at fair value                                   139,690
    Plan assets in excess of projected benefit
      obligation                                                44,515
    Unrecognized net obligation at January 1, 1997
      being recognized over 15 years
                                                                (25,422)
    Prepaid pension cost included in other assets            $  19,091



  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.0%, respectively.

  The Company also sponsors a post-retirement medical plan (medical plan) which provides health benefits to employees who have worked for 15 years and attained age 65 while in service with the Company. The medical plan is contributory and contains other cost sharing features which may be adjusted annually for the expected general inflation rate. The Company's policy will be to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Plan as of January 1, 1997 was not funded. The Parent Company was not required under CICA guidelines to record any liability related to the Plan.

  Effective January 1, 1997 on the date of transfer, the Company has adopted SFAS No. 106, "Post-retirement Benefits Other Than Pensions." The Company has elected to delay recognition of the unfunded accumulated post-retirement benefit obligation and has set up a transition obligation to amortize over 20 years.

  The following table sets forth the medical plan status of December 31, 1996:

    Accumulated post-retirement benefit obligation:

       Retirees                                               $  (4,939)
       Fully eligible active plan participants                   (1,751)
       Other active plan participants                            (9,470)
                                                                (16,160)
    Unrecognized net transition obligation at January 1,
    1997 being recognized over 20 years
                                                                  16,160
    Accrued post-retirement benefit cost                      $        0



   For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% point in each year would increase the accumulated post-retirement benefit obligation as of January 1, 1997 by $2,977.

   The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%.

   4.  OTHER

   The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.


   ITEM 2MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

                                                 Three Months Ended March
                                                 31,

             Operating Summary (Millions)          1997            1996

             Premiums and other income        $  262       $   294
             Net investment income               218           206

             Realized investment gains
             (losses)                            (5)           2
                  Total Revenues                 475           502

             Total benefits and expenses         424           439
             Income tax expense                  19            14

                  Net income                  $            $32 49



                                                 March 31,     December 31,
             Balance Sheet (Millions)              1997            1996

             Investment assets                $  12,484    $   12,717
             Separate account assets             5,854         5,485

             Total assets                        19,570        19,351
             Total policyholder liabilities      11,589        11,687
             Total shareholder's equity          1,034         1,034


   Comparison of Three Months Ended March 31, 1997 and 1996

   Pursuant to a December 31, 1993 agreement between the Company and The Great-West Life Assurance Company (the "Parent Corporation") whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. The Company's 1996 results of operations include a release of $26 million from the provision to reflect the resolution of 1988 and 1989 tax issues with the Internal Revenue Service. Excluding this amount from 1996 earnings would have resulted in net income increasing 39% from 1996 to 1997. The growth in income from recurring operations is attributable to several factors: higher fee income from assets under management, higher margins on investment products, and better mortality and morbidity. Also during the first quarter of 1996, the Company strengthened reserves in the individual annuity product line which negatively impacted net income.

   Premiums and other income decreased 11% from $294 million in 1996 to $262 million in 1997. The release of the contingent liability discussed above was included in the premium and other income line in 1996. Excluding this income, the decrease would have only been 2% which reflects a 4% reduction in group life and health premiums due to high termination rates associated with price sensitivity and competition among managed care companies (see further discussion under "Employee Benefits").

   Net investment income increased from $206 million in 1996 to $218 million in 1996. This growth in net investment income is a direct result of the growth in investment assets which was partially offset by a lower effective yield on investments. The actual earned rate for the first quarter of 1997 was 7.13% versus 7.27% for the first quarter of 1996.

   Realized investment gains (losses) changed from a net realized capital gain of $2 million in 1996 to a net realized capital loss of $5 million in 1997. The increase in interest rates in the first quarter of 1997 resulted in realized losses totaling $3 million on the sale of fixed maturities, while lower interest rates in the first quarter of 1996 contributed to $4 million of fixed maturity gains. Provisions for asset losses were $2 million in 1997 versus $3 million in 1996.

   Total benefits and expenses decreased 3% in 1997 due to the reduction in group health claims which is consistent with the premium decrease discussed previously.

   The effective income tax rate was reduced in 1996 by the release of the contingent liability discussed above which was not taxable.

   Investment assets decreased from December 31, 1996 to March 31, 1997 by $233 million. At the same time separate account assets increased $369 million. This reflects the continued trend of contractholders moving to variable products and away from the more traditional guaranteed products.

   Business Units Results from Operations

   The following discussion of results from operations is presented in terms of the major business units of the company:

   Employee Benefits

   Total revenue premium (including premium equivalents) for group life and health decreased 4% from 1996 levels. Sales in the Company's life and health business have slowed as a result of heightened price sensitivity and competition from managed care companies, however, new case sales in 1997 totaled 378 compared to 241 in 1996 and termination rates have decreased.

   The Company has continued to emphasize the development of its health maintenance organization (HMO) subsidiaries during the first three months of 1997 and capitalized two additional HMOs in Washington and North Carolina. These HMOs are in the process of obtaining licensure in their respective states.

   Of the total 401(k) cash flow received during the first quarter of 1997, 95% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $3.9 billion at December 31, 1996 to $4.0 billion at March 31, 1997. The number of participants contributing increased from 350,000 at December 31 1996 to more than 390,000 at March 31, 1997.

   Financial Services

   Savings

   Assets under administration in the public non-profit (P/NP) business, including separate accounts and third-party administration increased 3% during the first quarter of 1997 to $12.0 billion. New contributions to variable business represented 79% of the total deposits received in 1997 compared to 54% for the first three months of 1996. The increase was due primarily to one large rollover case.

   Individual fixed and variable deferred annuities sold through a marketing agreement with Charles Schwab & Co. totaled $56 million during the first quarter of 1997. This product was first introduced to the market in the fourth quarter of 1996.

   Insurance

   Individual life insurance premiums and deposits of $87 million in the first quarter of 1997 decreased 15% from 1996.
   Premiums are down due to legislation put in place in 1996 which phases out the tax deductibility of interest on policy loans on Corporate-Owned Life Insurance (COLI) products during 1997 and 1998. Sales were discontinued in 1996 but renewal premiums and deposits continue and the Company is working closely with existing COLI customers to determine the options available to them. The Company does not expect the effect of these legislative changes to be material to the Company's operations.

   The Company began focusing on sales of its Bank-Owned Life Insurance (BOLI) product during the second quarter of 1996 which was not affected by the change in legislation discussed above. Deposits from BOLI business through March 31, 1997 were $24 million.

   General Account Investments

   The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

   It is management's philosophy that the portfolio of fixed maturities be of high quality. The fixed maturities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies.

   The distribution of the fixed maturity portfolio by credit rating is summarized as follows:


                                                March 31,       December 31,

                                                   1997           1996

          AAA                                  45.6%           45.9%
          AA                                   8.1%            8.1%
          A                                    24.1%           23.7%

          BBB                                  20.8%           20.9%
          BB and Below (non-investment         1.4%            1.4%
          grade)
                                               100.0%          100.0%


   During the first three months of 1997, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $30 million compared with a decrease of $57 million for the same period last year due to rising interest rates during both quarters.

   Liquidity and Capital Resources

   Liquidity for the Company has remained strong as evidenced by significant amounts of short-term investments and cash in the aggregate. Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows.

   The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

   The Company financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company continues to conduct strategic and financial reviews of its businesses to deploy its capital resources most efficiently.

   Part II   OTHER INFORMATION

          Item 1  Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


           Item 6  Exhibits and Reports on Form 8-K


                   (a)   Index to Exhibits


                Exhibit Number              Title               Page


                      27           Financial Data Schedule       17

                   (b)   Reports on Form 8-K

                  No reports on Form 8-K have been filed during the first quarter of 1997.

   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GREAT-WEST LIFE & ANNUITY INSURANCE
                           COMPANY



        DATE:  May 9, 1997   BY: /s/  G.R. Derback
                                      Glen R. Derback
                                      Vice President and Controller
                                      (Duly authorized officer and
                                      chief accounting officer)