Form 10-Q
period 1997-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1997-08-14
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                   June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transaction period from                        to
   Commission file number                           333-1173

                           GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                       (Exact name of registrant as specified in its charter)

            Colorado                                  84-0467907
   ---------------------------------         --------------------------------
   (State or other jurisdiction              (I.R.S. Employer Identification
    of incorporation or organization)         Number)


               8515 East Orchard Road, Englewood, CO 80111
               -------------------------------------------
                 (Address of principal executive offices)
                                 (Zip Code)

                           [303] 689-4128
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes          No    X
       -------     -------

   As of June 30, 1997, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

    NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS


                                                                        Page
   Part I  FINANCIAL INFORMATION                                        ----

           Item 1    Financial Statements

                     Consolidated Statements of Income                     3

                     Consolidated Balance Sheets                           4

                     Consolidated Statements of Cash Flows                 6

                     Notes to Consolidated Financial Statements            8

           Item 2    Management's Discussion and Analysis of Financial     11
                     Condition and Results of Operations

   Part II OTHER INFORMATION

           Item 1    Legal Proceeding                                      15

           Item 6    Exhibits and Reports on Form 8-K                      15

           Signatures                                                      16

   PART I   FINANCIAL INFORMATION
   ITEM 1   FINANCIAL STATEMENTS

   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


   CONSOLIDATED STATEMENTS OF INCOME
   (Dollars in Thousands)
   (Unaudited)

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                         1997       1996        1997       1996
   REVENUES:

     Annuity contract charges and premiums           $27,563    $ 20,663    $55,758    $43,436
     Life, accident, and health premiums earned       419,669     209,576    653,050    481,244
     Net investment income                            218,956     207,565    436,972    413,107
     Net realized losses on investments               (2,216)     (24,628)   (7,160)    (22,895)


                                                      663,972     413,176    1,138,620  914,892
   BENEFITS AND EXPENSES:
     Life and other policy benefits                   128,022     125,906    251,842    254,382
     Increase (decrease) in reserves                  167,545     (1,456)    183,374    35,293
     Interest paid or credited to contractholders     131,731     136,943    270,596    285,379

     Provision for policyholders' share of earnings
       on participating business                      3,657       (1,419)    4,514      270
     Dividends to policyholders                       14,552      12,638     34,013     22,766


                                                      445,507     272,612    744,339    598,090

     Commissions                                      24,453      24,191     50,031     52,130
     Operating expenses                               106,779     78,862     202,393    160,397
     Premium taxes                                    5,078       7,467      8,869      11,459


                                                      581,817     383,132    1,005,632  822,076

   INCOME BEFORE INCOME TAXES                         82,155      30,044     132,988    92,816


   PROVISION FOR INCOME TAXES:
      Current                                         18,736      22,573     32,105     37,167
      Deferred                                        17,314      (12,391)   22,932     (13,014)


                                                      36,050      10,182     55,037     24,153







   NET INCOME                                        $46,105    $ 19,862    $77,951    $68,663

   See notes to consolidated financial statements.


   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

   CONSOLIDATED BALANCE SHEETS
   (Dollars in Thousands)

   (Unaudited)
                                                         June 30,      December 31,
   ASSETS                                                  1997            1996


   INVESTMENTS:
     Fixed Maturities:
       Held-to-maturity, at amortized cost           $  2,056,111    $1,992,681
          (fair value $2,086,227 and $2,041,064)
       Available-for-sale, at fair value                6,339,975     6,206,478

          (amortized cost $6,280,574 and $6,151,519)
     Mortgage loans on real estate, net                 1,385,760     1,487,575
     Common stock                                       49,808        19,715
     Real estate, net                                   55,951        67,967
     Policy loans                                       2,590,483     2,523,477

     Short-term investments, available-for-sale
          (cost approximates fair value)                422,556       419,008

         Total Investments                              12,900,644    12,716,901


   Cash                                                 118,216       125,182
   Reinsurance receivable                               81,612        196,958
   Deferred policy acquisition costs                    272,418       282,780
   Investment income due and accrued                    170,494       198,441

   Other assets                                         158,282       57,244
   Premiums in course of collection                     71,582        74,693
   Deferred income taxes                                185,722       214,404
   Separate account assets                              6,832,172     5,484,631


   TOTAL ASSETS                                      $  20,791,142   $19,351,234


   See notes to consolidated financial statements.                     (Continued)


   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

   CONSOLIDATED BALANCE SHEETS
   (Dollars in Thousands)

   (Unaudited)
                                                                     June 30,      December 31,
   LIABILITIES AND STOCKHOLDER'S EQUITY                                 1997           1996


   POLICY BENEFIT LIABILITIES:
       Policy reserves                                             $ 10,988,788   $11,022,595
       Policy and contract claims                                    392,089       372,327
       Policyholders' funds                                          172,552       153,867
       Experience refunds                                            71,852        87,399

       Provision for policyholders' dividends                        62,339        51,279

   GENERAL LIABILITIES:
       Due to Parent Corporation                                     150,129       151,431
       Repurchase agreements                                         390,071       286,736

       Commercial paper                                              79,414        84,682
       Other liabilities                                             401,891       488,818
       Undistributed earnings on participating business
                                                                     141,949       133,255
       Separate account liabilities                                  6,832,172     5,484,631


         Total Liabilities                                           19,683,246    18,317,020

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
               Series C, cumulative, 1500 shares authorized,
                 none outstanding

               Series D, cumulative, 1500 shares authorized,
                 none outstanding
               Series E, non-cumulative, 2,000,000
                 shares authorized, liquidation value of $20.90      41,800        41,800
                 per share, issued, and outstanding






       Common stock, $1 par value; 50,000,000 shares authorized;
          7,032,000 shares issued and outstanding                    7,032         7,032
       Additional paid-in capital                                    690,748       664,265
       Net unrealized gains on securities available-for-sale, net    18,868        14,951

       Retained earnings                                             269,448       226,166

         Total Stockholder's Equity                                  1,107,896     1,034,214


   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 20,791,142   $19,351,234


   See notes to consolidated financial statements.


   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Dollars in Thousands)

   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1997         1996


   OPERATING ACTIVITIES:
       Net income                                         $77,951     $ 68,663
       Adjustments to reconcile net income to
         net cash provided by operating activities:

          Gain allocated to participating policyholders    7,268        270
          Amortization of investments                      3,408        11,595
          Realized losses on disposal of investments and
             write-downs of mortgage loans and real
                                                           7,160        22,895estate
          Amortization                                     23,995       17,751

          Deferred income taxes                            25,810       (13,197)
       Changes in assets and liabilities:
           Policy benefit liabilities                      265,372      121,414
           Reinsurance receivable                          115,346      (17,845)
           Accrued interest and other receivables          31,057       21,684

           Other, net                                      (162,024)    (32,722)
              Net cash provided by operating activities    395,343      200,508

   INVESTING ACTIVITIES:
       Proceeds from sales, maturities, and

           redemptions of investments:
           Fixed maturities
                Held-to-maturity
                   Maturities and redemptions              197,412      273,081
                Available-for-sale

                   Sales                                   1,181,648    1,954,015
                   Maturities and redemptions              395,902      438,132
           Mortgage loans                                  100,311      124,707
           Real estate                                     11,366       2,110
           Common stock                                    2,365        1,724

       Purchases of investments:
           Fixed maturities
                Held-to-maturity                           (257,448)    (210,604)






                Available-for-sale                         (1,721,38    (2,516,33
                                                           0)           3)
           Mortages                                        (1,033)      (3,485)
           Real estate                                     (2,675)      (2,518)
           Common stock                                    (27,688)     (79)

              Net cash provided by investing activities    (121,220)    60,750
                                                                   (continued)

   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Dollars in Thousands)

   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1997         1996


   FINANCING ACTIVITIES:
      Contract withdrawals, net of deposits             $(343,184)   $(252,315)
      Due to Parent Corporation                          (1,303)      (17,495)

      Dividends paid                                     (34,669)     (26,987)
      Net commercial paper repayments                    (5,268)      (10,203)
      Net repurchase agreements borrowings               103,335      56,641
                 Net cash used in financing activities   (281,089)    (250,359)


   NET DECREASE IN CASH                                  (6,966)      10,899

   CASH, BEGINNING OF YEAR                               125,182      90,939


   CASH, END OF PERIOD                                  $118,216     $101,838









   See notes to consolidated financial statements.             (Concluded)



   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Amounts in Thousands, except Share Amounts)
   (Unaudited)

   1. GENERAL

      The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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








       Prepaid pension cost    $  19,091      Undistributed earnings on     $  3,608
                                                   participating business

                                              Stockholder's Equity             15,483
                               $                                            $19,09119,091


      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 87, "Employers Accounting for Pensions" effective January 1, 1997, immediately following the transfer. The following table sets forth the pension plan's funded status and amounts recognized in the Company's statement of financial position at January 1, 1997, in accordance with SFAS No. 87:


 Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested benefits of $74,386            $   (77,500)
    Projected benefit obligation for service rendered to date                           (95,175)
 Plan assets at fair value                                                              139,690

 Plan assets in excess of projected benefit obligation                                   44,515
 Unrecognized net obligation at January 1, 1997, being recognized over
    15 years                                                                            (25,422)
 Prepaid pension cost included in other assets                                      $   19,091

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

         Effective January 1, 1997, on the date of transfer, the Company has adopted SFAS No. 106, "Post-retirement Benefits Other Than Pensions." The Company has elected to delay recognition of the unfunded accumulated post-retirement benefit obligation and has set up a transition obligation to amortize over 20 years.

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






                                                                                       (16,160)
 Unrecognized net transition obligation at January 1, 1997, being
    recognized over 20 years                                                           16,160
 Accrued post-retirement benefit cost                                              $   0

         For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% point in each year would increase the accumulated post-retirement benefit obligation as of January 1, 1997, by $2,977.

         The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%.

   4.    RELATED-PARTY TRANSACTIONS

         On June 30, 1997, the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded at estimated fair value, the following at June 30, 1997, as a result of this transaction:



                   Assets                         Liabilities and Stockholder's Equity

                   Cash              $  160,000   Policy reserves                       $ 155,798
                   Bonds                17,975    Due to parent corporation               9,373
                   Other                60        Deferred income taxes                   2,719

                                                  Undistributed earnings on
                                                         participating business           (855)
                                                  Stockholder's equity                    11,000


                                     $  178,035                                         $ 178,035


   5.    FEDERAL INCOME TAXES

         Pursuant to a December 31, 1993, agreement between the Company and its Parent whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. The Company's 1997 results of operations include a release of $47,750 from the provision to reflect the resolution of certain tax issues related to the 1990 and 1991 audit years with the Internal Revenue

         Service. In the opinion of Company management, the amounts paid or accrued are adequate; however, it is possible that the Company's accrued amounts may change as a result of the completion of the IRS audits.

   6.    OTHER

         The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,

                   Operating Summary (Millions)         1997        1996       1997       1996


                   Premiums and other income        $ 447       $ 230      $ 709       $525

                   Net investment income              219         208        437        413
                   Realized gains (losses) on
                      on investments                  (2)         (25)       (7)        (23)

                        Total Revenues                664         413        1,139      915

                   Total benefits and expenses        582         383        1,006      822
                   Income tax expense                 36          10         55         24

                        Net income                  $           $          $           $46207869



                                                      June 30,    Dec 31,
                   Balance Sheet (Millions)             1997        1996


                   Investment assets                $ 12,901    $ 12,717

                   Separate account assets            6,832       5,485
                   Total assets                       20,791      19,351
                   Total policyholder liabilities     11,688      11,687

                   Total shareholder's equity         1,108       1,034



   Introduction

   The following discussion addresses the financial condition of the Company as of June 30, 1997, compared with December 31, 1996, and its results of operations for the quarter and six months ended June 30, 1997, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1996 to which the reader is directed for additional information.

   Comparison of Six Months Ended June 30, 1997 and 1996

   On June 30, 1997, the Company recaptured from The Great-West Life Assurance Company (the "Parent Corporation") an individual participating insurance block of business previously ceded in December 1992. The Company recorded various assets and liabilities related to the recapture as discussed in Footnote 4 to the quarterly financial statements included herein. In addition, in the process of recording the recapture both life insurance premiums and increases in reserves were increased by the amount of the policy reserves recaptured ($156 million).

   Pursuant to a December 1993 agreement between the Company and the Parent Corporation whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. During the second quarter of 1997, the Company's results of operations included a release of $48 million from the provision to reflect the resolution of certain tax matters with the Internal Revenue Service related to the 1990 and 1991 audit years. The Company's first quarter 1996 results of operations include a release of $26 million from the provision to reflect the resolution of 1988 and 1989 tax issues. Audits of tax years 1992 and 1993 are currently in process. It is the opinion of Company management that the amounts paid or accrued for the remaining open tax years are adequate, however, it is possible the the Company's accrued amounts may change as a result of the completion of the IRS audits.

   Net income increased 132% and 14% for the second quarter and six months of 1997, respectively. There are several non-recurring transactions which have impacted 1997. The contingent liability release in the second quarter of 1997 and the first quarter of 1996 produced fluctuations in these periods of $23 million in 1997 and $26 million in 1996. The $48 million liability release in 1997 included $15 million which was attributable to participating policyholders and is reflected as a liability on the balance sheet, thus, only $23 million of the release actually directly impacts net income. In addition to the contingent liability release, the Company also in the normal course of business reviewed its deferred tax assets and liabilities and increased its liability by $21 million (of which $10 million is attributable to participating policyholders) which resulted in a $11 million impact to net income during the second quarter of 1997. Excluding the affect of these transactions, the growth in net income for the second quarter and six months of 1997 is 23% and 33% which reflects higher fee income from assets under management, higher margins on investment products, and better mortality and morbidity. Also during the first quarter of 1996, the Company strengthened reserves in the individual annuity product line which negatively impacted net income in that period.

   Premiums and other income increased 94% and 35% for the second quarter and six months of 1997, respectively. These increases reflect the insurance recapture and the contingent tax provision release discussed in the preceding two paragraphs. Excluding these items from their related periods in both 1997 and 1996, the increase would have been 6% and 1% for the second quarter and six months of 1997 which primarily reflects higher fee income from assets under management.

   Net investment income increased 5% and 6% for the second quarter and six months of 1997, respectively. This growth in net investment income is a direct result of the growth in investment assets. The actual earned rate for both the six months ended 1997 and 1996 was 7.18%.

   Realized investment losses decreased from a $23 million loss in 1996 to a $7 million loss in 1997. Losses on sales of fixed maturities were $17 million in 1996 versus $4 million in 1997. Provisions for asset losses were $7 million in 1996 versus $4 million in 1997. The majority of the fluctuation from 1996 to 1997 is reflected in the second quarter results for both periods. The net earned rate on investments fluctuated in both years from 7.27% at March 31, 1996, to 7.18% at June 30, 1996 and from 7.13% at March 31, 1997, to 7.18% at June 30, 1997.

   Total benefits and expenses increased 52% and 22% for the second quarter and six months of 1997. Excluding the insurance recapture discussed previously, the growth for these periods is 11% and 3% which is composed primarily of increased operating expenses associated with increased systems and managed care development costs. The Company continues to expand its managed care business by the further development of new and existing health
   maintenance organizations (HMOs).   See further discussion included in the
   Employee Benefits section of this management discussion and analysis.

   The effective income tax rate increased from 1996 due to the strengthening of the deferred tax liability by $21 million in quarter.

   Investment assets decreased from December 31, 1996, to June 30, 1997, by $184 million. At the same time separate account assets increased $1,347 million. This reflects the continued trend of contractholders moving to variable products and away from the more traditional guaranteed products.

   Business Units Results from Operations

   The following discussion of results from operations is presented in terms of the major business units of the company:

   Employee Benefits

   Total revenue premium (including premium equivalents) for group life and health increased 1% from 1996 levels. Sales in the Company's life and health business have slowed as a result of heightened price sensitivity and competition from managed care companies, however, new case sales in 1997 totaled 656 compared to 473 in 1996 and termination rates have decreased significantly.

   The Company has continued to emphasize the development of its HMO subsidiaries during the second quarter of 1997 and capitalized four HMOs (Oregon, Ohio, Tennessee, and Massachusetts) in addition to the two capitalized during the first quarter of 1997 (Washington and North Carolina). Both Massachusetts and Ohio received their licenses to commence operations during the second quarter of 1997 while the remaining HMOs are in the process of obtaining licensure in their respective states.

   Of the total 401(k) cash flow received during the first half of 1997, 97% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $3.9 billion at December 31, 1996 to $4.8 billion at June 30, 1997. The number of 401(k) participants increased from 350,000 at December 31 1996, to more than 400,000 at June 30, 1997.

   Financial Services

   Savings

   Assets under administration in the public non-profit (P/NP) business, including separate accounts increased $170 million during the first six months of 1997 to $7.3 billion. New contributions to variable P/NP business represented 72% of the total deposits received in 1997 compared to 60% for the first six months of 1996. The increase was primarily the result of a large rollover from one case.

   The Company also provides third-party administration of policyholder accounts. The number of participant accounts under administration grew
   from 109,000 at December 31, 1996 to 170,000 at June 30, 1997.   The third-
   party administration of accounts continues to be a strategic focus for this business unit and with the acquisition of several large institutional clients during 1997, the participant accounts under administration should continue to grow.

   Individual fixed and variable deferred annuities sold through a marketing agreement with Charles Schwab & Co. totaled $132 million during the first six months of 1997. This product was first introduced to the market in the fourth quarter of 1996.

   Insurance

   Individual life insurance premiums and deposits of $199 million (excluding the insurance recapture and tax provision release) in the first six months of 1997 decreased 24% from 1996. Premiums are down due to legislation put in place in 1996 which phases out the tax deductibility of interest on policy loans on Corporate-Owned Life Insurance (COLI) products during 1997 and 1998. Although sales were discontinued in 1996, the Company continues to receive renewal premiums and deposits at a reduced level and the Company is working closely with existing COLI customers to determine the options available to them. The Company does not expect the effect of these legislative changes to be material to the Company's operations.

   The Company began focusing on sales of its Bank-Owned Life Insurance (BOLI) product during the second quarter of 1996 which was not affected by the change in legislation discussed above. Deposits from BOLI business through June 30, 1997 were $64 million.

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

   The distribution of the fixed maturity portfolio by credit rating is summarized as follows:


                                                              June 30,         December 31,
                                                                1997               1996


                   AAA                                     47.4%              45.9%
                   AA                                      7.6%               8.1%
                   A                                       23.6%              23.7%
                   BBB                                     20.4%              20.9%
                   BB and Below (non-investment grade)     1.0%               1.4%

                                                           100.0%             100.0%


   During the first half of 1997, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $4 million compared with a decrease of $67 million for the same period last year, reflecting the reduction of interest rates in 1997.

   Liquidity and Capital Resources

   Liquidity for the Company has remained strong as evidenced by significant amounts of short-term investments and cash in the aggregate. Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of positive operating cash flows.

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

               Item 6      Exhibits and Reports on Form 8-K


                           (a)   Index to Exhibits


                                 Exhibit            Title              Page
                                 Number

                                   27         Financial Data            18
                                              Schedule

            (b)   Reports on Form 8-K

                  No reports on Form 8-K have been filed during the second
            quarter of 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



      DATE:August 12, 1997    BY: /s/Glen R. Derback
                                  ---------------------------------------
                                  Glen R. Derback, Vice President
                                     and Controller
                                  (Duly authorized officer and chief
                                     accounting officer)