Form 10-Q
period 1997-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1997-11-14
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1997
                                 ==============================================

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                       to
                                   ==================       ===================

Commission file number                                 333-1173
                                   =========================================

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
        =================================================================
             (Exact name of registrant as specified in its charter)

              Colorado                                       84-0467907
========================================     ==================================
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                   8515 East Orchard Road, Englewood, CO 80111
        =================================================================
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [303] 689-4128
        =================================================================
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
         =========         =========

As of September 30, 1997, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                                     Page
                                                                                     -----------
Part I        FINANCIAL INFORMATION


              Item 1   Financial Statements

Consolidated Statements of Income                                              3

Consolidated Balance Sheets                                                    4

Consolidated Statements of Cash Flows                                          6

Notes to Consolidated Financial Statements                                     8

Item 2   Management's Discussion and Analysis of Financial                    11
         Condition and Results of Operations

Part II       OTHER INFORMATION

Item 1                               Legal Proceeding                         16

Item 6                               Exhibits and Reports on Form 8-K         16

Signatures                                                                    17


PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                      Three Months Ended                  Nine Months Ended
                                                                      September 30,                         September 30,
                                                                  -------------------------            -------------------------
                                                                 1997                1996                1997              1996
                                                             -----------          ------------        -----------       -----------
REVENUES:

  Annuity contract charges and premiums                       $  28,772         $    23,994         $    84,530         $    67,430
  Life, accident, and health premiums                           262,990             236,284             916,040             717,528
earned
  Net investment income                                         227,804             209,596             664,776             622,703
  Net realized gains (losses) on                                  5,332              (7,797)             (1,828)            (30,692)
investments
                                                              ---------         -----------         -----------         -----------

                                                                524,898             462,077           1,663,518           1,376,969
                                                              ---------         -----------         -----------         -----------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                144,125             127,038             395,967             381,420
  Increase in reserves                                           37,389              27,763             220,763              63,056
  Interest paid or credited to                                  131,986             137,318             402,582             422,697
contractholders
  Provision for policyholders' share
of earnings
    on participating business                                       211               1,543               4,725               1,813
  Dividends to policyholders                                     10,967               9,315              44,980              32,081
                                                              ---------         -----------         -----------         -----------

                                                                324,678             302,977           1,069,017             901,067

  Commissions                                                    25,659              25,736              75,690              77,866
  Operating expenses                                            109,194              81,836             311,587             242,233
  Premium taxes                                                   6,109               6,067              14,978              17,526
                                                              ---------         -----------         -----------         -----------

                                                                465,640             416,616           1,471,272           1,238,692
                                                              ---------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                                       59,258              45,461             192,246             138,277

PROVISION FOR INCOME TAXES:
   Current                                                       30,252              20,834              62,357              58,001
   Deferred                                                     (10,283)             (5,380)             12,649             (18,394)
                                                              ---------         -----------         -----------         -----------

                                                                 19,969              15,454              75,006              39,607
                                                              ---------         -----------         -----------         -----------

NET INCOME                                                    $  39,289         $    30,007         $   117,240         $    98,670
                                                              =========         ===========         ===========         ===========







See notes to consolidated financial statements.


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                               September 30,     December 31,
ASSETS                                                              1997             1996
------
                                                               ---------------   --------------

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost                      $    2,127,717    $    1,992,681
       (fair value $2,187,858 and $2,041,064)
    Available-for-sale, at fair value                             6,410,905         6,206,478
       (amortized cost $6,271,460 and $6,151,519)
  Mortgage loans on real estate, net                              1,307,599         1,487,575
  Common stock                                                       42,426            19,715
  Real estate, net                                                   54,758            67,967
  Policy loans                                                    2,647,353         2,523,477
  Short-term investments, available-for-sale
       (cost approximates fair value)                               460,225           419,008
                                                               ---------------   --------------

      Total Investments                                          13,050,983        12,716,901

Cash                                                                101,210           125,182
Reinsurance receivable                                               69,608           196,958
Deferred policy acquisition costs                                   257,942           282,780
Investment income due and accrued                                   172,775           198,441
Other assets                                                        164,082            57,244
Premiums in course of collection                                     71,173            74,693
Deferred income taxes                                               179,817           214,404
Separate account assets                                           7,572,001         5,484,631
                                                               ---------------   --------------
















TOTAL ASSETS                                                 $   21,639,591    $   19,351,234
                                                               ===============   ==============


See notes to consolidated financial statements.                                   (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                               September 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1997             1996
------------------------------------
                                                               ---------------   --------------

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $   11,078,130    $   11,022,595
    Policy and contract claims                                      386,765           372,327
    Policyholders' funds                                            158,021           153,867
    Experience refunds                                               75,165            87,399
    Provision for policyholders' dividends                           61,549            51,279

GENERAL LIABILITIES:
    Due to Parent Corporation                                       123,559           151,431
    Repurchase agreements                                           442,033           286,736
    Commercial paper                                                 74,517            84,682
    Other liabilities                                               367,743           488,818
    Undistributed earnings on
      participating business                                        142,960           133,255
    Separate account liabilities                                  7,572,001         5,484,631
                                                               ---------------   --------------

      Total Liabilities                                          20,482,443        18,317,020
                                                               ---------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              600 shares issued and outstanding                      60,000            60,000
            Series B, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              200 shares issued and outstanding                      20,000            20,000
            Series C, cumulative, 1500 shares authorized,
              none outstanding
            Series D, cumulative, 1500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation value of                41,800            41,800
$20.90
              per share, issued, and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                        7,032             7,032
    Additional paid-in capital                                      690,748           664,265
    Net unrealized gains on securities available-for-sale,           48,202            14,951
net
    Retained earnings                                               289,366           226,166
                                                               ---------------   --------------

      Total Stockholder's Equity                                  1,157,148         1,034,214
                                                               ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $   21,639,591    $   19,351,234
                                                               ===============   ==============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      1997            1996
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $      117,240  $       98,670
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                     7,479           1,814
       Amortization of investments                                       2,150          18,562
       Realized losses on disposal of investments and
          write-downs of mortgage loans and real estate                  1,828          30,692
       Amortization                                                     36,233          24,741
       Deferred income taxes                                            15,445         (18,676)
    Changes in assets and liabilities:
        Policy benefit liabilities                                     351,264         206,966
        Reinsurance receivable                                         127,350         (25,749)
        Accrued interest and other receivables                          29,186         (12,671)
        Other, net                                                    (216,353)         28,593
                                                                  -------------   -------------
                 Net cash provided by operating activities             471,822         352,942
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                             287,314         409,012
             Available-for-sale
                Sales                                                1,820,194       2,664,867
                Maturities and redemptions                             528,737         621,231
        Mortgage loans                                                 176,767         188,398
        Real estate                                                     13,809           2,111
        Common stock                                                    12,578           1,773
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                         (415,248)       (336,291)
             Available-for-sale                                     (2,518,279)     (3,590,988)
        Mortages                                                        (2,226)         (3,485)
        Real estate                                                     (5,144)         (5,923)
        Common stock                                                   (28,317)         (1,904)
                                                                  -------------   -------------
                 Net cash used in investing activities                (129,815)        (51,199)
                                                                  -------------   -------------



                                                                                  (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      1997            1996
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $    (440,199)  $    (275,213)
   Net repayments to Parent Corporation                               (16,872)        (15,923)
   Dividends paid                                                     (54,040)        (42,159)
   Net commercial paper repayments                                    (10,165)           (366)
   Net repurchase agreements borrowings                               155,297          22,770
                                                                  -------------   -------------
              Net cash used in financing activities                  (365,979)       (310,891)
                                                                  -------------   -------------

NET DECREASE IN CASH                                                  (23,972)         (9,148)

CASH, BEGINNING OF YEAR                                               125,182          90,939
                                                                  -------------   -------------

CASH, END OF PERIOD                                             $     101,210   $      81,791
                                                                  =============   =============




























 See notes to consolidated financial statements.                                  (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, except Share Amounts)
-------------------------------------------------------------------------------
(Unaudited)

1.      GENERAL

        The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

         Prepaid pension cost    $       19,091      Undistributed earnings  $        3,608
                                                     on participating business
                                                     Stockholder's Equity            15,483
                                     ==============                              ==============
                                 $       19,091                              $       19,091
                                     ==============                              ==============


        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 87, "Employers Accounting for Pensions" effective January 1, 1997, immediately following the transfer. The following table sets forth the pension plan's funded status and amounts recognized in the Company's statement of financial position at January 1, 1997, in accordance with SFAS No. 87:

   Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested benefits      $ (77,500)
    of $74,386
       Projected benefit obligation for service rendered to date        (95,175)
    Plan assets at fair value                                           139,690
                                                                      ---------
    Plan assets in excess of projected benefit obligation                44,515
    Unrecognized net obligation at January 1, 1997, being
    recognized over
       15 years                                                         (25,424)
                                                                      =========
    Prepaid pension cost included in other assets                     $  19,091
                                                                      =========

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

        The following table sets forth the medical plan status of January 1, 1997:

          Accumulated post-retirement benefit obligation:
             Retirees                                                  $ (4,939)
             Fully eligible active plan participants                     (1,751)
             Other active plan participants                              (9,470)
                                                                       --------
                                                                        (16,160)
          Unrecognized net transition obligation at
          January 1, 1997, being recognized
             over 20 years                                               16,160
                                                                       ========
          Accrued post-retirement benefit cost                         $      0
                                                                       ========

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

4.      RELATED-PARTY TRANSACTIONS

        On June 30, 1997, the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded at estimated fair value, the following at June 30, 1997, as a result of this transaction:

         Assets                                Liabilities and Stockholder's
                          Equity

         Cash      $    160,000     Policy reserves                $   155,798
         Bonds           17,975     Due to parent corporation            9,373
         Other               60     Deferred income taxes                2,719
                                    Undistributed earnings on
                                           participating business         (855)
                                    Stockholder's equity                11,000
                       -----------                                    ----------

                   $    178,035                                    $   178,035
                      ===========                                    ===========

5.      FEDERAL INCOME TAXES

        Pursuant to a December 31, 1993, agreement between the Company and its Parent whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. The Company's 1997 results of operations include a release of $47,750 from the provision to reflect the resolution of certain tax issues related to the 1990 and 1991 audit years with the Internal Revenue Service. In the opinion of Company management, the amounts paid and accrued are adequate; however, it is possible that the Company's accrued amounts may change as a result of the completion of the IRS audits.

6.      OTHER

        The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      Three Months Ended       Nine Months Ended
                                        September 30,              September 30,
                                   -----------------------    ------------------

Operating Summary (Millions)              1997     1996        1997        1996
                                          ----    -----     -------     -------

Premiums and other income                 $292    $ 260     $ 1,000     $   785
Net investment income                      228      210         665         623
Realized gains (losses) on
   on investments                            5       (8)         (2)        (31)
                                          ----    -----     -------     -------
     Total Revenues                        525      462       1,663       1,377

Total benefits and expenses                466      417       1,471       1,239
Income tax expense                          20       15          75          39
                                          ====    =====     =======     =======
     Net income                           $ 39    $  30     $   117     $    99
                                          ====    =====     =======     =======



                                   Sept. 30,      Dec 31,
  Balance Sheet (Millions)            1997         1996
                                   -----------  ------------

  Investment assets             $    13,051   $    12,717
  Separate account assets             7,572         5,485
  Total assets                       21,640        19,351
  Total policyholder                 11,760        11,687
  liabilities
  Total shareholder's equity          1,157         1,034



        Introduction

        The following discussion addresses the financial condition of the Company as of September 30, 1997, compared with December 31, 1996, and its results of operations for the quarter and nine months ended September 30, 1997, compared with the same periods last year. The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended
        December 31, 1996, to which the reader is directed for additional information.

        Comparison of Nine Months Ended September 30, 1997 and 1996

        On June 30, 1997, the Company recaptured from The Great-West Life Assurance Company (the "Parent Corporation") an individual participating insurance block of business previously ceded in December 1992. The Company recorded various assets and liabilities related to the recapture as discussed in Footnote 4 to the quarterly financial statements included herein. In addition, in the process of recording the recapture both life insurance premiums and increases in reserves were increased by the amount of the policy reserves recaptured ($156 million)

        Pursuant to a December 1993 agreement between the Company and the Parent Corporation whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. During the second quarter of 1997, the Company's results of operations included a release of $48 million from the provision to reflect the resolution of certain tax matters with the Internal Revenue Service related to the 1990 and 1991 audit years. The Company's first quarter 1996 results of operations include a release of $26 million from the provision to reflect the resolution of 1988 and 1989 tax issues. Audits of tax years 1992 and 1993 are currently in process. It is the opinion of Company management that the amounts paid and accrued for the remaining open tax years are adequate, however, it is possible the Company's accrued amounts may change as a result of the completion of the IRS audits.

        Net income increased 31% and 19% for the third quarter and nine months of 1997, respectively. There are several non-recurring transactions which have impacted 1997. The contingent tax liability release in the second quarter of 1997 and the first quarter of 1996 produced fluctuations in these periods of $23 million in 1997, as discussed below, and $26 million in 1996. The $48 million liability release in the second quarter of 1997 included $15 million which was attributable to participating policyholders and is reflected as a liability on the balance sheet, thus, only $23 million of the release actually directly impacts net income. In addition to the contingent liability release, the Company also in the normal course of business reviewed its deferred tax assets and liabilities and increased its liability by $21 million (of which $10 million is attributable to participating policyholders) which resulted in a $11 million impact to net income during the second quarter of 1997. Excluding the affect of these transactions, the growth in net income for the nine months of 1997 is 32% which reflects higher fee income from assets under management, higher margins on investment products, and better mortality and morbidity. Also during the first quarter of 1996, the Company strengthened reserves in the individual annuity product line which negatively impacted net income in that period.

        Premiums and other income increased 12% and 27% for the third quarter and nine months of 1997, respectively. The increase for the nine months of 1997 reflects the insurance recapture and the contingent tax provision release discussed in the preceding three paragraphs. Excluding these items from the related periods in both 1997 and 1996, the increase would have been 5% for the nine months of 1997 which primarily reflects higher fee income from assets under management.

        Net investment income increased 9% and 7% for the third quarter and nine months of 1997, respectively. This growth in net investment income is a direct result of the growth in investment assets and less interest lost on problem accounts. The actual earned rate for the nine months ended 1997 and 1996 was 7.26% and 7.12%, respectively.

        Realized investment losses decreased from a $31 million loss in 1996 to a $2 million loss in 1997. Losses on sales of investments were $20 million in 1996 versus a gain of $4 million in 1997. Provisions for asset losses were $10 million in 1996 versus $6 million in 1997.

        Total benefits and expenses increased 12% and 19% for the third quarter and nine months of 1997. Excluding the insurance recapture discussed previously, the growth for the nine months of 1997 is 6% which is composed primarily of increased operating expenses associated with increased systems and managed care development costs. The Company continues to expand its managed care business by the further development of new and existing health maintenance organizations (HMOs). See further discussion included in the Employee Benefits section of this management discussion and analysis.

        The  effective   income  tax  rate   increased  from  1996  due  to  the
        strengthening of the deferred tax liability in the second quarter.

        Investment assets increased from December 31, 1996, to September 30, 1997, by $334 million. At the same time separate account assets increased $2 billion. This reflects the continued trend of contractholders moving to variable products and away from the more traditional guaranteed products.

        Business Units Results from Operations

        The following discussion of results from operations is presented in terms of the major business units of the company:

        Employee Benefits

        Total revenue premium (including premium equivalents) for group life and health increased 2% from 1996 levels. Sales in the Company's life and health business have slowed as a result of heightened price sensitivity and competition from managed care companies, however, new case sales in 1997 totaled 1,031 compared to 790 in 1996 and termination rates have decreased significantly.

        The Company has continued to emphasize the development of its HMO subsidiaries during the third quarter of 1997 and capitalized two HMOs (Florida and Indiana) in addition to the six capitalized during the first half of 1997 (Oregon, Ohio, Tennessee, Massachusetts, Washington and North Carolina). Of the 8 HMO's capitalized in 1997, 4 have received their licenses to commence operations while the other 4 are pending. This brings the total number of HMOs capitalized to 13.

        Of the total 401(k) cash flow received during the first half of 1997, 93% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $3.9 billion at December 31, 1996 to $5.4 billion at September 30, 1997. The number of 401(k) participants increased from 350,000 at December 31 1996, to more than 430,000 at September 30, 1997.

        Financial Services

        Savings

        Assets under administration in the public non-profit (P/NP) business, including separate accounts increased $329 million during 1997 to $7.5 billion. New contributions to variable P/NP business represented 66% of the total deposits received in 1997 compared to 54% in 1996. The increase was primarily the result of a large rollover from one case.

        The Company also provides third-party administration of policyholder accounts. The number of participant accounts under administration grew from 117,000 at December 31, 1996 to 241,000 at September 30, 1997. The third-party administration of accounts continues to be a strategic focus for this business unit and with the acquisition of several large institutional clients during 1997, the participant accounts under administration should continue to grow.

        Individual fixed and variable deferred annuities sold through a marketing agreement with Charles Schwab & Co. totaled $193 million during 1997. This product was first introduced to the market in the fourth quarter of 1996.

        Insurance

        Individual life insurance premiums and deposits of $389 million (excluding the insurance recapture and tax provision release) during 1997 decreased 7% from 1996. Premiums are down due to legislation put in place in 1996 which phases out the tax deductibility of interest on policy loans on Corporate-Owned Life Insurance (COLI) products during 1997 and 1998. Although sales were discontinued in 1996, the Company continues to receive renewal premiums and deposits at a reduced level and the Company is working closely with existing COLI customers to determine the options available to them. The Company does not expect the effect of these legislative changes to be material to the Company's operations.

        The Company began  focusing on sales of its  Bank-Owned  Life  Insurance
        (BOLI) product during the second quarter of 1996 which was not affected by the change in legislation discussed above. Deposits from BOLI business through September 30, 1997 were $64 million versus $77 million in 1996.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                   September 30,         December 31,
                                       1997                  1996
                                 ------------------    ------------------

  AAA                                   46.8%                45.9%
  AA                                     7.8%                 8.1%
  A                                     23.7%                23.7%
  BBB                                   20.6%                20.9%
  BB and Below
(non-investment grade)                   1.1%                 1.4%
                                 ------------------    ------------------
                                       100.0%               100.0%

        During the nine months of 1997, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $33 million compared with a decrease of $61 million for the same period last year.

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

               ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Index to Exhibits

                               Exhibit Number            Title       Page
                               ---------------    -----------------  ------

                                     27           Financial Data      18
                                                  Schedule

                      (b)    Reports on Form 8-K

                             No reports on Form 8-K have been filed during the third quarter of 1997.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:       November 12, 1997                 BY: /s/_Glen R. Derback
            --------------------------------          ---------------
        Glen R. Derback, Vice President and Controller
        (Duly authorized officer and chief accounting
        officer)