Form 10-K
period 1997-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-03-30
CIK 744455

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

FORM 10-K (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         For The Fiscal Year Ended December 31, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ______________ to _____________/

                               Commission file number 333-1173

                         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                    (Exact name of registrant as specified in its charter)

Colorado                                                  84-0467907
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

8515 East Orchard Road, Englewood, Colorado        80111
(Address of principal executive offices)                         (Zip Code)

(303)  689-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 1998, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                      TABLE OF CONTENTS
                                                                                          Page
PART I
Item 1.   Business........................................................................1
               A.  Organization and Corporate Structure...................................1
               B.  Business of the Company ...............................................1
               C.  Description of Business Units..........................................3
Item 2.   Properties......................................................................16
Item 3.   Legal Proceedings...............................................................16
Item 4.   Submission of Matters to a Vote of Security Holders.............................17

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................................17
               A.  Equity Security Holders and Market Information.........................17
               B.  Dividends..............................................................17
Item 6.   Selected Financial Data.........................................................18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................18
               A.  Company Results of Operations..........................................19
               B.  Business Unit Results of Operations....................................21
               C.  Liquidity and Capital Resources........................................28
               D.  Accounting Pronouncements..............................................28
               E.  Year 2000 .............................................................30
Item 8.   Financial Statements and Supplementary Data.....................................30
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................56

PART III
Item 10.  Directors and Executive Officers of the Registrant..............................56
               A.  Identification of Directors............................................56
               B.  Identification of Executive Officers...................................59

Item 11.  Executive Compensation..........................................................62
               A.  Summary Compensation Table.............................................62
               B.  Options................................................................63
               C.  Pension Plan Table.....................................................65
               D.  Compensation of Directors..............................................66
               E.  Compensation Committee Interlocks and Insider Participation............66
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................67
               A.  Security Ownership of Certain Beneficial Owners........................67
               B.  Security Ownership of Management.......................................67
Item 13.  Certain Relationships and Related Transactions..................................69

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................69
               A.  Index to Financial Statements..........................................69
               B.  Index to Exhibits......................................................70
               C.  Reports on Form 8-K....................................................70

Signatures................................................................................71

PART I

ITEM 1.    BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized under the laws of the State of Kansas in 1907 as the National Interment Association. Its name was changed to Ranger National Life Insurance Company and to Insuramerica Corporation prior to changing to its current name in 1982. In September of 1990, the Company redomesticated and is now organized under the laws of the State of Colorado.

The Company ranks in the top 2% of all U.S. life insurers in terms of assets.

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

Common and preferred shares of Great-West Life, Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico and Guam. The Company conducts business in New York through First Great-West Life & Annuity Insurance Company, a subsidiary New York life insurance company.

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


Investment                   Operations  -  management  of assets,  both general
                             account and separate accounts which segregate, from the Company's general account, the assets and liabilities of contractholders of variable products
                             ("Separate Accounts").

The table that follows summarizes premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6 (Selected Financial Data), and Item 8 (Financial Statements and Supplementary
Data). For commentary on the information in the following table, see Item 7(B) (Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results of Operations).

Millions (1)                                            1997             1996             1995
                                                        -----            ----             ----
Employee Benefits
    Group Life                                $           123    $        121    $         138
    Group Health                                          656             642              679
     401(k)                                                53              41               29
Financial Services
    Savings                                                62              51               50
    Individual Insurance                                  385  (2)        344  (2)         171
                                              --- ------------ ---- ---------- ---- -----------
     Premium and other income                 $         1,279    $      1,199    $       1,067
                                              === ============ ==== ========== ==== ===========
Deposits for Investment-type
Contracts:
    401(k)                                     $           25    $         34    $          47
    Savings                                               219             215              364
    Individual Insurance                                  414             566              457
                                              === ============ ==== === ====== ==== ===========
     Total investment-type deposits           $           658    $        815    $         868
                                              === ============ ==== === ====== ==== ===========
Deposits to Separate Accounts:
    401(k)                                    $         1,403    $      1,109    $         883
    Savings                                                               329              282
                                                          742
                                              === ============ ==== === ====== ==== ===========
     Total separate accounts deposits         $         2,145    $      1,438    $       1,165
                                              === ============ ==== === ====== ==== ===========
                                              === ============ ==== === ====== ==== ===========
     Self-funded equivalents (3)              $         2,039    $      1,940    $       2,140
                                              === ============ ==== === ====== ==== ===========

(1) All information in the above table and other tables herein is presented in conformity with generally accepted accounting principles, unless otherwise indicated.

(2) These amounts include the recapture of $156 million and $164 million for the years ended December 31, 1997 and 1996, respectively, of participating policy reserves previously coinsured with Great-West Life under a participating life coinsurance agreement.

(3) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.      DESCRIPTION OF BUSINESS UNITS

1.      Employee Benefits

Principal Products

The Employee Benefits division is responsible for marketing group life and health and 401(k) products to employers with 20 or more employees. The Company offers employers a fully integrated employee benefits package with a single service contact for multiple products. Through integrated pricing, administration and funding, the Company helps employers provide cost-effective benefits aimed at attracting and retaining quality employees.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits investment. These range from fully-insured products, whereby the Company assumes all or a portion of the health care cost and utilization risk, to self-funded, whereby the employer assumes all or a significant portion of the risk. Employee Benefits also provides administration and claims services and, in many cases, stop-loss insurance protection.

The Company offers a full range of managed care products and services. These products include Health Maintenance Organization ("HMO") plans, which provide a high degree of managed care, Preferred Provider Organization ("PPO") plans and Point-of-Service ("POS") plans which offer more flexibility in provider choice than HMO plans. Because many employers want to offer employees a choice in health plans while containing costs, the Company offers PPO/POS/HMO option packages. In addition, the Company maintains a fully insured product to meet customer demand for traditional health care products.

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

A traditional indemnity plan allows complete freedom of choice for covered services. After meeting an annual deductible, insureds pay their share of coinsurance for all covered services. These plans are not typically considered managed care, although they may include some medical management features, such as inpatient certification, reasonable and customary charges, and some benefits for preventive care.

The Company continues to develop its One Health Plan subsidiary organization. In 1997, it licensed five One Health Plan HMOs (Massachusetts, Ohio, Oregon,
Tennessee and Washington). This brings the total number of licensed HMO subsidiaries to ten. Through each One Health Plan subsidiary, the Company centralizes all network contracting and administration, medical management, member services, and quality assurance for all of the Company's medical members (PPO, POS and HMO) in the particular state. In addition to economies of scale, this "pooling" of PPO, POS, and HMO membership benefits the Company in negotiating provider reimbursement arrangements, which leads to more competitive pricing.

The type of coverage provided by the Company continues to move toward the higher forms of managed care. As of December 31, 1997, of the 1,675,764 lives covered, 414,519 were in POS/HMO type plans, 1,099,439 were in PPO plans, and 161,806 were in fully insured plans. At December 31, 1996, of the 1,554,142 lives covered, 350,185 were in POS/HMO type plans, 1,003,333 were in PPO plans, and 200,624 were in fully insured plans.

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:

                                             Years Ended December 31,
                            -----------------------------------------------------------
Millions                      1997         1996          1995         1994          1993
                            ----------   ----------    ---------   ------------   ---------

In force, end of year   $     53,211  $    49,500  $     50,370 $    51,051    $    39,898

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

Variable investment options utilize Separate Accounts to provide contractholders with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in Separate Accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers. The participant currently has up to 32 different variable investment options.

Of the total 401(k) assets under administration in 1997, 93% were allocated to variable investment options.

The Company is compensated by the Separate Accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services to contractholders. A subsidiary of the Company also receives fees for serving as an investment advisor for underlying funds managed by the subsidiary.

Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contracts impose a charge for termination during a certain period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing tax penalties on annuity distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impact rollovers to products of competitors.

Employee Benefits offers a rollover Individual Retirement Annuity which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

In 1997, the Company introduced a Non-Qualified Deferred Compensation ("NQDC") supplement to its 401(k) product. NQDC allows highly compensated employees to defer compensation on a pre-tax basis beyond 401(k) limits until retirement. The Company offers a unique deferred compensation arrangement which utilizes Orchard Series Fund, a mutual fund subsidiary of the Company.

In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

Millions
   Year Ended December 31,        Fixed Annuities    Variable Annuities

             1993                      $       357            $      868
             1994                              345                 1,324
             1995                              358                 2,227
             1996                              347                 3,229
             1997                              328                 4,568


Method of Distribution

Products are sold principally through local field sales representatives in 33 sales offices in key metropolitan areas throughout the United States. Home office marketing, actuarial and operations staff support the field sales offices in new case installation and ongoing client services. The field sales staff work with independent insurance agents, brokers and consultants who assist in the production and servicing of business.

Competition

The employee benefits industry is highly competitive. Market share remains fragmented because of the large number of insurance carriers, third-party administrators and HMOs serving the various public and private sectors. No one competitor is dominant across the country. With managed care enrollment expected to increase dramatically over the remainder of the decade, many indemnity carriers are transitioning their members into more cost effective managed care products.

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

Reserves

For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For group universal life, the policy reserves equal the accumulated fund balance (which reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for lives that have not satisfied their waiting period and for claims that have been incurred but not reported.

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

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, and pay expected death or retirement benefits or surrender requests.

Reinsurance

The Company has a marketing and administrative services arrangement with New England Life Insurance Company ("New England"). Under reinsurance agreements, New England issues group life and health and 401(k) products and then immediately reinsures 50% of its group life and health business, and nearly 100% of its guaranteed 401(k) business, with the Company.

2.      Financial Services

Principal Products

The Financial Services division markets and administers savings and life insurance products.

Savings products include (i) individual and group annuity contracts which offer a variety of funding and distribution options for personal and employer-sponsored retirement plans that qualify under Internal Revenue Code Sections 401, 403, 408, and 457, and (ii) individual and group non-qualified annuity contracts. These contracts may be immediate or deferred and are offered primarily to individuals and employers of public and non-profit sector employees. The Company also provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation ("FASCorp"). The Company provides marketing and communication services through another subsidiary company, Benefits Communication Corporation, and BenefitsCorp Equities, Inc., a broker-dealer subsidiary of Benefits Communication Corporation (collectively, "BenefitsCorp").

The primary marketing emphasis for the Company's savings products is the public/non-profit market for defined contribution retirement savings plans. Defined contribution plans provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

The Company's variable annuity products provide the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in Separate Accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

Demand for investment diversification for customers and their participants continued to grow during 1997. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company which is a variable insurance products fund company, and through arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock, and international equity fund offerings.

The Company also offers single premium annuities and guaranteed certificates on a very limited basis, which provide guarantees of principal and interest with a fixed maturity date.

The Company has a marketing agreement with Charles Schwab & Co., Inc. to sell individual fixed and variable qualified and non-qualified deferred annuities. The variable annuity product offers 25 investment options. The fixed product is a Guarantee Period Fund which was established as a non-unitized Separate Account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

Customer retention is a key factor for the profitability of annuity products. To encourage customer retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing tax penalties on annuity distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors.

Savings products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administration services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor for underlying funds managed by the subsidiary. The Company's annuity products are supported by the general account assets of the Company for guaranteed investment options, and the Separate Accounts for the variable investment options.

The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:

Millions
                           Guaranteed
Year Ended December 31,    Investment
                           Contracts      Fixed Annuities     Variable Annuities

         1993                $    1,263         $     5,671        $     812
         1994                       930               5,672            1,231
         1995                       664               5,722            1,772
         1996                       525               5,531            2,256
         1997                       409               5,227            3,280

In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $8.5 billion at December 31, 1997 and $4.4 billion at December 31, 1996. FASCorp also is a registered transfer agent for Orchard Series Fund.

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

At December 31, 1997, the Company had $3.3 billion of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees - so called Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 which phases out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased. The Company continues to work closely with existing COLI customers to determine the options available to them and is confident that the effect of the 1996 legislative changes will not be material to the Company's operations.

The Company has shifted its emphasis to the Bank-Owned Life Insurance ("BOLI") market. BOLI was not affected by the 1996 legislation. This interest-sensitive whole life product funds post-retirement benefits for bank employees. At December 31, 1997, the Company had $0.5 billion of BOLI policy reserves.

Sales of life insurance products typically have high initial marketing expenses. Retention, an important factor in profitability, is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in force for a period of time.

Certain  of the  Company's  life  insurance  and group  annuity  products  allow policyowners to borrow against their policies. At December 31, 1997, approximately 4% of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 96% of outstanding policy loans had variable interest rates averaging 7.69% at December 31, 1997. Investment income from policy loans was $194.8 million for the year ended December 31, 1997.

The following table summarizes changes in life insurance in force prior to reinsurance ceded for the years indicated:

                                               Years Ended December 31,
                            ---------------------------------------------------------------
Millions                      1997          1996         1995         1994         1993
                            ----------   -----------   ----------   ----------   ----------

In force, beginning of   $    26,892  $    25,865   $    24,877  $    20,259  $    18,192
year

Sales and additions            3,119        2,695         2,520        6,302        2,842
Terminations                   1,745        1,668         1,532        1,684          775
                            ----------   -----------   ----------   ----------   ----------
          Net                  1,374        1,027           988        4,618        2,067
                            ----------   -----------   ----------   ----------   ----------

In Force, end of year         28,266       26,892        25,865       24,877       20,259

Method of Distribution

Financial Services primarily uses BenefitsCorp to distribute pension products to the public/non-profit market. BenefitsCorp also provides communication and enrollment services to employers.

Prior to January 1, 1997, life insurance sold to individuals was distributed through a general agency system. The Company now distributes universal and joint survivor life insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab and Co., Inc.

BOLI products are currently marketed through one broker, Clark/Bardes, Inc. Competition

The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(B)(5) (Business - Business of the Company Ratings).

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

The above-mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, and pay expected death or retirement benefits or surrender requests.

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

Investments under management at year-end 1997 totaled $21.0 billion, comprised of corporate and insurance-related investments assets ("investment assets") of $13.2 billion and Separate Account assets of $7.8 billion.

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

The Company generally manages the characteristics of its investment assets, such as liquidity, currency, yield and duration to reflect the underlying characteristics of related insurance and contractholder liabilities, which vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines, which are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company may use derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives see Note 6 to the financial statements.

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

The Company's fixed maturity investments constituted 67% of investment assets as of December 31, 1997. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities rated by either third-party rating agencies, or in the case of securities which may not be rated by third-parties, by the Company (for private investments). For more information on the credit rating of the fixed maturity portfolio, see Item 7(B)(3) (Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results of Operations - Investment Operations).

The Company's mortgage loan investments constituted 9% of investment assets as of December 31, 1997. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loan investments are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location, and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments. For more information on the mortgage portfolio, see Item 7(B)(3) (Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results of Operations - Investment Operations).

At December 31, 1997 only .7% of investment assets were invested in real estate.

The following table sets forth the distribution of invested assets, cash and accrued investment income as of the end of the years indicated:

[Carrying Value in             1997          1996          1995           1994          1993
Millions]
                            -----------   ------------  ------------   -----------   -----------

*Debt Securities:
   Bonds
     U.S. Government
       Securities and
       obligations of
U.S.
       Government
       Agencies         $      2,091   $     1,947    $    1,990    $    1,672    $    1,553
   Corporate bonds             6,544         6,133         6,168         5,079         5,128
   Foreign governments           146           119           159           368           375
                            -----------   ------------  ------------   -----------   -----------

        Total                  8,781         8,199         8,317         7,119         7,056

    Common Stock                  39            20             9             5             3
    Mortgage loans             1,236         1,488         1,713         2,011         2,378
    Real estate                   94            68            61            44            41
    Policy loans               2,657         2,523         2,238         1,905         1,431

Short-term                       399           419           135           707           683
      investments
                            -----------   ------------  ------------   -----------   -----------

        Total                 13,206        12,717        12,473        11,791        11,592
investments


    Cash                         126           125            91           132            86
    Accrued investment
      income                     166           198           212           196           183

* The majority (in value) of debt securities are carried at fair value in 1997, 1996, 1995, and 1994 due to the adoption of Statement of Financial Accounting Standards No. 115 at January 1, 1994. For more information, see
    Note 6 to the financial statements.

The following table summarizes general account investment results of the Company's operations:

                                       Net             Earned Net
                                    Investment         Investment
     [Millions]                       Income          Income Rate
                                 -----------------  -----------------

     For the year:
                             $              897              7.36%
     1997
                                            837              7.07
     1996
                                            835              7.36
     1995
                                            768              7.23
     1994
                                            792              7.76
     1993

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

The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. The latest financial examination by the Colorado Insurance Division was completed in 1997, and covered the five year period ending December 31, 1995. This examination produced no significant adverse findings regarding the Company.

Solvency Regulation

The National Association of Insurance Commissioners has adopted risk-based capital rules for life insurance companies. These rules recommend a specified level of capital depending upon the types and quality of investments held, the types of business written, and the types of liabilities maintained. Depending on the ratio of the insurer's adjusted capital to its risk based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship. Based on the Company's December 31, 1997 statutory financial reports, the Company was well within these rules.

The National Association of Insurance Commissioners Insurance Regulatory Information System ratios are another set of tools used by regulators to provide an "early warning" as to when a company may require special attention. There are twelve categories of financial data with defined usual ranges for each. For 1997, the Company was within the usual ranges in all categories.

Insurance Holding Company Regulations

The Company is subject to and complies with insurance holding company regulations in Colorado. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. The Company's investment advisor subsidiary and transfer agent subsidiary are regulated by the SEC. Certain of the Company's Separate Accounts, mutual funds, and variable insurance and annuity products, are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

HMO Regulation

The Company's HMO subsidiaries are subject to regulation by various government agencies in the states in which they are licensed to do business. This involves the regulation of solvency, contracts, rates, quality assurance, minimum levels of benefits, and the availability and continuity of care.

Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $8.7 million as of December 31, 1997 to cover future assessments of known insolvencies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $5.6 million at December 31, 1997.

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

Rating Agency                    Measurement                                  Rating
-----------------------------    ------------------------------------------   ------------

A.M. Best Company                Financial Condition and Operating            A++ *
                                 Performance

Duff & Phelps Corporation        Claims Paying Ability                        AAA *

Standard & Poor's                Claims Paying Ability                        AA+ **
Corporation

Moody's Investors Service        Insurance Financial Strength                 Aa2 ***

*     Highest ratings available.
**   Second highest rating out of 19 rating categories.
***  Third highest rating out of 19 rating categories.

6.      Miscellaneous

No customer accounted for 10% or more of the Company's consolidated revenues in 1997. In addition, no unit of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business units. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business units.

The Company had approximately 4,600 employees at December 31, 1997.

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

No matter was submitted during the fourth quarter of 1997 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.         EQUITY SECURITY HOLDERS AND MARKET INFORMATION

All of the Company's outstanding common shares are owned by Great-West Life. Accordingly, there is no established public trading market for the Company's common equity.

B.         DIVIDENDS

In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends totaled $62.5 million in 1997 and $48.1 million in 1996.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the financial statements of the Company, which are included in Item 8 (Financial Statements and Supplementary Data).

Millions       .......                              Years Ended December 31
                                                    -----------------------

                                       1997         1996        1995         1994         1993
                                   -----------  ----------- -----------  -----------  -----------
INCOME STATEMENT DATA
 Premiums and other income           $1,279      $ 1,199    $  1,067     $ 1,000      $    696
 Net investment income                  897           837          835         768          792
 Realized investment gains               10           (21)                     (72)           25
(losses)                                                           8
                                   -----------  ----------- -----------  -----------  -----------
 Total Revenues                       2,186         2,015       1,910       1,696        1,513

 Total benefits and expenses          1,930         1,824       1,733       1,593        1,417
 Income tax expense                      97                                      29           31
                                                      56          49
                                   ===========  =========== ===========  ===========  ===========
 Net Income                           $ 159     $     135   $     128    $      74    $      65
                                   ===========  =========== ===========  ===========  ===========

BALANCE SHEET DATA
   Investment assets                $13,206      $12,717     $12,473     $11,791       $11,592
   Separate account assets             7,847        5,485       3,999        2,555        1,680
   Total assets                      22,078       19,351      17,682       15,616       14,296
   Total policyholder liabilities    11,791       11,687      11,492       10,929       10,592
   Total shareholder's equity          1,186                       993          777          821
                                                   1,034

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1997 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

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

A.      COMPANY RESULTS OF OPERATIONS

1.      Comparison of Years Ended December 31, 1997 and 1996
        ----------------------------------------------------

The Company's consolidated net income for 1997 increased $24.4 million or 18% to $158.8 million, when compared to 1996.

Premiums and other income increased 7% from $1,199.2 million in 1996 to $1,278.9 million in 1997. The increase was primarily due to growth in individual participating insurance premiums and an increase in fee income from assets under management.

Net investment income increased $61.0 million from $836.6 million in 1996 to $897.6 million in 1997. This change reflected improved interest income on investments and additional investment management fees recognized in prior years by Great-West Life.

The Company's realized investment gains (losses) changed from a net realized loss of $21.1 million in 1996 to a net realized gain of $9.8 million in 1997. The decrease in interest rates in 1997 resulted in realized gains on the sale of fixed maturities totaling $16.0 million, while higher interest rates contributed to $11.6 million of fixed maturity losses recorded in 1996. There was also a 28% improvement in the provision for asset losses as the change in the provision was reduced from $10.6 million in 1996 to $7.6 million in 1997.

Total benefits and expenses includes life and other policy benefits, increases in reserves, interest paid or credited to contractholders, expenses, and dividends to policyholders. The increase of 6% from $1,824.3 million in 1996 to $1,929.9 million in 1997 was primarily the result of increased operating expenses associated with the cost of developing HMOs, system enhancements, and developing FASCorp's business.

In October 1996 the Company recaptured certain pieces of an individual participating block of business previously reinsured to Great-West Life. In June 1997 the Company recaptured all remaining pieces of that block of business. The Company recorded various assets and liabilities related to the recaptures as discussed in Note 2 to the financial statements. In recording the recaptures, both life insurance premiums and benefits were increased by the amounts recaptured ($155.8 million and $164.8 million in 1997 and 1996, respectively). Consequently, the net financial results of the Company were not impacted by recording the reinsurance transactions.

Included in the 1997 and 1996 results of operations was the effect of a release of $47.8 million and $25.6 million for 1997 and 1996, respectively, from a previously recorded contingent tax liability that the Company assumed from Great-West Life in 1993 (see Note 10 to the financial statements). Of the $47.8 million released in 1997, $15.1 million was attributable to participating policyholders and reflected as a liability on the balance sheet.

In addition to the contingent tax liability release, the Company also in the normal course of business reviewed its deferred tax assets and liabilities and increased its deferred tax liability by $21.6 million in 1997 (of which $10.1 million was attributable to participating policyholders), which resulted in a $11.5 million reduction in net income.

The effect of the non-recurring transactions described above was to decrease net income by $4.4 million from 1996 to 1997. Excluding the effect of these transactions, the growth in net income reflected higher variable fee income from assets under management, improved investment income, increased realized capital gains and favorable mortality.

The effective income tax rates were affected by the release of the contingent tax liability discussed above in 1997 and 1996 as these amounts were not taxable, although the increase in the deferred tax liability discussed above negated the impact of the 1997 release.

2.      Comparison of Years Ended December 31, 1996 and 1995
        ----------------------------------------------------

The Company's 1996 consolidated net income increased 5% to $134.6 million, when compared to 1995.

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

B.      BUSINESS UNIT RESULTS OF OPERATIONS

The following discussion of results from operations is presented in terms of the major business units of the Company, and the financial information regarding such business units, described in Item 1(B) (Business - Business of the Company).

1.      Employee Benefits

Overall, the financial results for 1997 and 1996 improved with 401(k) premiums and deposits increasing 25% and 23%, respectively. Assets under administration (including third-party administration) in 401(k) increased 38% over 1996, to $5.4 billion from $3.9 billion in 1996.

Equivalent revenue premium income for group life and health increased 4% from 1996 levels as the result of improved sales. From 1995 to 1996, equivalent revenue premium had decreased 9% due to high termination rates. Employee
Benefits' operating income continued to increase in 1997 and 1996 due to favorable mortality and strong 401(k) asset growth.

Group Life and Health

The Company experienced strong sales growth during 1997 with 1,473 new group medical customers (versus 1,125 in 1996 and 1,031 in 1995), which added 121,622 new individual members. Much of the medical growth can be attributed to the introduction of new One Health Plan HMOs in markets with high sales potential, and the Company's ability to offer a choice of managed care products.

To position itself for the future, the Company is focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment. During 1997, the U.S. insurance industry continued a pattern of consolidation. The Company demonstrated its long-term commitment to the group life and health business by acquiring an additional 150 self-funded group customers (75,000 new members) through a marketing agreement with a Minneapolis third-party administrator.

With a heightened sensitivity to price comes the demand for more tightly managed health plans, which is why HMO development remains Employee Benefits' most important product development initiative. In 1997, the Company licensed HMOs in Massachusetts, Ohio, Oregon, Tennessee and Washington and applied for licenses in Florida, Indiana, New Jersey and North Carolina. The Company also entered into agreements with other companies, which will exclusively market the One Health Plan HMO product in various states. These types of agreements will augment growth in the Company's HMO programs in the future.

The Company experienced an 8% increase in total medical membership, from 1,554,142 at the end of 1996 to 1,675,764 at year-end 1997. Gatekeeper (i.e., POS and HMO) members grew 18% from 350,185 in 1996 to 414,519 in 1997. The Company expects this segment of the business to grow as additional HMO licenses are obtained. Total membership had decreased from 1995 to 1996 by 4% due to terminations, however, gatekeeper members had grown by 35% (1996 was the first year the Company offered HMO plans).

401(k)

The number of new 401(k) case sales, including third-party administration business generated through the Company's marketing and administration arrangement with New England Life Insurance Company, increased to 1,235 in 1997 from 1,156 in 1996 (960 in 1995). This brings the total 401(k) block of business under administration to 5,695 employer groups and more than 430,000 individual participants, compared to 4,857 employer groups and 355,434 individual participants in 1996, and 4,046 employer groups and 277,168 individual participants in 1995.

During 1997, the in-force block of 401(k) business continued to perform well, with persistency of 93.8%. This, combined with strong equity markets, resulted in a 39% and 38% increase in assets under management during 1997 and 1996, respectively.

Pension Plan Specialist services, which include drafting of plan documents, compliance testing, and completion of annual tax forms, were elected in an additional 900 cases in 1997. This brings the total in-force case count serviced by this in-house unit to over 2,000. In addition to offering employers the advantages of one-stop shopping, this program enables the Company and the employer to reduce costs associated with these services.

To promote long-term asset retention, the Company enhanced its 401(k) product and services by adding prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations. These efforts have led to a high level of customer satisfaction and persistency in the Company's 401(k) business.

As discussed earlier, during 1997 the Company also introduced a Non-Qualified Deferred Compensation supplement to its 401(k) product, which allows highly compensated employees to defer compensation on a pre-tax basis beyond 401(k) limits until retirement.

Outlook

In 1998, the Company will continue to enhance managed care programs and services, further HMO development, seek National Committee for Quality Assurance accreditation for its HMOs, refine quality assurance programs and introduce member communications directed at health improvements. The Company will enhance the 401(k) product by placing more emphasis on improved enrollment strategies for the employer and by online participant education.

2.      Financial Services

Savings

The Company's core savings business is the public/non-profit pension market. The assets of the public/non-profit business, including Separate Accounts, increased 8% and 5% during 1997 and 1996 to $7.2 billion and $6.6 billion, respectively. Much of the increase came from the variable annuity business which was driven by excellent sales results and strong investment returns in the equity markets.

The Company's public/non-profit business experienced strong growth in 1997. The number of lives under administration increased by 181,700 in 1997, compared to a 79,466 increase in 1996 and a 91,009 increase in 1995. BenefitsCorp sold 13 new large employer cases and increased the penetration of existing cases by enrolling new employees. The Company again experienced a very high retention rate in public/non-profit contract renewals in 1997. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

The Company continued to limit sales of Guaranteed Investment Contracts ("GIC") and allow this block of business to contract in response to the highly competitive GIC market. As a result, GIC assets decreased 22% in 1997, to $409 million. In 1996, GIC assets decreased 21% from 1995 to $524.6 million.

Customer demand for investment diversification continued to grow during 1997. New contributions to variable business represented 69% of the total 1997 premiums. The Company continues to expand the investment products available through Maxim Series Fund, Inc., and arrangements with external fund managers. Externally-managed funds offered to participants in 1997 included American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, T. Rowe Price and Vista. In 1997 the Company introduced Profile portfolios for its public/non-profit variable annuity products. The Profiles provide the convenience of pre-selected investment mixes based on varying degrees of risk tolerance. The Profile options allow customers to diversify their investments across a wide range of investment products, including fixed income, stock and international equity fund offerings.

Customer participation in guaranteed Separate Accounts increased as many customers prefer the security of fixed income securities and Separate Account assets. Assets under management for guaranteed Separate Account funds exceeded $466.2 million in 1997, compared to $392.8 million in 1996 and $411.5 million in 1995.

FASCorp administered records for approximately 9,200 groups at year-end 1997 (versus 7,700 at year-end 1996 and 7,000 at year-end 1995), representing more than 1,000,000 participants (800,000 in 1996).

As discussed earlier, the Company offers fixed and variable non-qualified deferred annuities under its marketing agreement with Charles Schwab & Co., Inc. Virtually all of the premium income has been variable, totaling $230.8 million in 1997, compared to the $9.3 million sold late in 1996.

Life Insurance

The Company continued its conservative approach to the manufacture and distribution of traditional life insurance products, while focusing on customer retention and expense management. Aggressive expense management and favorable individual life insurance persistency helped improve unit costs in 1997.

Individual life insurance revenue premiums and deposits of $798.9 million in 1997 decreased 12% from 1996, due to the reduction of COLI premiums associated with the 1996 legislative changes. Individual life insurance premiums and deposits had increased 45% from 1995 to 1996 due to the reinsurance premiums of $164.8 million associated with a recaptured block of business.

As discussed earlier, the Company has shifted its emphasis from COLI business to new sales in the BOLI market because of the 1996 legislative changes. Although COLI sales were discontinued in 1996, renewal premiums and deposits totaled $243.8 million in 1997 compared to $384.2 million in 1996 and $433.4 million in 1995. BOLI revenue premiums and deposits were $235.3 million during 1997, compared to $190.5 million in 1996 and $97.2 million in 1995.

Outlook

During 1998, the Company expects to continue its growth in the third party administration area through FASCorp. Emphasis will also be placed in developing the institutional insurance and annuity markets. Improved communications are expected to be provided to our customers in the public/non-profit market through the use of the world wide web. The Company is also seeking certification by the Insurance Marketplace Standards Association, which relates to ethical market conduct in the sale of individually sold life and annuity products.

3.      Investment Operations

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's invested assets (Millions) follows:

                                                             1997                  1996
                                                             ----                  ----
       Fixed maturities, available for sale,
          at fair value                                      $6,698                $6,206
       Fixed maturities, held-to-maturity,
          at amortized cost                                   2,083                 1,993
       Mortgage loans                                         1,236                 1,488
       Real estate and common stock                             133                    88
       Short-term investments                                   399                   419
       Policy loans                                           2,657                 2,523
                                                           --------              --------
                                                            $13,206               $12,717
                                                            =======               =======

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

Private placement investments, which are primarily in the held-to-maturity category, are generally less marketable than publicly traded assets, yet they typically offer covenant protection which allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. In excess of 85% of the value of the securities in this portfolio are rated by external rating agencies. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available for sale and held to maturity) by credit rating is summarized as:

       Credit Rating                                         1997                  1996
       -------------                                         ----                  ----
       AAA                                                    45.7%                 45.9%
       AA                                                      8.8                   8.1
       A                                                      23.8                  23.7
       BBB                                                    20.7                  20.9
       BB and Below (non-investment grade)                     1.0                   1.4
                                                           -------               -------
          TOTAL                                              100.0%                100.0%

At December 31, 1997, the Company had no bonds in default. At December 31, 1996, there was one bond in default with a carrying value of $8 million.

Mortgage Loans

During 1997, the mortgage portfolio declined 17% to $1.2 billion, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

The average balance of impaired loans continued to remain low at $37.9 million in 1997 compared with $39.1 million in 1996, and foreclosures totaled $14.1 million and $13.0 million in 1997 and 1996, respectively. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and improvement in market conditions.

Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 1997 and 1996, the Company's loan portfolio included $64.4 million and $68.3 million, respectively, of non-impaired restructured loans.

Real Estate and Common Stock

The Company's real estate portfolio is composed primarily of the Home Office property ($56.9 million) and properties acquired through the foreclosure of troubled mortgages. The Company operates a wholly owned real estate subsidiary which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company anticipates limited, if any, investments in real estate assets during 1998.

The common stock portfolio is composed of mutual fund seed money and some private equity investments. The Company anticipates a limited participation in the stock markets in 1998.

Derivatives

The Company uses certain derivatives, such as futures, options, and swaps, for purposes of hedging interest rate and foreign exchange risk. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized transactions are executed. Note 6 to the financial statements contains a summary of the Company's outstanding financial hedging derivatives.

Outlook

General economic conditions continued to improve during 1997, including improvement or stabilization in many real estate markets. The Company does not expect to recognize any asset chargeoffs or restructurings which would result in a material adverse effect upon the Company's financial condition in 1998.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $525.4 million and $544.2 million as of December 31, 1997 and 1996, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $54.1 million of commercial paper outstanding at December 31, 1997, compared with $84.7 million at December 31, 1996. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

D.      ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of 1995, the Financial Accounting Standards Board issued a guide to implementation of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which permits a one-time opportunity to reclassify securities subject to SFAS No. 115. Consequently, the Company reassessed the classification of its investment portfolio in December 1995 and reclassed securities totaling $2.1 billion from held-to-maturity to available-for-sale. In connection with this reclassification, an unrealized gain, net of related policyholder amounts and deferred income taxes, of $23.4 million was recognized in stockholder's equity at the date of transfer.

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this statement had no material effect on the Company's results of operations, liquidity or financial condition.

In connection with the employee transfer discussed in Note 2 to the financial statements, effective January 1, 1997 the Company implemented SFAS No. 87, "Employers Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Previously, employee expenses (including costs for benefit plans) were transferred from Great-West Life to the Company through administrative services agreements. Accordingly, the implementation of these standards had no material effect on the financial results of the Company.

Effective January 1, 1998, the Company will implement SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to repurchase agreements and securities lending arrangements. Management estimates that this change will not have a material effect on the Company's financial results.

Effective January 1, 1998, the Company will implement SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. The Company recognizes unrealized gains and losses, net of adjustments, on its investments available for sale portfolio. These items will be disclosed as comprehensive income.

Effective October 1, 1998, the Company will implement the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates, with the adoption of SFAS No. 131, that it will incorporate segment disclosures of its current operating units. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosures of income statement and balance sheet items for each of its reportable operating segments.

Effective January 1, 1998, the Company will implement SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits". The Company expects to modify its disclosure for its postretirement benefit plans to conform to the requirements of SFAS No.
132.
E.      YEAR 2000

The Company has a number of existing computer programs that use only two digits to identify a year in the date field, which creates a problem with the upcoming change in the century. The Company has developed detailed plans to rectify the year 2000 issue. These plans include modifying programs where necessary, replacing certain programs with year 2000 compliant software, and working with vendors and business partners who need to become year 2000 compliant. Management estimates that the total cost to implement these plans will not be material, and has budgeted the expense as part of its computer systems operating costs in 1998 and early 1999.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Consolidated Financial Statements for the Years Ended December 31, 1997, 1996, and 1995 and the Independent Auditors' Report thereon.

                      GREAT-WEST   LIFE   &   ANNUITY   INSURANCE   COMPANY   (A
                      wholly-owned subsidiary of The Great-West Life Assurance Company)

                      Consolidated Financial Statements for the
                      Years Ended December 31, 1997, 1996, and 1995
               .......and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company (a wholly-owned subsidiary of The Great-West Life Assurance Company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Denver, Colorado

January 23, 1998

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------

ASSETS                                                                     1997              1996
------
                                                                       --------------   ---------------

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value $2,151,476
and                                                                 $     2,082,716   $    1,992,681
    $2,041,064)
    Available-for-sale, at fair value (amortized cost $6,541,422
and                                                                       6,698,629        6,206,478
    $6,151,519)
  Common stock                                                               39,021           19,715
  Mortgage loans on real estate, net                                      1,235,594        1,487,575
  Real estate, net                                                           93,775           67,967
  Policy loans                                                            2,657,116        2,523,477
  Short-term  investments,  available-for-sale  (cost  approximates         399,131          419,008
fair value)
                                                                       --------------   ---------------

      Total Investments                                                  13,205,982       12,716,901

Cash                                                                        126,278          125,182
Reinsurance receivable                                                       84,364          196,958
Deferred policy acquisition costs                                           255,442          282,780
Investment income due and accrued                                           165,827          198,441
Other assets                                                                121,543           57,244
Premiums in course of collection                                             77,008           74,693
Deferred income taxes                                                       193,820          214,404
Separate account assets                                                   7,847,451        5,484,631
                                                                       --------------   ---------------




















TOTAL ASSETS                                                        $    22,077,715   $   19,351,234
                                                                       ==============   ===============



See notes to consolidated financial statements.



-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY                                       1997              1996
------------------------------------
                                                                       --------------   ---------------

POLICY BENEFIT LIABILITIES:
    Policy reserves                                                  $   11,102,719   $   11,022,595
    Policy and contract claims                                              375,499          372,327
    Policyholders' funds                                                    165,106          153,867
    Experience refunds                                                       84,935           87,399
    Provision for policyholders' dividends                                   62,937           51,279

GENERAL LIABILITIES:
    Due to Parent Corporation                                               126,656          151,431
    Repurchase agreements                                                   325,538          286,736
    Commercial paper                                                         54,058           84,682
    Other liabilities                                                       605,032          488,818
    Undistributed earnings on
      participating business                                                141,865          133,255
    Separate account liabilities                                          7,847,451        5,484,631
                                                                       --------------   ---------------

      Total Liabilities                                                  20,891,796       18,317,020
                                                                       --------------   ---------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              600 shares issued and outstanding                              60,000           60,000
            Series B, cumulative, 1500 shares authorized,
              liquidation value of $100,000 per share,
              200 shares issued and outstanding                              20,000           20,000
            Series C, cumulative, 1500 shares authorized,
              none outstanding
            Series D, cumulative, 1500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, issued, and outstanding,
              liquidation value of $20.90 per share                          41,800           41,800
    Common stock, $1 par value; 50,000,000 shares authorized;
       7,032,000 shares issued and outstanding                                7,032            7,032
    Additional paid-in capital                                              690,748          664,265
    Unrealized gains (losses) on securities available-for-sale, net          52,807           14,951
    Retained earnings                                                       313,532          226,166
                                                                       --------------   ---------------

      Total Stockholder's Equity                                          1,185,919        1,034,214
                                                                       --------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $   22,077,715   $   19,351,234
                                                                       ==============   ===============



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------

                                                             1997            1996            1995
                                                         -------------   -------------   -------------
REVENUES:
  Annuity contract charges and premiums                $     115,054   $      91,881   $      79,816
  Life, accident, and health premiums earned (net of
    premiums ceded (recaptured) totaling $(94,646),
    $(104,250) and $60,880)                                1,163,855       1,107,367         987,611
  Net investment income                                      897,572         836,642         835,046
  Net realized gains (losses) on investments                   9,800         (21,078)          7,465
                                                         -------------   -------------   -------------

                                                           2,186,281       2,014,812       1,909,938
                                                         -------------   -------------   -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of reinsurance
    recoveries totaling $44,871, $52,675,
    and $43,574)                                             543,903         515,750         557,469
  Increase in reserves                                       245,811         229,198          98,797
  Interest paid or credited to contractholders               527,784         561,786         562,263
  Provision for policyholders' share of earnings
(losses)
    on participating business                                  3,753              (7)          2,027
  Dividends to policyholders                                  63,799          49,237          48,150
                                                         -------------   -------------   -------------

                                                           1,385,050       1,355,964       1,268,706

  Commissions                                                102,150         106,561         122,926
  Operating expenses                                         419,616         336,719         314,810
  Premium taxes                                               23,108          25,021          26,884
                                                                         -------------   -------------
                                                         -------------
                                                           1,929,924       1,824,265       1,733,326

INCOME BEFORE INCOME TAXES                                   256,357         190,547         176,612
                                                         -------------   -------------   -------------

PROVISION FOR INCOME TAXES:
   Current                                                   103,794          77,134          88,366
   Deferred                                                   (6,197)        (21,162)        (39,434)
                                                         -------------   -------------   -------------

                                                              97,597          55,972          48,932
                                                         -------------   -------------   -------------

NET INCOME                                             $     158,760   $     134,575   $     127,680
                                                         =============   =============   =============




See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Net
                                                                                  Additional  Unrealized
                                       Preferred Stock         Common Stock        Paid-In      Gains      Retained
                                    ---------------------- ---------------------
                                     Shares      Amount      Shares     Amount     Capital     (Losses)    Earnings       Total
                                    ----------  ---------- -----------  --------  ----------  -----------  ----------  ------------

BALANCE, JANUARY 1, 1995            2,000,800 $  121,800   7,032,000  $   7,032 $   657,265 $   (78,427) $    69,561 $   777,231

Change in net unrealized
gains (losses)                                                                                  137,190                  137,190

Dividends                                                                                                    (48,980)    (48,980)

Net income                                                                                                   127,680     127,680
                                    ----------  ---------- -----------  --------  ----------  -----------  ----------  ------------

BALANCE, DECEMBER 31, 1995          2,000,800    121,800   7,032,000      7,032     657,265      58,763      148,261     993,121

Change in net unrealized
gains (losses)                                                                                  (43,812)                 (43,812)

Capital contributions                                                                 7,000                                7,000

Dividends                                                                                                    (56,670)    (56,670)

Net income                                                                                                   134,575     134,575
                                    ----------  ---------- -----------  --------  ----------  -----------  ----------  ------------

BALANCE, DECEMBER 31, 1996          2,000,800    121,800   7,032,000      7,032     664,265      14,951      226,166   1,034,214

Change in net unrealized
gains (losses)                                                                                   37,856                   37,856

Capital contributions                                                                26,483                               26,483

Dividends                                                                                                    (71,394)    (71,394)

Net income                                                                                                   158,760     158,760
                                    ----------  ---------- -----------  --------  ----------  -----------  ----------  ------------

BALANCE, DECEMBER 31, 1997          2,000,800 $  121,800   7,032,000  $   7,032 $   690,748 $    52,807  $   313,532 $ 1,185,919
                                    ==========  ========== ===========  ========  ==========  ===========  ==========  ============

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------

                                                            1997             1996            1995
                                                        --------------   -------------   -------------

OPERATING ACTIVITIES:
    Net income                                        $      158,760   $      134,575  $      127,680
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain (loss) allocated to participating                  3,753               (7)          2,027
policyholders
       Amortization of investments                               409           15,518          26,725
       Realized losses (gains) on disposal of
investments
           and provisions for mortgage loans and              (9,800)          21,078          (7,465)
real estate
       Amortization                                           46,929           49,454          49,464
       Deferred income taxes                                  (6,224)         (20,258)        (39,763)
    Changes in assets and liabilities:
        Policy benefit liabilities                           498,114          358,393         346,975
        Reinsurance receivable                               112,594          136,966         (38,776)
        Accrued interest and other receivables                30,299           24,778         (17,617)
        Other, net                                            58,865           (8,076)          8,834
                                                        --------------   -------------   -------------
                 Net cash provided by operating              893,699          712,421         458,084
activities
                                                        --------------   -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Sales                                                                          18,821
                Maturities and redemptions                   359,021          516,838         655,993
             Available-for-sale
                Sales                                      3,174,246        3,569,608       4,211,649
                Maturities and redemptions                   771,737          803,369         253,747
        Mortgage loans                                       248,170          235,907         260,960
        Real estate                                           36,624            2,607           4,401
        Common stock                                          17,211            1,888
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                               (439,269)        (453,787)       (490,228)
             Available-for-sale                           (4,314,722)      (4,753,154)     (4,932,566)
        Mortgage loans                                        (2,532)         (23,237)           (683)
        Real estate                                          (64,205)         (15,588)         (5,302)
        Common stock                                         (29,608)         (12,113)         (4,218)
                                                        --------------   -------------   -------------
                 Net cash used in investing                 (243,327)        (127,662)        (27,426)
activities
                                                        --------------   -------------   -------------





                                                                                         (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------

                                                             1997            1996            1995
                                                         -------------   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits               $    (577,538)  $    (413,568)  $    (217,190)
   Due to Parent Corporation                                 (19,522)          1,457          (9,143)
   Dividends paid                                            (71,394)        (56,670)        (48,980)
   Net commercial paper repayments                           (30,624)           (172)         (4,832)
   Net repurchase agreements (repayments) borrowings          38,802         (88,563)       (191,195)
   Capital contributions                                      11,000           7,000
                                                         -------------   -------------   -------------
              Net cash used in financing activities         (649,276)       (550,516)       (471,340)
                                                         -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                1,096          34,243         (40,682)

CASH, BEGINNING OF YEAR                                      125,182          90,939         131,621
                                                         -------------   -------------   -------------

CASH, END OF YEAR                                      $     126,278   $     125,182   $      90,939
                                                         =============   =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the year for:
       Income taxes                                    $      86,829   $     103,700   $      83,841
       Interest                                               15,124          15,414          17,016






















See notes to consolidated financial statements.                                          (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (Amounts in Thousands, except Share Amounts)
--------------------------------------------------------------------------------
1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

        Deferred Policy Acquisition Costs - Policy acquisition costs, which consist of sales commissions and other costs that vary with and are primarily related to the production of new and renewal business, have been deferred to the extent recoverable. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $44,298, $47,089, and $48,054 in 1997, 1996, and 1995, respectively.

        Separate Account - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, Inc., both diversified, open-end management investment companies which are affiliates of the Company, shares of other external mutual funds, or government or corporate bonds.

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $5,741,596 and $5,242,753, at December 31, 1997 and 1996, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $5,346,516 and $5,766,533, at December 31, 1997 and 1996, respectively, are established at the contractholder's account value.

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

        Participating Fund Account - Participating life and annuity policy reserves are $3,901,297 and $3,591,077 at December 31, 1997 and 1996,
        respectively. Participating business approximates 50.5% and 50.3% of the Company's ordinary life insurance in force and 91.1% and 92.2% of ordinary life insurance premium income at December 31, 1997 and 1996, respectively.

        The liability for undistributed earnings on participating business was increased (decreased) by $8,610 and $(3,362) in 1997 and 1996, which represented $3,753 and $(7) of gains (losses) on participating business, increases (decreases) of $2,102 and $(2,924) to reflect the net change in unrealized gains on securities classified as available-for-sale, net of certain adjustments to policy reserves and income taxes, and increases (decreases) of $2,755 and $(431) due to reinsurance transactions (See Note 2).

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

        Recognition of Premium Income and Benefits and Expenses - Life insurance premiums are recognized as earned. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Benefits and expenses on policies with life contingencies are associated with premium income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. The average crediting rate on annuity products was approximately 6.6%, 6.8%, and 7.2% in 1997, 1996, and 1995.

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

        The Company will implement Statement of Financial  Accounting  Standards
        (SFAS) No. 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" in 1998 as it relates to repurchase agreements and securities lending arrangements. Management estimates the effect of the change will not have a material affect on the Company's financial statements.


        Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk. Such hedging activity consists of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts and equity swaps. The differential paid or received under the terms of these contracts are recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.

        Interest rate swap agreements are used to convert the interest rate on certain fixed maturities from a floating rate to a fixed rate. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amount. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential. The differential represents the difference between current interest rates and an agreed-upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Equity swap transactions generally involve the exchange of variable market performance of a basket of securities for a fixed interest rate.

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

2.      RELATED-PARTY TRANSACTIONS

        On June 30, 1997 the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded, at estimated fair value, the following at June 30, 1997 as a result of this transaction:

         Assets                                         Liabilities and Stockholder's
                                                        Equity
         --------                                       -------------------------------

         Cash                          $     160,000    Policy reserves                $     155,798
         Bonds                                17,975    Due to parent corporation              9,373
         Other                                    60    Deferred income taxes                  2,719
                                                         Undistributed earnings on
                                                         participating business (855)
                                                         Stockholder's equity                  11,000
                                                          -----------                        ----------
                                       $     178,035                                   $     178,035
                                           ===========                                     ==========


        On  October  31,  1996  the  Company  recaptured  certain  pieces  of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded, at estimated fair value, the following at October 31, 1996 as a result of this transaction:

         Assets                                         Liabilities and Stockholder's
                                                        Equity
         ---------                                      -------------------------------

         Cash                         $     162,000     Policy reserves               $     164,839
         Mortgages                           19,753     Due to parent corporation             9,180
         Other                                  118     Deferred income taxes                 1,283
                                                        Undistributed earnings on
                                                        participating business (431)
                                                        Stockholder's equity                  7,000
                                          ============                                    ===========
                                      $     181,871                                   $     181,871
                                          ============                                    ===========

        Effective January 1, 1997 all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. All related employee benefit plan assets and liabilities were also transferred to the Company (see Note 9). The transfer did not have a material effect on the Company's operating expenses as the costs associated with the employees and the benefit plans were charged previously to the Company under administrative service agreements between the Company and the Parent Corporation.

        Prior to January 1997, the Parent Corporation administered, distributed, and underwrote business for the Company and administered the Company's investment portfolio under various administrative agreements. As of January 1, 1997, the Company performs these services for the U.S. operations of the Parent Corporation. The following represents allocations between the two companies for services provided pursuant to these service agreements:

                                                                    Years Ended December 31,
                                                            -----------------------------------------
                                                               1997           1996           1995
                                                            -----------    -----------    -----------

          Investment management revenue (expense)        $        801   $    (14,800)  $    (15,182)

          Administrative and underwriting revenue               6,292       (304,599)      (301,529)
          (payments)

        At December 31, 1997 and 1996, due to Parent Corporation includes $8,957 and $31,639 due on demand and $117,699 and $119,792 of notes payable which bear interest and mature at various dates through December 31, 2005. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The due on demand to the Parent Corporation bears interest at the public bond rate (7.1% and 7.0% at December 31, 1997 and 1996, respectively) while the remainder bear interest at various rates ranging from 6.6% to 9.5%.

3.      REINSURANCE

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1997 and 1996, the reinsurance receivable had a carrying value of $84,364 and $196,958, respectively.

        Total reinsurance premiums assumed from the Parent Corporation were $1,712, $1,693, and $1,606 in 1997, 1996, and 1995, respectively.

        The  Company   considers   all  accident  and  health   policies  to  be
        short-duration contracts. The following schedule details life insurance in force and life and accident/health premiums:

                                                                Assumed
                                                  Ceded       Primarily                   Percentage
                                                Primarily       From                      of Amount
                                                   to
                                   Gross       the Parent       Other          Net        Assumed to
                                   Amount      Corporation    Companies       Amount         Net
                                -------------  ------------  ------------  -------------  -----------

        December 31, 1997:
           Life insurance in
           force:
             Individual       $  24,598,679  $   4,040,398 $  3,667,235  $  24,225,516         15.1%
             Group               51,179,343                   2,031,477     53,210,820          3.8%
                                -------------  ------------  ------------  -------------
                 Total        $  75,778,022  $   4,040,398 $  5,698,712  $  77,436,336
                                =============  ============  ============  =============

           Premiums:
             Life insurance   $     361,093  $    (127,291)$     19,923  $     508,307          3.9%
             Accident/health        628,398         32,645       59,795        655,548          9.1%
                                -------------  ------------  ------------  -------------
               Total          $     989,491  $     (94,646)$     79,718  $   1,163,855
                                =============  ============  ============  =============

        December 31, 1996:
           Life insurance in
           force:
             Individual       $  23,409,823  $   5,246,079 $  3,482,118  $  21,645,862         16.1%
             Group               47,682,237                   1,817,511     49,499,748          3.7%
                                -------------  ------------  ------------  -------------
                 Total        $  71,092,060  $   5,246,079 $  5,299,629  $  71,145,610
                                =============  ============  ============  =============

           Premiums:
             Life insurance   $     334,127  $    (111,743)$     19,633  $     465,503          4.2%
             Accident/health        592,577          7,493       56,780        641,864          8.8%
                                -------------  ------------  ------------  -------------
               Total          $     926,704  $    (104,250)$     76,413  $   1,107,367
                                =============  ============  ============  =============

        December 31, 1995:
           Life insurance in
           force:
             Individual       $  22,388,520  $   7,200,882 $  3,476,784  $  18,664,422         18.6%
             Group               48,415,592                   1,954,313     50,369,905          3.9%
                                =============  ============  ============  =============
                 Total        $  70,804,112  $   7,200,882 $  5,431,097  $  69,034,327
                                =============  ============  ============  =============

           Premiums:
             Life insurance   $     339,342  $      51,688 $     21,028  $     308,682          6.8%
             Accident/health        623,626          9,192       64,495        678,929          9.5%
                                -------------  ------------  ------------  -------------
               Total          $     962,968  $      60,880 $     85,523  $     987,611
                                =============  ============  ============  =============



4.      NET INVESTMENT INCOME

         Net investment income is summarized as follows:

                                                               Years Ended December 31,
                                                    ------------------------------------------------
                                                         1997             1996            1995
                                                    ---------------  ---------------  --------------
           Investment income:
             Fixed maturities and short-term
               investments                        $      633,975   $      601,913   $      591,561
             Mortgage loans on real estate               118,274          140,823          171,008
             Real estate                                  20,990            5,292            3,936
             Policy loans                                194,826          175,746          163,547
             Other                                        22,119            3,321
                                                    ---------------  ---------------  --------------

                                                         990,184          927,095          930,052

           Investment expenses, including
             interest on amounts charged
             by the Parent Corporation
             of $9,758, $11,282, and $10,778              92,612           90,453           95,006
                                                    ---------------  ---------------  --------------

           Net investment income                  $      897,572   $      836,642   $      835,046
                                                    ===============  ===============  ==============

5.      NET REALIZED GAINS (LOSSES) ON INVESTMENTS

         Net realized gains (losses) on investments are as follows:

                                                               Years Ended December 31,
                                                   -------------------------------------------------
                                                        1997             1996             1995
                                                   ---------------  ---------------  ---------------
           Realized gains (losses):
             Fixed Maturities                    $        15,966  $       (11,624) $        28,166
             Mortgage loans on real estate                 1,081            1,143            1,309
             Real estate                                     363                               (10)
             Provisions                                   (7,610)         (10,597)         (22,000)
                                                   ---------------  ---------------  ---------------

           Net realized gains (losses) on        $         9,800  $       (21,078) $         7,465
         investments
                                                   ===============  ===============  ===============


6.      SUMMARY OF INVESTMENTS

         Fixed maturities owned at December 31, 1997 are summarized as follows:


                                                        Gross       Gross     Estimated
                                           Amortized   Unrealized Unrealized     Fair       Carrying
                                             Cost       Gains      Losses       Value        Value
                                           ----------  ---------  ----------  -----------  -----------

         Held-to-Maturity:
            U.S.  Treasury Securities
         and obligations of U.S.          $           $    1,186 $      25   $   27,044   $   25,883
         Government                          25,883
            Agencies - Other:
          Collateralized mortgage                           174
         obligations                          5,006                              5,180        5,006
          Public utilities                               11,214         3
                                            245,394                            256,605      245,394
          Corporate bonds                  1,668,710     57,036     3,069      1,722,677
                                                                                           1,668,710
          Foreign governments                               659
                                             10,268                             10,927       10,268
          State and municipalities                        1,588
                                            127,455                            129,043      127,455
                                                       ---------  ----------  -----------
                                           ----------                                      -----------

                                         $ 2,082,716 $   71,857 $   3,097   $  2,151,476 $
                                                                                           2,082,716
                                           ==========  =========  ==========  ===========  ===========


         Available-for-Sale:
            U.S.  Treasury Securities
         and
            obligations of U.S.
         Government
            Agencies
             Collateralized mortgage
               obligations               $           $   17,339 $     310   $            $
                                            652,975                            670,004       670,004
              Direct mortgage
         pass-through
               certificates                               7,911     2,668
                                            917,216                            922,459       922,459
              Other                                       1,794       244
                                            297,337                            298,887       298,887
         Collateralized mortgage
            obligations                                  19,494     1,453
                                            682,158                            700,199       700,199
         Public utilities                                 8,716     1,320
                                            549,435                            556,831       556,831
         Corporate bonds                   3,265,039    107,740     4,350
                                                                              3,368,429    3,368,429
         Foreign governments                              4,115        60
                                            131,586                            135,641       135,641
         State and municipalities                           503
                                             45,676                             46,179        46,179
                                                                                           -----------
                                           ----------  ---------  ----------  -----------

                                         $ 6,541,422 $  167,612 $  10,405   $            $
                                                                              6,698,629    6,698,629
                                           ==========  =========  ==========  ===========  ===========

6.      SUMMARY OF INVESTMENTS [Continued]

         Fixed maturities owned at December 31, 1996 are summarized as follows:

                                                         Gross       Gross     Estimated
                                           Amortized   Unrealized  Unrealized    Fair      Carrying
                                             Cost        Gains      Losses       Value      Value
                                           ----------  ----------  ----------  ---------- -----------

           Held-to-Maturity:
            U.S.  Treasury Securities
         and
             obligations of U.S.         $           $      630  $       106 $           $
         Government                          10,935                              11,459     10,935
              Agencies - Other:
            Public utilities                             12,755          320
                                            284,954                             297,389    284,954
            Corporate bonds                1,634,745     41,195        7,360   1,668,580
                                                                                          1,634,745
            Foreign governments                             556            3
                                             12,577                              13,130     12,577
            State and municipalities                      1,051           15
                                             49,470                              50,506     49,470
                                                       ----------  ----------  ----------
                                           ----------                                     -----------

                                         $ 1,992,681 $   56,187  $     7,804 $ 2,041,064 $
                                                                                          1,992,681
                                           ==========  ==========  ==========  ========== ===========

           Available-for-Sale:
            U.S.  Treasury Securities
         and
            obligations of U.S.
         Government
            Agencies:
             Collateralized mortgage
              obligations                $           $    8,058  $     3,700 $           $
                                            658,612                             662,970    662,970
             Direct mortgage
         pass-through
               certificates                               5,093       10,908
                                            844,291                             838,476    838,476
             Other                                          596        2,686
                                            359,220                             357,130    357,130
           Collateralized mortgage
              obligations                                13,619        3,553
                                            614,773                             624,839    624,839
           Public utilities                               6,523        5,375
                                            628,382                             629,530    629,530
           Corporate bonds                 2,907,875     56,551        5,250   2,959,176
                                                                                          2,959,176
           Foreign governments                            1,762        5,673
                                            110,013                             106,102    106,102
           State and municipalities                          21          119
                                             28,353                              28,255     28,255
                                                                                          -----------
                                           ----------  ----------  ----------  ----------

                                         $ 6,151,519 $   92,223  $    37,264 $ 6,206,478 $
                                                                                          6,206,478
                                           ==========  ==========  ==========  ========== ===========

        The collateralized mortgage obligations consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities is adjusted by such prepayments.

        In November 1995, the Financial Accounting Standards Board issued a special report entitled "A Guide to Implementation of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on Accounting for Certain Investments in Debt and Equity Securities". In accordance with the adoption of this guidance, the Company reassessed the classification of its investment portfolio in December 1995 and reclassed securities totalling $2,119,814 from held-to-maturity to available-for-sale. In connection with this reclassification, an unrealized gain, net of related adjustments, of $23,449 was recognized in stockholder's equity at the date of transfer.

        See Note 8 for additional information on policies regarding estimated fair value of fixed maturities.

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Held-to-Maturity          Available-for-Sale
                                             -------------------------  -------------------------
                                              Amortized    Estimated     Amortized    Estimated
                                                Cost       Fair Value      Cost       Fair Value
                                             ------------  -----------  ------------  -----------
        Due in one year or less            $   286,088   $   290,164  $   447,703   $   462,719
        Due after one year through five        787,376       809,237    1,182,390     1,209,692
        years
        Due after five years through ten       718,818       751,753      842,019       865,153
        years
        Due after ten years                    129,957       137,190      447,642       466,949
        Mortgage-backed securities               5,006         5,180    2,252,349     2,292,662
        Asset-backed securities                155,471       157,952    1,369,319     1,401,454
                                             ------------  -----------
                                                           ===========  ============  ===========
                                           $ 2,082,716   $ 2,151,476  $ 6,541,422   $ 6,698,629
                                             ============  ===========  ============  ===========

        Proceeds from sales of securities available-for-sale were $3,174,246, $3,569,608, and $4,211,649 during 1997, 1996, and 1995, respectively.
        The realized gains on such sales totaled $20,543, $24,919, and $39,755 for 1997, 1996, and 1995, respectively. The realized losses totaled $10,643, $40,748, and $15,516 for 1997, 1996, and 1995, respectively.
        During 1997, 1996, and 1995 held-to-maturity securities with an amortized cost of $0, $0, and $18,087 were sold due to credit deterioration with insignificant realized gains and losses.

        At December 31, 1997 and 1996, pursuant to fully collateralized securities lending arrangements, the Company had loaned $162,817 and $230,419 of fixed maturities, respectively.

        The Company engages in hedging activities to manage interest rate and exchange risk. The following table summarizes the 1997 financial hedge instruments:

                                              Notional          Strike/Swap
        December 31, 1997                      Amount              Rate                Maturity
        ---------------------------------  --------------- ----------------------  -----------------

        Interest Rate Floor              $ 100,000             4.5% (LIBOR)              1999
        Interest Rate Caps                 565,000         6.75% to 11.82%(CMT)      1999 to 2002
        Interest Rate Swaps                212,139            6.20% to 9.35%       01/98 to 02/2003
        Foreign Currency
           Exchange Contracts              57,168                   N/A            09/98 to 07/2006
        Equity Swap                        100,000                 5.64%                12/98


The following table summarizes the 1996 financial hedge instruments:

                                              Notional          Strike/Swap
        December 31, 1996                      Amount              Rate               Maturity
        ---------------------------------  --------------- ----------------------  ---------------

        Interest Rate Floor              $ 100,000             4.5% [LIBOR]             1999
        Interest Rate Caps                 260,000         11.0% to 11.82%[CMT]     2000 to 2001
        Interest Rate Swaps                187,847            6.20% to 9.35%       01/98 to 02/2003
        Foreign Currency
          Exchange Contracts               61,012                   N/A            09/98 to 03/2003

        LIBOR  - London Interbank Offered Rate
        CMT    - Constant Maturity Treasury Rate

        The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 1997 approximately 32% and 10% of the Company's mortgage loans were collateralized by real estate located in California and Michigan, respectively.

        The following represents impairments and other information with respect to impaired loans:

                                                                             1997         1996
                                                                          -----------  -----------

           Loans with related allowance for credit losses of $2,493 and  $   13,193  $    16,443
         $2,793
           Loans with no related allowance for credit losses                 20,013       31,709
           Average balance of impaired loans during the year                 37,890       39,064
           Interest income recognized [while impaired]                        2,428          923
           Interest income received and recorded [while impaired] using
         the                                                                  2,484        1,130
           cash basis method of recognition

        As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time alter the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms that are not impaired, aggregated $64,406, and $68,254 at December 31, 1997, and 1996, respectively.

        The following table presents changes in the allowance for credit losses:

                                                   1997             1996               1995
                                              ---------------- ----------------   ----------------
         Balance, beginning of year         $      65,242           63,994     $       57,987               $
         Provision for loan losses                  4,521            4,470             15,877
         Chargeoffs                                (2,521)          (3,468)           (10,480)
         Recoveries                                                    246                610
                                              ================ ================   ================
         Balance, end of year               $      67,242           65,242     $       63,994               $
                                              ================ ================   ================

7.      COMMERCIAL PAPER

        The Company has a commercial paper program which is partially supported by a $50,000 standby letter-of-credit. At December 31, 1997, commercial paper outstanding has maturities ranging from 41 to 99 days and interest rates ranging from 5.6% to 5.8%. At December 31, 1996, maturities ranged from 49 to 123 days and interest rates ranged from 5.4% to 5.6%.

8.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table provides estimated fair value for all assets and liabilities and hedge contracts considered to be financial instruments:

                                  December 31,
                                        -------------------------------------------------------
                                                  1997                         1996
                                       ----------------------------  --------------------------
                                                                                   Estimated
                                        Carrying       Estimated      Carrying        Fair
                                         Amount       Fair Value       Amount        Value
                                       ------------  --------------  -----------  -------------
        ASSETS:
          Fixed maturities and
        short-
            term investments         $ 9,180,476    $  9,249,235   $ 8,618,167   $  8,666,550
          Mortgage loans on
            real estate                1,235,594       1,261,949     1,487,575      1,506,162
          Policy loans                 2,657,116       2,657,116     2,523,477      2,523,477
          Common stock                    39,021          39,021        19,715         19,715

        LIABILITIES:
          Annuity contract reserves
            without life               5,346,516       5,373,818     5,766,533      5,808,095
                contingencies
          Policyholders' funds           165,106         165,106       153,867        153,867
          Due to Parent Corporation      126,656         124,776       151,431        154,479
          Repurchase agreements          325,538         325,538       286,736        286,736
          Commercial paper                54,058          54,058        84,682         84,682

         HEDGE CONTRACTS:
          Interest rate floor                 25             25             62           124
          Interest rate cap                  130            130            173           173
          Interest rate swaps              4,265          4,265          4,746         4,746
          Foreign currency
            exchange contracts             3,381          3,381         (8,954)       (8,954)
          Equity swaps                       856            856

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

        The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net gain position for interest rates swaps are $0 and $160 of unrealized losses in 1997 and 1996, respectively. Included in the net loss position for foreign currency exchange contracts are $0 and $8,954 of loss exposures in 1997 and 1996, respectively.

9.      EMPLOYEE BENEFIT PLANS

          Effective January 1, 1997, all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. See Note 2 for further discussion.

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

         Prepaid pension cost     $      19,091       Undistributed earnings   $       3,608
                                                      on
                                                          participating
                                                      business
                                                      Stockholder's equity            15,483
                                     ===============                              ==============
                                  $      19,091                                $      19,091
                                     ===============                              ==============



The Company adopted Statement of Financial Accounting Standards (SFAS) No. 87, "Employers Accounting for Pensions" effective January 1, 1997, immediately following the transfer. The following table sets forth the pension plan's funded status and amounts at December 31, 1997, in accordance with SFAS No. 87:

         Actuarial present value of accumulated benefit obligation,
                 including vested benefits of $88,235                          $     91,387

         Actuarial present value of projected benefit obligation
                 for service rendered to date                                       112,331
         Plan assets at fair value                                                  162,422
                                                                                 --------------
         Plan assets in excess of projected benefit obligation                       50,091
         Unrecognized net (gain) loss from past experience
                 different from that assumed                                         (8,595)
         Unrecognized net obligation being recognized over 15 years                 (21,198)
                                                                                 --------------

         Prepaid pension cost included in other assets                         $     20,298
                                                                                 ==============

        The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.5%, respectively.

        Components of net pension cost for the year ended December 31, 1997 were as follows:

          Service cost - benefits earned during the period                      $           5,491
          Interest accrued on projected benefit obligation                                  7,103
          Return on plan assets                                                           (28,072)
          Net amortization and deferral                                                    14,271
                                                                                   ---------------

          Net pension benefit                                                   $          (1,207)
                                                                                   ===============

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

        Effective January 1, 1997, on the date of transfer, the Company has adopted SFAS No. 106, "Post-retirement Benefits Other Than Pensions." The Company has elected to delay recognition of the unfunded accumulated post-retirement benefit obligation and has set up a transition obligation to be amortized over 20 years.

The following table sets forth the medical plan status of December 31, 1997:

          Accumulated post-retirement benefit obligation:
             Retirees                                                           $         4,985
             Fully eligible active plan participants                                      2,438
             Other active plan participants                                              12,031
                                                                                   ---------------
                                                                                         19,454
          Unrecognized net gain (loss) from past experience different from               (1,500)
          that assumed
          Unrecognized net transition obligation at December 31, 1997,
             being recognized over 20 years                                             (15,352)
                                                                                   ---------------

          Accrued post-retirement benefit obligation included in other          $         2,602
          liabilities
                                                                                   ===============

        For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by $3,847.

        The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.0%.

        Components of net other post-retirement benefit cost for the year ended December 31, 1997 were as follows:

          Service cost - benefits earned during the year                        $       1,158
          Interest accrued on benefits obligation                                       1,191
          Net amortization and deferral                                                   808
                                                                                   ---------------

          Net other post-retirement benefit cost                                $       3,157
                                                                                   ===============

        The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of compensation. The Company matches 50% of the first 5% of participant contributions. Company contributions for the year ended December 31, 1997 totalled $3,475.

10.     FEDERAL INCOME TAXES

        The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                         1997         1996         1995
                                                        --------     --------     --------
         Federal tax rate                                   35.0 %       35.0 %       35.0 %
         Change in tax rate resulting from:
            Settlement of prior years tax                   (6.5)        (4.7)
            Provision for contingencies                      8.4
            Change in valuation allowance                                 0.8         (7.8)
            Investment income not subject to                (0.3)        (1.0)        (0.5)
            federal tax
            State and environmental taxes                    0.6          0.7          0.7
            Other, net                                       0.9         (1.4)         0.3
                                                        ========     ========     ========
         Total                                              38.1 %       29.4 %       27.7 %
                                                        ========     ========     ========

Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                   1997                        1996
                                         --------------------------  --------------------------
                                          Deferred    Deferred Tax    Deferred    Deferred Tax
                                         Tax Asset     Liability     Tax Asset     Liability
                                         -----------  -------------  -----------  -------------
        Policyholder reserves          $  163,975    $              $  151,239   $
        Deferred policy acquisition                       47,463                      57,031
           costs
        Deferred acquisition cost
           proxy tax                       79,954                       70,413
        Investment assets                   2,226                       35,658
        Net operating loss                  9,427                       12,295
           carryforwards
        Other                                             10,729         5,366
                                         -----------   ------------   ----------   ------------
             Subtotal                     255,582         58,192       274,971        57,031
        Valuation allowance                (3,570)                      (3,536)
                                         ===========   ============   ==========   ============
             Total Deferred Taxes      $  252,012    $    58,192    $  271,435   $    57,031
                                         ===========   ============   ==========   ============

        Amounts related to investment assets above include $30,085 and $8,530 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 1997 and 1996, respectively.

        The Company files a separate tax return and, therefore, losses incurred by subsidiaries cannot be offset against operating income of the Company. At December 31, 1997, the Company's subsidiaries have approximately $26,934 of net operating loss carryforwards, expiring through the year 2011. The tax benefit of subsidiaries' net operating loss carryforwards, net of a valuation allowance of $3,570 and $3,536 are included in the deferred tax assets at December 31, 1997 and 1996, respectively.

        The Company's valuation allowance was increased/(decreased) in 1997, 1996, and 1995 by $34, $1,463, and $(13,145), respectively, as a result of the re-evaluation by management of future estimated taxable income in the subsidiaries.

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

        Pursuant to a December 31, 1993 agreement between the Company and its Parent whereby the Company assumed responsibility for the Parent Corporation's income tax liability for fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. The Company's 1997 and 1996 results of operations include a release of $47,750 and $25,600 from the provision, to reflect the resolution of certain tax issues related to 1990 - 1991 and 1988 - 1989 audit years, respectively, with the Internal Revenue Service (IRS). In addition, in 1997 the tax provision was increased for contingent items related to open tax years. The IRS is currently auditing tax years 1992 and 1993. In the opinion of Company management, the amounts paid or accrued are adequate; however, it is possible that the Company's accrued amounts may change as a result of the completion of the IRS audits.

11.     STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

        All of the Company's outstanding series of preferred stock are owned by the Parent Corporation. The dividend rate on the Series A Stated Rate Auction Preferred Stock (STRAPS) is 7.3% through December 30, 2002. The Series A STRAPS are redeemable at the option of the Company on or after December 29, 2002 at a price of $100,000 per share, plus accumulated and unpaid dividends.

        Through December 30, 1997, the Series B STRAPS had a dividend rate of 5.8%. Thereafter, short-term dividend periods of approximately 49 days will be in effect. The dividend rate for each short-term dividend period will be determined in accordance with a formula set out in the share conditions. The Series B STRAPS are redeemable at the option of the Company at the end of any short-term dividend period, at a price of $100,000 per share, plus accumulated and unpaid dividends.

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

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                                   1997            1996             1995
                                               --------------  --------------  ---------------
                                                (Unaudited)

        Net Income                           $   181,312     $   180,634     $   114,931
        Capital and Surplus                      759,429         713,324         653,479

        The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado is subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 1997 were $759,429 and $180,834 (unaudited), respectively. The Company should be able to pay up to $180,834 (unaudited) of dividends in 1998.

        Dividends of $8,854, $8,587, and $9,217, were paid on preferred stock in 1997, 1996, and 1995, respectively. In addition, dividends of $62,540, $48,083, and $39,763, were paid on common stock in 1997, 1996 and 1995,
        respectively.   Dividends  are  paid  as  determined  by  the  Board  of
        Directors.

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

Director                              Age        Served as            Principal Occupation(s) For
                                                Director From               Last Five Years

James Balog                            69           1993         Company Director
(1)(2)

James W. Burns, O.C.                   68           1991         Chairman of the Boards of Great-West
(1)(2)                                                           Lifeco, Great-West Life, London
                                                                 Insurance Group Inc. and London Life
                                                                 Insurance Company; Deputy Chairman,
                                                                 Power Corporation

Orest T. Dackow                        61           1991         President and Chief Executive
(1)(2)                                                           Officer, Great-West Lifeco

Andre Desmarais                        41           1997         President and Co-Chief Executive
(3)                                                              Officer, Power Corporation; Deputy
                                                                 Chairman, Power Financial

Paul Desmarais, Jr.                    43           1991         Chairman and Co-Chief Executive
(1)(2)                                                           Officer, Power Corporation;
                                                                 Chairman, Power Financial

Robert G. Graham                       66           1991         Company Director since January 1996;
(1)(2)                                                           previously Chairman and Chief
                                                                 Executive Officer, Inter-City Products Corporation
                                                                 (a company engaged in the manufacture and distribution of
                                                                 air conditioning,  heating   and related products)

Robert Gratton                         54           1991         Chairman of the Board of the
(1)(2)                                                           Company; President and Chief
                                                                 Executive Officer, Power Financial

N. Berne Hart                          68           1991         Company Director
(1)(2)(3)

Kevin P. Kavanagh                      65           1986         Company Director
(1)(3)

William Mackness                       59           1991         Company Director since July 1995;
(1)(2)                                                           previously Dean, Faculty of
                                                                 Management, University of Manitoba

William T. McCallum                    55           1990         President and Chief Executive
(1)(2)                                                           Officer of the Company; President
                                                                 and Chief Executive Officer, United
                                                                 States Operations, Great-West Life

Jerry E.A. Nickerson                   61           1994         Chairman of the Board, H.B.
(3)                                                              Nickerson & Sons Limited (a
                                                                 management and holding company)

The Honourable                         60           1991         Vice-Chairman, Power Corporation;
P. Michael Pitfield, P.C., Q.C.                                  Member of the Senate of Canada
(1)(2)

Michel Plessis-Belair, F.C.A.          55           1991         Vice-Chairman and Chief Financial
(1)(2)(3)                                                        Officer, Power Corporation;
                                                                 Executive Vice-President and Chief
                                                                 Financial Officer, Power Financial

Brian E. Walsh                         44           1995         Co-Founder and Managing Partner,
(1)(2)                                                           Veritas Capital Management, LLC
                                                                 since September  1997   (a  merchant  banking
                                                                 company); previously Partner, Trinity    L.P.
                                                                 from    January  1996  (an investment  company);
                                                                 previously Managing  Director  and Co-Head, Global
                                                                 Investment  Bank,   Bankers Trust   Company (an
                                                                 investment/commercial bank)

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

J. Balog       .......Elan plc
 ........       .......Euclid Mutual Funds
 ........       .......Transatlantic Holdings
 ........       .......Zweig Series Trust

A. Desmarais   The Seagram Company Limited

P. Desmarais, Jr......Petrofina S.A.

J.E.A. Nickerson......Bank of Montreal

B.......IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer               Age       Served as Executive         Principal Occupation(s) For
                                              Officer From                  Last Five Years

William T. McCallum              55               1984           President and Chief Executive
President and Chief                                              Officer of the Company; President
Executive Officer                                                and Chief Executive Officer, United
                                                                 States Operations, Great-West Life

Dennis Low                       54               1988           Executive Vice President, Financial
Executive Vice President,                                        Services of the Company and
Financial Services                                               Great-West Life

Alan D. MacLennan                54               1992           Executive Vice President, Employee
Executive Vice President,                                        Benefits of the Company and
Employee Benefits                                                Great-West Life

James D. Motz                    48               1992           Executive Vice President, Employee
Executive Vice President,                                        Benefits of the Company and
Employee Benefits                                                Great-West Life

Douglas L. Wooden                41               1991           Executive Vice President, Financial
Executive Vice President,                                        Services of the Company and
Financial Services                                               Great-West Life

John A. Brown                    50               1992           Senior Vice President, Sales,
Senior Vice President,                                           Financial Services of the Company
Sales, Financial Services                                        and Great-West Life

Donna A. Goldin                  50               1996           Executive Vice President and Chief
Executive Vice President                                         Operating Officer, One Corporation
and Chief Operating                                              since June 1996; previously
Officer,                                                         Executive Vice President and Chief
One Corporation                                                  Operating Officer, Harris Methodist
                                                                 Health Plan since March 1995 (a
                                                                 health maintenance organization);
                                                                 previously Executive Vice President
                                                                 and Chief Operating Officer, Private
                                                                 Healthcare Systems, Inc. (a managed
                                                                 care company)

Mitchell T.G. Graye              42               1997           Senior Vice President, Chief
Senior Vice President,                                           Financial Officer of the Company;
Chief Financial Officer                                          Senior Vice President, Chief
                                                                 Financial Officer, United States,
                                                                 Great-West Life

John T. Hughes                   61               1989           Senior Vice President, Chief
Senior Vice President,                                           Investment Officer of the Company;
Chief Investment Officer                                         Senior Vice President, Chief
                                                                 Investment Officer, United States,
                                                                 Great-West Life

D. Craig Lennox                  50               1984           Senior Vice President, General
Senior Vice President,                                           Counsel and Secretary of the
General Counsel and                                              Company; Senior Vice President and
Secretary                                                        Chief U.S. Legal Officer,
                                                                 Great-West Life

Steve H. Miller                  45               1997           Senior Vice President, Employee
Senior Vice President,                                           Benefits Sales of the Company and
Employee Benefits Sales                                          Great-West Life


Charles P. Nelson                37               1998           Senior Vice President,
Senior Vice President,                                           Public Non-Profit Markets of the
Public Non-Profit Markets                                        Company and Great-West Life




Martin Rosenbaum                 45               1997           Senior Vice President, Employee
Senior Vice President,                                           Benefits Operations of the Company
Employee Benefits                                                and Great-West Life
Operations

Robert K. Shaw                   42               1998           Senior Vice President, Individual
Senior Vice President,                                           Markets of the Company and
Individual Markets                                               Great-West Life


Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

ITEM 11.   EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

The following table sets out all compensation paid to the individuals who were, at December 31, 1997, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for services rendered to the Company and its subsidiaries, and Great-West Life, in all capacities for fiscal years ended 1995, 1996 and 1997, respectively.

                                  SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- =========================
                                         Annual compensation           Long-term compensation
                                                                       awards
---------------------------------------------------------------------- =========================
------------------------- ------------- ------------- ---------------- =========================

Name and                      Year         Salary          Bonus             Options (1)
principal position                          ($)             ($)                  (#)
------------------------- ------------- ------------- ---------------- =========================
------------------------- ------------- ------------- ---------------- =========================
W.T. McCallum,                1997        608,708         406,250            300,000 (3)
President and                 1996        561,818         370,500            300,000 (2)
Chief Executive Officer       1995        523,958         351,000                 -
                                                          225,000(4)
------------------------- ------------- ------------- ---------------- =========================
------------------------- ------------- ------------- ---------------- =========================
J.T. Hughes,                  1997        324,000         162,000                 -
Senior Vice President,        1996        312,000         136,968             80,000 (2)
Chief Investment Officer      1995        301,000         150,500                 -
------------------------- ------------- ------------- ---------------- =========================
------------------------- ------------- ------------- ---------------- =========================
D. Low, Executive Vice        1997        340,000         132,000             50,000 (3)
President, Financial          1996        325,000         146,250            150,000 (2)
Services                      1995        305,000         150,500                 -
------------------------- ------------- ------------- ---------------- =========================
------------------------- ------------- ------------- ---------------- =========================
A.D. MacLennan,               1997        340,000         132,000             50,000 (3)
Executive Vice                1996        325,000         115,000            150,000 (2)
President, Employee           1995        312,000         125,000                 -
Benefits
------------------------- ------------- ------------- ---------------- =========================
------------------------- ------------- ------------- ---------------- =========================
D.L. Wooden                   1997        300,000         150,000            150,000 (3)
Executive Vice                1996        287,000         143,500            100,000 (2)
President, Financial          1995        275,500         137,500                 -
Services
------------------------- ------------- ------------- ---------------- =========================

(1) The options set out are options for common shares of Great-West Lifeco which are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan ("Lifeco Options").

(2) These Lifeco Options become exercisable 20% per year commencing on the first anniversary of the grant and expire ten years after the date of the grant.

(3) All or portions of these Lifeco Options become exercisable if certain financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007.

(4) A special one-time bonus payment with respect to long-term performance.

B.      OPTIONS

The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.43.

                              OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------ ==========================
                                                                         Potential realizable
                                                                         value at assumed annual
                           Individual grants                             rates of stock price
                                                                         appreciation for option
                                                                         term
------------------------------------------------------------------------ ==========================

                              Percent of
                                 total
                 Options        options     Exercise
     Name         granted     granted to    or base     Expiration date      5%           10%
                    (#)      employees in     price                          ($)          ($)
                              fiscal year   ($/share)
---------------- ----------- -------------- ----------- ---------------- ------------ =============
---------------- ----------- -------------- ----------- ---------------- ------------ =============
W.T. McCallum     300,000        19.43        22.70      June 26, 2007    4,282,772    10,853,386
---------------- ----------- -------------- ----------- ---------------- ------------ =============
---------------- ----------- -------------- ----------- ---------------- ------------ =============
J.T. Hughes          -             -            -              -              -            -
---------------- ----------- -------------- ----------- ---------------- ------------ =============
---------------- ----------- -------------- ----------- ---------------- ------------ =============
D. Low             50,000        3.24         22.70      June 26, 2007     713,795     1,808,898
---------------- ----------- -------------- ----------- ---------------- ------------ =============
---------------- ----------- -------------- ----------- ---------------- ------------ =============
A.D. MacLennan     50,000        3.24         22.70      June 26, 2007     713,795     1,808,898
---------------- ----------- -------------- ----------- ---------------- ------------ =============
D.L. Wooden       150,000        9.72         22.70      June 26, 2007    2,141,386    5,426,693
---------------- ----------- -------------- ----------- ---------------- ------------ =============

Prior to April 24,1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial ("PFC Options") were granted. The following table describes all PFC Options exercised in 1997, and all unexercised PFC Options held as of December 31, 1997, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.43.


                              AGGREGATED PFC OPTION EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------- --------------------------- ============================
                                                  Unexercised options at       Value of unexercised
                                                     fiscal year-end          in-the-money options at
                                                           (#)                    fiscal year-end
                                                                                        ($)
----------------------------------------------- --------------------------- ============================
                      Shares
                     acquired        Value
Name               on exercise      realized           Exercisable                  Exercisable
                       (#)            ($)             Unexercisable                Unexercisable
================= --------------- ------------- ------------- ------------- -------------- =============
W.T. McCallum     12,000          240,445       40,000             -        1,201,486           -
                                                              -------------                =============
================= --------------- ------------- ------------- ------------- -------------- =============
J.T. Hughes             -              -        120,000            -        3,312,063           -
                                                              -------------                =============
================= --------------- ------------- ------------- ------------- -------------- =============
D. Low            74,600          1,123,970          -             -              -             -
                                                              -------------                =============
================= --------------- ------------- ------------- ------------- -------------- =============
A.D. MacLennan          -              -             -             -              -             -
                                                              -------------                =============
================= =============== ============= ============= ============= ============== =============
D.L. Wooden             -              -        88,000             -        2,449,038           -
================= =============== ============= ============= ============= ============== =============

Commencing April 24,1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 1997, and all unexercised Lifeco Options held as of December 31, 1997, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.43.

                            AGGREGATED LIFECO OPTION EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------- --------------------------- ============================
                                                  Unexercised options at       Value of unexercised
                                                     fiscal year-end          in-the-money options at
                                                           (#)                    fiscal year-end
                                                                                        ($)
----------------------------------------------- --------------------------- ============================
                      Shares
                     acquired        Value
Name               on exercise      realized           Exercisable                  Exercisable
                       (#)            ($)             Unexercisable                Unexercisable
================= --------------- ------------- ------------- ------------- -------------- =============
W.T. McCallum           -              -        60,000        540,000       903,941        4,881,489
                                                -------------                              =============
================= --------------- ------------- ------------- ------------- -------------- =============
J.T. Hughes             -              -        16,000        64,000        241,051        964,204
                                                -------------                              =============
================= --------------- ------------- ------------- ------------- -------------- =============
D. Low                  -              -        30,000        170,000       451,970        2,018,836
                                                -------------                              =============
================= --------------- ------------- ------------- ------------- -------------- =============
A.D. MacLennan          -              -        30,000        170,000       451,970        2,018,836
                                                -------------                              =============
================= =============== ============= ============= ============= ============== =============
D.L. Wooden             -              -        20,000        230,000       301,314        1,838,117
================= =============== ============= ============= ============= ============== =============




C.      PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive Officers by Great-West Life or the Company.

                                      PENSION PLAN TABLE
========================= =============================================================
                                                Years of service
                          =============================================================
Remuneration
($)
                            15               20          25             30           35
========================= =============================================================
400,000                    120,000        160,000      200,000      240,000        240,000
========================= =============================================================
500,000                    150,000        200,000      250,000      300,000      300,000
========================= =============================================================
600,000                    180,000        240,000      300,000      360,000       360,000
========================= =============================================================
700,000                    210,000        280,000      350,000      420,000       420,000
------------------------- =============================================================
800,000                    240,000        320,000        400,000      480,000     480,000
------------------------- =============================================================
------------------------- =============================================================
900,000                   270,000         360,000        450,000      540,000     540,000
------------------------- =============================================================
========================= =============================================================
1,000,000                 300,000         400,000        500,000      600,000     600,000
========================= =============================================================

The Named Executive Officers have the following years of service.

Name                  Years of Service

W.T. McCallum  31
J.T. Hughes           7
D. Low         32
A.D. MacLennan        31
D.L. Wooden           6

For W.T. McCallum, the benefits shown are payable commencing December 31, 2000, and remuneration is the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For J.T. Hughes, D. Low, A.D. MacLennan and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

1.      Great-West Life Directors

The following sets out remuneration paid by Great-West Life to its directors.

Great-West Life pays an annual fee of $15,000 to each director. Great-West Life pays an annual fee of $10,000 to the Chairman of each of the Audit Committee, the Conduct Review Committee and the Corporate Management Committee, $20,000 to the Chairman of each of the Canadian Investment and Credit Committee and the United States Investment and Credit Committee, $25,000 to the Chairman of each of the Canadian Executive Committee and the United States Executive Committee, and $25,000 to the Chairman of the Board. With the exception of the President and Chief Executive Officer of Great-West Lifeco, the President and Chief
Executive Officer of Great-West Life and the President and Chief Executive Officer of the Company, Great-West Life pays a meeting fee of $1,000 to each director for each meeting of the Board of Directors or a committee thereof attended. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

2.      Directors of the Company

The following sets out remuneration paid by the Company to its directors.

For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $15,000, and a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended. With the exception of the President and Chief Executive Officer of Great-West Lifeco and the President and Chief Executive Officer of the Company, for each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended which is not coincident with a Great-West Life meeting. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

E.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Executive compensation is determined by the Company's Board of Directors. W.T. McCallum, President and Chief Executive Officer of the Company, is a member of the Board of Directors. Mr. McCallum participated in executive compensation matters generally but was not present when his own compensation was discussed or determined.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 1, 1998, the following sets out the beneficial owners of more than 5% of the Company's voting securities:

(1) 100% of the Company's 7,032,000 outstanding common shares are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(2) 99.5% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(3)     81.2% of the  outstanding  common shares of  Great-West  Lifeco Inc. are
        controlled  by  Power  Financial   Corporation,   751  Victoria  Square,
        Montreal, Quebec, Canada H2Y 2J3.

(4) 67.7% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 1998, by (i) the directors of the Company; (ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.


------------------------ ------------------------------------------------------------------------
                                                         Company
                         ------------------------------------------------------------------------
                         ----------------- ---------------- ----------------- -------------------
                         The Great-West    Great-West       Power Financial   Power Corporation
                         Life Assurance    Lifeco Inc.      Corporation       of Canada
                         Company
                         (1)               (2)              (3)               (4)
                         ----------------- ---------------- ----------------- -------------------
Directors

-------------------------------------------------------------------------------------------------
------------------------ ----------------- ---------------- ----------------- -------------------
J. Balog                        -                 -                -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
J. W. Burns                     50             56,000            4,000             200,320
                                                                               101,750 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
O.T. Dackow                     16             35,881        10,000 options           -
                                           100,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
A. Desmarais                    50             20,000            10,800            170,800
                                                                               306,750 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
P. Desmarais, Jr.               50             30,000              -           306,750 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
R.G. Graham                     -                 -                -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
R. Gratton                      -              165,000          155,000             2,500
                                                               2,160,000       150,000 options
                                     options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
N.B. Hart                       -                 -                -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
K. P. Kavanagh                  -              27,584              -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
W. Mackness                     -                 -                -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
W.T. McCallum                   17             35,133            52,000               -
                                           60,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
J.E.A. Nickerson                -                 -                -                  -
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
P.M. Pitfield                   -              45,000            35,000             50,000
                                                                               121,750 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
M. Plessis-Belair               -              10,000            1,000              7,900
                                                                                21,750 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
B.E. Walsh                      -                 -                -                3,700
------------------------ ----------------- ---------------- ----------------- -------------------
-------------------------------------------------------------------------------------------------

Named Executive Officers

-------------------------------------------------------------------------------------------------
------------------------ ----------------- ---------------- ----------------- -------------------
W.T. McCallum                   17             35,133            52,000               -
                                           60,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
J.T. Hughes                     -               4,788       120,000 options           -
                                           16,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
D. Low                          -               8,266            64,600               -
                                           30,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
A.D. MacLennan                  -               9,502              -                  -
                                           30,000 options
------------------------ ----------------- ---------------- ----------------- -------------------
------------------------ ----------------- ---------------- ----------------- -------------------
D.L. Wooden                     -          20,000 options    88,000 options           -
------------------------ ----------------- ---------------- ----------------- -------------------
-------------------------------------------------------------------------------------------------

Directors and Executive
Officers as a Group

-------------------------------------------------------------------------------------------------
------------------------ ----------------- ---------------- ----------------- -------------------
                               183             470,520          322,400            435,220
                                           353,600 options     2,378,000      1,008,750 options
                                     options
------------------------ ----------------- ---------------- ----------------- -------------------

(1)     All holdings are common shares of The Great-West Life Assurance Company.
(2) All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.
(3) All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.
(4) All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.31% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.53% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.44% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:

                                                                                       Page
A.      INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report On Consolidated Financial Statements 32 for the Years Ended December 31, 1997, 1996, and 1995

        Consolidated Balance Sheets as of December 31, 1997 and 1996              33

        Consolidated Statements of Income for the Years Ended                     35
        December 31, 1997, 1996, and 1995

        Consolidated Statements of Stockholder's Equity for the Years Ended       36
        December 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows for the Years Ended         37
        December 31, 1997, 1996, and 1995

        Notes to Consolidated Financial Statements for the Years Ended            39
        December 31, 1997, 1996, and 1995

All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.      INDEX TO EXHIBITS

      Exhibit Number                      Title                                         Page

           3(i)             Articles of Redomestication of Great-West Life &
                            Annuity Insurance Company

                            Filed as Exhibit 3(i) to Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

          3(ii)             Bylaws of Great-West Life & Annuity Insurance                74
                            Company, as amended June 17, 1997

                            Material Contracts
           10.1             - Description of Executive Officer Annual                    84
                              Incentive Bonus Program
           10.2             - Great-West Lifeco Inc. Stock Option Plan                   86
           10.3             - Supplemental Executive Retirement Plan                     94
           10.4             - Executive Deferred Compensation Plan                      112
            21              Subsidiaries of Great-West Life & Annuity                   130
                            Insurance Company

            24              Directors' Powers of Attorney                               132

                            Directors' Powers of Attorney for Andre Desmarais and Robert G. Graham filed herewith. Remaining
                            Directors' Powers of Attorney filed as Exhibit 24 to
                            Registrant's  Form 10-K for the year ended  December
                            31, 1996 and incorporated herein by reference.

            27              Financial Data Schedule                                     135

C.      REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the fourth quarter of 1997.

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


Date:  March 27, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        March 27, 1998
William T. McCallum
President and Chief Executive Officer
and a Director

/s/   Mitchell T.G. Graye                                        March 27, 1998
Mitchell T.G. Graye
Senior Vice President, Chief Financial Officer

/s/   Glen R. Derback                                            March 27, 1998
Glen R. Derback
Vice President and Controller

Signature and Title                                              Date


/s/   James Balog *                                              March 27, 1998
James Balog, Director


/s/   James W. Burns *                                           March 27, 1998
--------------------
James W. Burns, Director


/s/   Orest T. Dackow *                                          March 27, 1998
---------------------
Orest T. Dackow, Director


/s/   Andre Desmarais*                                           March 27, 1998
Andre Desmarais, Director


/s/   Paul Desmarais, Jr. *                                      March 27, 1998
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert G. Graham *                                         March 27, 1998
------------------------
Robert G. Graham, Director


/s/   Robert Gratton *                                           March 27, 1998
Robert Gratton, Director


/s/   N. Berne Hart *                                            March 27, 1998
-------------------
N. Berne Hart, Director


/s/   Kevin P. Kavanagh *                                        March 27, 1998
-----------------------
Kevin P. Kavanagh, Director


/s/   William Mackness *                                         March 27, 1998
William Mackness, Director


/s/   Jerry E.A. Nickerson *                                     March 27, 1998
--------------------------
Jerry E.A. Nickerson, Director


Signature and Title                                              Date


/s/   P. Michael Pitfield *                                      March 27, 1998
-------------------------
P. Michael Pitfield, Director


/s/   Michel Plessis-Belair *                                    March 27, 1998
Michel Plessis-Belair, Director


/s/   Brian E. Walsh *                                           March 27, 1998
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    March 27, 1998
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to Powers of Attorney filed herewith.