Form 10-Q
period 1998-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-05-13
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 1998
         ==============================================================

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                to
             ========================== ===========================

Commission file number
          ============================================================

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
        =================================================================
             (Exact name of registrant as specified in its charter)

                  Colorado                                         84-0467907
====================================            ================================
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)

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

Yes         X      No
         =========         =========

As of March 31, 1998, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                                        Page
                                                                                     -----------
Part I        FINANCIAL INFORMATION

              Item 1   Financial Statements

                       Consolidated Statements of Income                                 3

                       Consolidated Balance Sheets                                       4

                       Consolidated Statements of Cash Flows                             6

                       Notes to Consolidated Financial Statements                        8

              Item 2   Management's Discussion and Analysis of Financial                 9
                       Condition and Results of Operations

Part II       OTHER INFORMATION

              Item 1   Legal Proceeding                                                  13

              Item 6   Exhibits and Reports on Form 8-K                                  13

              Signatures                                                                 14




PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1998            1997
                                                                  -------------   -------------
REVENUES:
  Premium and fee income                                        $     305,438   $     266,315
  Net investment income                                               223,534         214,767
  Net realized gains (losses) on investments                           13,973          (4,943)
                                                                  -------------   -------------

                                                                      542,945         476,139
                                                                  -------------   -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                      152,921         123,821
  Increase in reserves                                                 27,373          15,829
  Interest paid or credited to contractholders                        124,788         138,865
  Provision for policyholders' share of earnings
    on participating business                                           1,969             857
  Dividends to policyholders                                           19,820          19,460
                                                                  -------------   -------------

                                                                      326,871         298,832

  Commissions                                                          27,482          25,577
  Operating expenses                                                  115,626          97,105
  Premium taxes                                                         5,539           3,791
                                                                  -------------   -------------

                                                                      475,518         425,303
                                                                  -------------   -------------

INCOME BEFORE INCOME TAXES                                             67,427          50,836

PROVISION FOR INCOME TAXES:
   Current                                                             11,940          13,369
   Deferred                                                             9,352           5,618
                                                                  -------------   -------------

                                                                       21,292          18,987
                                                                  -------------   -------------

NET INCOME                                                      $      46,135   $      31,849
                                                                  =============   =============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                 March 31,       December 31,
ASSETS                                                              1998             1997
------
                                                               ---------------   --------------
                                                                (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost                      $    2,059,105    $    2,082,716
       (fair value $2,118,505 and $2,151,476)
    Available-for-sale, at fair value                             6,752,529         6,698,629
       (amortized cost $6,601,636 and $6,541,422)
  Mortgage loans on real estate, net                              1,189,642         1,235,594
  Common stock                                                       42,137            39,021
  Real estate, net                                                   83,348            93,775
  Policy loans                                                    2,673,130         2,657,116
  Short-term investments, available-for-sale
       (cost approximates fair value)                               280,074           399,131
                                                               ---------------   --------------

      Total Investments                                          13,079,965        13,205,982

Cash                                                                105,325           126,278
Reinsurance receivable                                               94,441            84,364
Deferred policy acquisition costs                                   250,190           255,442
Investment income due and accrued                                   171,718           165,827
Other assets                                                        131,601           121,543
Premiums in course of collection                                     72,874            77,008
Deferred income taxes                                               179,492           193,820
Separate account assets                                           8,627,253         7,847,451
                                                               ---------------   --------------


TOTAL ASSETS                                                 $   22,712,859    $   22,077,715
                                                               ===============   ==============


See notes to consolidated financial statements.                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                 March 31,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1998             1997
------------------------------------
                                                               ---------------   --------------
                                                                (Unaudited)
POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $   11,037,553    $   11,102,719
    Policy and contract claims                                      384,325           375,499
    Policyholders' funds                                            179,232           165,106
    Experience refunds                                               58,587            84,935
    Provision for policyholders' dividends                           63,485            62,937

GENERAL LIABILITIES:
    Due to Parent Corporation                                       136,481           126,656
    Repurchase agreements                                           187,294           325,538
    Commercial paper                                                 63,900            54,058
    Other liabilities                                               620,896           605,032
    Undistributed earnings on
      participating business                                        143,522           141,865
    Separate account liabilities                                  8,627,253         7,847,451
                                                               ---------------   --------------

      Total Liabilities                                          21,502,528        20,891,796
                                                               ---------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares authorized,
              liquidation value of $100,000 per share,
              600 shares issued and outstanding                      60,000            60,000
            Series B, cumulative, 1,500 shares authorized,
              liquidation value of $100,000 per share,
              200 shares issued and outstanding                      20,000            20,000
            Series C, cumulative, 1,500 shares authorized,
              none outstanding
            Series D, cumulative, 1,500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation value of                41,800            41,800
$20.90
              per share, issued, and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                        7,032             7,032
    Additional paid-in capital                                      690,748           690,748
    Accumulated other comprehensive income                           48,524            52,807
    Retained earnings                                               342,227           313,532
                                                               ---------------   --------------

      Total Stockholder's Equity                                  1,210,331         1,185,919
                                                               ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $   22,712,859    $   22,077,715
                                                               ===============   ==============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1998            1997
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $       46,135  $       31,849
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                     1,969           4,466
       Amortization of investments                                      (1,415)          2,165
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate           (13,975)          4,943
       Amortization                                                     11,496           8,627
       Deferred income taxes                                            16,803           5,869
    Changes in assets and liabilities:
        Policy benefit liabilities                                     121,920         156,118
        Reinsurance receivable                                         (10,077)         (7,893)
        Accrued interest and other receivables                          (1,757)         28,857
        Other, net                                                      (1,099)       (129,792)
                                                                  -------------   -------------
                 Net cash provided by operating activities             170,000         105,209
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                              85,666          82,772
             Available-for-sale
                Sales                                                3,163,353         649,743
                Maturities and redemptions                             261,015         209,557
        Mortgage loans                                                  48,878          50,485
        Real estate                                                     13,641           3,898
        Common stock                                                     1,409             842
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                          (58,626)       (129,067)
             Available-for-sale                                     (3,353,522)       (712,737)
        Mortgage loans                                                  (5,322)
        Real estate                                                     (1,480)         (1,486)
        Common stock                                                    (2,268)        (26,961)
                                                                  -------------   -------------
                 Net cash provided by investing activities             152,744         127,046
                                                                  -------------   -------------




                                                                                  (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1998            1997
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $    (207,680)  $    (224,566)
   Net Parent Corporation borrowings (repayments)                       9,825         (25,277)
   Dividends paid                                                     (17,440)        (17,548)
   Net commercial paper borrowings                                      9,842           4,637
   Net repurchase agreements repayments                              (138,244)         (1,602)
   Capital contributions                                                               15,483
                                                                  -------------   -------------
              Net cash used in financing activities                  (343,697)       (248,873)
                                                                  -------------   -------------

NET DECREASE IN CASH                                                  (20,953)        (16,618)

CASH, BEGINNING OF YEAR                                               126,278         125,182
                                                                  -------------   -------------

CASH, END OF PERIOD                                             $     105,325   $     108,564
                                                                  =============   =============



See notes to consolidated financial statements.                                   (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
-------------------------------------------------
(Unaudited)

1.      GENERAL

        The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        Certain   reclassifications   have  been  made  to  the  1997  financial
        statements to conform with the basis of presentation in 1998.

2.       NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        During the first quarter of 1998 and 1997, total other comprehensive loss amounted to $4,283 and $29,712, respectively.

3.      OTHER

        The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         Three Months Ended March 31,
                                                         -------------------------------
                 Operating Summary (Millions)                1998              1997
                                                         --------------    -------------

                 Premiums and fee income              $       305       $        266
                 Net investment income                        224                215
                 Realized investment gains (losses)            14                 (5)
                                                         --------------    -------------
                      Total revenues                          543                476

                 Total benefits and expenses                  476                425
                 Income tax expense                            21                 19
                                                         ==============    =============
                      Net income                      $        46       $         32
                                                         ==============    =============


                                                           March 31,       December 31,
                 Balance Sheet (Millions)                    1998              1997
                                                         --------------    -------------

                 Investment assets                    $    13,080       $     13,206
                 Separate account assets                    8,627              7,847
                 Total assets                              22,713             22,078
                 Total policyholder liabilities            11,723             11,791
                 Total shareholder's equity                 1,210              1,186

        Comparison of Three Months Ended March 31, 1998 and 1997

        Net income increased 44% from $32 million in 1997 to $46 million in 1998 primarily due to higher realized gains on investments, higher fee income from assets under management, and better mortality experience.

        Premiums and other income increased 15% from $266 million in 1997 to $305 million in 1998. The majority of the increase is related to group health ($20 million) where case sales for the three months ended March 31, 1998, are 433 versus 376 for the same period in 1997.

        Individual insurance premiums have also grown $16 million over the same period in 1997 primarily due to current year activity associated with the recapture in June 1997 of a block of business that was previously reinsured to the Parent Corporation.

        Net investment income increased from $215 million in 1997 to $224 million in 1998. This growth in net investment income is a result of improved performance on the mortgage portfolio. The actual earned rate for the first quarter of 1998 was 7.22% versus 7.03% for the first quarter of 1997.

        Realized investment gains (losses) changed from a net realized capital loss of $5 million in 1997 to a net realized capital gain of $14 million in 1997. The decrease in interest rates in the first quarter of 1998 resulted in realized gains totaling $14 million on the sale of fixed maturities, while higher interest rates in the first quarter of 1997 contributed to $3 million of fixed maturity losses. Provisions for asset losses were $0.4 million in 1998 versus $2.3 million in 1997.

        Total benefits and expenses increased 12% in 1998. Policyholder benefits increased 9% due to the growth in group life and health business and the increased activity on the individual insurance block of business due to the recapture of previously reinsured business. Operating expenses increased 19% as a result of costs associated with systems development, development of health maintenance organizations (HMOs), and the internalization of managed care.

        The effective income tax rate in 1998 is lower than 1997 due to the recognition of net operating loss carryforwards.

        Investment assets decreased $126 million to $13.1 billion from December 31, 1997 to March 31, 1998. At the same time separate account assets increased $780 million bringing the total to $8.6 billion. This reflects the continued trend of contractholders moving away from the more traditional guaranteed products to variable options.

        Business Units Results from Operations

        The following discussion of results from operations is presented in terms of the major business units of the company:

        Employee Benefits

        Total revenue premium (including premium equivalents) for group life and health increased 13% from 1997 levels. As discussed above, case sales in the Company's group life and health business increased 15% over the same period in 1997 and persistency improved.

        The Company has continued to emphasize the development of its HMO subsidiaries during the first three months of 1998. The Company now has licensed HMOs in eleven states.

        Of the total 401(k) cash flow received during the first quarter of 1998, 92% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $5.4 billion at December 31, 1997 to $5.8 billion at March 31, 1998. The number of participants contributing increased from 430,000 at December 31, 1997 to more than 447,000 at March 31, 1998.

        Financial Services

        Savings

        Assets under administration in the public non-profit (P/NP) business, including separate accounts increased 2% during the first quarter of 1998 to $7.8 billion. New contributions to variable business represented 54% of the total deposits received in 1998 compared to 77% for the first three months of 1997. The higher percentage in 1997 was due to one large rollover case.

        Insurance

        Individual life insurance premiums and deposits of $177 million in the first quarter of 1998 increased significantly from 1997. Sales of the Company's Bank-Owned Life Insurance (BOLI) product during the first quarter of 1998 were $65 million versus $24 million in 1997. Renewal premiums on Corporate-Owned Life Insurance (COLI) products were $56 million in 1998 versus $6 million in 1997. The renewal premiums in 1998 are attributable to one large policy. New sales of COLI products have been discontinued due to legislation which phases out the tax deductibility of interest on policy loans on COLI products. The Company continues to work closely with existing customers to determine options available to them. The Company does not expect the effect of these legislative changes to be material to the Company's operations.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                           March 31,           December 31,
                                                             1998                  1997
                                                       ------------------    ------------------

          AAA                                                 45.2%                45.7%
          AA                                                   9.3%                 8.8%
          A                                                   23.9%                23.8%
          BBB                                                 20.6%                20.7%
          BB and Below (non-investment grade)                  1.0%                 1.0%
                                                       ------------------    ------------------
                                                             100.0%               100.0%

        During the first three months of 1998, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $4 million resulting in accumulated other comprehensive income of $48 million.

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

        Item 6 Exhibits and Reports on Form 8-K

               (a)    Index to Exhibits

                           Exhibit                Title                 Page
                           Number
                      --------------     ---------------------    --------------

                             27            Financial Data                15
                                    Schedule

               (b)    Reports on Form 8-K

                      No reports on Form 8-K have been filed during the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:   _________________  BY: /s/______________________________________________
                           Glen R. Derback, Vice President and Controller
                          (Duly authorized officer and chief accounting
                              officer)