Form 10-Q
period 1998-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-08-13
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                      June 30, 1998
ended

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transaction period                          to
from

Commission file number

                         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                             (Exact name of registrant as specified in its
                                               charter)

              Colorado                                 84-0467907
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                        Number)

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

Yes       X     No

As of June 30, 1998, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                            Page
                                                                       ---------
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

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)
                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  ----------------------  ----------------------
                                    1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------
REVENUES:
  Premium and fee income           290,139  $  452,434  $  595,577  $  718,749
  Net investment income            223,891     215,627     447,425     430,395
  Net realized gains (losses)        5,342      (2,216)     19,315      (7,160)
on investments
                                  ----------  ----------  ----------  ----------

                                   519,372     665,845    1,062,317   1,141,984
                                  ----------  ----------  ----------  ----------
BENEFITS AND EXPENSES:
  Life and other policy benefits   139,547     128,022     292,468     251,842
  Increase in reserves              20,790     167,545      48,163     183,374
  Interest paid or credited to     122,207     131,731     246,995     270,596
contractholders
  Provision for policyholders'
share of
    Earnings on participating        1,390       3,657       3,359       4,514
business
  Dividends to policyholders        14,305      14,552      34,125      34,013
                                  ----------  ----------  ----------  ----------

                                   298,239     445,507     625,110     744,339

  Commissions                       29,354      24,453      56,836      50,031
  Operating expenses               116,197     108,225     231,823     205,329
  Premium taxes                      7,645       5,506      13,184       9,297
                                  ----------  ----------  ----------  ----------

                                   451,435     583,691     926,953    1,008,996
                                  ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES          67,937      82,154     135,364     132,988

PROVISION FOR INCOME TAXES:
   Current                          29,349      18,736      41,289      32,105
   Deferred                         (5,606)     17,314       3,746      22,932
                                  ----------  ----------  ----------  ----------

                                    23,743      36,050      45,035      55,037
                                  ----------  ----------  ----------  ----------

NET INCOME                          44,194  $   46,104  $   90,329  $   77,951
                                  ==========  ==========  ==========  ==========







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                      June 30,      December
                                                                       31,
ASSETS                                                  1998          1997
------
                                                     ------------  ------------
                                                     (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost            $  2,068,487  $  2,082,716
       (fair value $2,146,865 and $2,151,476)
    Available-for-sale, at fair value                 6,665,040     6,698,629
       (amortized cost $6,482,598 and $6,541,422)
  Mortgage loans on real estate, net                  1,135,750     1,235,594
  Common stock                                           42,401        39,021
  Real estate, net                                       72,700        93,775
  Policy loans                                        2,784,178     2,657,116
  Short-term investments, available-for-sale
       (cost approximates fair value)                   368,698       399,131
                                                     ------------  ------------

      Total Investments                              13,137,254    13,205,982

Cash                                                     89,507       126,278
Reinsurance receivable                                  104,425        84,364
Deferred policy acquisition costs                       238,390       255,442
Investment income due and accrued                       160,808       165,827
Other assets                                            156,695       121,543
Premiums in course of collection                         76,696        77,008
Deferred income taxes                                   179,420       193,820
Separate account assets                               9,087,909     7,847,451
                                                     ------------  ------------
















TOTAL ASSETS                                       $ 23,231,104  $ 22,077,715
                                                     ============  ============


See notes to consolidated financial statements.                    (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                      June 30,      December
                                                                       31,
LIABILITIES AND STOCKHOLDER'S EQUITY                    1998          1997
------------------------------------
                                                     ------------  ------------
                                                     (Unaudited)
POLICY BENEFIT LIABILITIES:
    Policy reserves                                $ 11,150,948  $ 11,102,719
    Policy and contract claims                          378,084       375,499
    Policyholders' funds                                184,887       165,106
    Experience refunds                                   67,228        84,935
    Provision for policyholders' dividends               64,007        62,937

GENERAL LIABILITIES:
    Due to Parent Corporation                           123,663       126,656
    Repurchase agreements                               189,245       325,538
    Commercial paper                                     59,654        54,058
    Other liabilities                                   534,699       605,032
    Undistributed earnings on
      participating business                            145,215       141,865
    Separate account liabilities                      9,087,909     7,847,451
                                                     ------------  ------------

      Total Liabilities                              21,985,539    20,891,796
                                                     ------------  ------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares
authorized,
              liquidation value of $100,000 per
share,
              600 shares issued and outstanding          60,000        60,000
            Series B, cumulative, 1,500 shares
authorized,
              liquidation value of $100,000 per
share,
              200 shares issued and outstanding          20,000        20,000
            Series C, cumulative, 1,500 shares
authorized,
              none outstanding
            Series D, cumulative, 1,500 shares
authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation             41,800        41,800
value of $20.90
              per share, issued, and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding            7,032         7,032
    Additional paid-in capital                          690,748       690,748
    Accumulated other comprehensive income               58,899        52,807
    Retained earnings                                   367,086       313,532
                                                     ------------  ------------

      Total Stockholder's Equity                      1,245,565     1,185,919
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 23,231,104  $ 22,077,715
                                                     ============  ============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------

OPERATING ACTIVITIES:
    Net income                                       $     90,329 $     77,951
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating                      3,359        7,268
policyholders
       Amortization of investments                         (3,001)       3,408
       Realized losses (gains) on disposal of
investments
           and write-downs of mortgage loans and          (19,315)       7,160
real estate
       Amortization                                        28,717       23,995
       Deferred income taxes                               11,125       25,810
    Changes in assets and liabilities:
        Policy benefit liabilities                        172,304      265,372
        Reinsurance receivable                            (20,061)     115,346
        Accrued interest and other receivables              5,331       31,057
        Other, net                                       (123,642)    (188,507)
                                                       -----------  -----------
                 Net cash provided by operating           145,146      368,860
activities
                                                       -----------  -----------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                214,104      197,412
             Available-for-sale
                Sales                                   4,197,431    1,181,648
                Maturities and redemptions                584,264      395,902
        Mortgage loans                                    117,099      100,311
        Real estate                                        16,456       11,366
        Common stock                                        1,983        2,365
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                            (193,416)    (257,448)
             Available-for-sale                        (4,674,954)  (1,721,380)
        Mortgage loans                                    (11,100)      (1,033)
        Real estate                                        (2,323)      (2,675)
        Common stock                                       (3,126)     (27,688)
                                                       -----------  -----------
                 Net cash provided by (used in)           246,418     (121,220)
investing activities
                                                       -----------  -----------




                                                                     (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                        ------------------------
                                                          1998          1997
                                                        ----------   -----------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits              $  (257,870) $  (343,184)
   Net Parent Corporation borrowings (repayments)          (2,993)      (1,303)
   Dividends paid                                         (36,775)     (34,669)
   Net commercial paper borrowings (repayments)             5,596       (5,268)
   Net repurchase agreements borrowings (repayments)     (136,293)     103,335
   Capital contributions                                                26,483
                                                        ----------   -----------
              Net cash used in financing activities      (428,335)    (254,606)
                                                        ----------   -----------

NET DECREASE IN CASH                                      (36,771)      (6,966)

CASH, BEGINNING OF YEAR                                   126,278      125,182
                                                        ----------   -----------

CASH, END OF PERIOD                                   $    89,507  $   118,216
                                                        ==========   ===========



























See notes to consolidated financial statements.                      (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
------------------------------------------------------------------------------
(Unaudited)

1.    GENERAL

      The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement requires that all derivative financial instruments be recorded on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for a change in fair value will depend on the specific exposure being hedged. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier adoption is encouraged. The company has not adopted this Statement as of June 30, 1998. Management estimates the effect of the change will not have a material affect on the Company's financial statements.

      During the three and six months ended June 30, 1998 and 1997, total other comprehensive income amounted to $4,283 and $6,092 for 1998 and $29,712 and $3,917 for 1997, respectively.

3.    OTHER

      The Company is involved in various legal proceedings which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 Three Months Ended      Six Months Ended June
                                      June 30,                    30,
                               ------------------------ ------------------------
    Operating Summary             1998        1997         1998         1997
    (Millions)
                               ----------- ------------ -----------  -----------

    Premiums and fee income  $     290    $    452     $    596    $     719
    Net investment income          224         216          447          430
    Realized investment              5          (2)          19           (7)
    gains (losses)
                               ----------- ------------ -----------  -----------
         Total revenues            519         666        1,062        1,142

    Total benefits and             451         584          927        1,009
    expenses
    Income tax expense              24          36           45           55
                               =========== ============ ===========  ===========
         Net income          $      44    $     46     $     90    $      78
                               =========== ============ ===========  ===========


                                June 30,    December
                                               31,
    Balance Sheet (Millions)      1998        1997
                               ----------- ------------

    Investment assets        $  13,137    $ 13,206
    Separate account assets      9,088       7,847
    Total assets                23,231      22,078
    Total policyholder          11,845      11,791
    liabilities
    Total shareholder's          1,246       1,186
    equity


      Introduction

      The following discussion addresses the financial condition of the Company as of June 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and six months ended June 30, 1998, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1997 to which the reader is directed for additional information.

      Comparison of Six Months Ended June 30, 1998 and 1997

      On June 30, 1997, the Company recaptured from The Great-West Life Assurance Company (the "Parent Corporation") an individual participating insurance block of business previously ceded in December 1992. The Company recorded various assets and liabilities related to the recapture as discussed in Footnote 2 to the Company's December 31, 1997 financial statements. In addition, in the process of recording the recapture both life insurance premiums and increases in reserves were increased by the amount of the policy reserves recaptured ($156 million).

      Pursuant to a December 1993 agreement between the Company and the Parent Corporation whereby the Company assumed responsibility for the Parent Corporation's income tax liability for the fiscal years prior to 1994, the Company had previously recorded a contingent liability provision. During the second quarter of 1997, the Company's results of operations included a release of $48 million from the provision to reflect the resolution of certain tax matters with the Internal Revenue Service related to the 1990 and 1991 audit years. Audits of tax years 1992 and 1993 are currently in process. In the opinion of Company management, the amounts paid or accrued are adequate, however, it is possible that the Company's accrued amounts may change as a result of the completion of the IRS audits.

      Net income increased 16% from $78 million in 1997 to $90 million in 1998. Net income for the second quarter of 1998 decreased 4% from the same time period in 1997. The fluctuation in the in-quarter amount relates to several non-recurring transactions discussed above. The $48 million liability release in 1997 included $15 million which was attributable to the participating policyholders and is reflected as a liability on the balance sheet, thus, only $33 million of the release directly impacts net income. In addition to the contingent liability release, the Company also in the normal course of business reviewed its deferred tax assets and liabilities and increased its liability by $21 million (of which $10 million is attributable to participating policyholders) which resulted in a $11 million impact to net income during the second quarter of 1997. The net impact of these transactions is an increase in income of $22 million in the second quarter of 1997. Excluding the affect of these transactions, the growth in net income for the second quarter and six months of 1998 is 81% and 60% which reflects realized capital gains on investments (versus losses in 1997), higher fee income from assets under management, higher margins on investment products, and better mortality.

      Premiums and other income decreased 36% and 17% for the second quarter and six months of 1998, respectively. These decreases also reflect the insurance recapture and the contingent tax provision release discussed in the preceding two paragraphs. Excluding these items from 1997, the increase would have been 17% and 16% for the second quarter and six months of 1998 which primarily reflects higher fee income from assets under management and group health premiums where case sales for the six months ended June 30, 1998 are 797 versus 656 for the same period in 1997.

      Net investment income increased 4% during both the second quarter and six months of 1998. This growth in net investment income is a result of improved performance on the mortgage portfolio. The actual earned rate for the second quarter of 1998 was 7.21% versus 7.07% for the second quarter of 1997.

      Realized investment gains (losses) changed from a net realized capital loss of $7 million in 1997 to a net realized capital gain of $19 million in 1998. The decrease in interest rates in the second quarter of 1998 resulted in realized gains totaling $20 million on the sale of fixed maturities, while higher interest rates in the second quarter of 1997 contributed to $4 million of fixed maturity losses. Provisions for asset losses were $1 million in 1998 versus $4 million in 1997.

      Total benefits and expenses decreased 23% and 8% for the second quarter and six months of 1998. Excluding the insurance recapture discussed previously, the growth for these periods is 6% and 9% respectively. Operating expenses increased 7% and 13% for the second quarter and six months of 1998 as a result of costs associated with systems development, development of health maintenance organizations (HMOs), and the internalization of managed care.

      The effective income tax rate in 1998 is lower than 1997 due to the recognition of net operating loss carryforwards of subsidiaries in 1998 and the tax strengthening in 1997 previously discussed.

      Investment assets decreased $68 million to $13.1 billion from December 31, 1997 to June 30, 1998. At the same time separate account assets increased $1.3 billion bringing the total to $9.1 billion. This reflects the continued trend of contractholders moving away from the more traditional guaranteed products to variable options.

      Business Units Results from Operations

      The following discussion of results from operations is presented in terms of the major business units of the company:

      Employee Benefits

      Total revenue premium (including premium equivalents) for group life and health increased 13% from 1997 levels. As discussed above, case sales in the Company's group life and health business increased 22% over the same period in 1997 resulting in a net case growth of 232 cases.

      Of the total 401(k) cash flow received during 1998, 94% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $5.4 billion at December 31, 1997 to $6.1 billion at June 30, 1998. The number of participants contributing increased from 430,000 at December 31, 1997 to more than 458,000 at June 30, 1998.

      Financial Services

      Savings

      Assets under administration in the public non-profit (P/NP) business, including separate accounts, increased 2% during 1998 to $7.8 billion. New contributions to variable business represented 58% of the total deposits received in 1998 compared to 70% for the six months of 1997. The higher percentage in 1997 was due to a large rollover on one particular case.

      Insurance

      Excluding the effect of the insurance recapture, individual life insurance premiums and deposits of $424 million in 1998 increased 77% from 1997 which is primarily due to sales of the Company's Bank-Owned Life Insurance
      (BOLI) product ($229 million in 1998 versus $64 million in 1997).

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

      The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                June 30,         December 31,
                                                  1998               1997
                                             ----------------   ----------------

       AAA                                         44.8%             45.7%
       AA                                           9.4%              8.8%
       A                                           24.3%             23.8%
       BBB                                         21.0%             20.7%
       BB and Below (non-investment                  .5%              1.0%
       grade)
                                             ----------------   ----------------
                                                  100.0%            100.0%

      During the first six months of 1998, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $6 million resulting in accumulated other comprehensive income of $59 million.

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

      Item 6      Exhibits and Reports on Form 8-K

            (a)   Index to Exhibits

                     Exhibit             Title             Page
                      Number
                   -------------   ------------------   ------------

                        27         Financial Data           15
                                    Schedule

            (b)   Reports on Form 8-K

                  No  reports  on Form 8-K have been  filed  during  the  second quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GREAT-WEST LIFE & ANNUITY INSURANCE
COMPANY



DATE:                             BY:
                                  /s/
       ---------------------------       -------------------------------------
                                         Glen R. Derback, Vice President &
                                         Controller
                                         (Duly authorized officer & chief
                                         accounting officer)