Form 10-Q
period 1998-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-11-13
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 1998

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                 to

Commission file number

                         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                  (Exact name of registrant as specified in its charter)

                   Colorado                                   84-0467907
(State or other jurisdiction of incorporation     I.R.S. Employer Identification
               or organization)                                   Number)

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

Yes          X      No

As of September 30, 1998, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                                 3

                        Consolidated Balance Sheets                                       4

                        Consolidated Statements of Cash Flows                             6

                        Notes to Consolidated Financial Statements                        8

               Item 2   Management's Discussion and Analysis of Financial                 10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceeding                                                  16

               Item 6   Exhibits and Reports on Form 8-K                                  16

               Signatures                                                                 17



PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                         --------------------------  ---------------------------
                                            1998          1997           1998          1997
                                         ------------  ------------  ------------- -------------
REVENUES:
  Premium and fee income               $    494,962  $    297,633  $  1,090,539     1,016,382
  Net investment income                     222,294       223,496       669,719       653,891
  Net realized gains (losses) on             13,512         5,332        32,827        (1,828)
investments
                                         ------------  ------------  ------------- -------------

                                            730,768       526,461     1,793,085     1,668,445
                                         ------------  ------------  ------------- -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits            244,721       144,125       537,189       395,967
  Increase in reserves                       71,989        37,313       120,152       220,687
  Interest paid or credited to              125,071       131,986       372,066       402,582
contractholders
  Provision for policyholders' share
of
    earnings on participating business        1,953           211         5,312         4,725
  Dividends to policyholders                 17,354        10,967        51,479        44,980
                                         ------------  ------------  ------------- -------------

                                            461,088       324,602     1,086,198     1,068,941

  Commissions                                41,872        25,659        98,708        75,690
  Operating expenses                        141,448       110,583       373,271       315,912
  Premium taxes                              11,031         6,360        24,215        15,656
                                         ------------  ------------  ------------- -------------

                                            655,439       467,204     1,582,392     1,476,199
                                         ------------  ------------  ------------- -------------

INCOME BEFORE INCOME TAXES                   75,329        59,257       210,693       192,246

PROVISION FOR INCOME TAXES:
   Current                                   28,322        30,252        69,611        62,357
   Deferred                                  (2,148)      (10,284)        1,598        12,649
                                         ------------  ------------  ------------- -------------

                                             26,174        19,968        71,209        75,006
                                         ------------  ------------  ------------- -------------

NET INCOME                             $     49,155  $     39,289  $    139,484       117,240
                                         ============  ============  ============= =============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
ASSETS                                                              1998             1997
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost                      $     2,180,369   $    2,082,716
       (fair value $2,309,203 and $2,151,476)
    Available-for-sale, at fair value                              7,053,513        6,698,629
       (amortized cost $6,743,525 and $6,541,422)
  Mortgage loans on real estate, net                               1,170,519        1,235,594
  Common stock                                                        39,216           39,021
  Real estate, net                                                    72,494           93,775
  Policy loans                                                     2,703,053        2,657,116
  Short-term investments, available-for-sale
       (cost approximates fair value)                                262,342          399,131
                                                                --------------   --------------

      Total Investments                                           13,481,506       13,205,982

Cash                                                                 149,262          126,278
Reinsurance receivable                                               140,078           84,364
Deferred policy acquisition costs                                    240,511          255,442
Investment income due and accrued                                    157,280          165,827
Other assets                                                         211,018          121,543
Premiums in course of collection                                      87,972           77,008
Deferred income taxes                                                181,089          193,820
Separate account assets                                            8,549,187        7,847,451
                                                                --------------   --------------





TOTAL ASSETS                                                 $    23,197,903   $   22,077,715
                                                                ==============   ==============


See notes to consolidated financial statements.                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1998             1997
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:
    Policy reserves                                           $   11,752,129   $   11,102,719
    Policy and contract claims                                       445,551          375,499
    Policyholders' funds                                             175,262          165,106
    Experience refunds                                                89,417           84,935
    Provision for policyholders' dividends                            68,476           62,937

GENERAL LIABILITIES:
    Due to Parent Corporation                                        165,301          126,656
    Repurchase agreements                                            100,103          325,538
    Commercial paper                                                  99,706           54,058
    Other liabilities                                                405,449          605,032
    Undistributed earnings on
      participating business                                         148,898          141,865
    Separate account liabilities                                   8,549,187        7,847,451
                                                                --------------   --------------

      Total Liabilities                                           21,999,479       20,891,796
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares authorized,
              liquidation value of $100,000 per share,
              0 and 600 shares issued and outstanding                                  60,000
            Series B, cumulative, 1,500 shares authorized,
              liquidation value of $100,000 per share,
              0 and 200 shares issued and outstanding                                  20,000
            Series C, cumulative, 1,500 shares authorized,
              none outstanding
            Series D, cumulative, 1,500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation value of $20.90                           41,800
              per share, 0 and 2,000,000 issued, and
outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                         7,032            7,032
    Additional paid-in capital                                       693,948          690,748
    Accumulated other comprehensive income                           103,832           52,807
    Retained earnings                                                393,612          313,532
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,198,424        1,185,919
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $   23,197,903   $   22,077,715
                                                                ==============   ==============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      1998            1997
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $     139,484   $     117,240
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    5,312           7,479
       Amortization of investments                                     (5,447)          2,150
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate          (32,827)          1,828
       Amortization                                                    60,590          36,233
       Deferred income taxes                                           (9,035)         15,445
    Changes in assets and liabilities:
        Policy benefit liabilities                                    771,818         351,264
        Reinsurance receivable                                          4,669         127,350
        Accrued interest and other receivables                         25,742          29,186
        Other, net                                                   (353,675)       (216,353)
                                                                  -------------   -------------
                 Net cash provided by operating activities            606,631         471,822
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                            385,071         287,314
             Available-for-sale
                Sales                                               5,137,042       1,820,194
                Maturities and redemptions                            990,923         528,737
        Mortgage loans                                                168,777         176,767
        Real estate                                                    16,456          13,809
        Common stock                                                    3,183          12,578
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (471,514)       (415,248)
             Available-for-sale                                    (5,940,683)     (2,518,279)
        Mortgage loans                                                (95,788)         (2,226)
        Real estate                                                    (3,075)         (5,144)
        Common stock                                                   (3,235)        (28,317)
    Acquisition of subsidiary                                         (87,840)
                                                                  -------------   -------------
                 Net cash provided by (used in) investing              99,317        (129,815)
activities
                                                                  -------------   -------------



                                                                                  (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   -----------------------------
                                                                       1998            1997
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                         $    (366,309)  $    (440,199)
   Net Parent Corporation borrowings (repayments)                       41,136         (16,872)
   Dividends paid                                                      (59,404)        (54,040)
   Net commercial paper borrowings (repayments)                         45,648         (10,165)
   Net repurchase agreements borrowings (repayments)                  (225,435)        155,297
   Capital contributions                                                 3,200
   Redemption of preferred shares                                     (121,800)
                                                                   -------------   -------------
              Net cash used in financing activities                   (682,964)       (365,979)
                                                                   -------------   -------------

NET DECREASE IN CASH                                                    22,984         (23,972)

CASH, BEGINNING OF YEAR                                                126,278         125,182
                                                                   -------------   -------------

CASH, END OF PERIOD                                              $     149,262   $     101,210
                                                                   =============   =============





See notes to consolidated financial statements.                                    (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
--------------------------------------------------------------------------------
(Unaudited)

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

        Effective September 30, 1998, the Company repurchased all of its outstanding preferred stock held by The Great-West Life Assurance Company (the Parent Corporation) for $121.8 million.

        Certain   reclassifications   have  been  made  to  the  1997  financial
        statements to conform with the basis of presentation in 1998.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. During the three and nine months ended September 30, 1998 and 1997, total other comprehensive income amounted to $44,933 and $51,025 for 1998 and $29,334 and $33,250 for 1997, respectively.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement requires that all derivative financial instruments be recorded on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for a change in fair value will depend on the specific exposure being hedged. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier adoption is encouraged. The Company has not adopted this Statement as of September 30, 1998. Management estimates the effect of the change will not have a material affect on the Company's financial statements.

3.      RELATED PARTY TRANSACTIONS

        On September 30, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company will reinsure by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded, at estimated fair value, the following at September 30, 1998 as a result of this transaction:

        Assets                                        Liabilities and Stockholder's Equity
        --------------------------------------------- -----------------------------------------

        Bonds                        $   147,475      Policy reserves           $    437,022
        Mortgages                         82,637      Due to Parent Corporation       17,620
        Cash                             134,900      Stockholder's equity             3,200
        Deferred policy acquisition       18,595
        costs
        Deferred income taxes             15,762
        Policy loans                      56,209
        Other                              2,264
                                       --------------
                                                                                  =============
                                     $   457,842                                $    457,842
                                       ==============                             =============

4.      OTHER

        On July 8, 1998, the Company acquired all of the outstanding shares of Anthem Health & Life Insurance Company (AH&L) of Piscataway, NJ. The purchase price of $87.8 million was based on AH&L's adjusted book value, and is subject to further minor adjustments. This acquisition was recorded using the purchase method of accounting and accordingly, the results of operations have been included in the Company's consolidated financial statements from July 8, 1998. The Company is in the process of allocating the purchase price to the fair value of assets acquired and liabilities assumed.

        The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                    -----------------------------  -----------------------------
    Operating Summary (Millions)        1998            1997           1998           1997
                                    --------------  -------------  -------------  --------------

    Premiums and fee income        $     495      $       298    $    1,090     $     1,016
    Net investment income                222              223           670             654
    Realized investment gains             14                5            33              (2)
    (losses)
                                    --------------  -------------  -------------  --------------
         Total revenues                  731              526         1,793           1,668

    Total benefits and expenses          656              467         1,583           1,476
    Income tax expense                    26               20            71              75
                                    ==============  =============  =============  ==============
         Net income                $      49      $        39    $      139     $       117
                                    ==============  =============  =============  ==============


                                                                    September     December 31,
                                                                       30,
    Balance Sheet (Millions)                                           1998           1997
                                                                   -------------  --------------

    Investment assets                                            $   13,482     $    13,206
    Separate account assets                                           8,549           7,847
    Total assets                                                     23,198          22,078
    Total policyholder liabilities                                   12,531          11,791
    Long-term debt - due to
         Parent Corporation                                             117             118
    Total shareholder's equity                                        1,198           1,186

        Introduction

        The following discussion addresses the financial condition of the Company as of September 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and nine months ended September 30, 1998, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 1997 to which the reader is directed for additional information.

        First Nine Months 1998 v. First Nine Months 1997

        Net income increased 19% from $117 million in the first nine months of 1997 to $139 million in the first nine months of 1998. Net income for the third quarter of 1998 increased 25% from the same time period in 1997. During the second quarter of 1997, the Company's results of operations included a release of $48 million from the tax contingency liability to reflect the resolution of certain tax matters with the IRS related to the 1990 and 1991 audit years. The $48 million liability release in 1997 included $15 million which was attributable to the participating policyholders and is reflected as a liability on the balance sheet, thus, only $33 million of the release directly impacts net income. In addition to the contingent liability release, the Company also in the normal course of business reviewed its deferred tax assets and liabilities and increased its liability by $21 million (of which $10 million is attributable to participating policyholders), which resulted in an $11 million impact to net income during the first nine months of 1997. The net impact of these transactions is an increase in net income of $22 million in the first nine months of 1997. Excluding the effect of these transactions, the growth in net income for the third quarter and first nine months of 1998 is 25% and 46%, respectively, which reflects realized capital gains on investments (versus losses in 1997), higher fee income from assets under management, higher margins on investment products, and better mortality.

        The premium and fee income increase of $197 million or 66% during the third quarter of 1998 includes $123 million in premiums generated by AH&L subsequent to its acquisition on July 8, 1998, and higher fee income from assets under management. The year to date premium and fee income increased only 7% over the corresponding period of 1997 due to a significant 1997 reinsurance transaction which resulted in $156 million of premium income and benefit expense, and the release of a $48 million contingent liability, through premium income, both of which are more fully described in the 1997 10-K.

          Net investment income decreased 1% for the third quarter of 1998, and increased 2% for the first nine months of 1998. The growth in net investment income for the nine month period is a result of improved performance on the mortgage portfolio. The actual earned rate for the first nine months of 1998 was 7.14% versus 7.15% for the first nine months of 1997 as the increased investment income partially offset the impact of declining interest rates.

          Realized investment gains (losses) changed from a net realized loss of $2 million in the first nine months of 1997 to a net realized gain of $33 million in 1998. The decrease in interest rates in 1998 and the second half of 1997 resulted in realized gains totaling $33 million and $4 million, respectively, on the sale of fixed maturities for the first nine months of 1998 and 1997. Provisions for asset losses were $.6 million in 1998 versus $6 million in 1997.

        Total benefits and expenses increased 40% and 7% for the third quarter and the first nine months of 1998. Operating expenses increased 28% and 18% for the third quarter and the first nine months of 1998 from the first nine months of 1997, respectively, as a result of the expenses associated with AH&L, costs associated with systems development, development of health maintenance organizations (HMOs) and the growth in pension plan administrative services provided by a subsidiary.

        The effective income tax rate in the first nine months of 1998 was lower than the rate for the first nine months of 1997 due to the recognition of net operating loss carryforwards of subsidiaries in 1998 and the tax reserves strengthening in 1997.

        Investment assets increased $276 million to $13.5 billion from December 31, 1997 to September 30, 1998 reflecting the reinsurance transactions previously discussed in the Notes to the Consolidated Financial Statements. At the same time, separate account assets increased $702 million, bringing the total to $8.5 billion. This reflects the continued trend of contractholders moving away from the more traditional guaranteed products to variable options.

        Effective September 30, 1998, the Company repurchased all of its outstanding preferred stock held by the Parent Corporation for $121.8 million.

        Major Business Units Results

        Employee Benefits

        First Nine Months 1998 v. First Nine Months 1997

        Total premium and fee income for group life and health increased 31% to $781 million for the first nine months of 1998 from 1997 levels, which is primarily related to AH&L (21%). Total premium equivalents increased 20% to $1,784 million for the first nine months of 1998 from 1997 levels. Case sales in the Company's group life and health business increased 11% for the first nine months of 1998 over the same period in 1997, resulting in a net case growth of 312 cases.

        Of the total 401(k) cash flow received during the first nine months of 1998, 92% was allocated to variable funds. Total assets under administration (including third-party administration) grew from $5.4 billion at December 31, 1997 to $5.7 billion at September 30, 1998. The number of contributing participants increased from 430,000 at December 31, 1997 to more than 481,000 at September 30, 1998.

        Financial Services

           Savings

        First Nine Months 1998 v. First Nine Months 1997

        Assets under administration in the public non-profit (P/NP) business, including Separate Accounts but excluding Guaranteed Investment Contracts (GICS), increased .5% during the first nine months of 1998 to $7.2 billion. New contributions to variable business represented 59% of the total deposits received in the first nine months of 1998 compared to 65% for the nine months of 1997. The higher percentage in 1997 was due to a large rollover in one particular case.

           Life Insurance

        First Nine Months 1998 v. First Nine Months 1997

        Excluding the effect of the insurance recapture, individual life insurance premiums increased 15% in the first nine months of 1998 to $187 million. Deposits for investment-type contracts increased 81% in the first nine months of 1998 to $850 million, which is primarily due to sales of the Company's Bank-Owned Life Insurance (BOLI) product ($385 million in 1998 versus $64 million in 1997).

        General Account Investments

        The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards and maintaining a competitive rate of return. Formal liquidity and credit quality parameters have also been established. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company seeks to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        Fixed Maturities

        Fixed maturity investments include publicly traded bonds, privately placed bonds and public and private structured assets. This latter category contains both asset-backed and mortgage-backed securities, including CMOs. The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                         September 30,         December 31,
                                                             1998                  1997
                                                       ------------------    ------------------

        AAA                                                   45.5%                45.7%
        AA                                                     9.2%                 8.8%
        A                                                     24.5%                23.8%
        BBB                                                   20.2%                20.7%
        BB and Below (non-investment grade)                     .6%                 1.0%
                                                       ------------------    ------------------
                                                             100.0%               100.0%

        During the first nine months of 1998, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $51 million resulting in accumulated other comprehensive income of $104 million.

        Liquidity and Capital Resources

        The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity. The Company currently does not have any material commitments for capital expenditures

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $412 million and $526 million as of September 30, 1998 and December 31, 1997, respectively.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company continues to conduct strategic and financial reviews of its businesses to deploy its capital resources most efficiently. The Company's outstanding commercial paper totaled $100 million and $54 million at September 30, 1998 and December 31, 1997, respectively. The Company's commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

        Year 2000 Issue

        The Year 2000 ("Y2K") problem arises when a computer performing date-based computations or operations produces erroneous results due to the historical practice of using two digit years within computer hardware and software. This causes errors or misinterpretations of the century in date calculations. Virtually all businesses, including the Company, are required to determine the extent of their Y2K problems. Systems that have a Y2K problem must then be converted or replaced by systems that will operate correctly with respect to the year 2000 and beyond.

        The Company has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems) and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. The Company is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by March 31, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

        The Company's plan establishes five phases for becoming Y2K compliant. Phase 1 is "impact analysis" which includes initial inventory and preliminary assessment of Y2K impact. Phase 2 is "solution planning" which includes system by system planning to outline the approach and timing for reaching compliance. Phase 3 is "conversion/renovation" which means the actual process of replacing or repairing non-compliant systems. Phase 4 is "testing" to ensure that the systems function correctly under a variety of different date scenarios including current dates, year 2000 and leap year dates. Phase 5 is "implementation" which means putting Y2K compliant systems back into production.

        As of September 30, 1998, the Company had completed impact analysis (phase 1) and solution planning (phase 2) for all of core systems and was more than 95% complete for phase 1 and 2 with respect to its systems as a whole. In addition, the Company was approximately 71%
        complete with respect to conversion and renovation (phase 3), 55% complete with respect to testing (phase 4), and 40% complete with respect to implementation (phase 5).

        In addition to ensuring that the Company's own systems are Y2K compliant, the Company has identified third parties with which the Company has significant business relationships in order to assess the potential impact on the Company of the third parties' Y2K issues and plans. The Company expects to complete this process during the first quarter of 1999 and will conduct system testing with third parties throughout 1999. The Company does not have control over these third parties and cannot make any representations as to what extent the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Company has spent approximately $7.5 million on its Y2K project through the end of September 1998 and expects to spend up to approximately $15.3 million on its Y2K project by the end of 2000. All of these funds will come from the Company's cash flow from operations.The Company has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material
        adverse effect on  the  Company's   consolidated  financial  condition
        or  results  of operations.

        The most reasonably likely worst case Y2K scenario is that the Company will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of the Company's Y2K efforts have been designed to prevent such an occurrence. However, if the Company identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that the Company can avoid Y2K problems or that the cost of curing the problem will not be material.

        In an effort to mitigate risks associated with Y2K failures, the Company is in the process of developing contingency plans to address its core functions, including relations with third parties. It is the Company's expectation that contingency plans will address possible failures generated internally, by vendors or business partners, and by customers. Possible general approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

Part II OTHER INFORMATION

        Item 1 Legal Proceedings

               There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

        Item 6 Exhibits and Reports on Form 8-K

               (a)    Index to Exhibits

                      Exhibit Number              Title                 Page
                      ----------------     ---------------------    -----------

                            27             Financial Data                15
                                              Schedule

               (b)    Reports on Form 8-K

                      The Company filed a Form 8-K on July 23, 1998, disclosing the completion of the Company's purchase of all of the outstanding shares of Anthem Health & Life Insurance Company of Piscataway, New Jersey.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:                                      BY:
                                           /s/
November 13, 1998
-------------------------------         --------------------------------------
                                         Glen R. Derback, Vice President &
                                         Controller
                                         (Duly authorized officer and chief
                                         accounting officer)