Form 10-K
period 1998-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-03-29
CIK 744455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 1999, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                               TABLE OF CONTENTS
                                                                                                           Page
PART I
Item 1.   Business........................................................................1
               A.  Organization and Corporate Structure...................................1
               B.  Business of the Company ...............................................1
               C.  Employee Benefits .....................................................3
               D.  Financial Services ....................................................7
               E.  Investment Operations..................................................12
               F.  Regulation.............................................................13
               G.  Ratings................................................................15
               H.  Miscellaneous..........................................................16
Item 2.   Properties......................................................................16
Item 3.   Legal Proceedings...............................................................16
Item 4.   Submission of Matters to a Vote of Security Holders.............................16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................................16
               A.  Equity Security Holders and Market Information.........................16
               B.  Dividends..............................................................16
Item 6.   Selected Financial Data.........................................................17
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................17
               A.  Company Results of Operations..........................................18
               B.  Employee Benefits Results of Operations................................22
               C.  Financial Services Results of Operations...............................25
               D.  Investment Operations .................................................28
               E.  Liquidity and Capital Resources........................................30
               F.  Accounting Pronouncements..............................................31
               G.  Year 2000 Issue .......................................................31
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................33
Item 8.   Financial Statements and Supplementary Data.....................................34
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................65

PART III
Item 10.  Directors and Executive Officers of the Registrant..............................65
               A.  Identification of Directors............................................65
               B.  Identification of Executive Officers...................................68
Item 11.  Executive Compensation..........................................................71
               A.  Summary Compensation Table.............................................71
               B.  Options................................................................72
               C.  Pension Plan Table.....................................................73
               D.  Compensation of Directors..............................................74
               E.  Compensation Committee Interlocks and Insider Participation............75
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................75
               A.  Security Ownership of Certain Beneficial Owners........................75
               B.  Security Ownership of Management.......................................76
Item 13.  Certain Relationships and Related Transactions..................................78

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................78
               A.  Index to Financial Statements..........................................78
               B.  Index to Exhibits......................................................79
               C.  Reports on Form 8-K....................................................80

Signatures................................................................................81

PART I  ..............

ITEM 1.    BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized in 1907. The Company is domiciled in Colorado.

The  Company  is a  wholly-owned  subsidiary  of GWL&A  Financial  Inc.  ("GWL&A
Financial"), a Delaware holding company. GWL&A Financial is an indirect wholly-owned subsidiary of The Great-West Life Assurance Company ("Great-West Life"), a Canadian life insurance company. Great-West Life is a subsidiary of Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company.
Great-West Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

Common and preferred shares of Great-West Life, Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. The Company is also a licensed reinsurer in the State of New York. As of December 31, 1997, the Company ranked among the top 25 of all U.S. life insurance companies in terms of total admitted assets.

The Company operates in the following two business segments:

  Employee Benefits   -life, health and 401(k) products for group clients

  Financial Services  -savings products for both public and non-profit employers and individuals, and life insurance products for individuals and businesses

The table that follows summarizes premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6 (Selected Financial Data), and Item 8 (Financial Statements and Supplementary
Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).



        Millions (1)                                  1998              1997             1996
                                                  -------------     -------------    -------------
        Premium Income
        Employee Benefits
             Group Life & Health                $      747        $       465      $       486
                                                  -------------     -------------    -------------
                Total Employee Benefits                747                465              486
                                                  -------------     -------------    -------------
        Financial Services
             Savings                                    17                 23               27
             Individual Insurance                      231 (3)            345 (2)          316 (2)
                                                  -------------     -------------    -------------
                Total Financial Services               248                368              343
                                                  -------------     -------------    -------------
             Premium income                     $      995        $       833      $       829
                                                  =============     =============    =============
        Fee Income
        Employee Benefits
             Group Life & Health                $      367        $       305      $       277
             401(k)                                     78                 53               44
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
                Total Employee Benefits                445                358              321
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
        Financial Services
             Savings                                    71                 62               26
                                                  -------------     -------------    -------------
                Total Financial Services                71                 62               26
                                                  -------------     -------------    -------------
                                                  =============     =============    =============
             Fee income                         $      516        $       420      $       347
                                                  =============     =============    =============
                                                  =============     =============    =============
        Deposits for Investment-type
        Contracts:
             Employee Benefits                  $       37        $        25      $        34
             Financial Services                      1,307 (3)            633              781
                                                  -------------     -------------    -------------
             Total investment-type
               deposits                         $    1,344        $       658      $       815
                                                  =============     =============    =============
        Deposits to Separate Accounts
             Employee Benefits                  $    1,568        $     1,403      $     1,109
             Financial Services                        640                742              329
                                                  -------------     -------------    -------------
             Total separate accounts
               deposits                         $    2,208        $     2,145      $     1,438
                                                  =============     =============    =============
             Self-funded equivalents (4)        $    2,606        $     2,039      $     1,940
                                                  =============     =============    =============

        (1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with generally accepted accounting principles, unless otherwise indicated.

        (2) These amounts include the recapture of $156 million and $164 million for the years ended December 31, 1997 and 1996, respectively, of participating policy reserves previously coinsured with Great-West Life under a participating life coinsurance agreement.

        (3) These amounts include $46 million in premium income for non-participating life insurance policies and $520 million in deposits for investment-type contracts which Great-West Life coinsured with the Company in 1998 under two indemnity reinsurance agreements.

        (4) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.      EMPLOYEE BENEFITS

1.      Principal Products

The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 11,300 employers across the United States. This includes approximately 1,200 employers covered by Anthem Health & Life Insurance Company ("AH&L"), which the Company acquired in July 1998.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed care programs, 401(k) savings plans and flexible spending accounts. Through integrated pricing, administration, funding and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

The Company offers a choice of managed care products including Health Maintenance Organization ("HMO") plans, which provide a high degree of managed care, and Preferred Provider Organization ("PPO") plans and Point of Service ("POS") plans which offer more flexibility in provider choice than HMO plans.

Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's health care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low copayments which minimize out-of-pocket costs. Services for care not coordinated with the primary care physician are not covered, with the exception of emergency care. There are no claims to file when services are received through a primary care physician. Physicians are reimbursed on a monthly capitated rate per HMO patient for most services.

POS plans also require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Similar to an HMO, members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their heath care. In contrast to an HMO, members can seek care outside of the primary physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the in-network POS plan.


PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of the service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits.

The Company continues to offer fully insured indemnity plans. A traditional indemnity plan allows complete freedom of choice for covered services. After meeting an annual deductible, insureds pay their share of coinsurance for all covered services. These plans are not typically considered managed care, although they may include some medical management features, such as inpatient certification, reasonable and customary charges, and some benefits for preventive care.

The Company continues to develop its One Health Plan HMO subsidiary organization. In 1998, it licensed four One Health Plan HMOs (Arizona, Florida, Indiana and New Jersey). This brings the total number of licensed HMO subsidiaries to 14. In addition to day-to-day HMO operation, the One Health Plans also administer provider networks and provide medical management, member services and quality assurance for the other managed care products of the Company, AH&L and New England Life Insurance Company ("New England"). In addition to creating economies of scale, this "pooling" of PPO, POS and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements, which leads to more competitive pricing.

The Company offers Internal Revenue Code Section 125 plans which enable participants to set aside pre-tax dollars to pay for unreimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:

        [Millions]                                  Years Ended December 31,
                                 ---------------------------------------------------------------
                                     1998          1997         1996        1995         1994
                                 --------------  ----------   ---------   ----------   ---------
        In force,
           end of year        $    84,121(1)  $   53,211  $    49,500  $    50,370  $   51,051

        (1)  Includes $25,597 of in force group life insurance obtained from the acquisition of AH&L.

The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

The 401(k) product investment options for the employer include guaranteed interest rates for various lengths of time and variable investment options. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income. Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers. The participant currently has up to 32 different variable investment options.

Of the total 401(k) assets under administration in 1998, 96% were allocated to variable investment options versus 94% in 1997.

The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services. A subsidiary of the Company also receives fees for serving as an investment advisor for those underlying funds which are managed by the subsidiary.

Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contract imposes a charge for termination during a designated period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impact rollovers to products of competitors.

The Company offers a rollover Individual Retirement Annuity, which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

The Company offers a Non-Qualified  Deferred Compensation ("NQDC") supplement to
its  401(k)  product.   NQDC  allows  highly  compensated   employees  to  defer
compensation on a pre-tax basis beyond 401(k) limits until retirement.

In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

[Millions]

                 Year Ended
                December 31,           Fixed Annuities     Variable Annuities
            -----------------------  ------------------- -----------------------

                    1994                   345                   1,324
                    1995                   358                   2,227
                    1996                   347                   3,229
                    1997                   328                   4,568
                    1998                   299                   5,770

2.      Method of Distribution

The Company distributes its products and services through field sales staff of the Company, AH&L and New England located in 80 sales offices throughout the United States. Although each sales organization markets some common products, they also sell products under distinctive brand identities. This enables each distribution system to capitalize on existing market strengths and business relationships. Each sales office works with insurance brokers, agents and consultants in their local market. 3. Competition

The employee benefits industry is highly competitive. Over the past year, the United States health care industry has experienced a number of mergers and consolidations. A number of larger carriers dropped out of the group health market entirely. Although there are still many different carriers in the marketplace, it has become dominated by an increasingly smaller number of carriers, including the Company.

The highly competitive marketplace creates pricing pressures, which encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they want to offer product choices because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company, which offers multiple product lines and centralized administration.

In addition to price, there are a number of other factors which influence employer decision-making. These factors include quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

4.      Reserves

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

5.      Reinsurance

The Company has a marketing and administrative services arrangement with New England. Under reinsurance agreements, New England issues group life and health and 401(k) products and then immediately reinsures 50% of its group life and health business, and nearly 100% of its guaranteed 401(k) business, with the Company.

The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The maximum amount of group life insurance retained on any one life is $1.0 million. The maximum amount of group monthly disability income benefit at risk on any one life is $6,000 per month.

D.      FINANCIAL SERVICES

1.      Principal Products

The Financial Services segment of the Company develops, administers and sells retirement savings and life insurance products and services for individuals, and for employees of state and local governments, hospitals, non-profit organizations and public school districts.

The Company's core savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code
Section 457 plans), as well as employees of hospitals, non-profit organizations and public school districts (Internal Revenue Code Section 401, 403(b) and 408 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation ("FASCorp"). The Company provides marketing and communication services through another subsidiary company, Benefits Communication Corporation, and BenefitsCorp Equities, Inc., a broker-dealer subsidiary of Benefits Communication Corporation (collectively, "BenefitsCorp").

The Company's primary marketing emphasis in the public/non-profit pension market is group fixed and variable annuity contracts for defined contribution retirement savings plans. Defined contribution plans provide for participant accounts with benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

The Company has a marketing agreement with Charles Schwab & Co., Inc. to sell individual fixed and variable qualified and non-qualified deferred annuities. The variable annuity product offers several investment options. The fixed product is a Guarantee Period Fund, which was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

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

Demand for investment diversification for customers and their participants continued to grow during 1998. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company which is an insurance products fund company, and through arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock and international equity fund offerings.

On a very limited basis the Company offers single premium annuities and guaranteed certificates, which provide guarantees of principal and interest with a fixed maturity date.

Customer retention is a key factor for the profitability of annuity products. To encourage customer retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors.

Annuity products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administration services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor for underlying funds which are managed by the subsidiary.

The Company's annuity products are supported by the general account assets of the Company for guaranteed investment options, and the separate accounts for the variable investment options.

The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:

[Millions]
                                  Guaranteed
          Year Ended              Investment           Fixed         Variable
         December 31,              Contracts         Annuities       Annuities
      -----------------------   ----------------   --------------   ------------
             1994                     930             5,672           1,231
             1995                     664             5,722           1,772
             1996                     525             5,531           2,256
             1997                     409             5,227           3,280
             1998                     275             4,849           4,330

In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $12.6 billion at December 31, 1998 and $8.5 billion at December 31, 1997.

Life insurance  products in force include  participating  and  non-participating term life, whole life and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continue to produce renewal premium ($283.8 million in 1998). Participating dividends for 1998 and 1997 were $71.4 million and $63.8 million, respectively. The provision for participating policyholder earnings is reflected in liabilities under undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

Term life provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life provides guaranteed death benefits and level premium payments for the life of the insured. Universal life products include a cash value component that is credited with interest at regular intervals. The Company's earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

At December 31, 1998 and 1997, the Company had $3.5 billion and $3.3 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees - so-called Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 which phases out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased. The Company continues to work closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

The Company has shifted its emphasis to the Bank-Owned Life Insurance ("BOLI") market. BOLI was not affected by the 1996 legislation. This interest-sensitive whole life product funds post-retirement benefits for bank employees. At December 31, 1998 and 1997, the Company had $1.0 billion and $0.5 billion, respectively, of BOLI policy reserves.

Sales of life insurance products typically have high initial marketing expenses. Retention, an important factor in profitability, is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credit rates may be offered after policies have been in force for a period of time.

Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 1998, approximately 5% of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 95% of outstanding policy loans had variable interest rates averaging 6.5% at December 31, 1998. Investment income from policy loans was $180.9 million for the year ended December 31, 1998.

The following table summarizes changes in individual life insurance in force prior to reinsurance ceded for the years indicated:


                                           Years Ended December 31,
                       ---------------------------------------------------------
  [Millions]              1998         1997        1996         1995      1994
                       -----------   ---------- ---------- --------- ----------
  In force, begin-
    ning of year         28,266   $    26,892     25,865     24,877    20,259

  Sales and
    additions           16,215          3,119      2,695      2,520     6,302
                             (1)
  Terminations            1,515         1,745      1,668      1,532     1,684
                       -----------   ---------- ---------- --------- ----------
          Net            14,700         1,374      1,027        988     4,618
                       -----------   ---------- ---------- --------- ----------

  In force,
    end of year          42,966        28,266     26,892     25,865    24,877

        (1) Includes approximately $8.5 billion in adjustments related to COLI policyholders exercising non-forfeiture options to increase the face value of their policies, and $5.2 billion related to the reinsurance transactions referred to in footnote (3) on page 2.

In 1998, the Company obtained membership in the Insurance Marketplace Standards Association, which is granted in recognition of high standards of ethical company behavior in advertising, sales and service for individually sold life insurance and annuity products.

2.      Method of Distribution

Financial Services primarily uses BenefitsCorp to distribute pension products and to provide communication and enrollment services to employers in the public/non-profit market. Pension products are also distributed through independent marketing agencies.

The Company distributes universal and joint survivor life insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab & Co., Inc. Individual life products are also sold through large banks and other financial institutions. BOLI products are currently marketed through one broker, Clark/Bardes, Inc.

3.      Competition

The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(G) (Ratings).

4.      Reserves

Reserves for universal life policies are equal to cumulative deposits, less withdrawals and mortality and expense charges, plus credited interest.

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

5.      Reinsurance

The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

E.      INVESTMENT OPERATIONS

The Company's investment division manages the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Investments under management at December 31, 1998 totaled $23.8 billion, comprised of general account assets of $13.7 billion and separate account assets of $10.1 billion.

The Company invests in a broad range of asset classes, including domestic and international fixed maturities, common stocks, mortgage loans, real estate and short-term investments. Fixed maturity investments include public and privately placed corporate bonds, public and privately placed structured assets, government bonds and redeemable preferred stocks. The Company's portfolio of structured assets consists of mortgage-backed securities and other asset-backed securities.

The Company  manages  the  characteristics  of its  investment  assets,  such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities, which vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines, which are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company uses derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 6 to the consolidated financial statements of the Company (the "Consolidated Financial Statements"), which are included in Item 8 (Financial Statements and Supplementary Data).

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

The Company's fixed maturity investments constituted 67% of investment assets as of December 31, 1998. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities rated by either third-party rating agencies, or in the case of securities which may not be rated by third-parties, by the Company (for private investments).

The Company's mortgage portfolio constituted 8% of investment assets as of December 31, 1998. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loans are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments.

At December 31, 1998 only 0.5% of investment assets were invested in real estate.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account, as of the end of the years indicated:

  [Carrying Value              1998        1997      1996      1995      1994
                             ---------  --------- --------- --------- ---------
     in Millions]
   Debt Securities:
    Bonds
     U.S. Government
      Securities and
      obligations of U.S.
      Government
      Agencies                  1,951      2,091     1,947     1,990    1,672
     Corporate bonds            7,117      6,544     6,133     6,168    5,079
     Foreign
      Governments                  69        146       119       159      368
                             ---------  --------- --------- --------- ---------

       Total                    9,137      8,781     8,199     8,317    7,119

     Common Stock                  49         39        20         9        5
     Mortgage loans             1,133      1,236     1,488     1,713    2,011
     Real estate                   73         94        68        61       44
     Policy loans               2,859      2,657     2,523     2,238    1,905
     Short-term
      investments                 420        399       419       135      707
                             ---------  --------- --------- --------- ---------

       Total investments       13,671     13,206    12,717    12,473   11,791
                             =========  ========= ========= ========= =========

     Cash                         176        126       125        91      132
     Accrued investment
      income                      158        166       198       212      196


The following table summarizes general account investment results of the Company's operations:

                                            Net             Earned Net
        [Millions]                       Investment         Investment
                                           Income          Income Rate
                                      -----------------  -----------------
        For the year:
                           1998              897               7.03     %
                           1997              882               7.21
                           1996              835               7.05
                           1995              835               7.36
                           1994              768               7.23

F.      REGULATION

1.      Insurance Regulation

The business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States, which primarily provides safeguards for policyholders rather than investors. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type, amounts and valuation of investments permitted and HMO operations.

The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. The latest financial examination by the Colorado Insurance Division was completed in 1997, and covered the five year period ending December 31, 1995. This examination produced no significant adverse findings regarding the Company.

The National Association of Insurance Commissioners has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 1998 statutory financial reports, the Company has risk-based capital well in excess of that required and was within the usual ranges of all ratios.

2.      Insurance Holding Company Regulations

The Company is subject to and complies with insurance holding company regulations in Colorado. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

3.      Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. The Company's investment advisor subsidiary and transfer agent subsidiary are regulated by the SEC. Certain of the Company's separate accounts, mutual funds and variable insurance and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

4.      Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $6.6 million as of December 31, 1998 to cover future assessments of known insolvencies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $4.5 million at December 31, 1998.

5.      Canadian Regulation

Because the Company is a subsidiary of Great-West Life, which is a Canadian company, the Office of the Superintendent of Financial Institutions Canada conducts periodic examinations of the Company and approves certain investments in subsidiary companies.

6.      Potential Legislation

United States legislation and administrative developments in various areas, including pension regulation, financial services regulation, health care legislation and the insurance industry could significantly and adversely affect the Company in the future. For example, Congress is currently considering legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), and legislation relating to the taxation of policyholder surplus accounts and the capitalization of deferred acquisition costs. Congress has from time to time also considered the deferral of taxation on the accretion of value within certain annuities and life insurance products, financial services reform legislation establishing frameworks for banks engaging in the insurance business, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and the availability of Section 401(k) for individual retirement accounts.

It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.      RATINGS

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies on the financial strength of the Company and its ability to meet the obligations of its insurance policies.

Rating Agency                     Measurement                                  Rating
------------------------------    ------------------------------------------   ------------

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




H.      MISCELLANEOUS

No customer accounted for 10% or more of the Company's consolidated revenues in 1998. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

The Company had approximately 6,500 employees at December 31, 1998.

ITEM 2.    PROPERTIES

The Head Office of the Company consists of a 517,633 square foot office complex located in Englewood, Colorado. The office complex is owned by a subsidiary of the Company. The Company leases sales and claims offices throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.         EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.         DIVIDENDS

In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $73.3 million in 1998 and $62.5 million in 1997. Dividends on preferred stock totaled $6.7 million and $8.9 million in 1998 and 1997, respectively.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if, as a result of such payment, the total of all dividends paid in the preceding twelve months would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as at the preceding December 31; or (ii) the Company's statutory net gain from operations as at the preceding December 31.

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the Company's Consolidated Financial Statements.

[Millions]

                                                 Years Ended December 31,
                                -----------------------------------------------------------
    INCOME STATEMENT              1998         1997        1996        1995        1994
                                ----------  -----------  ----------  ----------  ----------
    DATA
     Premiums                 $      995  $      833   $      829  $      732  $      706
     Fee income                      516         420          347         335         294
     Net investment income           897         882          835         835         768
     Realized investment
      gains (losses)                  38          10          (21)          8         (72)
                                ----------  -----------  ----------  ----------  ----------
     Total Revenues                2,446       2,145        1,990       1,910       1,696

     Policyholder benefits         1,462       1,385        1,356       1,269       1,184
     Operating expenses              688         552          469         464         409
                                ----------  -----------  ----------  ----------  ----------
     Total benefits and
      expenses                     2,150       1,937        1,825       1,733       1,593
                                ----------  -----------  ----------  ----------  ----------
     Income from operations          296         208          165         177         103
     Income tax expense               99          49           30          49          29
                                    ==========  ===========  ==========  ==========  ==========
         Net Income               $      197  $      159   $      135  $      128  $       74
                                    ==========  ===========  ==========  ==========  ==========

          Deposits for
        investment-
            type contracts        $    1,344  $      658   $      815  $      868  $    1,006
          Deposits to separate
            accounts                   2,208       2,145        1,438       1,165       1,013
          Self-funded premium
            equivalents                2,606       2,039        1,940       2,140       1,907

                                                           December 31,
                                    -----------------------------------------------------------
                                      1998         1997        1996        1995        1994
                                    ----------  -----------  ----------  ----------  ----------

        BALANCE SHEET DATA
         Investment assets        $   13,671  $   13,206   $   12,717  $   12,473  $   11,791
         Separate account assets      10,100       7,847        5,485       3,999       2,555
         Total assets                 25,123      22,078       19,351      17,682      15,616
         Total policyholder
          liabilities                 12,583      11,706       11,600      11,408      10,859
         Total long-term
          obligations (1)                 35         118          120         122         124
         Total stockholder's           1,199       1,186        1,034         993         777
        equity

        (1)Represents long-term portion of "Due to Parent Corporation" amounts disclosed in the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking  statements.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1998 follows.

A.      COMPANY RESULTS OF OPERATIONS

1.      Consolidated Results

The Company's consolidated net income increased $38.1 million or 24% in 1998 when compared to the year ended December 31, 1997, reflecting improved results in both the Employee Benefits segment and the Financial Services segment. The Employee Benefits segment contributed $8.8 million or 23% to the improved consolidated results compared to the Financial Services segment which contributed $29.3 million or 77% to the overall improvement. Of total consolidated net income in 1998 and 1997, the Employee Benefits segment contributed 54% and 62%, respectively, while the Financial Services segment contributed 46% and 38%, respectively.

The Company's consolidated net income increased $24.2 million or 18% in 1997 when compared to the year ended December 31, 1996. In 1997, the Employee Benefits segment contributed $3.0 million or 12% to the overall growth and the Financial Services segment contributed $21.2 million or 88% to the overall growth.

The Company's 1997 and 1996 consolidated net income increased by $21.1 million and $25.6 million, respectively, due to changes in income tax provisions for these years. The current income tax provisions were decreased by $42.2 million and $31.2 million for 1997 and 1996, respectively, due to the release of a contingent liability relating to taxes of Great-West Life's U.S. branch associated with the blocks of business that had been transferred from Great-West Life's U.S. branch to the Company, as discussed below.

Of the amount released in 1997, $15.1 million was attributable to participating policyholders and, therefore, had no effect on the net income of the Company.

In 1989, Great-West Life began a series of transactions to transfer its U.S. business from its U.S. branch to the Company; this process was essentially completed in 1993. The objective of these transactions was to transfer to the Company all of the risks and rewards of Great-West Life's U.S.-related business. The transfers of insurance contracts and related assets were accomplished through several reinsurance agreements executed by the Company and Great-West Life's U.S. branch during these years. As part of this transfer of Great-West Life's U.S. business, the Company in 1993 entered into a tax agreement with Great-West Life in order to transfer the tax liabilities associated with the insurance contracts and related assets that had been transferred.

In addition to the contingent tax liability release described above, the Company's income tax provisions for 1997 and 1996 also reflect increases for additional contingent items related to open tax years where it was determined to be probable that additional tax liabilities could be owed based on changes in facts and circumstances. The increase in 1997 was $16.0 million, of which $10.1 million was attributable to participating policyholders and, therefore, had no effect on the net income of the Company. The increase in 1996 was $5.6 million.

Certain reclassifications, primarily related to the classification of the release of the contingent liability described above (see Note 10 to the
Consolidated Financial Statements), have been made to the 1997 and 1996 financial statements.

In 1998 total revenues increased $301.1 million or 14% to $2.4 billion when compared to the year ended December 31, 1997. The growth in revenues in 1998 was comprised of increased premium income of $161.7 million, increased fee income of $95.3 million, increased net investment income of $15.7 million and increased realized gains on investments of $28.4 million. In 1997 total revenues increased $154.8 million or 8% to $2.1 billion when compared to the year ended December 31, 1996. The growth in revenues in 1997 was comprised of increased premium income of $3.7 million, increased fee income of $73.2 million, increased net investment income of $47.0 million and realized gains on investments of $9.8 million in 1997 versus realized losses in 1996 of $21.1 million.

The increased premium income in 1998 was comprised of growth in Employee Benefits premium income of $281.8 million, offset by a decrease in Financial Services premium income of $120.1 million. The growth in premium income in the Employee Benefits segment primarily reflected $209.5 million of premium income derived from the acquisition of Anthem Health & Life Insurance Company ("AH&L") in July 1998 (see Other Matters below). The decrease of $120.1 million in Financial Services premium income was due primarily to reinsurance transactions in 1997 of $155.8 million versus only $46.2 million in premiums due to reinsurance transactions in 1998. The increased premium income in 1997 was comprised of a decrease in Employee Benefits premium income of $21.4 million, offset by growth in Financial Services premium income of $25.1 million. The decrease in Employee Benefits was attributable to terminations in 1996 which impacted 1997 premiums (see Item 7(B) - Employee Benefits Results of Operations). The increase in Financial Services premium income was attributable to participating individual insurance.

The increased fee income in 1998 was comprised of growth in Employee Benefits fee income and Financial Services fee income of $86.6 million and $8.7 million, respectively. The growth in Employee Benefits fee income reflected $31.6 million of fee income derived from the acquisition of AH&L. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets. The increase in fee income in 1997 was comprised of Employee Benefits fee income and Financial Services fee income of $36.9 million and $36.3 million, respectively. The increase in both segments was attributable to new sales and increased fees on variable funds related to growth in equity markets.

Realized investment gains increased in recent years from a realized investment loss of $21.1 million in 1996 to realized investment gains of $9.8 million and $38.2 million in 1997 and 1998, respectively. The decrease in interest rates in 1998 and 1997 resulted in gains on sales of fixed maturities totaling $38.4 million and $16.0 million in 1998 and 1997, respectively, while higher interest rates contributed to $11.6 million of fixed maturity losses in 1996. Increases in the provision for asset losses of $0.6 million and $7.6 million, respectively, were recognized in 1998 and 1997.

Total benefits and expenses increased $213.9 million or 11% in 1998 when compared to the year ended December 31, 1997. The increase in 1998 was due to a combination of the acquisition of AH&L which resulted in benefits and expenses of $258.3 million and overall growth in the group health business, partially offset by a decrease in policyholder benefits related to reinsurance transactions of $109.4 million. Excluding these items, benefits and expenses would have increased $64.6 million or 3% in 1998. The increase from 1996 to 1997 was the result of increased operating expenses associated with the cost of developing HMOs and FASCorp's business, and system enhancements.

In October 1996, the Company recaptured certain pieces of an individual participating block of business previously reinsured to Great-West Life. In June 1997, the Company recaptured all remaining pieces of that block of business. The Company recorded various assets and liabilities related to the recaptures as discussed in Note 3 to the Consolidated Financial Statements. In recording the recaptures, both life insurance premiums and benefits were increased by the amounts recaptured ($155.8 million and $164.8 million in 1997 and 1996, respectively). Consequently, the net income of the Company was not impacted by the reinsurance transactions.

Income tax expense increased $49.0 million or 98% in 1998 when compared to the year ended December 31, 1997. Income tax expense increased $19.5 million or 64% in 1997 when compared to the year ended December 31, 1996. The increase in income tax expense in 1998 reflects higher earnings in 1998, as well as the fact that the 1997 income tax provision includes a net $26.2 million release of contingent tax liabilities relating to prior open tax years, as discussed above. The increase in income tax expense from 1996 to 1997 was partially attributable to a growth in earnings in 1997, but also reflects net releases in 1997 and 1996 of $26.2 million and $25.6 million of contingent tax liabilities relating to prior open tax years, as discussed above. Excluding these contingent tax releases, the Company's income tax expense increased 30% and 27% in 1998 and 1997. See Note 10 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

Deposits for investment-type contracts increased $686.0 million or 104% in 1998 when compared to the year ended December 31, 1997. Deposits for investment-type contracts decreased $157.4 million or 19% in 1997 when compared to the year ended December 31, 1996. The increase in 1998 was primarily due to two indemnity reinsurance agreements with Great-West Life whereby the Company reinsured by coinsurance certain Great-West Life individual non-participating life insurance policies. This transaction increased deposits by $519.6 million in 1998 and accounted for 78% of the growth. The 19% decrease in 1997 was the result of decreased deposits related to COLI sales (see Item 7(C) - Financial Services Results of Operations).

Deposits for separate accounts increased $63.7 million or 3% in 1998 when compared to the year ended December 31, 1997. The increase in 1998 reflected a continuing movement toward variable funds and away from fixed options. Deposits for separate accounts increased $706.9 million or 49% in 1997 when compared to the year ended December 31, 1996. The increase in 1997 was primarily due to increased deposits in the Financial Services segment (see Item 7(C) - Financial Services Results of Operations).

Self-funded premium equivalents increased $567.1 million or 28% in 1998 when compared to the year ended December 31, 1997. Self-funded premium equivalents increased $98.6 million or 5% in 1997 when compared to the year ended December 31, 1996. Approximately half of the 1998 increase ($281.3 million) was due to the acquisition of AH&L, with the remainder coming from the growth in business.

Total assets increased $3.0 billion or 14% in 1998 when compared to the year ended December 31, 1997. Separate account assets increased $2.3 billion primarily due to the strength of the equity markets in the United States. Invested assets increased $464.5 million, of which $258.6 million was attributable to AH&L. The remaining growth of $205.9 million represents a 2% increase in invested assets over 1997, which was primarily attributable to the consideration received in connection with the reinsurance agreements discussed previously.

2.      Other Matters

On July 8, 1998, the Company acquired the outstanding common stock of AH&L, a subsidiary of Anthem, Inc. (the Blue Cross and Blue Shield licensee for Indiana, Kentucky, Ohio, and Connecticut). This acquisition strengthened the Employee Benefits segment by providing nearly $975.0 million of annualized health and life premium income and self-funded premium equivalents, and approximately 450,000 additional health care members and approximately 75 group sales representatives.

The cost of the acquisition was $82.7 million. The purchase price was based on adjusted book value and is subject to further minor adjustments. The acquisition was accounted for as a purchase and was financed through internally generated funds. The fair value of tangible assets acquired and liabilities assumed was $379.9 million and $317.4 million, respectively. Goodwill of $20.2 million was recorded at the time of the acquisition.

The majority of AH&L's customers are in the Company's target market of small to mid-size employers who prefer to self-fund their benefit plans. As of November 1, 1998, the Company began integrating the AH&L business to a common systems platform with a scheduled completion date of July 1999. New and existing customers are being migrated to the Company's One Health Plan network, which will provide substantial new growth for the One Health Plan subsidiary organization.

Life and health premium and fee income for AH&L since the date of acquisition totaled $241.1 million, while self-funded premium equivalents were $281.3 million. The Company recorded a small loss associated with AH&L operations in 1998. The results of AH&L since the date of acquisition are included in the Employee Benefits segment.

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Employee Benefits segment:

        (Millions)                                  Years Ended December 31,
                                              ----------------------------------
        INCOME STATEMENT                         1998        1997       1996
                                              ----------   ---------- ----------
        DATA
         Premiums                                  747          465        486
         Fee income                                445          358        321
         Net investment income                      95          100         88
         Realized investment gains (losses)          8            3         (3)
                                              ----------   ---------- ----------
         Total Revenues                          1,295          926        892

         Policyholder benefits                     590          371        406
         Operating expenses                        547          428        368
                                              ----------   ---------- ----------
                                              ----------   ---------- ----------
         Total benefits and  expenses            1,137          799        774
                                              ----------   ---------- ----------
         Income from operations                    158          127        118
         Income tax expense                         51           29         22
                                              ==========   ========== ==========
         Net Income                                107           98         96
                                              ==========   ========== ==========

         Deposits for investment-type
            contracts                               37           25         34
         Deposits to separate accounts           1,568        1,403      1,109
         Self-funded premium equivalents         2,606        2,039      1,940

During 1998, the Employee Benefits segment experienced:

o significant growth in 401(k) assets under administration, o increased sales and improved customer retention in group life and health, o favorable mortality results, and o license approval for four HMO subsidiaries, for a total of 14 fully operational HMOs.

Net income for Employee Benefits increased 9% in 1998 and 2% in 1997. The improvement in earnings in 1998 and 1997 reflects increased fee income from the variable 401(k) assets and improved group life mortality experience which more than offset unfavorable morbidity experience and the increased level of operating expenses associated with building the HMO network in 1998 and 1997. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in increases in net income for the Employee Benefits segment of $17.6 million and $18.2 million in 1997 and 1996, respectively.

401(k) premiums and deposits for 1998 and 1997 increased 14% and 25%, respectively, as the result of higher recurring deposits from existing customers and sales in 1997. Assets under administration (including third-party administration) in 401(k) increased 26% over 1997 to $6.7 billion and 38% from 1996 to 1997, primarily due to strong equity markets.

Equivalent premium revenue and fee income for group life and health increased 32% from 1997 levels as the result of a combination of increased sales (41%) and the AH&L acquisition (59%). From 1996 to 1997, equivalent premium revenue and fee income had increased 4% as growth was constrained by competitive pressures.

1.      Group Life and Health

The Employee Benefits segment experienced strong sales growth during 1998 with a net increase of 593 group health care customers (versus 440 in 1997), which added 143,699 new individual health care members, excluding the AH&L acquisition. Much of the health care growth can be attributed to the introduction of new HMOs in markets with high sales potential, and the Company's ability to offer a choice of managed care products.

To position itself for the future, the Employee Benefits segment is focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment.

With a heightened sensitivity to price comes the demand for more tightly managed health plans, which is why HMO development remains Employee Benefits' most important product development initiative. In 1998, the Company licensed HMOs in Arizona, Florida, Indiana and New Jersey and applied for licenses in North Carolina and Pennsylvania. The Company also entered into agreements with another insurance carrier which will exclusively market the HMO product in various states. This type of arrangement will augment growth in the Company's HMO programs in the future.

The Company experienced a 35% increase in total health care membership, including the AH&L acquisition, from 1,675,800 at the end of 1997 to 2,266,700 at year-end 1998. Excluding the AH&L acquisition, which added 450,000 members, total health care membership increased 8%. Gatekeeper (i.e., POS and HMO) members grew 34% from 414,500 in 1997 to 556,800 in 1998 including 61,800 AH&L members. Excluding the AH&L acquisition, gatekeeper members increased 19%. The Company expects this segment of the business to grow as additional HMO licenses are obtained.

Total health care membership increased from 1996 to 1997 by 8% (1996 was the first year the Company offered HMO plans). Gatekeeper members grew 18% from 1996 to 1997.

2.      401(k)

The number of new 401(k) case sales (employer groups), including third-party administration business generated through the Company's marketing and administration arrangement with New England, decreased 33% to 800 in 1998 from 1,200 in 1997 (1,200 in 1996). The decrease in 1998 was the result of a shift in emphasis to group life and health sales. The 401(k) block of business under administration total 6,100 employer groups and more than 475,000 individual
participants,   compared  to  5,700  employer  groups  and  430,000   individual
participants in 1997, and 4,900 employer groups and 355,000 individual participants in 1996.

During 1998, the in-force block of 401(k) business continued to perform well, with customer retention of 93% versus 94% in 1997. This, combined with strong equity markets, resulted in a 26% and 39% increase in assets under management during 1998 and 1997, respectively.

In addition to the Company's internally-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders and T. Rowe Price. This strategy, supported by participant education efforts, is validated by the fact that 99% of assets contributed in 1998 were allocated to variable funds.

To promote long-term asset retention, the Company enhanced a number of products and services including prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

3.      Outlook

In 1999, the Company will continue to enhance managed care programs and services, further HMO development, seek National Committee for Quality Assurance accreditation for its HMOs, refine quality assurance programs and introduce member communications directed at health improvements. Management intends to enhance the health claims payment system in 1999 to provide medical auto-adjudication capabilities to reduce administrative expenses and improve claims processing time. The Company will enhance the 401(k) product for large cases by adding additional investment fund options, reviewing and replacing current funds, as well as offering funds outside the annuity contract. The Company plans to add the 401(k) product to AH&L's product portfolio in the latter part of 1999.

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

        (Millions)                              Years Ended December 31,
                                         ---------------------------------------
        INCOME STATEMENT                    1998           1997          1996
                                         ------------   -----------   ----------
        DATA
         Premiums                             248            368           343
         Fee income                            71             62            26
         Net investment income                802            782           747
         Realized investment gains             30              7           (18)
        (losses)
                                         ------------   -----------   ----------
         Total Revenues                     1,151          1,219         1,098

         Policyholder benefits                872          1,014           950
         Operating expenses                   141            124           101
                                         ------------   -----------   ----------
         Total benefits and expenses        1,013          1,138         1,051
                                         ------------   -----------   ----------
         Income from operations               138             81            47
         Income tax expense                    48             20             8
                                         ============   ===========   ==========
         Net Income                            90             61            39
                                         ============   ===========   ==========

         Deposits for investment-type
           contracts                        1,307            633           781
         Deposits to separate accounts        640            742           329


During 1998, the Financial Services segment experienced:

     o    significant   growth  in  participants   and  separate  account  funds
          primarily attributable to the public/non-profit  business,
     o    very good persistency in all lines of business, and
     o    strong sales of BOLI.

Net income for Financial Services increased 48% in 1998 and 56% in 1997. The improvement in earnings in 1998 reflects higher earnings from an increased asset base, an increase in investment margins, and larger capital gains on fixed maturities. The 1997 earnings improvement was the result of a reduction of the mortgage provision for asset impairments, increased fee income on a larger asset base, capital gains on fixed maturities and an increase in investment margins. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in increases in net income for the Financial Services segment of $3.6 million and $7.4 million in 1997 and 1996, respectively.

1.      Savings

Premiums decreased $5.9 million or 26%, from $22.6 million in 1997 to $16.8 million in 1998. Premiums decreased $4.0 million or 15%, from $26.7 million in 1996 to $22.6 million in 1997. The decrease in both years is attributable to the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products.

Fee income increased $8.6 million or 14%, from $62.4 million in 1997 to $71.0 million in 1998. Fee income increased $36.1 million or 137%, from $26.3 million in 1996 to $62.4 million in 1997. The growth in fee income in 1998 and 1997 was the result of new sales and increased fees on variable funds related to growth in equity markets.

Deposits for investment-type contracts increased $20.4 million or 9%, from $218.6 million in 1997 to $239.0 million in 1998. Deposits for investment-type contracts increased $4.3 million or 2%, from $214.3 million in 1996 to $218.6 million in 1997.

Deposits to separate accounts decreased $101.5 million or 14%, from $742.1 million in 1997 to $640.6 million in 1998. Deposits to separate accounts increased $413.6 million or 126% from $328.5 million in 1996 to $742.1 million in 1997. The decrease in 1998 was the result of 1997 being inflated by the receipt of a large single deposit in the amount of $120.0 million. The increase in 1997 was due to a combination of the $120.0 million deposit and the commencement of marketing a new fixed and variable qualified and non-qualified annuity product through Charles Schwab & Co., Inc., which resulted in $239.9 million in deposits to separate accounts (the amount of such deposits from Schwab in 1998 was $204.7 million).

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), increased 9% and 8% during 1998 and 1997 to $7.8 billion and $7.2 billion, respectively. Much of the growth came from the variable annuity business, which was driven by premiums and deposits and strong investment returns in the equity markets.

The Financial Services segment's savings business experienced strong growth in 1998. The number of new participants in 1998 was 151,300 compared to 129,200 in 1997 (51,900 in 1996), bringing the total lives under administration to 643,200 in 1998 and 536,200 in 1997. BenefitsCorp sold 21 new large employer cases compared to 13 in 1997 and increased the penetration of existing cases by enrolling new employees.

The Financial Services segment again experienced a very high retention rate in public/non-profit contract renewals in 1998, renewing 100% of its own large case state contracts. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

The Company continued to limit sales of GICs and to allow this block of business to contract in response to the highly competitive GIC market. As a result, GIC assets decreased 33% in 1998, to $274.8 million. In 1997, GIC assets decreased 22% from 1996, to $409.1 million.

Customer demand for investment diversification continued to grow during 1998. New contributions to variable business represented 63% of the total 1998 premiums versus 69% in 1997. The Company continues to expand the investment products available through Maxim Series Fund, Inc., and through partnership arrangements with external fund managers. Externally-managed funds offered to participants in 1998 included American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, T. Rowe Price and Vista.

Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $562.3 million in 1998, compared to $466.2 million in 1997 and $392.8 million in 1996.

FASCorp administered records for approximately 1,304,000 participants in 1998 versus 1,000,000 in 1997.

2.      Life Insurance

The  Company  continued  its  conservative   approach  to  the  manufacture  and
distribution of traditional life insurance products, while focusing on customer retention and expense management.

Individual life insurance revenue premiums and deposits of $1.3 billion in 1998 increased 71% from 1997 primarily due to reinsurance transactions with Great-West Life, which resulted in $565.8 million of premiums and deposits in 1998 versus $155.8 million in 1997. Excluding these reinsurance transactions, individual life insurance revenue premiums and deposits increased 14% from 1997 to 1998. The Company also experienced strong BOLI sales in 1998 which more than offset reductions in COLI premiums. Individual life insurance premiums and deposits decreased 14% from 1996 to 1997 due to the reduction of COLI premiums associated with 1996 legislative changes.

During 1996, the U.S. Congress enacted legislation to phase out during 1997 and 1998 the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $179.8 million in 1998 from $299.8 million in 1997 and $384.2 million in 1996, and the Company expects this decline to continue. As a result of these legislative changes, the Company has shifted its emphasis from COLI to new sales in the BOLI market. This product provides long-term benefits for bank employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $430.7 million during 1998, compared to $179.3 million in 1997. The Company continues working closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

3.      Outlook

During 1999, the Company expects to continue its growth in the third party administration area through FASCorp. Emphasis will also be placed on developing the institutional insurance and annuity markets. During 1997, communications were provided to policyholders in the public/non-profit market through the use of the internet. Increased emphasis will be placed on improving internet functionality during the upcoming year to improve this service for our customers.

d.      INVESTMENT OPERATIONS

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's general account invested assets follows:

[Millions]

                                                              1998       1997
                                                           ---------------------

   Fixed maturities, available for sale, at fair value        6,937      6,698
   Fixed maturities, held-to-maturity, at amortized cost      2,200      2,083
   Mortgage loans                                             1,133      1,236
   Real estate and common stock                                 122        133
   Short-term investments                                       420        399
   Policy loans                                               2,859      2,657
                                                           ========== ==========
       Total invested assets                                 13,671     13,206
                                                           ========== ==========

1.      Fixed Maturities

Fixed maturity investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

The distribution of the fixed maturity portfolio (both available for sale and held to maturity) by credit rating is summarized as:

        Credit Rating                                1998             1997
        -------------
                                                 --------------  ---------------
        AAA                                           45.6%           45.7%
        AA                                             9.4             8.8
        A                                             23.8            23.8
        BBB                                           20.7            20.7
        BB and Below (non-investment grade)            0.5             1.0
                                                 --------------  ---------------
           TOTAL                                     100.0%          100.0%

At December 31, 1998 and 1997, the Company owned no bonds in default.

2.      Mortgage Loans

During 1998, the mortgage portfolio declined 8% to $1.1 billion, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

The average balance of impaired loans continued to remain low at $31.2 million in 1998, compared with $37.9 million in 1997, and foreclosures totaled $3.0 million and $14.1 million in 1998 and 1997, respectively. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and overall strength in market conditions.

Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 1998 and 1997, the Company's loan portfolio included $52.9 million and $64.4 million, respectively, of non-impaired restructured loans.

3.      Real Estate and Common Stock

The Company's real estate portfolio is composed primarily of the Head Office property ($54.2 million) and properties acquired through the foreclosure of troubled mortgages ($16.3 million). The Company operates a wholly-owned real estate subsidiary, which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company is currently adding a third tower to its Head Office complex, which it anticipates completing in the year 2000.

The common stock portfolio is composed of mutual fund seed money and some private equity investments. The Company anticipates a limited participation in the stock markets in 1999.

4.      Derivatives

The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate and foreign exchange risk. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized transactions are executed. Note 6 to the Consolidated Financial Statements contains a summary of the Company's outstanding financial hedging derivatives.

5.      Outlook

General economic conditions continued to remain strong during 1998. The Company does not expect to recognize any asset writedowns or restructurings in 1999 that would result in a material adverse effect upon the Company's financial condition.

E.      LIQUIDITY AND CAPITAL RESOURCES

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

The Company has a commitment to fund an addition to its Head Office complex over the next 18 months, totaling approximately $30.0 million.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $596.3 million and $525.4 million as of December 31, 1998 and 1997, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $39.7 million of commercial paper outstanding at December 31, 1998, compared with $54.1 million at December 31, 1997. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

F.      ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of December 31, 1998. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

See the Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

G.      YEAR 2000 ISSUE

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

The Company has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems) and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. The Company is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

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

As of December 31, 1998, the Company had completed impact analysis (phase 1) and solution planning (phase 2) for all of its core systems and was more than 95% complete for phases 1 and 2 with respect to its systems as a whole. In addition, the Company was approximately 87% complete with respect to conversion and renovation (phase 3), 79% complete with respect to testing (phase 4), and 78% complete with respect to implementation (phase 5).

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

On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Company has spent approximately $9.7 million on its Y2K project through the end of December 1998 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from the Company's cash flow from operations. The Company has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

In an effort to mitigate risks associated with Y2K failures, the Company is in the process of developing contingency plans to address core functions, including relations with third parties. It is the Company's expectation that contingency plans will address possible failures generated internally, by vendors or business partners, and by customers. Possible general approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match the liability product cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments. The Company can then react to changing interest rates sooner as these assets mature for reinvestment.

The Company also manages risk with interest rate derivatives such as interest rate caps that pay when interest rates rise. These derivatives are only used to reduce risk and are not used for speculative purposes.

To manage foreign currency exchange risk, the Company uses currency swaps to convert the foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

The Company has estimated the possible effects of interest rate changes at December 31, 1998. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $351 million. This calculation uses projected asset cash flows, discounted back to December 31, 1998. The cash flow projections uses the Company's estimate of prepayments on residential mortgages and other assets where the timing of the borrower's repayment or prepayment might be affected by a change in interest rates.

The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $10 million per year. The Company is managing this risk for 1999 with a derivative swap that pays the Company a fixed return in exchange for the performance of a combination of equity and bond indexes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Consolidated Financial Statements for the Years Ended December 31, 1998, 1997, and 1996 and the Independent Auditors' Report thereon.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
 (An indirect wholly-owned subsidiary of The Great-West Life Assurance Company)

       Consolidated Financial Statements for the Years Ended December 31,
              1998, 1997, and 1996 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company (an indirect wholly-owned subsidiary of The Great-West Life Assurance Company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Denver, Colorado
January 25, 1999

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Dollars in Thousands)

                                                              1998                  1997
                                                       --------------------   ------------------
ASSETS

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value
      $2,298,936 and $2,151,476)                     $       2,199,818     $         2,082,716
    Available-for-sale, at fair value (amortized
cost
      $6,752,532 and $6,541,422)                             6,936,726               6,698,629
  Common stock, at fair value (cost $41,932 and                 48,640                  39,021
    $34,414)
  Mortgage loans on real estate, net                         1,133,468               1,235,594
  Real estate, net                                              73,042                  93,775
  Policy loans                                               2,858,673               2,657,116
  Short-term investments, available-for-sale (cost
    approximates fair value)                                   420,169                 399,131
                                                       --------------------   ------------------

        Total Investments                                   13,670,536              13,205,982

Cash                                                           176,119                 126,278
Reinsurance receivable
  Related party                                                  5,006                   1,950
  Other                                                        187,952                  82,414
Deferred policy acquisition costs                              238,901                 255,442
Investment income due and accrued                              157,587                 165,827
Other assets                                                   311,078                 121,543
Premiums in course of collection                                84,940                  77,008
Deferred income taxes                                          191,483                 193,820
Separate account assets                                     10,099,543               7,847,451
                                                       --------------------   ------------------




TOTAL ASSETS                                         $      25,123,145     $        22,077,715
                                                       ====================   ==================


See notes to consolidated financial statements.

                                                           1998         1997
                                                      ------------- ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
POLICY BENEFIT LIABILITIES:
    Policy reserves
      Related party                                        555,300        17,774
      Other                                             11,284,414    11,084,945
    Policy and contract claims                             491,932       375,499
    Policyholders' funds                                   181,779       165,106
    Provision for policyholders' dividends                  69,530        62,937
GENERAL LIABILITIES:
    Due to Parent Corporation                               52,877       126,656
    Repurchase agreements                                  244,258       325,538
    Commercial paper                                        39,731        54,058
    Other liabilities                                      761,505       689,967
    Undistributed earnings on participating business       143,717       141,865
    Separate account liabilities                        10,099,543     7,847,451
                                                      ------------- ------------
        Total Liabilities                               23,924,586    20,891,796
                                                      ------------- ------------

COMMITMENTS AND CONTINGENCIES

                                                                       1998         1997
STOCKHOLDER'S EQUITY:                                             ------------- ------------
    Preferred stock, $1 par value, 50,000,000 shares authorized
        Series A, cumulative, 1,500 shares authorized,
          liquidation value of $100,000 per share,
          0 and 600 shares issued and outstanding                                  60,000
        Series B, cumulative, 1,500 shares authorized,
          liquidation value of $100,000 per share,
          0 and 200 shares issued and outstanding                                  20,000
        Series C, cumulative, 1,500 shares authorized,
          none outstanding
        Series D, cumulative, 1,500 shares authorized,
          none outstanding
        Series E, non-cumulative, 2,000,000 shares
          authorized, liquidation value of $20.90 per share,
          0 and 2,000,000 shares issued and outstanding                            41,800
    Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding         7,032             7,032
    Additional paid-in capital                                  699,556           690,748
    Accumulated other comprehensive income                       61,560            52,807
    Retained earnings                                           430,411           313,532
                                                             -------------   --------------
        Total Stockholder's Equity                            1,198,559         1,185,919
                                                             -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   25,123,145   $    22,077,715
                                                             =============   ==============


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(Dollars in Thousands)

                                                        1998            1997           1996
                                                    -------------   -------------  -------------
REVENUES:
  Premiums
    Related party (net of premiums
       recaptured totaling $0,
      $155,798, and $164,839)                    $       46,191  $      155,798  $     164,839
    Other (net of premiums ceded
      totaling $86,409, $61,152, and $60,589)           948,672         677,381        664,610
  Fee income                                            516,052         420,730        347,519
  Net investment income
    Related party                                        (9,416)         (8,957)       (26,082)
    Other                                               906,776         890,630        860,719
  Net realized gains (losses) on investments             38,173           9,800        (21,078)
                                                    -------------   -------------  -------------
                                                      2,446,448       2,145,382      1,990,527
                                                    -------------   -------------  -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $81,205,
    $44,871 and $52,675)                                768,474         543,903        515,750
  Increase in reserves
    Related party                                        46,191         155,798        164,839
    Other                                                78,851          90,013         64,359
  Interest paid or credited to contractholders          491,616         527,784        561,786
  Provision for policyholders' share of earnings
    (losses) on participating business                    5,908           3,753             (7)
  Dividends to policyholders                             71,429          63,799         49,237
                                                    -------------   -------------  -------------
                                                      1,462,469       1,385,050      1,355,964
  Commissions                                           144,246         102,150        106,561
  Operating expenses (income):
    Related party                                        (4,542)         (6,292)       304,599
    Other                                               517,676         431,714         33,435
  Premium taxes                                          30,848          24,153         25,021
                                                    -------------   -------------  -------------
                                                      2,150,697       1,936,775      1,825,580
INCOME BEFORE INCOME TAXES                              295,751         208,607        164,947
                                                    -------------   -------------  -------------
PROVISION FOR INCOME TAXES:
  Current                                                81,770          61,644         45,934
  Deferred                                               17,066         (11,797)       (15,562)
                                                    -------------   -------------  -------------
                                                         98,836          49,847         30,372
                                                    -------------   -------------  -------------
NET INCOME                                       $      196,915  $      158,760  $     134,575
                                                    =============   =============  =============




See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(Dollars in Thousands)

                                                                                                          Accumulated
                                                                                     Additional            Other
                                    Preferred Stock             Common Stock          Paid-in           Comprehensive     Retained
                               --------------------------  -----------------------
                                 Shares       Amount       Shares     Amount    Capital       Income       Earnings      Total
                               ------------ -----------  ----------- --------- ------------- ------------- ----------  ------------
BALANCE, JANUARY 1, 1996       2,000,800     121,800     7,032,000      7,032     657,265       58,763     148,261      993,121

   Net income                                                                                              134,575      134,575
   Other comprehensive loss                                                                    (43,812)                 (43,812)
                                                                                                                      ------------
Total comprehensive income                                                                                               90,763
                                                                                                                      ------------
Capital contributions                                                               7,000                                 7,000
Dividends                                                                                                  (56,670)     (56,670)
                               ------------ -----------  ----------- --------- -------------------------------------- ------------
BALANCE, DECEMBER 31, 1996     2,000,800     121,800     7,032,000      7,032     664,265       14,951     226,166    1,034,214




   Net income                                                                                              158,760      158,760
   Other comprehensive income                                                                   37,856                   37,856
                                                                                                                      ------------
Total comprehensive income                                                                                              196,616
                                                                                                                      ------------
Capital contributions                                                              26,483                                26,483
Dividends                                                                                                  (71,394)     (71,394)
                               ------------ -----------  ----------- --------- ------------- ------------- ----------  ------------
BALANCE, DECEMBER 31, 1997     2,000,800     121,800     7,032,000      7,032     690,748       52,807     313,532    1,185,919

   Net income                                                                                              196,915      196,915
   Other comprehensive income                                                                    8,753                    8,753
                                                                                                                      ------------
Total comprehensive income                                                                                              205,668
                                                                                                                      ------------
Capital contributions                                                               8,808                                 8,808
Dividends                                                                                                  (80,036)     (80,036)
Purchase of preferred shares   (2,000,800)  (121,800)                                                                  (121,800)
                               ------------ -----------  ----------- --------- ------------ -------------- ----------  ------------
BALANCE, DECEMBER 31, 1998             0           0     7,032,000      7,032     699,556       61,560     430,411    1,198,559
                               ============ ===========  =========== ========= =========== =============== ==========  ============








See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(Dollars in Thousands)

                                                         1998            1997          1996
                                                     -------------   -------------  ------------
OPERATING ACTIVITIES:
  Net income                                      $      196,915  $      158,760  $     134,575
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain (loss) allocated to participating
        policyholders                                      5,908           3,753             (7)
      Amortization of investments                        (15,068)            409         15,518
      Realized losses (gains) on disposal of
        investments and provisions for mortgage
        loans and real estate                            (38,173)         (9,800)        21,078
      Amortization                                        55,550          46,929         49,454
      Deferred income taxes                               17,066         (11,824)       (14,658)
  Changes in assets and liabilities:
      Policy benefit liabilities                         938,444         498,114        358,393
      Reinsurance receivable                             (43,643)        112,594        136,966
      Accrued interest and other receivables              28,467          30,299         24,778
      Other, net                                        (184,536)         64,465        (13,676)
                                                     -------------   -------------  ------------
        Net cash provided by operating activities        960,930         893,699        712,421
                                                     -------------   -------------  ------------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
         Held-to maturity
        Sales                                              9,920
        Maturities and redemptions                       471,432         359,021        516,838
         Available-for-sale
        Sales                                          6,169,678       3,174,246      3,569,608
        Maturities and redemptions                     1,268,323         771,737        803,369
    Mortgage loans                                       211,026         248,170        235,907
    Real estate                                           16,456          36,624          2,607
    Common stock                                           3,814          17,211          1,888
  Purchases of investments:
    Fixed maturities
         Held-to-maturity                               (584,092)       (439,269)      (453,787)
         Available-for-sale                           (7,410,485)     (4,314,722)    (4,753,154)
    Mortgage loans                                      (100,240)         (2,532)       (23,237)
    Real estate                                           (4,581)        (64,205)       (15,588)
    Common stock                                         (10,020)        (29,608)       (12,113)
                                                     -------------   -------------  ------------
        Net cash provided by (used in)
          investing activities                    $       41,231  $     (243,327) $    (127,662)
                                                     =============   =============  ============


                                                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
(Dollars in Thousands)

                                                       1998            1997            1996
                                                   --------------  --------------  -------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits         $     (507,237)  $    (577,538)  $    (413,568)
  Due to Parent Corporation                            (73,779)        (19,522)          1,457
  Dividends paid                                       (80,036)        (71,394)        (56,670)
  Net commercial paper repayments                      (14,327)        (30,624)           (172)
  Net repurchase agreements (repayments)
    borrowings                                         (81,280)         38,802         (88,563)
  Capital contributions                                  8,808          11,000           7,000
  Purchase of preferred shares                        (121,800)
  Acquisition of subsidiary                            (82,669)
                                                   --------------  --------------  -------------
                                                   --------------  --------------  -------------
        Net cash used in financing activities         (952,320)       (649,276)       (550,516)
                                                   --------------  --------------  -------------

NET INCREASE IN CASH                                    49,841           1,096          34,243

CASH, BEGINNING OF YEAR                                126,278         125,182          90,939
                                                   --------------  --------------  -------------

CASH, END OF YEAR                               $      176,119   $     126,278   $     125,182
                                                   ==============  ==============  =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                $      111,493   $      86,829   $     103,700
    Interest                                            13,849          15,124          15,414
















See notes to consolidated financial statements.               (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 (Amounts in Thousands, except Share Amounts)

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization - Great-West Life & Annuity Insurance Company (the Company) is an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (the Parent Corporation). The Company is an insurance company domiciled in the State of Colorado. The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States.

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

        Certain reclassifications, primarily related to the presentation of related party transactions and the classification of the release of a contingent liability (see Note 10) have been made to the 1997 and 1996 financial statements.

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

               Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as accumulated other comprehensive income in stockholder's equity. The net unrealized gains and losses on derivative financial instruments used to hedge available-for-sale securities are also included in other comprehensive income.

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

               The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb possible credit losses on its impaired loans and to provide adequate provision for any possible losses inherent in the loan portfolio. Management's judgment is based on past loss experience, current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

        3. Real estate is carried at cost. The carrying value of real estate is subject to periodic evaluation of recoverability.

        4. Investments in common stock are carried at fair value.

        5. Policy loans are carried at their unpaid balances.

        6. Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost. The Company considers short-term investments to be available-for-sale and amortized cost approximates fair value.

        7.     Gains  and  losses   realized  on  disposal  of  investments  are
               determined on a specific identification basis.

        Cash - Cash includes only amounts in demand deposit accounts.

        Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Other costs capitalized include expenses associated with the Company's group sales representatives. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $51,724, $44,298, and $47,089 in 1998, 1997, and 1996, respectively.

        Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, Inc., both diversified, open-end management investment companies which are affiliates of the Company, shares of other external mutual funds, or government or corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees, and mortality and expense risk charges.

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $6,866,478 and $5,741,596 at December 31, 1998 and 1997, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,908,964 and $5,346,516 at December 31, 1998 and 1997, respectively, are established at the contractholder's account value.

        Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet (see Note 3). The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

        Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.


        Participating Fund Account - Participating life and annuity policy reserves are $4,108,314 and $3,901,297 at December 31, 1998 and 1997,
        respectively. Participating business approximates 32.7% and 50.5% of the Company's ordinary life insurance in force and 71.9% and 91.1% of ordinary life insurance premium income at December 31, 1998 and 1997, respectively.

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

        The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from the Parent under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA net of a management fee paid to the Company accrue solely for the benefit of the acquired participating policyholders.

        Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Fee income is derived primarily from contracts for claim processing or other administrative services and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk changes, are recognized when due. Benefits and expenses on policies with life contingencies impact premium income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. The average crediting rate on annuity products was approximately 6.3%, 6.6%, and 6.8% in 1998, 1997, and 1996.

        Income Taxes - Income taxes are recorded using the asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset, net of a valuation allowance, will be realized.

        Repurchase Agreements and Securities Lending - The Company enters into repurchase agreements with third-party broker/dealers in which the Company sells securities and agrees to repurchase substantially similar securities at a specified date and price. Such agreements are accounted for as collateralized borrowings. Interest expense on repurchase agreements is recorded at the coupon interest rate on the underlying securities. The repurchase fee received or paid is amortized over the term of the related agreement and recognized as an adjustment to investment income.

        The Company requires collateral in an amount greater than or equal to 102% of the borrowing for all securities lending transactions.

        The Company  implemented  Statement  of Financial  Accounting  Standards
        (SFAS) No. 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" in 1998 as it relates to repurchase agreements and securities lending arrangements. The implementation of this statement had no material effect on the Company's financial statements.

        Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk. Such hedging activity consists of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts and equity swaps. The differential paid or received under the terms of these contracts is recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.

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

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of December 31, 1998. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

        Stock Options - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. This Statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to stock-based compensation awards to employees and has disclosed the required pro forma effect on net income (see Note 13).

2.      ACQUISITION

        On July 8, 1998, the Company paid $82,669 in cash to acquire all of the outstanding shares of Anthem Health & Life Insurance Company (AH&L). The purchase price was based on AH&L's adjusted book value, and is subject to further minor adjustments. The results of AH&L's operations, which had an insignificant effect on net income, have been combined with those of the Company since the date of acquisition.

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $379,934 and $317,440, respectively. The balance of the purchase price, $20,175, was recorded as excess cost over net assets acquired (goodwill) and is being amortized over 30 years on a straight-line basis. Management intends to finalize its allocation of the purchase price within a year of the transaction, which will likely result in a reallocation of the purchase price, which is not expected to be material.

3.      RELATED-PARTY TRANSACTIONS

        On December 31, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $859 in premium income and an increase in reserves, associated with certain policies, as a result of this transaction. Of the $137,638 in reserves that were recorded as a result of this transaction, $136,779 was recorded under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS No. 97"), accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at December 31, 1998 as a result of this transaction:

        Assets                         Liabilities and Stockholder's Equity

        Cash                             24,600    Policy reserves    137,638
        Deferred income taxes             3,816
        Policy loans                     82,649
        Due from Parent Corporation      19,753
        Other                             6,820
                                      -----------                    -----------
                                        137,638                       137,638

        In connection with this transaction, the Parent Corporation made a capital contribution of $5,608 to the Company.

        On September 30, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $45,332 in premium income and an increase in reserves as a result of this transaction. Of the $428,152 in reserves that were recorded as a result of this transaction, $382,820 was recorded under SFAS No. 97 accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at September 30, 1998 as a result of this transaction:

        Assets                       Liabilities and Stockholder's Equity

        Bonds                            $    147,475   Policy reserves           $   428,152
        Mortgages                              82,637   Due to Parent Corporation      20,820
        Cash                                  134,900
        Deferred policy acquisition             9,724
        costs
        Deferred income taxes                  15,762
        Policy loans                           56,209
        Other                                   2,265
                                            ----------                               -----------
                                         $    448,972                             $   448,972

        In connection with this transaction, the Parent Corporation made a capital contribution of $3,200 to the Company.

        On September 30, 1998, the Company purchased furniture, fixtures and equipment from the Parent Corporation for $25,184. In February 1997, the Company purchased the corporate headquarters properties from the Parent Corporation for $63,700.

        On June 30, 1997, the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded $155,798 in premium income and an increase in reserves as a result of this transaction. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at June 30, 1997 as a result of this transaction:

        Assets              Liabilities and Stockholder's Equity

        Cash        160,000   Policy reserves                  155,798
        Bonds        17,975   Due to Parent Corporation         20,373
        Other            60   Deferred income taxes              2,719
                              Undistributed earnings on
                                participating business            (855)
                 -----------                                ---------------
                    178,035                                    178,035

        In connection with this transaction, the Parent Corporation made a capital contribution of $11,000 to the Company.

        On  October  31,  1996,  the  Company  recaptured  certain  pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded $164,839 in premium income and an increase in reserves as a result of this transaction. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at October 31, 1996 as a result of this transaction:

        Assets                Liabilities and Stockholder's Equity

        Cash           162,000     Policy reserves                   164,839
        Mortgages       19,753     Due to Parent Corporation          16,180
        Other              118     Deferred income taxes               1,283
                                   Undistributed earnings on
                                     participating business             (431)
                    ------------                                  --------------
                       181,871                                       181,871

        In connection with this transaction, the Parent Corporation made a capital contribution of $7,000 to the Company.

        Effective January 1, 1997, all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. All related employee benefit plan assets and liabilities were also transferred to the Company (see Note 9). The transfer did not have a material effect on the Company's operating expenses as the actual costs associated with the employees and the benefit plans were charged previously to the Company under administrative service agreements between the Company and the Parent Corporation.

        Prior to January 1997, the Parent Corporation administered, distributed, and underwrote business for the Company and administered the Company's investment portfolio under various administrative agreements. Since January 1, 1997, the Company has performed these services for the U.S. operations of the Parent Corporation. The following represents revenue from or payments made to the Parent Corporation for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force.

                            Years Ended December 31,
                                                      ------------------------------------------
                                                         1998           1997           1996
                                                      ------------   ------------   ------------

        Investment management revenue (expense)    $        475   $        801   $     (14,800)
        Administrative and underwriting revenue
         (payments)                                       4,542          6,292        (304,599)

        At December 31, 1998 and 1997, due to Parent Corporation includes $17,930 and $8,957 due on demand and $34,947 and $117,699 of notes payable which bear interest and mature at various dates through June 15, 2008. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to the Parent Corporation bear interest at the public bond rate (6.1% and 7.1% at December 31, 1998 and 1997, respectively) while the remainder bear interest at various rates ranging from 5.4% to 6.6%. Interest expense attributable to these payables was $9,891, $9,758, and $11,282 for the years ended December 31, 1998, 1997 and 1996, respectively.

4.      REINSURANCE

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998 and 1997, the reinsurance receivable had a carrying value of $192,958 and $84,364, respectively.

        The following schedule details life insurance in force and life and accident/health premiums:



                                             Ceded         Assumed                    Percentage
                                          Primarily to    Primarily                    of Amount
                               Gross       the Parent     from Other       Net          Assumed
                               Amount     Corporation     Companies       Amount        to Net
                            ------------- -------------  ------------- -------------  ------------
        December 31, 1998:
          Life insurance in force:
            Individual    $   34,017,379 $   4,785,079 $    8,948,442 $  38,180,742     23.44%
            Group             81,907,539                    2,213,372    84,120,911      2.63%
                            ============= =============  ============= =============
                Total     $  115,924,918 $   4,785,079 $   11,161,814 $ 122,301,653
                            ============= =============  ============= =============

          Premium Income:
            Life          $      352,710 $      24,720 $       65,452 $     393,442     16.6%
        insurance
                                 571,992        61,689         74,284       584,587     12.7%
        Accident/health
                            ============= =============  ============= =============
                Total     $      924,702 $      86,409 $      139,736 $     978,029
                            ============= =============  ============= =============
        December 31, 1997:
          Life insurance in force:
            Individual    $   24,598,679 $   4,040,398 $    3,667,235 $  24,225,516     15.1%
            Group             51,179,343                    2,031,477    53,210,820      3.8%
                            ============= =============  ============= =============
                Total     $   75,778,022 $   4,040,398 $    5,698,712 $  77,436,336
                            ============= =============  ============= =============

          Premium Income:
            Life          $      320,456 $   (127,388) $       19,923 $     467,767      4.1%
        insurance
                                 341,837        32,645         34,994       344,186     10.0%
        Accident/health
                            ============= =============  ============= =============
                Total     $      662,293 $    (94,743) $       54,917 $     811,953
                            ============= =============  ============= =============

        December 31, 1996:
          Life insurance in force:
            Individual    $   23,409,823 $   5,246,079 $    3,482,118 $  21,645,862     16.1%
            Group             47,682,237                    1,817,511    49,499,748      3.7%
                            ============= =============  ============= =============
                Total     $   71,092,060 $   5,246,079 $    5,299,629 $  71,145,610
                            ============= =============  ============= =============

          Premium Income:
            Life          $      307,516 $   (111,743) $       19,633 $     438,892      4.2%
        insurance
                                 339,284         7,493         34,242       366,033      9.4%
        Accident/health
                            ============= =============  ============= =============
                Total     $      646,800 $   (104,250) $       53,875 $     804,925
                            ============= =============  ============= =============

5.      NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

        Net investment income is summarized as follows:

                            Years Ended December 31,
                                                      ---------------------------------------------
                                                          1998            1997            1996
                                                      -------------   -------------   -------------
        Investment income:
          Fixed maturities and short-term          $       638,079 $       633,975 $       601,913
        investments
          Mortgage loans on real estate                    110,170         118,274         140,823
          Real estate                                       20,019          20,990           5,292
          Policy loans                                     180,933         194,826         175,746
          Other                                                285              18           1,316
                                                      -------------   -------------   -------------
                                                           949,486         968,083         925,090
        Investment expenses, including interest
        on
          amounts charged by the Parent                     52,126          86,410          90,453
        Corporation
          of $9,891, $9,758, and $11,282
                                                      -------------   -------------   -------------
        Net investment income                      $       897,360 $       881,673 $       834,637
                                                      =============   =============   =============

        Net realized gains (losses) on investments are as follows:

                                                                 Years Ended December 31,
                                                        -------------------------------------------
                                                            1998          1997           1996
                                                        -------------  ------------  --------------
        Realized gains (losses):
          Fixed maturities                            $       38,391 $      15,966 $      (11,624)
          Mortgage loans on real estate                          424         1,081           1,143
          Real estate                                                          363
          Provisions                                           (642)       (7,610)        (10,597)
                                                        =============  ============  ==============
        Net realized gains (losses) on investment     $       38,173 $       9,800 $      (21,078)
                                                        =============  ============  ==============





6.    SUMMARY OF INVESTMENTS

      Fixed maturities owned at December 31, 1998 are summarized as follows:

                                                    Gross         Gross       Estimated
                                   Amortized     Unrealized     Unrealized       Fair       Carrying
                                      Cost          Gains         Losses        Value        Value
                                   -----------   ------------   -----------   -----------  -----------
      Held-to-Maturity:
        U.S. Treasury
      Securities
          and obligations of    $      34,374 $        1,822 $             $      36,196 $     34,374
      U.S.
          Government Agencies
        Collateralized mortgage
          obligations                                                  194
                                       10,135                                      9,941       10,135
        Public utilities              213,256         12,999           460       225,795      213,256
        Corporate bonds             1,809,957         78,854         3,983     1,884,828    1,809,957
        Foreign governments                              782
                                       10,133                                     10,915       10,133
        State and                     121,963          9,298                     131,261      121,963
      municipalities
                                   -----------   ------------   -----------   -----------  -----------
                                $   2,199,818 $      103,755 $     4,637 $     2,298,936 $  2,199,818
                                   ===========   ============   =========     ===========  ===========
       Available-for-Sale:
        U.S. Treasury
      Securities
          and obligations of
      U.S.
          Government Agencies:
            Collateralized
               mortgage
               obligations      $     863,479 $       39,855 $       1,704 $     901,630 $    901,630
            Direct mortgage
      pass-
               through                467,100          4,344           692       470,752      470,752
      certificates
            Other                     191,138          1,765           788       192,115      192,115
        Collateralized mortgage
          obligations                 926,797         16,260         1,949       941,108      941,108
        Public utilities              464,096         14,929            36       478,989      478,989
        Corporate bonds             3,557,209        123,318        17,420     3,663,107    3,663,107
        Foreign governments                            2,732
                                       56,505                                     59,237       59,237
        State and                     226,208          4,588         1,008       229,788      229,788
      municipalities
                                   -----------   ------------   -----------   -----------  -----------
                                $   6,752,532 $      207,791 $      23,597 $   6,936,726 $  6,936,726
                                   ===========   ============   ===========   ===========  ===========

      Fixed maturities owned at December 31, 1997 are summarized as follows:

                                                    Gross         Gross      Estimated
                                   Amortized     Unrealized    Unrealized       Fair       Carrying
                                      Cost          Gains        Losses        Value        Value
                                   -----------   ------------  ------------  -----------  -----------
      Held-to-Maturity:
          U.S. Treasury
            Securities
            and obligations of
      U.S.
            Government Agencies  $             $       1,186 $          25 $            $
                                       25,883                                    27,044       25,883
          Collateralized
      mortgage
             obligations                                 174
                                        5,006                                     5,180        5,006
          Public utilities                            11,214             3      256,605      245,394
                                      245,394
          Corporate bonds           1,668,710         57,036         3,069    1,722,677    1,668,710
          Foreign governments                            659
                                       10,268                                    10,927       10,268
          State and                                    1,588                    129,043      127,455
      municipalities                  127,455
                                   -----------   ------------  ------------  -----------  -----------
                                 $  2,082,716  $      71,857 $       3,097 $  2,151,476 $  2,082,716
                                   ===========   ============  ============  ===========  ===========


                                                     Gross         Gross       Estimated
                                     Amortized     Unrealized    Unrealized       Fair       Carrying
                                       Cost          Gains         Losses        Value        Value
                                    ------------   -----------   -----------   -----------  -----------
      Available-for-Sale:
        U.S. Treasury Securities
          and obligations of
      U.S.
          Government Agencies:
            Collateralized
      mortgage
               obligations       $              $     17,339  $        310  $     670,004 $    670,004
                                      652,975

           Direct mortgage
      pass-
               through                                 7,911         2,668        922,459      922,459
      certificates                    917,216
            Other                                      1,794           244        298,887      298,887
                                      297,337

        Collateralized mortgage
           obligations                                19,494         1,453        700,199      700,199
                                      682,158

        Public utilities                               8,716         1,320        556,831      556,831
                                      549,435

        Corporate bonds               3,265,039      107,740         4,350      3,368,429    3,368,429

        Foreign governments                            4,115            60        135,641      135,641
                                      131,586

        State and municipalities                         503                       46,179       46,179
                                       45,676
                                    ------------   -----------   -----------   -----------  -----------
                                 $    6,541,422 $    167,612  $     10,405  $   6,698,629 $  6,698,629
                                    ============   ===========   ===========   ===========  ===========

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

      The amortized cost and estimated fair value of fixed maturity investments at December 31, 1998, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Held-to-Maturity               Available-for-Sale
                        ------------------------------  --------- --------------
                         Amortized      Estimated     Amortized     Estimated
                           Cost        Fair Value       Cost       Fair Value
                        ------------- -------------- ------------ --------------
Due in one year or less     316,174        321,228       235,842       252,067
Due after one year
  through five years        925,016        961,592     1,279,123     1,309,202
Due after five years
  through ten years         675,444        722,685       769,278       803,498
Due after ten years         130,480        138,119       449,273       457,785
Mortgage-backed
  securities                 10,135          9,941     2,257,376     2,313,490
Asset-backed securities     142,569        145,371     1,761,640     1,800,684
                        ============= ============== ============= =============
                          2,199,818      2,298,936     6,752,532     6,936,726
                        ============= ============== ============= =============

      Proceeds from sales of securities available-for-sale were $6,169,678, $3,174,246, and $3,569,608 during 1998, 1997, and 1996, respectively. The realized gains on such sales totaled $41,136, $20,543, and $24,919 for 1998, 1997, and 1996, respectively. The realized losses totaled $8,643, $10,643, and $40,748 for 1998, 1997, and 1996, respectively. During the years 1998, 1997, and 1996 held-to-maturity securities with an amortized cost of $9,920, $0, and $0 were sold due to credit deterioration with insignificant gains and losses.

      At December 31, 1998 and 1997, pursuant to fully collateralized securities lending arrangements, the Company had loaned $115,168 and $162,817 of fixed maturities, respectively.

      The Company engages in hedging activities to manage interest rate and exchange risk. The following table summarizes the 1998 financial hedge instruments:

                                  Notional            Strike/Swap
     December 31, 1998             Amount                 Rate                   Maturity
     ------------------------   --------------  -------------------------  ---------------------

     Interest Rate Floor     $      100,000          4.50% (LIBOR)                11/99
     Interest Rate Caps           1,070,000       6.75% - 11.82% (CMT)        12/99 - 10/03
     Interest Rate Swaps            242,451          4.95% - 9.35%            08/99 - 02/03
     Foreign Currency
       Exchange Contracts            34,123               N/A                 05/99 - 07/06
     Equity Swap                     95,652              4.00%                    12/99

     The following table summarizes the 1997 financial hedge instruments:

                                  Notional            Strike/Swap
     December 31, 1997             Amount                Rate                    Maturity
     ------------------------   -------------- --------------------------  ---------------------

     Interest Rate Floor     $      100,000          4.5% (LIBOR)                  1999
     Interest Rate Caps             565,000      6.75% - 11.82% (CMT)          1999 - 2002
     Interest Rate Swaps            212,139          6.20% - 9.35%            01/98 - 02/03
     Foreign Currency
       Exchange Contracts            57,168               N/A                 09/98 - 07/06
     Equity Swap                    100,000              5.64%                    12/98

      LIBOR - London Interbank Offered Rate
      CMT - Constant Maturity Treasury Rate

      The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 1998, approximately 33% of the Company's mortgage loans were collateralized by real estate located in California.

      The following represents impairments and other information with respect to impaired loans:

                                                                      1998             1997
                                                                 ---------------   -------------

      Loans with related allowance for credit losses of
        $2,492 and $2,493                                     $        13,192   $       13,193
      Loans with no related allowance for credit losses                10,420           20,013
      Average balance of impaired loans during the year                31,193           37,890
      Interest income recognized (while impaired)                       2,308            2,428
      Interest income received and recorded (while impaired)
        using the cash basis method of recognition                      2,309            2,484

      As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms that are not impaired, aggregated $52,913 and $64,406 at December 31, 1998 and 1997, respectively.

      The following table presents changes in allowance for credit losses:

                                      1998          1997         1996
                                 ------------- ------------- --------------

     Balance, beginning of year      67,242        65,242         63,994
     Provision for loan losses          642         4,521          4,470
     Chargeoffs                        (787)       (2,521)        (3,468)
     Recoveries                         145                          246
                                 ============= ============= ==============
     Balance, end of year            67,242        67,242         65,242
                                 ============= ============= ==============

7.    COMMERCIAL PAPER

      The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 1998, commercial paper outstanding had maturities ranging from 69 to 118 days and interest rates ranging from 5.10% to 5.22%. At December 31, 1997, maturities ranged from 41 to 99 days and interest rates ranged from 5.6% to 5.8%.

8.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                               December 31,
                                         ----------------------------------------------------------
                                                    1998                          1997
                                         ----------------------------  ----------------------------
                                          Carrying       Estimated       Carrying      Estimated
                                           Amount        Fair Value       Amount       Fair Value
                                         ------------   -------------  -------------  -------------
      ASSETS:
         Fixed maturities and
           short-term investments     $    9,556,713 $   9,655,831   $   9,180,476  $  9,249,235
         Mortgage loans on real
           estate                          1,133,468     1,160,568       1,235,594     1,261,949
         Policy loans                      2,858,673     2,858,673       2,657,116     2,657,116
         Common stock                         48,640        48,640          39,021        39,021

      LIABILITIES:
         Annuity contract reserves
           without life contingencies      4,908,964     4,928,800       5,346,516     5,373,818
         Policyholders' funds                181,779       181,779         165,106       165,106
         Due to Parent Corporation            52,877        52,877         126,656       124,776
         Repurchase agreements               244,258       244,258         325,538       325,538
         Commercial paper                     39,731        39,731          54,058        54,058

      HEDGE CONTRACTS:
         Interest rate floor                      17            17              25            25
         Interest rate caps                      971           971             130           130
         Interest rate swaps                   6,125         6,125           4,265         4,265
         Foreign currency exchange
           contracts                             689           689           3,381         3,381
         Equity swap                          (8,150)       (8,150)            856           856

      The estimated fair value of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

      The fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts, utilizing current crediting rates for similar products.

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

      The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net gain position for interest rates swaps are $0 of unrealized losses in 1998 and 1997. Included in the net gain position for foreign currency exchange contracts are $932 and $0 of loss exposures in 1998 and 1997, respectively.

9.    EMPLOYEE BENEFIT PLANS

      Effective January 1, 1997, all employees of the U.S. operations of the Parent Corporation and the related benefit plans were transferred to the Company. See Note 3 for further discussion.

      The Company's Parent had previously accounted for the pension plan under the Canadian Institute of Chartered Accountants (CICA) guidelines and had recorded a prepaid pension asset of $19,091. As U.S. generally accepted accounting principles do not materially differ from these CICA guidelines and the transfer was between related parties, the prepaid pension asset was transferred at carrying value. As a result, the Company recorded the following effective January 1, 1997:

      Prepaid pension cost   19,091      Undistributed earnings on     3,608
                                           participating business
                                         Stockholder's equity         15,483
                           ------------                            -----------
                             19,091                                   19,091

      The following table summarizes changes from 1997 to 1998 and from 1996 to 1997, in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. There is no additional minimum pension liability required to be recognized. There were no amendments to the plans due to the acquisition of AH&L.



                                                                            Post-Retirement
                                                 Pension Benefits            Medical Plan
                                             -------------------------  ------------------------
                                                1998         1997          1998         1997
                                             -----------  ------------  -----------  -----------
      Change in benefit obligation
      Benefit obligation at beginning of   $   115,057  $   96,417    $    19,454  $    16,160
      year
      Service cost                               6,834       5,491          1,365        1,158
      Interest cost                              7,927       7,103          1,341        1,191
      Actuarial gain (loss)                      5,117       9,470         (1,613)       1,500
      Benefits paid                             (3,630)     (3,424)          (603)        (555)
                                             -----------  ------------  -----------  -----------
      Benefit obligation at end of year        131,305     115,057         19,944       19,454
                                             -----------  ------------  -----------  -----------

      Change in plan assets
      Fair value of plan assets at
        beginning of year                      162,879     138,221
      Actual return on plan assets              23,887      28,082
      Benefits paid                             (3,630)     (3,424)
                                             -----------  ------------  -----------  -----------
      Fair value of plan assets at end of
        year                                   183,136     162,879
                                             -----------  ------------  -----------  -----------

      Funded status                             51,831      47,822        (19,944)     (19,454)
      Unrecognized net actuarial loss          (11,405)     (6,326)          (113)       1,500
      Unrecognized net obligation or
      (asset)
        at transition                          (19,684)    (21,198)        14,544       15,352
                                             ===========  ============  ===========  ===========
      Prepaid (accrued) benefit cost       $    20,742  $   20,298    $    (5,513) $    (2,602)
                                             ===========  ============  ===========  ===========

      Weighted-average assumptions as of
      December 31
      Discount rate                             6.50%         7.00%          6.50%        7.00%
      Expected return on plan assets            8.50%         8.50%          8.50%        8.50%
      Rate of compensation increase             4.00%         4.50%          4.00%        4.50%

      Components of net periodic
      benefit cost
      Service cost                         $     6,834  $     5,491   $      1,365 $      1,158
      Interest cost                              7,927        7,103          1,341        1,191
      Expected return on plan assets           (13,691)     (12,286)
      Amortization of transition                (1,514)      (1,514)           808          808
      obligation
                                             -----------   -----------   ----------   ----------
                                             ===========   ===========   ==========   ==========
      Net periodic (benefit) cost          $      (444) $    (1,206)  $      3,514 $      3,157
                                             ===========   ===========   ==========   ==========

      The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy will be to fund the cost of the medical plan benefits in amounts determined at the discretion of management.

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage    1-Percentage
                                                     Point           Point
                                                    Increase        Decrease
                                                 -------------- ----------------
   Effect on total of service and interest cost
     on components                                        649           1,140
   Effect on post-retirement benefit obligation         4,129           3,098

      The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. Company contributions for the years ended December 31, 1998 and 1997 totaled $3,915 and $3,475, respectively.

      The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The total of participant deferrals, which is reflected in other liabilities, was $16,102 and $13,952 at December 31, 1998 and 1997, respectively. The participant deferrals earn interest at a rate based on the average 10-year composite government securities rate plus 1.5%. The interest expense related to this plan was $1,185 and $1,019 in 1998 and 1997, respectively.

      The Company also provides a supplemental executive retirement plan (SERP) to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The incremental expense for this plan for 1998 and 1997 was $2,840 and $2,531, respectively. The total liability of $9,349 and $6,509 as of December 31, 1998 and 1997 is included in other liabilities.

10.   FEDERAL INCOME TAXES

      The following is a reconciliation between the federal income tax rate and the Company's effective rate after giving effect to the reclassifications discussed below:

                                               1998         1997        1996
                                            -----------  -----------  ---------
      Federal tax rate                           35.0  %     35.0   %     35.0 %
      Change in tax rate resulting from:
        Settlement of Parent tax exposures                  (20.2)       (18.9)
        Provision for contingencies                           7.7          3.4
        Prior year tax adjustment                (1.5)        0.5         (1.4)
        Other, net                               (0.1)        0.9          0.3
                                            ===========  ===========  =========
      Total                                      33.4  %     23.9   %     18.4 %
                                            ===========  ===========  =========

      The Company's income tax provision was favorably impacted in 1997 and 1996 by releases of contingent liabilities relating to taxes of the Parent Corporation's U.S. branch associated with blocks of business that were transferred from the Parent Corporation's U.S. branch to the Company from 1989 to 1993; the Company had agreed to the transfer of these tax liabilities as part of the transfer of this business. The releases recorded in 1997 and 1996 reflected the resolution of certain tax issues with the Internal Revenue Service (IRS) relating to the 1990-1991 and 1988-1989 audit years, respectively. The releases totaled $42,150 for 1997 and $31,200 for 1996; however, $15,100 of the release in 1997 was attributable to participating policyholders and therefore had no effect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings (losses).

      The 1997 and 1996 releases were recorded in revenues in the Company's prior financial statements, but have been reclassified in the accompanying consolidated financial statements as a component of the current income tax provisions for those years.

      In addition to these releases of contingent tax liabilities, the Company's income tax provisions for 1997 and 1996 also reflect increases for other contingent items relating to open tax years where the Company determined it was probable that additional taxes could be owed based on changes in facts and circumstances. The increase in 1997 was $16,000, of which $10,100 was attributable to participating policyholders and therefore had no effect on the net income of the Company. The increase in 1996 was $5,600. These increases in contingent tax liabilities have been reflected as a component of the deferred income tax provisions for 1997 and 1996 as the Company does not expect near term resolution of these contingencies.

      Excluding the effect of the 1997 and 1996 tax items discussed above, the effective tax rates for 1997 and 1996 were 34.1% and 33.9%, respectively.

      Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                     1998                         1997
                                          ---------------------------   -------------------------
                                            Deferred     Deferred      Deferred      Deferred
                                              Tax           Tax           Tax          Tax
                                             Asset       Liability       Asset      Liability
                                          ------------- ------------  ------------  -----------
       Policyholder reserves                  143,244                   159,767
       Deferred policy acquisition costs                    39,933                     47,463
       Deferred acquisition cost proxy
         tax                                  100,387                    79,954
       Investment assets                                    19,870                      5,574
       Net operating loss carryforwards         2,867                     9,427
       Other                                    6,566                     1,279
                                          ------------- ------------  ------------  -----------
               Subtotal                       253,064       59,803      250,427        53,037
       Valuation allowance                     (1,778)                   (3,570)
                                          ============= ============  ============  ===========
               Total Deferred Taxes           251,286       59,803      246,857        53,037
                                          ============= ============  ============  ===========

      Amounts included in investment assets above include $34,556 and $30,085 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 1998 and 1997, respectively.

      The Company files a separate tax return and, therefore, losses incurred by subsidiaries cannot be offset against operating income of the Company. At December 31, 1998, the Company's subsidiaries had approximately $8,193 of net operating loss carryforwards, expiring through the year 2011. The tax benefit of subsidiaries' net operating loss carryforwards, net of a valuation allowance of $0 and $1,809 are included in the deferred tax assets at December 31, 1998 and 1997, respectively.

      The Company's valuation allowance was increased (decreased) in 1998, 1997, and 1996 by $(1,792), $34, and $1,463, respectively, as a result of the re-evaluation by management of future estimated taxable income in its subsidiaries.

      Under pre-1984 life insurance company income tax laws, a portion of life insurance company gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account is $7,742 and the Company does not anticipate any transactions, which would cause any part of the amount to become taxable. Accordingly, no provision has been made for possible future federal income taxes on this accumulation.



11.   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and related offsets for reserves and deferred policy acquisition costs, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

      Other comprehensive income at December 31, 1998 is summarized as follows:

                                                  Before-Tax       Tax (Expense)    Net-of-Tax
                                                    Amount          or Benefit        Amount
                                                 --------------   ------------------------------
      Unrealized gains on available-for-sale securities:
         Unrealized holding gains arising
      during
            the period                        $       39,430   $      (13,800)    $      25,630
         Less:  reclassification adjustment
      for
            (gains) losses realized in net           (14,350)           5,022            (9,328)
      income
                                                 --------------   ----------------  ------------
         Net unrealized gains                         25,080           (8,778)           16,302
       Reserve and  DAC adjustment                   (11,614)           4,065            (7,549)
                                                 --------------   ----------------  ------------
                                                 ==============   ================  ============
      Other comprehensive income              $       13,466   $       (4,713)    $       8,753
                                                 ==============   ================  ============

      Other comprehensive income at December 31, 1997 is summarized as follows:

                                                  Before-Tax       Tax (Expense)     Net-of-Tax
                                                    Amount          or Benefit         Amount
                                                 --------------   ----------------  --------------
      Unrealized gains on available-for-sale securities:
         Unrealized holding gains arising
      during
            the period                        $       80,821   $      (28,313)    $      52,508
         Less:  reclassification adjustment
      for
            (gains) losses realized in net             2,012             (704)            1,308
      income
                                                 --------------   ----------------  --------------
         Net unrealized gains                         82,833          (29,017)           53,816
      Reserve and  DAC adjustment                    (24,554)           8,594           (15,960)
                                                 ==============   ================  ==============
      Other comprehensive income              $       58,279   $      (20,423)    $      37,856
                                                 ==============   ================  ==============

      Other comprehensive loss at December 31, 1996 is summarized as follows:

                                                  Before-Tax       Tax (Expense)     Net-of-Tax
                                                    Amount          or Benefit         Amount
                                                 --------------   ----------------  --------------
      Unrealized gains on available-for-sale securities:
         Unrealized holding gains (losses)
            arising during the period         $     (125,559)  $       43,971     $     (81,588)
         Less:  reclassification adjustment
      for
            (gains) losses realized in net            19,381           (6,783)           12,598
      income
                                                 --------------   ----------------  --------------
         Net unrealized gains (losses)              (106,178)          37,188           (68,990)
                                                                                    --------------
      Reserve and  DAC adjustment                     38,736          (13,558)           25,178
                                                 ==============   ================  ==============
      Other comprehensive loss                $      (67,442)  $       23,630     $     (43,812)
                                                 ==============   ================  ==============






12.   STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

      Effective September 30, 1998, the Company purchased all of its outstanding series of preferred stock, which were owned by the Parent Corporation, for $121,800.

      The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                     1998             1997            1996
                                ---------------   -------------   -------------
                                 (Unaudited)
      Net income                   225,863     $     181,312   $      180,634
      Capital and surplus          727,124           759,429          713,324

      The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 1998 were $727,124 and $225,586 (unaudited), respectively. The Company should be able to pay up to $225,586 (unaudited) of dividends in 1999.

      Dividends of $6,692, $8,854, and $8,587 were paid on preferred stock in 1998, 1997, and 1996, respectively. In addition, dividends of $73,344, $62,540, and $48,083 were paid on common stock in 1998, 1997, and 1996, respectively. Dividends are paid as determined by the Board of Directors.

      The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

13.   STOCK OPTIONS

      The Company is an indirect subsidiary of Great-West Lifeco Inc. (Lifeco). Lifeco has a stock option plan (the Lifeco plan) that provides for the granting of options for common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the Lifeco plan. As of December 31, 1998, 1997 and 1996, stock available for award under the Lifeco plan aggregated 1,424,400, 3,440,000 and 6,244,000 shares.

      The plan provides for the granting of options with varying terms and vesting requirements. The basic options under the plan become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Options granted in 1997 and 1998 totaling 1,832,000 and 278,000, respectively, become exercisable if certain long-term cumulative financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007. Additional options granted in 1998 totaling 380,000 become exercisable if certain sales or financial targets are attained. During 1998, 30,000 of these options vested and accordingly, the Company recognized compensation expense of $116. If exercisable, the exercise period runs from the date that the particular options become exercisable until January 27, 2008.

      The following table summarizes the status of, and changes in, Lifeco options outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:




                                        1998                    1997                    1996
                                ----------------------  ----------------------  ----------------------
                                  Options      WAEP      Options       WAEP      Options       WAEP
                                ------------  --------  -----------   --------  -----------  ---------
       Outstanding, Jan. 1,      5,736,000  $    7.71   4,104,000  $    6.22            0  $    .00
         Granted                   988,000      13.90   1,932,000      10.82    4,104,000      6.62
         Exercised                  99,176       6.33      16,000       5.95            0       .00
         Expired or canceled        80,000      13.05     284,000       6.12            0       .00
                                ============  ========  ===========   ========  ===========  =========
       Outstanding, Dec. 31,     6,544,824       8.07   5,736,000       7.71    4,104,000      6.22
                                ============  ========  ===========   ========  ===========  =========

       Options exercisable
         at year-end             1,652,424  $    5.72     760,800  $    5.96            0  $    .00
                                ============  ========  ===========   ========  ===========  =========

       Weighted average fair
       value of options
       granted during year    $    1.18               $   2.65                $   4.46
                                ============            ===========             ===========

      The  following   table   summarizes  the  range  of  exercise  prices  for
      outstanding Lifeco common stock options at December 31, 1998:

                                          Outstanding                         Exercisable
                            ----------------------------------------  ----------------------------
                                                          Average                       Average
            Exercise                         Average      Exercise                     Exercise
          Price Range          Options        Life         Price        Options          Price
       -------------------  --------------  ----------   -----------  -------------   ------------
       $  5.54 - $  7.36      3,804,824        7.62   $      5.61       1,622,424  $     5.58
       $10.61 - $13.23        2,740,000        8.70   $     11.48          30,000  $    13.23

      Of the exercisable Lifeco options, 1,622,424 relate to basic option grants and 30,000 relate to variable grants.

      Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in April 1996, certain officers of the Company participated in the PFC plan. Under the PFC plan, options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the PFC plan. As of December 31, 1998, 1997 and 1996, stock available for award under the PFC plan aggregated 4,400,800, 4,400,800 and 5,440,800 shares.

      Options granted to officers of the Company under the PFC plan become exercisable twenty percent per year commencing on the date of the grant and expire ten years from the date of grant.

      The following table summarizes the status of, and changes in, PFC options outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                      1998                   1997                    1996
                              ---------------------- ----------------------  ---------------------
                               Options       WAEP     Options       WAEP      Options      WAEP
                              -----------  --------- -----------   --------  -----------  --------
      Outstanding, Jan. 1,     1,076,000 $    3.05   1,329,200  $    3.14    1,436,000  $   3.17
        Exercised                720,946      3.60     253,200       2.68      106,800      2.95
                              ===========  ========= ===========   ========  ===========  ========
      Outstanding, Dec. 31,      355,054      2.89   1,076,000       3.05    1,329,200      3.14
                              ===========  ========= ===========   ========  ===========  ========

      Options exercisable
        at year-end              355,054 $    2.89   1,076,000  $    3.05    1,301,200  $   3.15
                              ===========  ========= ===========   ========  ===========  ========


      As of December 31, 1998, the PFC options outstanding have exercise prices between $2.25 and $3.44 and a weighted-average remaining contractual life of 2.99 years.

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income, would have been reduced by $727, $608, and $257, in 1998, 1997, and 1996, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for those options granted in 1998, 1997, and 1996, respectively: dividend yield of 3.00%, expected volatility of 34.05%, 24.04%, and 15.61%, risk-free interest rates of 4.79%, 4.72%, and 4.67%, and expected lives of 7.5 years.

14.   SEGMENT INFORMATION

      The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health and 401(k) products to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses.

      The accounting policies of the segments are the same as those described in
      Note 1. The Company evaluates performance based on profit or loss from operations after income taxes.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

      The Company's operations are not materially dependent on one or a few customers, brokers or agents.

      Summarized segment financial information for the year ended and as of December 31 was as follows:

      Year ended December 31, 1998

      Operations:

                                                   Employee         Financial         Total
                                                   Benefits         Services           U.S.
                                                 --------------   --------------   -------------
       Revenue:
          Premium income                       $     746,898   $      247,965   $      994,863
          Fee income                                 444,649           71,403          516,052
          Net investment income                       95,118          802,242          897,360
          Realized investment gains (losses)           8,145           30,028           38,173
                                                 --------------   --------------   -------------
       Total revenue                               1,294,810        1,151,638        2,446,448
       Benefits and Expenses:
          Benefits                                   590,058          872,411        1,462,469
          Operating expenses                         546,959          141,269          688,228
                                                 --------------   --------------   -------------
       Total benefits and expenses                 1,137,017        1,013,680        2,150,697

       Net operating income before income
          taxes                                      157,793          137,958          295,751
       Income taxes                                   50,678           48,158           98,836
                                                 ==============   ==============   =============
       Net income                              $     107,115   $       89,800   $      196,915
                                                 ==============   ==============   =============

       Assets:

                                                   Employee        Financial          Total
                                                   Benefits        Services           U.S.
                                                ---------------  --------------   --------------
       Investment assets                      $   1,434,691    $  12,235,845   $   13,670,536
       Separate account assets                    5,704,313        4,395,230       10,099,543
       Other assets                                 567,126          785,940        1,353,066
                                                ===============  ==============   ==============
       Total assets                           $   7,706,130    $  17,417,015   $   25,123,145
                                                ===============  ==============   ==============

      Year ended December 31, 1997

      Operations:
                                                    Employee        Financial         Total
                                                    Benefits         Services          U.S.
                                                  --------------   -------------   -------------
       Revenue:
          Premium income                       $      465,143   $      368,036  $      833,179
          Fee income                                  358,005           62,725         420,730
          Net investment income                       100,067          781,606         881,673
          Realized investment gains (losses)            3,059            6,741           9,800
                                                  --------------   -------------   -------------
       Total revenue                                  926,274        1,219,108       2,145,382
       Benefits and Expenses:
          Benefits                                    371,333        1,013,717       1,385,050
          Operating expenses                          427,969          123,756         551,725
                                                  --------------   -------------   -------------
       Total benefits and expenses                    799,302        1,137,473       1,936,775

       Net operating income before income
          taxes                                       126,972           81,635         208,607
       Income taxes                                    28,726           21,121          49,847
                                                                                   -------------
                                                  ==============   =============
       Net income                              $       98,246   $       60,514  $      158,760
                                                  ==============   =============

===============================================================================================================
        Assets:

                                                  Employee         Financial          Total
                                                  Benefits         Services           U.S.
                                               ---------------   --------------   --------------
       Investment assets                     $   1,346,944    $   11,859,038   $   13,205,982
       Separate account assets                   4,533,516         3,313,935        7,847,451
       Other assets                                355,764           668,518        1,024,282
                                               ===============   ==============   ==============
       Total assets                          $   6,236,224    $   15,841,491   $   22,077,715
                                               ===============   ==============   ==============

      Year ended December 31, 1996

      Operations:
                                                   Employee         Financial         Total
                                                   Benefits         Services           U.S.
                                                ---------------   --------------   -------------
       Revenue:
          Premium income                      $     486,565    $      342,884   $      829,449
          Fee income                                321,074            26,445          347,519
          Net investment income                      87,511           747,126          834,637
          Realized investment gains (losses)         (2,661)          (18,417)         (21,078)
                                                ---------------   --------------   -------------
       Total revenue                                892,489         1,098,038        1,990,527
       Benefits and Expenses:
          Benefits                                  406,143           949,821        1,355,964
          Operating expenses                        368,258           101,358          469,616
                                                ---------------   --------------   -------------
       Total benefits and expenses                  774,401         1,051,179        1,825,580

       Net operating income before income
          taxes                                     118,088            46,859          164,947
       Income taxes                                  22,874             7,498           30,372
                                                ===============   ==============   =============
       Net income                             $      95,214    $       39,361   $      134,575
                                                ===============   ==============   =============


       The following table, which summarizes premium and fee income by segment, represents supplemental information:

                                                      1998              1997             1996
                                                  -------------     -------------    -------------
        Premium Income
        Employee Benefits
             Group Life & Health                $  746,898        $   465,143      $   486,565
                                                  -------------     -------------    -------------
                Total Employee Benefits            746,898            465,143          486,565
                                                  -------------     -------------    -------------
        Financial Services
             Savings                                16,765             22,634           26,655
             Individual Insurance                  231,200            345,402          316,229
                                                  -------------     -------------    -------------
                Total Financial Services           247,965            368,036          342,884
                                                  -------------     -------------    -------------
             Premium income                     $  994,863        $   833,179      $   829,449
                                                  =============     =============    =============
        Fee Income
        Employee Benefits
             Group Life & Health                $  366,805        $   305,302      $   276,688
             401(k)                                 77,844             52,703           44,386
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
                Total Employee Benefits            444,649            358,005          321,074
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------
         Financial Services
             Savings                                71,403             62,725           26,445
                                                  -------------     -------------    -------------
                Total Financial Services            71,403             62,725           26,445
                                                  -------------     -------------    -------------
                                                  =============     =============    =============
             Fee income                         $  516,052        $   420,730      $   347,519
                                                  =============     =============    =============

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the two most recent fiscal years or any subsequent interim period,  there has
been  no  change  in  the  Company's   independent   accountants   or  resulting
disagreements on accounting and financial disclosure.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

Director                                Age        Served as        Principal Occupation(s) For
                                                 Director From            Last Five Years

James Balog                              70           1993        Company Director
(1)(2)

James W. Burns, O.C.                     69           1991        Chairman of the Boards of
(1)(2)(4)                                                         Great-West Lifeco, Great-West
                                                                  Life, London Insurance Group
                                                                  Inc. and London Life Insurance
                                                                  Company; Deputy Chairman,
                                                                  Power Corporation

Orest T. Dackow                          62           1991        President and Chief Executive
(1)(2)(4)                                                         Officer, Great-West Lifeco

Andre Desmarais                          42           1997        President and Co-Chief
(1)(2)(4)(5)                                                      Executive Officer, Power
                                                                  Corporation; Deputy Chairman,
                                                                  Power Financial

Paul Desmarais, Jr.                      44           1991        Chairman and Co-Chief
(1)(2)(4)(5)                                                      Executive Officer, Power
                                                                  Corporation; Chairman, Power
                                                                  Financial







Robert G. Graham                         67           1991        Company Director since January
(1)(2)(4)                                                         1996; previously Chairman and

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


Robert Gratton                           55           1991        Chairman of the Board of the
(1)(2)(4)                                                         Company; President and Chief
                                                                  Executive Officer, Power
                                                                  Financial

N. Berne Hart                            69           1991        Company Director
(1)(2)(3)

Kevin P. Kavanagh                        66           1986        Company Director; Chancellor,
(1)(3)(4)                                                         Brandon University

William Mackness                         60           1991        Company Director since July
(1)(2)                                                            1995; previously Dean, Faculty
                                                                  of Management, University of
                                                                  Manitoba

William T. McCallum                      56           1990        President and Chief Executive
(1)(2)(4)                                                         Officer of the Company;
                                                                  President and Chief Executive
                                                                  Officer, United States
                                                                  Operations, Great-West Life

Jerry E.A. Nickerson                     62           1994        Chairman of the Board, H.B.
(3)(4)                                                            Nickerson & Sons Limited (a
                                                                  management and holding company)

The Honourable                           61           1991        Vice-Chairman, Power
P. Michael Pitfield, P.C., Q.C.                                   Corporation; Member of the
(1)(2)(4)                                                         Senate of Canada




Michel Plessis-Belair, F.C.A.            56           1991        Vice-Chairman and Chief
(1)(2)(3)(4)                                                      Financial Officer, Power
                                                                  Corporation; Executive
                                                                  Vice-President and Chief
                                                                  Financial Officer, Power
                                                                  Financial

Brian E. Walsh                           45           1995        Co-Founder and Managing
(1)(2)                                                            Partner, Veritas Capital

                                                                 Management,  LLC (a merchant banking  company)
                                                                 since September 1997;  previously
                                                                 Partner,  Trinity L.P. (an  investment  company)
                                                                  from January  1996;  previously
                                                                      Managing Director and Co-Head, Global Investment
                                                                      Bank, Bankers Trust Company (an
                                                                      investment/commercial bank)

(1)     Member of the Executive Committee
(2)     Member of the Investment and Credit Committee
(3)     Member of the Audit Committee
(4)     Also a director of Great-West Life
(5)     Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

J. Balog              Elan plc
 ........              Euclid Mutual Fund
 ........              Transatlantic Holdings
 ........              Zweig-Glaser Mutual Fund

A. Desmarais   The Seagram Company Limited

P. Desmarais, Jr.     Petrofina S.A.

J.E.A. Nickerson      Bank of Montreal

B.......IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer                 Age      Served as Executive         Principal Occupation(s) For
                                               Officer From                  Last Five Years

William T. McCallum               56               1984           President and Chief Executive
President and Chief                                               Officer of the Company; President
Executive Officer                                                 and Chief Executive Officer, United
                                                                  States Operations, Great-West Life

Mitchell T.G. Graye               43               1997           Executive Vice President and Chief
Executive Vice President and                                      Financial Officer of the Company;
Chief Financial Officer                                           Executive Vice President and Chief
                                                                  Financial Officer, United States,
                                 Great-West Life

James D. Motz                     49               1992           Executive Vice President, Employee
Executive Vice President,                                         Benefits of the Company and
Employee Benefits                                                 Great-West Life


Douglas L. Wooden                 42               1991           Executive Vice President, Financial
Executive Vice President,                                         Services of the Company and
Financial Services                                                Great-West Life

John A. Brown                     51               1992           Senior Vice President, Sales,
Senior Vice President,                                            Financial Services of the Company
Sales, Financial Services                                         and Great-West Life



Donna A. Goldin                   51               1996           Executive Vice President and Chief
Executive Vice President and                                      Operating Officer, One Corporation
Chief Operating Officer,                                          since June 1996; previously
One Corporation                                                   Executive Vice President and Chief
                                                                  Operating
                                                                      Officer,  Harris Methodist Health Plan
                                                                       (a health maintenance  organization) from
                                                                      March 1995;  previously  Executive Vice
                                                                      President and Chief  Operating  Officer,
                                                                      Private Healthcare Systems, Inc.
                                                                      (a managed care company)


John T. Hughes                    62               1989           Senior Vice President, Chief
Senior Vice President,                                            Investment Officer of the Company;
Chief Investment Officer                                          Senior Vice President, Chief
                                                                  Investment Officer, United States,
                                 Great-West Life

D. Craig Lennox                   51               1984           Senior Vice President, General
Senior Vice President,                                            Counsel and Secretary of the
General Counsel and Secretary                                     Company; Senior Vice President and
                                                                  Chief U.S. Legal Officer,
                                 Great-West Life

Steve H. Miller                   46               1997           Senior Vice President, Employee
Senior Vice President,                                            Benefits Sales of the Company and
Employee Benefits Sales                                           Great-West Life


Charles P. Nelson                 38               1998           Senior Vice President,
Senior Vice President,                                            Public Non-Profit Markets of the
Public Non-Profit Markets                                         Company and Great-West Life


Martin Rosenbaum                  46               1997           Senior Vice President, Employee
Senior Vice President,                                            Benefits Operations of the Company
Employee Benefits Operations                                      and Great-West Life


Gregory E. Seller                 45               1999           Senior Vice President, Major
Senior Vice President, Major                                      Accounts of the Company and
Accounts                                                          Great-West Life


Robert K. Shaw                    43               1998           Senior Vice President, Individual
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

ITEM 11.   EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

The following table sets out all compensation paid to the individuals who were, at December 31, 1998, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for services rendered to the Company and its subsidiaries, and Great-West Life, in all capacities for fiscal years ended 1996, 1997 and 1998, respectively.

                                          SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------- =========================
                                         Annual compensation            Long-term compensation
                                     awards
----------------------------------------------------------------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
Name and                       Year         Salary          Bonus             Options (1)
principal position                           ($)             ($)                  (#)
-------------------------- ------------- ------------- ---------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
W.T. McCallum                  1998        651,667         432,250                 -
President and                  1997        608,708         406,250            600,000 (3)
Chief Executive Officer        1996        561,818         370,500            600,000 (2)

-------------------------- ------------- ------------- ---------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
D.L. Wooden                    1998        330,000         198,000                 -
Executive Vice                 1997        300,000         150,000            300,000 (3)
President, Financial           1996        287,000         143,500            200,000 (2)
Services
-------------------------- ------------- ------------- ---------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
J.T. Hughes                    1998        338,000         185,900                 -
Senior Vice President,         1997        324,000         162,000                 -
Chief Investment Officer       1996        312,000         136,968            160,000 (2)

-------------------------- ------------- ------------- ---------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
J.D. Motz                      1998        350,000         157,500                 -
Executive Vice                 1997        300,000         151,300            100,000 (2)
President, Employee                                                           300,000 (3)
Benefits                       1996        250,000         89,750             200,000 (2)

-------------------------- ------------- ------------- ---------------- =========================
-------------------------- ------------- ------------- ---------------- =========================
M.T.G. Graye Executive         1998        275,000         151,250             18,000 (2)
Vice President and Chief                                                       18,000 (3)
Financial Officer              1997        219,469         117,958            132,000 (3)
                               1996        183,824         73,810             132,000 (2)

-------------------------- ------------- ------------- ---------------- =========================

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


B.      OPTIONS

The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.53.

                                       OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------- ========================
                                                                              Potential realizable
                                                                              value at assumed
                             Individual grants                                annual rates of stock
                                                                              price appreciation for
                                                                              option term
----------------------------------------------------------------------------- ========================

                                  Percent of
                                    total
                      Options      options      Exercise
       Name           granted     granted to     or base    Expiration date       5%          10%
                        (#)       employees       price                          ($)          ($)
                                  in fiscal     ($/share)
                                     year
------------------- ------------ ------------- ------------ ----------------- ----------- ============
M.T.G. Graye          18,000         .85          13.23     January 27, 2008   150,028      378,642
------------------- ------------ ------------- ------------ ----------------- ----------- ============
------------------- ------------ ------------- ------------ ----------------- ----------- ============
M.T.G. Graye          18,000         .85          13.23      June 26, 2007     138,121      350,066
------------------- ------------ ------------- ------------ ----------------- ----------- ============


Prior to April 24,1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial ("PFC Options") were granted. The following table describes all PFC Options exercised in 1998, and all unexercised PFC Options held as of December 31, 1998, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.53.

                                      AGGREGATED PFC OPTION EXERCISES IN
                              LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

--------------------------------------------------- --------------------------- ============================
                                                      Unexercised options at       Value of unexercised
                                                         fiscal year-end          in-the-money options at
                                                               (#)                    fiscal year-end
                                                                                            ($)
--------------------------------------------------- --------------------------- ============================
                         Shares
                        acquired         Value
Name                   on exercise      realized           Exercisable                  Exercisable
                           (#)            ($)             Unexercisable                Unexercisable
==================== ---------------- ------------- ------------- ------------- ------------- ==============
W.T. McCallum            80,000        1,064,134         -             -             -              -
                                                                  -------------               ==============
==================== ---------------- ------------- ------------- ------------- ------------- ==============
D.L. Wooden                 -              -          176,000          -         3,232,239          -
                                                                  -------------               ==============
-------------------- ---------------- ------------- ------------- ------------- ------------- ==============
J.T. Hughes              240,000       3,115,195         -             -             -              -
-------------------- ---------------- ------------- ------------- ------------- ------------- ==============
==================== ================ ============= ============= ============= ============= ==============
M.T.G. Graye                -              -          140,000          -         2,573,243          -
==================== ================ ============= ============= ============= ============= ==============

Commencing April 24,1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 1998, and all unexercised Lifeco Options held as of December 31, 1998, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.53.

                                     AGGREGATED LIFECO OPTION EXERCISES IN
                              LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

--------------------------------------------------- --------------------------- ============================
                                                      Unexercised options at       Value of unexercised
                                                         fiscal year-end          in-the-money options at
                                                               (#)                    fiscal year-end
                                                                                            ($)
--------------------------------------------------- --------------------------- ============================
                         Shares
                        acquired         Value
Name                   on exercise      realized           Exercisable                  Exercisable
                           (#)            ($)             Unexercisable                Unexercisable
==================== ---------------- ------------- ------------- ------------- ------------- ==============
W.T. McCallum               -              -        240,000       960,000       2,748,543     7,952,872
                                                    -------------                             ==============
==================== ---------------- ------------- ------------- ------------- ------------- ==============
D.L. Wooden                 -              -        80,000        420,000       916,181       3,289,300
                                                    -------------                             ==============
==================== ---------------- ------------- ------------- ------------- ------------- ==============
J.T. Hughes                 -              -        64,000        96,000        732,945       1,099,417
                                                    -------------                             ==============
-------------------- ---------------- ------------- ------------- ------------- ------------- ==============
J.D. Motz                   -              -        100,000       500,000       1,108,898     4,060,166
-------------------- ---------------- ------------- ------------- ------------- ------------- ==============
==================== ================ ============= ============= ============= ============= ==============
M.T.G. Graye                -              -        56,400        243,600       618,226       1,871,554
==================== ================ ============= ============= ============= ============= ==============

C.      PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive
Officers by Great-West Life or the Company.

                                              PENSION PLAN TABLE
========================= =============================================================
                                                Years of service
                          =============================================================
Remuneration
($)
                             15              20          25            30        35
========================= =============================================================

400,000                    120,000        160,000      200,000      240,000      240,000
========================= =============================================================
500,000                    150,000        200,000      250,000      300,000      300,000
========================= =============================================================
600,000                    180,000        240,000      300,000      360,000      360,000
========================= =============================================================
700,000                    210,000        280,000      350,000      420,000      420,000
------------------------- =============================================================
800,000                    240,000        320,000        400,000      480,000    480,000
------------------------- =============================================================
------------------------- =============================================================
900,000                   270,000         360,000        450,000      540,000   540,000
------------------------- =============================================================
========================= =============================================================
1,000,000                 300,000         400,000        500,000      600,000   600,000
========================= =============================================================

The Named Executive Officers have the following years of service.

Name                  Years of Service

W.T. McCallum  33
D.L. Wooden           8
J.T. Hughes           9
J.D. Motz             28
M.T.G. Graye   5

For W.T. McCallum, the benefits shown are payable commencing December 31, 2000, and remuneration is the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For M.T.G. Graye, J.T. Hughes, J.D. Motz and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

1.      Great-West Life Directors

As indicated above, 11 directors of the Company are also directors of Great-West Life. The following sets out remuneration paid by Great-West Life to its directors.

Great-West Life pays an annual fee of $17,500 to each director. Great-West Life pays an annual fee of $10,000 to the Chairman of each of the Audit Committee, the Conduct Review Committee and the Corporate Management Committee, $20,000 to the Chairman of each of the Canadian Investment and Credit Committee and the United States Investment and Credit Committee, $25,000 to the Chairman of each of the Canadian Executive Committee and the United States Executive Committee, and $25,000 to the Chairman of the Board. Great-West Life pays a meeting fee of $1,000 to each director for each meeting of the Board of Directors or a committee thereof attended. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

2.      Directors of the Company

The following sets out remuneration paid by the Company to its directors.

For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $17,500, and a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended. For each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended which is not coincident with a Great-West Life meeting. In addition, all directors are reimbursed for incidental expenses.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of February 1, 1999, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the Company's 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Englewood, Colorado 80111.

(2) 100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(3) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(4) 99.6% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5)     81.1% of the  outstanding  common shares of  Great-West  Lifeco Inc. are
        controlled  by  Power  Financial   Corporation,   751  Victoria  Square,
        Montreal, Quebec, Canada H2Y 2J3.

(6) 67.5% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(7) 100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(8) 100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(9) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

As a result of the chain of ownership  described in  paragraphs  (1) through (9)
above, each of the entities and persons listed in paragraphs (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of February 1, 1999, by (i) the directors of the Company;
(ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.


------------------------- ------------------------------------------------------------------------
                                                          Company
                          ------------------------------------------------------------------------
                          ----------------- ---------------- ------------------ ------------------
                          The Great-West    Great-West       Power Financial    Power
                          Life Assurance    Lifeco Inc.      Corporation        Corporation of
                          Company                                               Canada
                          (1)               (2)              (3)                (4)
                          ----------------- ---------------- ------------------ ------------------
Directors

--------------------------------------------------------------------------------------------------
------------------------- ----------------- ---------------- ------------------ ------------------
J. Balog                         -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
J. W. Burns                      50             112,000            8,000             400,640
                                                                                 200,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
O.T. Dackow                      16             72,837               -                  -
                                            200,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
A. Desmarais                     50             40,000            21,600             40,800
                                                                                1,100,500 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
P. Desmarais, Jr.                50             32,000               -           890,500 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
R.G. Graham                      -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
R. Gratton                       -              330,000           310,000             5,000
                                                             5,280,000 options   300,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
N.B. Hart                        -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
K. P. Kavanagh                   -              20,000               -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
W. Mackness                      -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
W.T. McCallum                    17             71,362            80,000                -
                                            240,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
J.E.A. Nickerson                 -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
P.M. Pitfield                    -              100,000           80,000             100,000
                                                                                 309,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
M. Plessis-Belair                -              20,000             2,000             15,800
                                                                                 53,300 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
B.E. Walsh                       -                 -                 -                  -
------------------------- ----------------- ---------------- ------------------ ------------------
--------------------------------------------------------------------------------------------------

Named Executive Officers

--------------------------------------------------------------------------------------------------
------------------------- ----------------- ---------------- ------------------ ------------------
W.T. McCallum                    17             71,362            80,000                -
                                            240,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
D.L. Wooden                      -          80,000 options    176,000 options           -
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
J.T. Hughes                      -               9,989               -                  -
                                            64,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
J.D. Motz                        -              14,033               -                  -
                                            100,000 options
------------------------- ----------------- ---------------- ------------------ ------------------
------------------------- ----------------- ---------------- ------------------ ------------------
M.T.G. Graye                     -                506         140,000 options           -
                                            56,400 options
------------------------- ----------------- ---------------- ------------------ ------------------
--------------------------------------------------------------------------------------------------

Directors and Executive
Officers as a Group

--------------------------------------------------------------------------------------------------
------------------------- ----------------- ---------------- ------------------ ------------------
                                183             862,822           622,546            563,040
                                            998,000 options  5,635,054 options  2,853,300 options
------------------------- ----------------- ---------------- ------------------ ------------------

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

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.6% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.7% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:
                                                                                      Page

A.      INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report on Consolidated Financial Statements
        for the Years Ended December 31, 1998, 1997, and 1996                        36

        Consolidated Balance Sheets as of December 31, 1998 and 1997                  37

        Consolidated Statements of Income for the Years Ended
        December 31, 1998, 1997, and 1996                                              39

        Consolidated Statements of Stockholder's Equity for the Years Ended
        December 31, 1998, 1997, and 1996                                              40

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997, and 1996                                              41

        Notes to Consolidated Financial Statements for the Years Ended
        December 31, 1998, 1997, and 1996                                              43

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

           3(ii)             Bylaws of Great-West Life & Annuity Insurance
                             Company

                             Filed as Exhibit  3(ii) to  Registrant's  Form 10-K
                             for  the  year   ended   December   31,   1997  and
                             incorporated herein by reference.

                             Material Contracts
           10.1              - Description of Executive Officer Annual
                               Incentive Bonus Program
                             Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           10.2              - Great-West Lifeco Inc. Stock Option Plan
                             Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           10.3              - Supplemental Executive Retirement Plan

                             Filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           10.4              - Executive Deferred Compensation Plan

                             Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

            21               Subsidiaries of Great-West Life & Annuity                    84
                             Insurance Company




            24               Directors' Powers of Attorney

                             Directors' Powers of Attorney filed as Exhibit 24 to Registrant's Form 10-K for the year ended
                             December 31, 1996,  and Exhibit 24 to  Registrant's
                             Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

            27               Financial Data Schedule                                      86

C.      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1998.


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


Date:  March 26, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        March 26, 1999
William T. McCallum
President and Chief Executive Officer
and a Director

/s/   Mitchell T.G. Graye                                        March 26, 1999
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

/s/   Glen R. Derback                                            March 26, 1999
Glen R. Derback
Vice President and Controller

Signature and Title                                              Date


/s/   James Balog *                                              March 26, 1999
James Balog, Director


/s/   James W. Burns *                                           March 26, 1999
--------------------
James W. Burns, Director


/s/   Orest T. Dackow *                                          March 26, 1999
---------------------
Orest T. Dackow, Director


/s/   Andre Desmarais*                                           March 26, 1999
Andre Desmarais, Director


/s/   Paul Desmarais, Jr. *                                      March 26, 1999
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert G. Graham *                                         March 26, 1999
------------------------
Robert G. Graham, Director


/s/   Robert Gratton *                                           March 26, 1999
Robert Gratton, Director


/s/   N. Berne Hart *                                            March 26, 1999
-------------------
N. Berne Hart, Director


/s/   Kevin P. Kavanagh *                                        March 26, 1999
-----------------------
Kevin P. Kavanagh, Director


/s/   William Mackness *                                         March 26, 1999
William Mackness, Director


/s/   Jerry E.A. Nickerson *                                     March 26, 1999
--------------------------
Jerry E.A. Nickerson, Director

Signature and Title                                              Date


/s/   P. Michael Pitfield *                                      March 26, 1999
-------------------------
P. Michael Pitfield, Director


/s/   Michel Plessis-Belair *                                    March 26, 1999
Michel Plessis-Belair, Director


/s/   Brian E. Walsh *                                           March 26, 1999
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    March 26, 1999
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.

                                   EXHIBIT 21
           SUBSIDIARIES OF GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

           SUBSIDIARIES OF GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                                              JURISDICTION OF INCORPORATION OR
                                              ORGANIZATION
SUBSIDIARY

Anthem Health & Life Insurance Company                        Indiana
Benefits Communication Corporation   (1)                      Delaware
BenefitsCorp Equities, Inc.                                   Delaware
Financial Administrative Services Corporation  (2)            Colorado
First Great-West Life & Annuity Insurance Company             New York
Great-West Benefit Services, Inc.                             Delaware
Great-West Realty Investments, Inc.                           Delaware
Greenwood Investments, Inc.                                   Colorado
Greenwood Property Corporation                                Colorado
GW Capital Management, LLC                                    Colorado
GWL Properties, Inc.                                          Colorado
Maxim Series Fund, Inc.                                       Maryland
One Corporation                                               Colorado
One Health Plan, Inc.                                         Vermont
One Health Plan of Alaska, Inc.                               Alaska
One Health Plan of Arizona, Inc.                              Arizona
One Health Plan of California, Inc.                           California
One Health Plan of Colorado, Inc.                             Colorado
One Health Plan of Florida, Inc.                              Florida
One Health Plan of Georgia, Inc.                              Georgia
One Health Plan of Illinois, Inc.                             Illinois
One Health Plan of Indiana, Inc.                              Indiana
One Health Plan of Maine, Inc.                                Maine
One Health Plan of Massachusetts, Inc.                        Massachusetts
One Health Plan of Nevada, Inc.                               Nevada
One Health Plan of New Hampshire, Inc.                        New Hampshire
One Health Plan of New Jersey, Inc.                           New Jersey
One Health Plan of North Carolina, Inc.                       North Carolina
One Health Plan of Ohio, Inc.                                 Ohio
One Health Plan of Oregon, Inc.                               Oregon
One Health Plan of South Carolina, Inc.                       South Carolina
One Health Plan of Tennessee, Inc.                            Tennessee
One Health Plan of Texas, Inc.                                Texas
One Health Plan of Washington, Inc.                           Washington
One Health Plan of Wyoming, Inc.                              Wyoming
One of Arizona, Inc.                                          Arizona
One Orchard Equities, Inc.                                    Colorado
Orchard Capital Management, LLC                               Colorado
Orchard Series Fund                                           Delaware
Orchard Trust Company                                         Colorado

(1)  Also doing business as Benefits Insurance Services, Inc.
(2) Also doing business as Financial Administrative Services Corporation of Colorado.