Form 10-K/A
period 1998-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-04-27
CIK 744455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                 AMENDMENT NO.1

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

                                EXPLANATORY NOTE

        This amendment No. 1 on Form 10-K/A amends Great-West Life & Annuity Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1998, in its entirety. This amendment is being filed in order to amend the disclosure contained under Item 7A Quantitative and Qualitative Disclosures About Market Risk.







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

The Company has estimated the possible effects of interest rate changes at December 31, 1998. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $351 million. This calculation uses projected asset cash flows, discounted back to December 31, 1998. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 5.27% to 7.16%.

                          Projected Cash Flows by Calendar Year ($millions)

                           1999     2000     2001     2002     2003    Thereafter   Undiscounted      Fair
                                                                                         Total        Value
                           ----     -----    ----     ----     ----    ----------         -----       ----


Benchmark                  1,916    1,791    1,575    1,370    1,129     3,824          11,605       10,074
Interest Rates up 1%       1,835    1,696    1,536    1,402    1,082     4,439          11,990        9,723

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


Date:  April 26, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        April 26, 1999
William T. McCallum
President and Chief Executive Officer
and a Director

/s/   Mitchell T.G. Graye                                        April 26, 1999
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

/s/   Glen R. Derback                                            April 26, 1999
Glen R. Derback
Vice President and Controller

Signature and Title                                              Date


/s/   James Balog *                                              April 26, 1999
James Balog, Director


/s/   James W. Burns *                                           April 26, 1999
--------------------
James W. Burns, Director


/s/   Orest T. Dackow *                                          April 26, 1999
---------------------
Orest T. Dackow, Director


/s/   Andre Desmarais*                                           April 26, 1999
Andre Desmarais, Director


/s/   Paul Desmarais, Jr. *                                      April 26, 1999
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert G. Graham *                                         April 26, 1999
------------------------
Robert G. Graham, Director


/s/   Robert Gratton *                                           April 26, 1999
Robert Gratton, Director


/s/   N. Berne Hart *                                            April 26, 1999
-------------------
N. Berne Hart, Director


/s/   Kevin P. Kavanagh *                                        April 26, 1999
-----------------------
Kevin P. Kavanagh, Director


/s/   William Mackness *                                         April 26, 1999
William Mackness, Director


/s/   Jerry E.A. Nickerson *                                     April 26, 1999
--------------------------
Jerry E.A. Nickerson, Director

Signature and Title                                              Date


/s/   P. Michael Pitfield *                                      April 26, 1999
-------------------------
P. Michael Pitfield, Director


/s/   Michel Plessis-Belair *                                    April 26, 1999
Michel Plessis-Belair, Director


/s/   Brian E. Walsh *                                           April 26, 1999
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    April 26, 1999
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.

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