Form 10-Q
period 1999-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-05-14
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
         ==============================================================

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from to
             ========================== ===========================

                        Commission file number 333-1173
          ============================================================

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                               Colorado 84-0467907
=============================================== =============================

(State or other jurisdiction of incorporation (I.R.S. Employer Identification Number) or organization)

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

Yes          X      No
          =========         =========

As of March 31, 1999, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

     NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                                       8
                                        TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                                 3

                        Consolidated Balance Sheets                                       4

                        Consolidated Statements of Cash Flows                             6

                        Notes to Consolidated Financial Statements                        8

               Item 2   Management's Discussion and Analysis of Financial                 9
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                 15

               Item 5   Other Information                                                 15

               Item 6   Exhibits and Reports on Form 8-K                                  16

               Signatures                                                                 16




PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                         Three Months Ended
                                                                             March 31,
                                                                     ---------------------------
                                                                         1999          1998
                                                                     ------------- -------------
REVENUES:
  Premiums                                                         $    317,754       188,210
  Fee income                                                            154,036       117,228
  Net investment income                                                 216,113       223,534
  Net realized gains (losses) on                                         (6,043)       13,973
investments
                                                                     ------------- -------------

                                                                        681,860       542,945
                                                                     ------------- -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                        240,389       152,921
  Increase in reserves                                                   35,075        27,373
  Interest paid or credited to                                          109,965       124,788
contractholders
  Provision for policyholders' share
of
    earnings on participating business                                    1,452         1,969
  Dividends to policyholders                                             21,893        19,820
                                                                     ------------- -------------

                                                                        408,774       326,871
                                                                     ------------- -------------
                                                                     ------------- -------------

  Commissions                                                            45,034        27,482
  Operating expenses                                                    150,122       115,626
  Premium taxes                                                           7,138         5,539
                                                                     ------------- -------------

                                                                        611,068       475,518
                                                                     ------------- -------------

INCOME BEFORE INCOME TAXES                                               70,792        67,427

PROVISION FOR INCOME TAXES:
   Current                                                               15,854        11,940
   Deferred                                                               9,534         9,352
                                                                     ------------- -------------

                                                                         25,388        21,292
                                                                     ------------- -------------

NET INCOME                                                         $     45,404        46,135
                                                                     ============= =============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
ASSETS                                                              1999             1998
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,178,395 and $2,298,936)                 $    2,117,130   $    2,199,818
    Available-for-sale, at fair value
       (amortized cost $6,890,232 and $6,752,532)                  6,972,586        6,936,726
  Mortgage loans on real estate, net                               1,085,320        1,133,468
  Common stock                                                        49,472           48,640
  Real estate, net                                                    78,370           73,042
  Policy loans                                                     2,571,412        2,858,673
  Short-term investments, available-for-sale
       (cost approximates fair value)                                247,177          420,169
                                                                --------------   --------------

      Total Investments                                           13,121,467       13,670,536

Cash                                                                 242,325          176,119
Reinsurance receivable                                               180,034          192,958
Deferred policy acquisition costs                                    251,370          238,901
Investment income due and accrued                                    147,455          157,587
Other assets                                                         367,558          311,078
Premiums in course of collection                                      95,381           84,940
Deferred income taxes                                                201,157          191,483
Separate account assets                                           10,560,135       10,099,543
                                                                --------------   --------------






TOTAL ASSETS                                                 $    25,166,882   $   25,123,145
                                                                ==============   ==============


See notes to consolidated financial statements.                 (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1999             1998
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                           $   11,648,442   $   11,839,714
    Policy and contract claims                                       477,018          491,932
    Policyholders' funds                                             197,576          181,779
    Provision for policyholders' dividends                            70,640           69,530

GENERAL LIABILITIES:

    Due to Parent Corporation                                         49,457           52,877
    Repurchase agreements                                             68,971          244,258
    Commercial paper                                                  39,703           39,731
    Other liabilities                                                722,081          761,505
    Undistributed earnings on
      participating business                                         144,529          143,717
    Separate account liabilities                                  10,560,135       10,099,543
                                                                --------------   --------------

      Total Liabilities                                           23,978,552       23,924,586
                                                                --------------   --------------


STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value,
       50,000,000 shares authorized:
            Series A, cumulative, 1,500 shares authorized,  liquidation value of
              $100,000 per share, none outstanding
            Series B, cumulative, 1,500 shares authorized,  liquidation value of
              $100,000 per share, none outstanding
            Series C, cumulative, 1,500 shares authorized,
              none outstanding
            Series D, cumulative, 1,500 shares authorized,
              none outstanding
            Series E, non-cumulative, 2,000,000
              shares authorized, liquidation value of $20.90
              none outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                         7,032            7,032
    Additional paid-in capital                                       699,556          699,556
    Accumulated other comprehensive income                            26,677           61,560
    Retained earnings                                                455,065          430,411
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,188,330        1,198,559
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $   25,166,882   $   25,123,145
                                                                ==============   ==============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $      45,404   $      46,135
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    1,452           1,969
       Amortization of investments                                        820          (1,415)
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate            6,043         (13,975)
       Amortization                                                     8,065          11,496
       Deferred income taxes                                            9,534          16,803
    Changes in assets and liabilities:
        Policy benefit liabilities                                    392,918         121,920
        Reinsurance receivable                                         12,924         (10,077)
        Accrued interest and other receivables                           (309)         (1,757)
        Other, net                                                    (86,024)         (1,099)
                                                                  -------------   -------------
                 Net cash provided by operating activities            390,827         170,000
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                            190,330          85,666
             Available-for-sale
                Sales                                               1,205,592       3,163,353
                Maturities and redemptions                            204,750         261,015
        Mortgage loans                                                 46,148          48,878
        Real estate                                                                    13,641
        Common stock                                                    3,842           1,409
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (104,092)        (58,626)
             Available-for-sale                                    (1,380,429)     (3,353,522)
        Mortgage loans                                                   (744)         (5,322)
        Real estate                                                    (6,399)         (1,480)
        Common stock                                                   (3,678)         (2,268)
                                                                  -------------   -------------
                 Net cash provided by investing activities            155,320         152,744
                                                                  -------------   -------------



                                              (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Three Months Ended
                                                                            March 31,
                                                                   -----------------------------
                                                                       1999            1998
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                         $    (280,456)  $    (207,680)
   Net Parent Corporation borrowings (repayments)                       (3,420)          9,825
   Dividends paid                                                      (20,750)        (17,440)
   Net commercial paper borrowings (repayments)                            (28)          9,842
   Net repurchase agreements borrowings (repayments)                  (175,287)       (138,244)
                                                                   -------------   -------------
              Net cash used in financing activities                   (479,941)       (343,697)
                                                                   -------------   -------------

 NET INCREASE (DECREASE) IN CASH                                        66,206         (20,953)

CASH, BEGINNING OF YEAR                                                176,119         126,278
                                                                   -------------   -------------

CASH, END OF PERIOD                                              $     242,325   $     105,325
                                                                   =============   =============








See notes to consolidated financial statements.              (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)

------------------------------------------------------------------------------
(Unaudited)

1.      BASIS OF PRESENTATION

        The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1998.

        Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of March 31, 1999. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

        In March 1998, the Accounting Standards Executive Committee of the AIPCA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. During the quarter ended March 31, 1999, the Company capitalized $4,718 in internal use software costs related to the adoption of SOP 98-1.


3.      OTHER

        The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                    Three Months Ended March 31,
                                                                    -----------------------------
    Operating Summary (Millions)                                        1999           1998
                                                                    -------------  --------------

    Premiums                                                     $       318     $       188
    Fee income                                                           154             117
    Net investment income                                                216             224
    Realized investment gains                                             (6)             14
    (losses)
                                                                    -------------  --------------
         Total revenues                                                  682             543

    Total benefits and expenses                                          611             476
    Income tax expense                                                    26              21
                                                                    =============  ==============
         Net income                                              $        45     $        46
                                                                    =============  ==============


    Deposits for investment-type contracts                       $       106     $       191
    Deposits to separate accounts                                        670             535
    Self-funded premium equivalents                                      718             536


                                                                     March 31,     December 31,
    Balance Sheet (Millions)                                            1999           1998
                                                                    -------------  --------------

    Investment assets                                            $    13,121     $    13,671
    Separate account assets                                           10,560          10,100
    Total assets                                                      25,167          25,123
    Total policy benefit                                              12,394          12,583
    liabilities
    Long-term debt - due to
         Parent Corporation                                               36              35
    Total shareholder's equity                                         1,188           1,199


        GENERAL

        The following discussion addresses the financial condition of the Company as of March 31, 1999, compared with December 31, 1998, and its results of operations for the quarter ended March 31, 1999, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year ended December 31, 1998 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income decreased $1 million or 2% for the first three months of 1999 when compared to the first three months of 1998. The decrease reflects a decrease of $2 million in the Financial Services segment, which resulted primarily from net realized investment losses in 1999 as compared to net realized investment gains in 1998. The Employee Benefits segment's net income increased $1 million in 1999, which reflected improved morbidity and mortality gains being partially offset by net realized investment losses.

        Total revenues increased $139 million or 26% for the first three months of 1999 when compared to the first three months of 1998. The growth in revenues for the first three months of 1999 was comprised of increased premium income of $130 million, increased fee income of $37 million, decreased net investment income of $8 million and decreased realized gains on investments of $20 million.

        The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $133 million offset by a decrease in Financial Services premium income of $3 million. The growth in Employee Benefits primarily reflects premium income of $110 million derived from the business obtained through the acquisition of Anthem Health & Life Insurance Company ("AH&L") in July 1998.

        The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of AH&L was $16 million during the first quarter of 1999. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

        The decrease in net investment income was the result of a combination of declining interest rates and a reduction in general account assets. The actual earned rate at March 31, 1999 was 7.01% compared to 7.27% at March 31, 1998.

        Realized investment gains decreased from a realized investment gain of $14 million in the first three months of 1998 to a realized investment loss of $6 million in the first three months of 1999. The rise in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $9 million, while lower interest rates contributed to $15 million of fixed maturity gains in 1998. Increases (decreases) in the provision for asset losses of $(3) million and $1 million were recognized for the first three months of 1999 and 1998, respectively.

        The benefits and expenses increased $135 million or 28% for the first three months of 1999 when compared to the first three months of 1998. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $152 million, of which $134 million related to benefits and expenses generated by AH&L. The Financial Services segment reflected a decrease in benefits and expenses of $17 million.

        Income tax expense increased $5 million or 24% for the first three months of 1999 when compared to the first three months of 1998. The increase reflects higher pre-tax earnings for the first three months of 1999 and the use of net operating loss carryforwards related to the subsidiaries during 1998.

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

        Deposits for investment-type contracts decreased $85 million or 44% for the first three months of 1999 when compared to the first three months of 1998. This decrease is primarily attributable to the Financial Services segment, where decreases in deposits of Corporate Owned Life Insurance ("COLI") totaled $55 million. Additionally, Bank Owned Life Insurance ("BOLI") deposits decreased slightly, from $65 million for the first three months of 1998 to $50 million for the first three months of 1999.

        Deposits for separate accounts increased $135 million or 25% for the first three months of 1999 when compared to the first three months of 1998 in both segments due to a continuing movement toward variable funds and away from fixed options.

        Self-funded premium equivalents increased $182 million or 34% for the first three months of 1999 when compared to the first three months of 1998. The increase was due to the acquisition of AH&L ($82 million), with the remainder coming from the growth in business in the Employee Benefits segment.

        Total assets increased $43 million or 0.2% in the first three months of 1999 when compared to the year ended December 31, 1998.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                                                                   Three Months Ended March 31,
                                                                   -----------------------------
           Operating Summary (Millions)                                1999           1998
                                                                   -------------  --------------

           Premiums                                              $      265     $       132
           Fee income                                                   134             101
           Net investment income                                         19              22
           Realized investment gains (losses)                            (3)              2
                                                                   -------------  --------------
                Total revenues                                          415             257

           Total benefits and expenses                                  376             224
           Income tax expense                                            14               9
                                                                   =============  ==============
                Net income                                       $       25     $        24
                                                                   =============  ==============


           Deposits for investment-type contracts                $        -     $         5
           Deposits to separate accounts                                494             392
           Self-funded premium equivalents                              718             536


        Net income for Employee Benefits increased $1 million or 4% for the first three months of 1999 when compared to the first three months of 1998.

        401(k) premiums and deposits increased 25% for the first three months of 1999, as a result of higher recurring deposits from existing customers. Assets under administration (including third-party administration) in 401(k) increased 3% for the first three months of 1999 when compared to the first three months of 1998, primarily due to strong equity markets. The number of contributing participants increased from 477,000 at December 31, 1998 to 493,000 at March 31, 1999.

        Equivalent premium revenue and fee income for group life and health increased 46% for the first three months of 1999 when compared to the first three months of 1998, primarily due to the acquisition of AH&L.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

                                                                   Three Months Ended March 31,
                                                                   -----------------------------
           Operating Summary (Millions)                                1999           1998
                                                                   -------------  --------------

           Premiums                                              $       53     $        56
           Fee income                                                    20              16
           Net investment income                                        197             202
           Realized investment gains (losses)                            (3)             12
                                                                   -------------  --------------
                Total revenues                                          267             286

           Total benefits and expenses                                  235             252
           Income tax expense                                            12              12
                                                                   =============  ==============
                Net income                                       $       20     $        22
                                                                   =============  ==============


           Deposits for investment-type contracts                $      106     $       186
           Deposits to separate accounts                                176             143


        Net income for Financial Services decreased $2 million or 9% for the first three months of 1999 when compared to the first three months of 1998.

           Savings

        Savings equivalent premiums and deposits increased $21 million or 10% for the first three months of 1999 when compared to the first three months of 1998, which reflects a 23% growth in deposits to separate accounts offset by a decrease in premium and deposits to traditional annuity products. This reflects the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products.

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, increased 2% from December 31, 1998. The increase was due growth in the separate accounts.

        Customer demand for investment diversification continued to grow during 1999. New contributions to variable business represented 64% of the total deposits received in the first three months of 1999 compared to 54% for the first three months of 1998.

        Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $622 million at March 31, 1999 compared to $562 at December 31, 1998.

           Life Insurance

        The Company continued its conservative approach of the manufacture and distribution of traditional life insurance products, while focusing on customer retention and expense management.

        Individual life insurance revenue premiums and deposits decreased $68 million or 38% for the first three months of 1999 when compared to the first three months of 1998, which is primarily due to a decrease in deposits of COLI of $55 million and a decrease in deposits of BOLI of $15 million for the first three months of 1999.

        GENERAL ACCOUNT INVESTMENTS

        The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

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

        One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of rating agencies.

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                           March 31,           December 31,
                                                             1999                  1998
                                                       ------------------    ------------------

        AAA                                                   46.8%                45.6%
        AA                                                     9.4%                 9.4%
        A                                                     22.2%                23.8%
        BBB                                                   21.2%                20.7%
        BB and below (non-investment grade)                    0.4%                 0.5%
                                                       ------------------    ------------------
                          TOTAL                              100.0%               100.0%

        During the first three months of 1999, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $35 million.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $490 million and $596 million as of March 31, 1999 and December 31, 1998, respectively.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $40 million of commercial paper outstanding at March 31, 1999 and December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, Inc., each being the highest rating available.

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

        As of March 31, 1999, the Company had completed  impact  analysis (phase
        1) and solution planning (phase 2) for all of its core systems and was 99% complete for phases 1 and 2 with respect to its systems as a whole. In addition, the Company was approximately 95% complete with respect to conversion and renovation (phase 3), 88% complete with respect to testing (phase 4), and 86% complete with respect to implementation (phase 5).

        In addition to ensuring that the Company's own systems are Y2K compliant, the Company has identified third parties with which the Company has significant business relationships in order to assess the potential impact on the Company of the third parties' Y2K issues and plans. As of March 31, 1999, the Company had completed most of this assessment process. The Company will continue investigating third party readiness and will conduct system testing with selected third parties throughout 1999. The Company does not have control over these third parties and cannot make any representations as to what extent the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Company has spent approximately $11.3 million on its Y2K project through the end of March 1999 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from the Company's cash flow from operations. The Company has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

ITEM 1.        LEGAL PROCEEDINGS

               There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 5. OTHER INFORMATION

               On May 4, 1999, the Company's parent corporation, GWL&A Financial Inc., a Delaware corporation ("GWL&A Financial"), through a Delaware business trust (the "Trust"), completed an offering to the public of 7,000,000 shares of the Trust's 7.25% Subordinated Capital Income Securities with an aggregate liquidation amount of $175,000,000 (the "Capital Securities"). The proceeds from the offering of the Capital Securities were subsequently transferred to the Company for general corporate purposes, in exchange for a surplus note. The issuance of the Capital Securities was registered by the Trust and GWL&A Financial pursuant to a registration statement on Form S-3 (Nos. 333-64473 and 333-64473-01), filed with the Securities and Exchange Commission on September 28, 1998, which, as amended, was declared effective on April 28, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Index to Exhibits

                   Exhibit Number              Title                 Page
                   ----------------     ---------------------    --------------

                         27             Financial Data                17
                                        Schedule

            (b)    Reports on Form 8-K

                   No reports on 8K were filed during the first quarter of 1999.



SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:      May 14, 1999                    BY:     Glen R. Derback
                                           /s/
           -------------------------------         -------------------------------------------
                                                   Glen R. Derback, Vice President &
                                                   Controller
                                                   (Duly authorized officer and chief
                                                   accounting officer)
