Form 10-Q
period 1999-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-08-12
CIK 744455

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from to

Commission file number 333-1173

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

     Colorado 84-0467907 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

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

Yes       X         No

As of June 30, 1999, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                                    - 20 -
                                  TABLE OF CONTENTS



                                                                Page
                                                                -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                    3

                        Consolidated Balance Sheets                          4

                        Consolidated Statements of Cash Flows                6

                        Notes to Consolidated Financial Statements           8

               Item 2   Management's Discussion and Analysis of Financial    10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                     18

               Item 6   Exhibits and Reports on Form 8-K                      19

               Signatures                                                     19

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                         --------------------------   --------------------------
                                            1999           1998          1999           1998
                                         ------------   -----------   ------------   -----------
REVENUES:
  Premiums                             $     293,721 $     162,678 $      611,476 $     350,887
  Fee income                                 150,270       127,461        304,306       244,690
  Net investment income                      215,946       223,891        432,058       447,425
  Net realized gains (losses) on               2,117         5,342        (3,926)        19,315
investments
                                         ------------   -----------   ------------   -----------

                                             662,054       519,372      1,343,914     1,062,317
                                         ------------   -----------   ------------   -----------
BENEFITS AND EXPENSES:
  Life and other policy benefits             272,040       139,547        512,429       292,468
  Increase in reserves                      (12,726)        20,790         22,349        48,163
  Interest paid or credited to               115,674       122,207        225,641       246,995
contractholders
  Provision for policyholders' share
of
    earnings on participating business         1,193         1,390          2,645         3,359
  Dividends to policyholders                  11,787        14,305         33,680        34,125
                                         ------------   -----------   ------------   -----------

                                             387,968       298,239        796,744       625,110
                                         ------------   -----------   ------------   -----------
                                                                      ------------   -----------

  Commissions                                 45,300        29,354         90,333        56,836
  Operating expenses                         144,054       116,197        294,175       231,823
  Premium taxes                               10,734         7,645         17,872        13,184
                                         ------------   -----------   ------------   -----------

                                             588,056       451,435      1,199,124       926,953
                                         ------------   -----------   ------------   -----------

INCOME BEFORE INCOME TAXES                    73,998        67,937        144,790       135,364

PROVISION FOR INCOME TAXES:
   Current                                    23,809        29,349         39,663        41,289
   Deferred                                      484       (5,606)         10,018         3,746
                                         ------------   -----------   ------------   -----------

                                              24,293        23,743         49,681        45,035
                                         ------------   -----------   ------------   -----------

NET INCOME                             $      49,705 $      44,194 $       95,109 $      90,329
                                         ============   ===========   ============   ===========





See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                                      June 30,      December 31,
ASSETS                                                  1999          1998
------
                                                    --------------  ------------
                                                    (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,243,060 and $2,298,936)           2,234,038 $   2,199,818
    Available-for-sale, at fair value
       (amortized cost $6,949,328 and $6,752,532)       6,869,952     6,936,726
  Mortgage loans on real estate, net                    1,040,155     1,133,468
  Common stock                                             48,144        48,640
  Real estate, net                                         83,345        73,042
  Policy loans                                          2,650,951     2,858,673
  Short-term investments, available-for-sale
       (cost approximates fair value)                     204,894       420,169
                                                    --------------  ------------

      Total Investments                                13,131,479    13,670,536

Cash                                                      149,214       176,119
Reinsurance receivable                                    179,909       192,958
Deferred policy acquisition costs                         276,399       238,901
Investment income due and accrued                         133,593       157,587
Other assets                                              408,518       311,078
Premiums in course of collection                          105,498        84,940
Deferred income taxes                                     231,269       191,483
Separate account assets                                10,891,986    10,099,543
                                                    --------------  ------------



TOTAL ASSETS                                         25,507,865 $     25,123,145
                                                   ==============   ============




See notes to consolidated financial statements.          (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                  June 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                1999             1998
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                          $     11,616,522 $     11,839,714
    Policy and contract claims                                        472,542          491,932
    Policyholders' funds                                              199,932          181,779
    Provision for policyholders' dividends                             68,941           69,530

GENERAL LIABILITIES:

    Due to Parent Corporation                                         217,300           52,877
    Repurchase agreements                                              82,985          244,258
    Commercial paper                                                   29,844           39,731
    Other liabilities                                                 626,984          761,505
    Undistributed earnings on
      participating business                                          138,488          143,717
    Separate account liabilities                                   10,891,986       10,099,543
                                                                --------------   --------------

      Total Liabilities                                            24,345,524       23,924,586
                                                                --------------   --------------

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
       7,032,000 shares issued and outstanding                          7,032            7,032
    Additional paid-in capital                                        699,556          699,556
    Accumulated other comprehensive income                           (28,200)           61,560
    Retained earnings                                                 483,953          430,411
                                                                --------------   --------------

      Total Stockholder's Equity                                    1,162,341        1,198,559
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $     25,507,865 $     25,123,145
                                                                ==============   ==============

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                  Six Months Ended
                                                                  June 30,
                                                                  -----------------------------
                                                                  1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $  95,109       $  90,329
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders              2,642           3,359
       Amortization of investments                                (6,703)         (3,001)
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate      3,926           (19,315)
       Amortization                                               17,752          28,717
       Deferred income taxes                                      10,018          11,125
    Changes in assets and liabilities:
        Policy benefit liabilities                                409,073         172,304
        Reinsurance receivable                                    13,049          (20,061)
        Accrued interest and other receivables                    3,436           5,331
        Other, net                                                (234,509)       (123,642)
                                                                  -------------   -------------
                 Net cash provided by operating activities        313,793         145,146
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity
                Maturities and redemptions                        325,750         214,104
             Available-for-sale
                Sales                                             2,009,783       4,197,431
                Maturities and redemptions                        434,630         584,264
        Mortgage loans                                            94,307          117,099
        Real estate                                               2,015           16,456
        Common stock                                              6,842           1,983
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                     (352,190)       (193,416)
             Available-for-sale                                   (2,428,804)     (4,674,954)
        Mortgage loans                                            (949)           (11,100)
        Real estate                                               (14,351)        (2,323)
        Common stock                                              (4,005)         (3,126)
                                                                  -------------   -------------
                 Net cash provided by investing activities        73,028          246,418
                                                                  -------------   -------------






                      (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                       1999            1998
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                        $     (365,423) $     (257,870)
   Net Parent Corporation borrowings (repayments)                       164,423         (2,993)
   Dividends paid                                                      (41,566)        (36,775)
   Net commercial paper borrowings (repayments)                         (9,887)           5,596
   Net repurchase agreements borrowings (repayments)                  (161,273)       (136,293)
                                                                   -------------   -------------
              Net cash used in financing activities                   (413,726)       (428,335)
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                        (26,905)        (36,771)

CASH, BEGINNING OF YEAR                                                 176,119         126,278
                                                                   -------------   -------------

CASH, END OF PERIOD                                             $       149,214 $        89,507
                                                                   =============   =============






























See notes to consolidated financial statements.            (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
(Unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1998.

Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.      NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During the second quarter, the Financial Accounting Standards Board delayed the effective date of this Statement for one year, to fiscal years beginning after June 15, 2000. Earlier adoption is encouraged. The Company has not adopted this Statement as of June 30, 1999. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

In March 1998, the Accounting Standards Executive Committee of the AIPCA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. During the quarter ended June 30, 1999, the Company capitalized $8,068 in internal use software costs related to the adoption of SOP 98-1.

3.      OTHER

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           1999          1998         1999         1998
                                             ----------   -----------   ----------   ----------

        Premiums                          $        294 $         163 $        612 $        351
        Fee income                                 150           127          304          245
        Net investment income                      216           224          432          447
        Realized investment gains
          (losses)                                   2             5          (4)           19
                                             ----------   -----------   ----------   ----------
             Total revenues                        662           519        1,344        1,062

        Total benefits and expenses                588           451        1,199          927
        Income tax expense                          24            24           50           45
                                             ==========   ===========   ==========   ==========
             Net income                   $         50 $          44 $         95 $         90
                                             ==========   ===========   ==========   ==========


        Deposits for investment-type
          contracts                       $        169 $         264 $        275 $        455
        Deposits to separate accounts              695           575        1,365        1,109
        Self-funded premium
          equivalents                              788           591        1,506        1,126

                                                                  June 30,       December 31,
        Balance Sheet (Millions)                                    1999             1998
                                                                -------------   ---------------

        Investment assets                                     $       13,131 $          13,671
        Separate account assets                                       10,892            10,100
        Total assets                                                  25,508            25,123
        Total policy benefit liabilities                              12,358            12,583
        Long-term debt - due to
             Parent Corporation                                          210                35
        Total shareholder's equity                            $        1,162 $           1,199

GENERAL

The following discussion addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the three and six months ended June 30, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year ended December 31, 1998, to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Company's consolidated net income increased $6 million or 14% and $5 million or 6% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The increases reflect a decrease of $2 million in the Financial Services segment for the first six months of 1999, which resulted primarily from net realized investment losses in 1999 as compared to net realized investment gains in 1998. The Employee Benefits segment's net income increased $6 million and $7 million in the second quarter and first six months of 1999, which reflected improved morbidity gains being partially offset by net realized investment losses.

Total revenues increased $143 million or 28% and $282 million or 27% for the second quarter and for the first six months of 1999 when compared to the same periods of 1998. The growth in revenues for the second quarter and first six months of 1999 was comprised of increased premium income of $131 million and $261 million, increased fee income of $23 million and $59 million, decreased net investment income of $8 million and $15 million and decreased realized gains on investments of $3 million and $23 million.

The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $137 million and $270 million for the second quarter and first six months of 1999, offset by a decrease in Financial Services premium income of $6 million and $9 million for the second quarter and first six months of 1999. The growth in Employee Benefits primarily reflects premium income of $111 million and $222 million for the second quarter and first six months of 1999 derived from the acquisition of Anthem Health & Life Insurance Company ("AH&L") in July 1998.

The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of AH&L was $14 million and $30 million during the second quarter and first six months of 1999. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

The decrease in net investment income was the result of a combination of declining interest rates and a reduction in general account assets. The actual earned rate at June 30, 1999 was 6.93% compared to 7.25% at June 30, 1998.

Realized investment gains decreased $3 million during the second quarter of 1999 compared to the same period last year. Realized investment gains decreased from a realized investment gain of $19 million in the first six months of 1998 to a realized investment loss of $4 million in 1999. The rise in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $9 million, while lower interest rates contributed to $21 million of fixed maturity gains in 1998. Increases (decreases) in the provision for asset losses of $(4.0) million and $.7 million were recognized for the first six months of 1999 and 1998, respectively.

Benefits and expenses increased $147 million or 30% and $272 million or 29% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $146 million and $299 million during the second quarter and first six months of 1999, of which $125 million and $259 million related to benefits and expenses generated by AH&L. The Financial Services segment was essentially flat with a decrease in benefits and expenses of $10 million and $27 million for the second quarter and first six months of 1999 when compared to the same periods last year.

Income tax expense increased $5 million or 11% for the first six months of 1999 when compared to the first six months of 1998. The increase reflects higher pre-tax earnings for the first six months of 1999 and the use of net operating loss carryforwards related to the subsidiaries during 1998.

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

Deposits for investment-type contracts decreased $95 million or 36% and $180 million or 40% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. This decrease is primarily attributable to the Financial Services segment, where decreases in deposits of Corporate Owned Life Insurance ("COLI") totaled $0 and $56 million for the second quarter and first six months of 1999 when compared to the same periods last year. Additionally, Bank Owned Life Insurance ("BOLI") deposits decreased, from $165 million and $230 million for the second quarter and first six months of 1998 to $40 million and $90 million for the second quarter and first six months of 1999.

Deposits for separate accounts increased $120 million or 21% and $256 million or 23% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998 in both segments due to a continuing movement toward variable funds and away from fixed options. During the second quarter of 1999, the Company began distributing a BOLI separate account product, resulting in $100 million in deposits during the second quarter.

Self-funded premium equivalents increased $197 million or 33% and $380 million or 34% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The increase was due to the acquisition of AH&L ($129 million and $211 million for second quarter and first six months of 1999), with the remainder coming from the growth in business in the remainder of the Employee Benefits segment.

Total assets increased $385 million or 2% when compared to the year ended December 31, 1998.

SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           1999          1998         1999         1998
                                             ----------   -----------   ----------   ----------

        Premiums                          $        247 $         110 $        512 $        242
        Fee income                                 127           110          261          212
        Net investment income                       20            21           39           43
        Realized investment gains
          (losses)                                   1                        (2)            2
                                             ----------   -----------   ----------   ----------
             Total revenues                        395           241          810          499

        Total benefits and expenses                353           206          729          430
        Income tax expense                          13            12           27           22
                                             ==========   ===========   ==========   ==========
             Net income                   $         29 $          23 $         54 $         47
                                             ==========   ===========   ==========   ==========

        Deposits for investment-type
          contracts                       $         18 $          10 $         18 $         15
        Deposits to separate accounts              431           398          925          789
        Self-funded premium
          equivalents                              788           591        1,506    1,126

Net income for Employee Benefits increased $6 million or 26% and $7 million or 15% for the second quarter and first six months of 1999 when compared to the second quarter and the first six months of 1998. The increase was primarily due to improved morbidity experience.

401(k) premiums and deposits increased 10% (from $428 million to $472 million) and 17% (from $842 million to $988 million) for the second quarter and first six months of 1999, as a result of higher recurring deposits from existing customers. Assets under administration (including third-party administration) in 401(k) increased 10% over the first six months of 1998, primarily due to strong equity markets. The number of contributing participants increased from 477,000 at December 31, 1998 to 497,000 at June 30, 1999.

Equivalent premium revenue and fee income for group life and health increased 44% (from $791 million to $1,140 million) and 45% (from $1,542 million to $2,234 million) from the second quarter and first six months of 1998, primarily due to the acquisition of AH&L.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           1999          1998         1999         1998
                                             ----------   -----------   ----------  -----------

        Premiums                          $         47 $          53 $        100 $        109
        Fee income                                  23            17           43           33
        Net investment income                      196           203          393          404
        Realized investment gains
          (losses)                                   1             5          (2)           17
                                             ----------   -----------   ----------  -----------
             Total revenues                        267           278          534          563

        Total benefits and expenses                235           245          470          497
        Income tax expense                          11            12           23           23
                                             ==========   ===========   ==========  ===========
             Net income                   $         21 $          21 $         41 $         43
                                             ==========   ===========   ==========  ===========

        Deposits for investment-type
          Contracts                       $        151 $         254 $        257 $        440
        Deposits to separate accounts              264           177          440          320

Net income for Financial Services decreased $2 million or 5% for the first six months of 1999 when compared to the first six months of 1999.

Savings

Savings equivalent premiums and deposits increased 2% (from $252 million to $257 million) and 6% (from $476 million to $503 million) for the second quarter and first six months of 1999, which reflects the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, decreased 1% from December 31, 1998.

Customer demand for investment diversification continued to grow during 1999. New contributions to variable business represented 59% of the total deposits received in the first six months of 1999 compared to 58% for the first six months of 1998.

Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $613 million at June 30, 1999 compared to $562 million at December 31, 1998.


Life Insurance

Individual life insurance revenue premiums and deposits of $227 million and $337 million for the second quarter and first six months of 1999 represented a decrease of $22 million or 9% and $90 million or 21% from the second quarter and first six months of 1998, which is primarily due to a decrease in deposits for COLI of $56 million for the first six months of 1999 and a decrease in deposits for BOLI of $25 million and $40 million for the second quarter and first six months of 1999.

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

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                       June 30,              December 31,
                                                       1999                  1998
                                                       ------------------    ------------------

        AAA                                            48.8%                 45.6%
        AA                                             8.8%                  9.4%
        A                                              20.7%                 23.8%
        BBB                                            21.2%                 20.7%
        BB and Below (non-investment grade)            .5%                   0.5%
                                                       ------------------    ------------------
        TOTAL                                          100.0%                100.0%

During the first six months of 1999, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $89 million.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $354 million and $596 million as of June 30, 1999 and December 31, 1998, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $30 million and $40 million of commercial paper outstanding at June 30, 1999 and December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

As of June 30, 1999, the Company is essentially Y2K ready (99% complete for all phases). Only five minor systems require additional work, and that work will be completed by October 1, 1999.

In addition to ensuring that the Company's own systems are Y2K compliant, the Company has identified third parties with which the Company has significant business relationships in order to assess the potential impact on the Company of the third parties' Y2K issues and plans. As of June 30, 1999, the Company had completed most of this assessment process. The Company will continue investigating third party readiness and will conduct system testing with third parties throughout 1999. The Company does not have control over these third parties and cannot make any representations as to what extent the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Company has spent approximately $12.5 million on its Y2K project through the end of June 30, 1999 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from the Company's cash flow from operations. The Company has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        Exhibit Number      Title                         Page
        ----------------    -------------------------     -------------

        27                  Financial Data Schedule       20

(b)     Reports on Form 8-K

The Company filed a Form 8-K on April 27, 1999, disclosing second quarter results of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: August 12, 1999 BY: /s/     Glen R. Derback
                          Glen R. Derback, Vice President and Controller
                          (Duly authorized officer and chief accounting officer)

Exhibit 27                                     Financial Data Schedule


Great-West Life & Annuity Insurance Company as of and for the period ended June 30, 1999 (000s)

------------------------------------------------------------------------------------------------

Fixed Maturities Available-for-Sale                                                 6,869,952
Fixed Maturities Held-to-Maturity - Carrying Value                                  2,234,038
Fixed Maturities Held-to-Maturity - Market Value                                    2,243,060
Investment in Equity Securities                                                     48,144
Mortgage Loans on Real Estate
                                                                                    ------------
Total Investments                                                                   13,131,479

Cash and Cash Equivalents                                                           149,214
Reinsurance Recoverable on Paid Losses                                              179,909
Deferred Policy Acquisition Costs                                                   276,399
                                                                                    ------------
Total Assets                                                                        25,507,865

Policy Liabilities - Future Benefits, Losses, Claims                                12,089,064
Policy Liabilities - Unearned Premiums
Policy Liabilities - Other Claims and Benefits
Other Policyholder Funds                                                            268,873
Notes Payable, Bonds, Mortgages, and Similar Debt                                   29,844
Preferred Stocks Mandatory Redemption
Preferred Stocks - Not Mandatory
Common Stock                                                                        7,032
Other Stockholder's Equity                                                          1,155,309
                                                                                    ------------
Total Liabilities and Stockholder's Equity                                          25,507,865

Premiums and Fee Income                                                             915,782
Net Investment Income                                                               432,058
Realized Investment Gains and Losses                                                (3,926)
Other Income
Benefits, Claims, Losses, and Settlement Expenses                                   796,744
Underwriting Acquisition and Insurance Expenses - Amortization of Deferred          15,839
Policy Acq. Costs
Underwriting Acquisition and Insurance Expense - Other                              386,541
Income or Loss Before Income Taxes                                                  144,790
Income Tax Expense                                                                  49,681
Income/Loss Continuing Operations                                                   95,109
Discontinued Operations
Extraordinary Items
Cumulative Effect - Changes in Accounting Principles
Net Income or Loss                                                                  95,109
Earnings Per Share - Primary                                                        N/A
Earnings Per Share - Fully Diluted                                                  N/A

