Form 10-K
period 1999-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-03-30
CIK 744455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For The Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

Commission file number 333-1173


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

     Colorado 84-0467907 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

8515 East Orchard Road, Englewood, Colorado          80111
(Address of principal executive offices)                              (Zip Code)

(303)  737-4128
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

     As of December 31, 1999, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

     Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                                           TABLE OF CONTENTS

                                                                        Page
PART I
Item 1.      Business........................................................................................
                  A.  Organization and Corporate Structure...................................................
                  B.  Business of the Company ...............................................................
                  C.  Employee Benefits .....................................................................
                  D.  Financial Services ....................................................................
                  E.  Investment Operations..................................................................      F.  Regulation
                  G.  Ratings................................................................................
                  H.  Miscellaneous..........................................................................
Item 2.      Properties......................................................................................
Item 3.      Legal Proceedings...............................................................................
Item 4.      Submission of Matters to a Vote of Security Holders.............................................

PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................................................
                  A.  Equity Security Holders and Market Information.........................................
                  B.  Dividends..............................................................................
Item 6.      Selected Financial Data.........................................................................
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................
                  A.  Company Results of Operations..........................................................
                  B.  Employee Benefits Results of Operations................................................
                  C.  Financial Services Results of Operations...............................................
                  D.  Investment Operations .................................................................
                  E.  Liquidity and Capital Resources........................................................
                  F.  Accounting Pronouncements..............................................................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........................................
Item 8.      Financial Statements and Supplementary Data.....................................................
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................................................

PART III
Item 10.     Directors and Executive Officers of the Registrant..............................................
                  A.  Identification of Directors............................................................
                  B.  Identification of Executive Officers...................................................
Item 11.     Executive Compensation..........................................................................
                  A.  Summary Compensation Table.............................................................
                  B.  Options................................................................................
                  C.  Pension Plan Table.....................................................................
                  D.  Compensation of Directors..............................................................
                  E.  Compensation Committee Interlocks and Insider Participation............................
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................................
                  A.  Security Ownership of Certain Beneficial Owners........................................
                  B.  Security Ownership of Management.......................................................
Item 13.     Certain Relationships and Related Transactions..................................................

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................
                  A.  Index to Financial Statements..........................................................
                  B.  Index to Exhibits......................................................................
                  C.  Reports on Form 8-K....................................................................
Signatures


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

     Shares of Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.       BUSINESS OF THE COMPANY

     The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. The Company is also a licensed reinsurer in the State of New York. As of December 31, 1998, the Company ranked among the top 25 of all U.S. life insurance companies in terms of admitted assets.

The Company operates in the following two business segments:

         Employee Benefits                 - life, health and 401(k) products for group clients

         Financial Services                - savings products for both public and non-profit employers and individuals (including 401, 403(b), 408 and 457 plans), and life insurance products for individuals and businesses

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

         Millions (1)                                             1999                  1998                 1997
                                                              --------------       ---------------      ---------------
         Premium Income
         Employee Benefits
              Group Life & Health                          $         991        $         747        $         465
                                                              --------------       ---------------      ---------------
                  Total Employee Benefits                            991                  747                  465
                                                              --------------       ---------------      ---------------
         Financial Services
              Savings                                                 14                   17                   23
              Individual Insurance                                   158                  231 (3)              345 (2)
                                                              --------------       ---------------      ---------------
                  Total Financial Services                           172                  248                  368
                                                              --------------       ---------------      ---------------
              Premium income                               $       1,163        $         995        $         833
                                                              ==============       ===============      ===============
         Fee Income
         Employee Benefits
              Group Life & Health                          $         454        $         367        $         305
              401(k)                                                  95                   78                   53
                                                              --------------       ---------------      ---------------
                                                              --------------       ---------------      ---------------
                  Total Employee Benefits                            549                  445                  358
                                                              --------------       ---------------      ---------------
                                                              --------------       ---------------      ---------------
         Financial Services
              Savings                                                 81                   71                   62
              Individual Insurance                                     5
                                                              --------------       ---------------      ---------------
                                                              --------------       ---------------      ---------------
                  Total Financial Services                            86                   71                   62
                                                              --------------       ---------------      ---------------
                                                              --------------       ---------------      ---------------
              Fee income                                   $         635        $         516        $         420
                                                              ==============       ===============      ===============
                                                              ==============       ===============      ===============
         Deposits for Investment-type
         Contracts:
              Employee Benefits                            $          26        $          37        $          25
              Financial Services                                     608                1,307 (3)              633
                                                              --------------       ---------------      ---------------
              Total investment-type
                deposits                                   $         634        $       1,344        $         658
                                                              ==============       ===============      ===============
         Deposits to Separate Accounts
              Employee Benefits                            $       1,745        $       1,568        $       1,403
              Financial Services                                     838                  640                  742
                                                              --------------       ---------------      ---------------
              Total separate accounts
                deposits                                   $       2,583        $       2,208        $       2,145
                                                              ==============       ===============      ===============
              Self-funded equivalents (4)                  $       2,979        $       2,606        $       2,039
                                                              ==============       ===============      ===============

     (1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with generally accepted accounting principles, unless otherwise indicated.

     (2) This amount includes the recapture of $156 million for the year ended December 31, 1997 of participating policy reserves previously co-insured with Great-West Life under a participating life coinsurance agreement.

     (3) These amounts include $46 million in premium income for non-participating life insurance policies and $520 million in deposits for investment-type contracts which Great-West Life co-insured with the Company in 1998 under two indemnity reinsurance agreements.

     (4) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs. C. EMPLOYEE BENEFITS

1.       Principal Products

     The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 12,800 employers across the United States.

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

     Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's health care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low copayments, which minimize out-of-pocket costs. There are no claims to file when services are received through a primary care physician.

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



     The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services and quality assurance for the other managed care products of the Company, Alta Health & Life Insurance Company ("Alta"), formerly known as Anthem Health & Life Insurance Company, and New England Life Insurance Company ("New England"). In addition to creating economies of scale, this "pooling" of PPO, POS and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements, which leads to more competitive pricing.

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

     The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:

       [Millions]                                              Years Ended December 31,
                                       -------------------------------------------------------------------------
                                          1999           1998            1997           1996            1995
                                       -----------    -----------     -----------    -----------     -----------
       In force
         end of year               $      83,901(1)$     84,121(1)$     53,211    $    49,500    $     50,370

     (1) Includes $25,812 and $25,597 of in force group life insurance obtained from the acquisition of Alta for the years ended December 31, 1999 and 1998, respectively.

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

     Of the total 401(k) assets under administration in 1999, 97% were allocated to variable investment options versus 96% in 1998.

     The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services. For certain funds, a subsidiary of the Company also receives fees for serving as an investment advisor for those underlying funds, which are managed by the subsidiary.

     In 1999, the Company introduced a self-directed brokerage account option for its 401(k) product.

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

     In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

[Millions]

                     Year Ended
                    December 31,                      Fixed Annuities               Variable Annuities
         ------------------------------------      ----------------------      -----------------------------

                        1995                    $            358            $            2,227
                        1996                                 347                         3,229
                        1997                                 328                         4,568
                        1998                                 299                         5,770
                        1999                                 268                         7,339

2.       Method of Distribution

     The Company distributes its products and services through field sales staff of the Company, Alta and New England located in 63 sales offices throughout the United States. Each sales office works with insurance brokers, agents and consultants in their local market.

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

     The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The maximum amount of group life insurance retained on any one life is $1.5 million. The maximum amount of group monthly disability income benefit at risk on any one life is $6,000 per month.

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

     The Company's primary marketing emphasis in the public/non-profit pension market is group fixed and variable annuity contracts for defined contribution retirement savings plans. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

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

     Demand for investment diversification for customers and their participants continued to grow during 1999. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company, which is an insurance products mutual fund company, and through arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock and international equity fund offerings.

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

     Annuity products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administration services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor for underlying funds, which are managed by the subsidiary.

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

     The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:


         [Millions]

               Year Ended                Fixed            Variable
              December 31,             Annuities          Annuities
                  1995              $     5,722        $    1,772
                  1996                    5,531             2,256
                  1997                    5,227             3,280
                  1998                    4,849             4,330
                  1999                    4,592             5,137


     In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $26.7 billion at December 31, 1999 and $12.6 billion at December 31, 1998.

     Life insurance products in force include participating and non-participating term life, whole life and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continue to produce renewal premium ($271.0 million in 1999). Participating dividends for 1999 and 1998 were $70.1 million and $71.4 million, respectively. The provision for participating policyholder earnings is reflected in liabilities under undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

     At both December 31, 1999 and 1998, the Company had $3.5 billion of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees - so-called Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 which phased out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased. The Company continues to work closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

     The Company has shifted its emphasis to the Bank-Owned Life Insurance ("BOLI") market. BOLI was not affected by the 1996 legislation. This interest-sensitive whole life product funds post-retirement benefits for bank employees. At December 31, 1999 and 1998, the Company had $1.4 billion and $0.9 billion, respectively, of BOLI policy reserves.

     Sales of life insurance products typically have initial marketing expenses. Retention, an important factor in profitability, is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credit rates may be offered after policies have been in force for a period of time.

     Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 1999, approximately 5% of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 95% of outstanding policy loans had variable interest rates averaging 7.4% at December 31, 1999. Investment income from policy loans was $167.8 million for the year ended December 31, 1999.

The following table summarizes changes in individual life insurance in force prior to reinsurance ceded for the years indicated:

                                                                  Years Ended December 31,
                                          --------------------------------------------------------------------------
         [Millions]                           1999            1998           1997           1996           1995
                                          -------------    -----------    ------------   -----------    ------------
         In force, begin-
           ning of year                $     42,966     $     28,266   $     26,892    $    25,865   $     24,877

         Sales and
           additions                          4,228           16,215 (1)      3,119          2,695          2,520
         Terminations                         3,363            1,515          1,745          1,668          1,532
                                          -------------    -----------    ------------   -----------    ------------
                  Net                           865           14,700          1,374          1,027            988
                                          -------------    -----------    ------------   -----------    ------------

         In force,
           end of year                       43,831           42,966         28,266         26,892         25,865

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

     The Company distributes universal and joint survivor life and term insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab & Co., Inc. Individual life products are also sold through large banks and other financial institutions. BOLI products are currently marketed through one broker, Clark/Bardes, Inc.

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

E.       INVESTMENT OPERATIONS

     The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 1999 were $25.8 billion, comprised of general account assets of $13.0 billion and separate account assets of $12.8 billion.

     The Company invests in a broad range of asset classes, primarily domestic and international fixed maturities and mortgage loans. Fixed maturity investments include public and privately placed corporate bonds, government bonds and redeemable preferred stocks. The Company also invests in mortgage-backed securities and asset-backed securities.

     The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities, which vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines, which are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 6 to the consolidated financial statements of the Company (the "Consolidated Financial Statements"), which are included in Item 8 (Financial Statements and Supplementary Data).

     The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

     The Company's fixed maturity investments constituted 69% of investment assets as of December 31, 1999. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of December 31, 1999, 97% of the bond portfolio carried an investment grade rating.

     The Company's mortgage portfolio constituted 7% of investment assets as of December 31, 1999. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loans are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments.

     At December 31, 1999 only 0.8% of investment assets were invested in real estate.

     The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account, as of the end of the years indicated:


         [Carrying Value                             1999          1998         1997          1996          1995
                                                   ----------    ----------   ----------    ----------    ----------
            in Millions]
          Debt Securities:
           Bonds
            U.S. Government
             Securities and
             obligations of U.S.
             Government
             Agencies                         $        1,859  $      1,951  $     2,091  $      1,947  $      1,990
            Corporate bonds                            7,078         7,117        6,544         6,133         6,168
            Foreign
             Governments                                  51            69          146           119           159
                                                   ----------    ----------   ----------    ----------    ----------

              Total                                    8,988         9,137        8,781         8,199         8,317

            Common Stock                                  69            49           39            20             9
            Mortgage loans                               975         1,133        1,236         1,488         1,713
            Real estate                                  104            73           94            68            61
            Policy loans                               2,681         2,859        2,657         2,523         2,238
            Short-term
             investments                                 241           420          399           419           135
                                                   ----------    ----------   ----------    ----------    ----------

              Total investments               $       13,058  $     13,671  $    13,206  $     12,717  $     12,473
                                                   ==========    ==========   ==========    ==========    ==========

            Cash                              $          258  $        176  $       126  $        125  $         91
            Accrued investment
             income                                      138           158          166           198           212

The following table summarizes general account investment results of the Company's operations:

                                                                       Net                Earned Net
         [Millions]                                                Investment             Investment
                                                                     Income               Income Rate
                                                               --------------------   --------------------
         For the year:
                                 1999                      $             876                 6.96%
                                 1998                                    897                 7.03
                                 1997                                    882                 7.21
                                 1996                                    835                 7.05
                                 1995                                    835                 7.36



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

     The National Association of Insurance Commissioners has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 1999 statutory financial reports, the Company has risk-based capital well in excess of that required and was within the usual ranges of all ratios.

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

4.       Guaranty Funds

     Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $7.1 million as of December 31, 1999 to cover future assessments of known insolvencies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $3.4 million at December 31, 1999.

5.       Canadian Regulation

     Because the Company is an indirect subsidiary of Great-West Life, which is a Canadian company, the Office of the Superintendent of Financial Institutions Canada conducts periodic examinations of the Company and approves certain investments in subsidiary companies.

6.       Potential Legislation

     United States legislation and administrative developments in various areas, including pension regulation, financial services regulation, health care legislation and the insurance industry could significantly and adversely affect the Company in the future. Congress has from time to time considered legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), changes in the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and changes as to the availability of Section 401(k) for individual retirement accounts.

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

Rating Agency                           Measurement                                             Rating
-------------------------------------   ----------------------------------------------------    --------------

A.M. Best Company                       Financial Strength and Operating Performance            A++ *

Duff & Phelps Corporation               Claims Paying Ability                                   AAA *

Standard & Poor's Corporation           Financial Strength                                      AA+ **

Moody's Investors Service               Financial Strength                                      Aa2 ***

*     Highest ratings available.
**   Second highest rating out of 21 rating categories.
***  Third highest rating out of 21 rating categories.

H.       MISCELLANEOUS

     No customer accounted for 10% or more of the Company's consolidated revenues in 1999. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

The Company had approximately 6,900 employees at December 31, 1999.

ITEM 2.       PROPERTIES

     The Head Office of the Company consists of a 752,000 square foot office complex located in Greenwood Village, Colorado. The office complex is owned by a subsidiary of the Company. The Company leases sales and claims offices throughout the United States.

ITEM 3.       LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of security holders.

PART II

     ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS

A.            EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.            DIVIDENDS

     In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $92.1 million in 1999 and $73.3 million in 1998. Dividends on preferred stock totaled $0 and $6.7 million in 1999 and 1998, respectively.

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

[Millions]

                                                                    Years Ended December 31,
                                             -----------------------------------------------------------------------
         INCOME STATEMENT                       1999           1998           1997           1996          1995
                                             -----------    -----------    -----------    -----------   ------------
         DATA
          Premiums                        $      1,163   $        995   $        833   $         829  $        732
          Fee income                               635            516            420             347           335
          Net investment income                    876            897            882             835           835
          Realized investment
           gains (losses)                            1             38             10             (21)            8
                                             -----------    -----------    -----------    -----------   ------------
          Total Revenues                         2,675          2,446          2,145           1,990         1,910

          Policyholder benefits                  1,582          1,462          1,385           1,356         1,269
          Operating expenses                       804            688            552             469           464
                                             -----------    -----------    -----------    -----------   ------------
          Total benefits and
           expenses                              2,386          2,150          1,937           1,825         1,733
                                             -----------    -----------    -----------    -----------   ------------
          Income from operations                   289            296            208             165           177
          Income tax expense                        83             99             49              30            49
                                             -----------    -----------    -----------    -----------   ------------
          Net Income                      $        206   $        197   $        159   $         135  $        128
                                             ===========    ===========    ===========    ===========   ============

           Deposits for investment-
             type contracts               $        634   $      1,344   $        658   $         815  $        868
           Deposits to separate
             accounts                            2,583          2,208          2,145           1,438         1,165
           Self-funded premium
             equivalents                         2,979          2,606          2,039           1,940         2,140

                                                                          December 31,
                                             -----------------------------------------------------------------------
                                                1999           1998          1997           1996           1995
                                             -----------    -----------   ------------   ------------   ------------

         BALANCE SHEET DATA
          Investment assets               $     13,058   $     13,671   $    13,206    $     12,717   $     12,473
          Separate account assets               12,780         10,100         7,847           5,485          3,999
          Total assets                          27,393         25,123        22,078          19,351         17,682
          Total policy benefit
           liabilities                          12,386         12,583        11,706          11,600         11,408
          Due to Parent Corporation                 35             52           118             120            122
          Due to GWL&A Financial                   175
          Total shareholder's equity             1,167          1,199         1,186           1,034            993

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

     Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1999 follows.

A.       COMPANY RESULTS OF OPERATIONS

1.       Consolidated Results

     The Company's consolidated net income increased $8.8 million or 5% in 1999 when compared to the year ended December 31, 1998, reflecting improved results in the Employee Benefits segment, offset by a slight decrease in the Financial Services segment. The Employee Benefits segment contributed $9.5 million to the improved consolidated results compared to the Financial Services segment which recorded a $0.7 million decrease. Of total consolidated net income in 1999 and 1998, the Employee Benefits segment contributed 57% and 54%, respectively, while the Financial Services segment contributed 43% and 46%, respectively.

     The Company's consolidated net income increased $38.1 million or 24% in 1998 when compared to the year ended December 31, 1997. In 1998, the Employee Benefits segment contributed $8.8 million or 23% to the overall growth and the Financial Services segment contributed $29.3 million or 77% to the overall growth.

     Pursuant to a required change in accounting policy, the Company capitalized $18.4 million of software development costs (see Note 1 to the consolidated financial statements), which increased the 1999 consolidated net income.

     The Company's 1999 and 1997 consolidated net income increased by $8.3 million and $21.1 million, respectively, due to changes in income tax provisions for these years. The current income tax provisions were decreased by $17.2 million and $42.2 million for 1999 and 1997, respectively, due to the release of a contingent liability relating to taxes of Great-West Life's U.S. branch associated with the blocks of business that had been transferred from Great-West Life's U.S. branch to the Company, as discussed below.

     Of the amount  released in 1999 and 1997,  $8.9 million and $15.1  million,
     respectively,   was  attributable  to  participating   policyholders   and,
     therefore, had no effect on the net income of the Company.

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

     In addition to the contingent tax liability release described above, the Company's income tax provision for 1997 also reflected an increase for additional contingent items related to open tax years where it was determined to be probable that additional tax liabilities could be owed based on changes in facts and circumstances. The increase in 1997 was $16.0 million, of which $10.1 million was attributable to participating policyholders and, therefore, had no effect on the net income of the Company.

     In 1999 total revenues increased $228.9 million or 9% to $2.7 billion when compared to the year ended December 31, 1998. The growth in revenues in 1999 was comprised of increased premium income of $168.3 million, increased fee income of $119.1 million, decreased net investment income of $21.4 million and decreased realized gains on investments of $37.1 million. In 1998 total revenues increased $301.1 million or 14% to $2.4 billion when compared to the year ended December 31, 1997. The growth in revenues in 1998 was comprised of increased premium income of $161.7 million, increased fee income of $95.3 million, increased net investment income of $15.7 million and increased realized gains on investments of $28.4 million.

     The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $243.5 million, offset by a decrease in Financial Services premium income of $75.2 million. The growth in premium income in the Employee Benefits segment primarily reflected an increase of $205.9 million of premium income derived from Alta Health & Life Insurance Company ("Alta"), formerly known as Anthem Health & Life Insurance Company, which the Company acquired in July 1998 (see Other Matters). The decrease of $75.2 million in Financial Services premium income was due primarily to reinsurance transactions in 1998 of $46.2 million. There were no significant reinsurance transactions in 1999. The increased premium income in 1998 was comprised of growth in Employee Benefits premium income of $281.8 million, offset by a decrease in Financial Services premium income of $120.1 million. The growth in premium income in the Employee Benefits segment primarily reflected $209.5 million of premium income derived from the acquisition of Alta. The decrease of $120.2 million in Financial Services premium income was primarily due to reinsurance transactions in 1997 of $155.8 million versus only $46.2 million in premiums due to reinsurance transactions in 1998.

     The increased fee income in 1999 was comprised of growth in Employee Benefits fee income and Financial Services fee income of $103.9 million and $15.2 million, respectively. The growth in Employee Benefits fee income reflected an increase of $42.0 million of fee income derived from Alta during 1999. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets. The increase in fee income in 1998 was comprised of Employee Benefits fee income and Financial Services fee income of $86.6 million and $8.7 million, respectively. The growth in Employee Benefits fee income reflected $31.6 million of fee income derived from the acquisition of Alta. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets.

     Realized investment gains decreased from a realized investment gain of $38.2 million in 1998 to a realized investment gain of $1.1 million in 1999. Realized investment gains were $9.8 million in 1997. The increase in interest rates in 1999 contributed to $7.8 million of fixed maturity losses, while the decrease in interest rates in 1998 and 1997 resulted in gains on sales of fixed maturities totaling $38.4 and $16.0 million, respectively. Increases (decreases) in the provision for asset losses of $(7.0) and $0.6 million, respectively, were recognized in 1999 and 1998.

     Total benefits and expenses increased $235.7 million or 11% in 1999 when compared to the year ended December 31, 1998. The increase in 1999 was due to Alta, which resulted in an increase in benefits and expenses of $245.3 million. Excluding Alta, benefits and expenses would have decreased $9.6 million or 0.4% in 1999. The decrease included the effect of a change in accounting policy, which resulted in the capitalization of $18.4 million of software costs in 1999. Overall, total benefits and expenses have increased due to higher costs of managed care operations. The increase of $213.9 from 1997 to 1998 was a combination of the acquisition of Alta, which resulted in benefits and expenses increasing $258.3, partially offset by a decrease in policyholder benefits related to reinsurance transactions of $109.4 million.

     In June 1997, the Company recaptured all the remaining pieces of an individual participating block of business previously reinsured to Great-West Life. The Company recorded various assets and liabilities related to the recapture as discussed in Note 3 to the Consolidated Financial Statements. In recording the recapture, both life insurance premiums and benefits were increased by the amount recaptured ($155.8 million). Consequently, the net income of the Company was not impacted by the reinsurance transaction.

     Income tax expense decreased $15.6 million or 16% in 1999 when compared to the year ended December 31, 1998, which reflects a net $17.2 million release of contingent tax liabilities relating to prior open tax years, as discussed above. Income tax expense increased $49.0 million or 98% in 1998 when compared to the year ended December 31, 1997. The increase in income tax expense from 1997 to 1998 reflected higher earnings in 1998, as well as the fact that the 1997 income tax provision included a net $26.2 release of contingent tax liabilities relating to prior open tax years, as discussed above. Excluding these contingent tax releases, the Company's income tax expense increased 2% and 30% in 1999 and 1998, respectively. See Note 10 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

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

     Deposits for investment-type contracts decreased $709.6 million or 53% in 1999 when compared to the year ended December 31, 1998. Deposits for investment-type contracts increased $686.0 million or 104% in 1998 when compared to the year ended December 31, 1997. The decrease in 1999 was primarily due to two indemnity reinsurance agreements with Great-West Life whereby the Company reinsured by coinsurance certain Great-West Life individual non-participating life insurance policies during 1998. This transaction increased deposits by $519.6 million in 1998 and accounted for
     (73)% and 76% of the increase (decrease) in 1999 and 1998, respectively.

     Deposits for separate accounts increased $374.4 million or 17% in 1999 when compared to the year ended December 31, 1998. This was due primarily to $200 million of BOLI deposits associated with the variable life product, and a continuing movement toward variable funds and away from guaranteed interest rate options. Deposits for separate accounts increased $63.7 million or 3% in 1998 when compared to the year ended December 31, 1997. This increase in 1998 reflected a continuing movement toward variable funds and away from guaranteed interest rate options.

     Self-funded premium equivalents increased $372.7 million or 14% in 1999 when compared to the year ended December 31, 1998. The increase in 1999 was primarily due to an increase in self-funded premium equivalents from Alta of $155.2 million, with the remainder coming from the growth in business. Self-funded premium equivalents increased $567.1 million or 28% in 1998 when compared to the year ended December 31, 1997. Approximately half of the 1998 increase ($281.3 million) was due to the acquisition of Alta, with the remainder coming from sales growth.

     Total assets increased $2.3 billion or 9% in 1999 when compared to the year ended December 31, 1998. Separate account assets increased $2.7 billion primarily due to the strength of the equity markets in the United States. The $0.4 billion decrease in the general account reflected the continuing movement away from guaranteed products.

2.       Other Matters

     Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. This added over 900,000 medical members representing approximately $1.7 billion of premium and premium equivalents. The agreement will convert to an assumption reinsurance agreement by January 1, 2001, subject to regulatory approval. On January 1, 2000, the Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and other assets from General American.

     On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. This acquisition is anticipated to add 300,000 medical members and approximately $800 million of premium and premium equivalents. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in force at March 1, 2000 and March 1, 2001.

     On July 8, 1998, the Company acquired the outstanding common stock of Alta, which was a subsidiary of Anthem, Inc. (the Blue Cross and Blue Shield licensee for Indiana, Kentucky, Ohio, and Connecticut). The cost of the acquisition was $82.7 million. The purchase price was based on adjusted book value and was subject to further adjustments. The acquisition was accounted for as a purchase and was financed through internally generated funds. The fair value of tangible assets acquired and liabilities assumed was $379.9 million and $317.4 million, respectively. The goodwill representing the purchase price in excess of fair value of net assets acquired is included in other assets and is being amortized over 30 years on a straight-line basis.

     The majority of Alta's customers are in the Company's target market of small to mid-size employers who prefer to self-fund their benefit plans. New and existing customers have been migrated to the Company's One Health Plan network, which provided substantial new growth for the One Health Plan subsidiary organization.

     Life and health premium and fee income for Alta totaled $489.0 million and $241.1 million for the periods ended December 31, 1999 and 1998, respectively, while self-funded premium equivalents were $436.5 million and $281.3 million for the years ended December 31, 1999 and 1998, respectively. The Company recorded small losses associated with Alta operations in 1999 and 1998, respectively. The results of Alta since the date of acquisition are included in the Employee Benefits segment.

B.       EMPLOYEE BENEFITS RESULTS OF OPERATIONS

     The following is a summary of certain financial data of the Employee Benefits segment:

         (Millions)                                                  Years Ended December 31,
                                                           ----------------------------------------------
         INCOME STATEMENT                                      1999             1998             1997
                                                           -------------     ------------     -----------
         DATA
          Premiums                                      $        990     $         747    $         465
          Fee income                                             549               445              358
          Net investment income                                   80                95              100
          Realized investment gains (losses)                      (1)                8                3
                                                           -------------     ------------     -----------
          Total Revenues                                       1,618             1,295              926

          Policyholder benefits                                  789               590              371
          Operating expenses                                     661               547              428
                                                           -------------     ------------     -----------
                                                           -------------     ------------     -----------
          Total benefits and  expenses                         1,450             1,137              799
                                                           -------------     ------------     -----------
          Income from operations                                 168               158              127
          Income tax expense                                      51                51               29
                                                           -------------     ------------     -----------
          Net Income                                    $        117     $         107    $          98
                                                           =============     ============     ===========

          Deposits for investment-type
             contracts                                  $         26     $          37    $          25
          Deposits to separate accounts                        1,745             1,568            1,403
          Self-funded premium equivalents                      2,979             2,606            2,039

During 1999, the Employee Benefits segment experienced:

     o significant growth in 401(k) assets under administration, o increased sales offset by some deterioration in customer retention in group life and health, o favorable morbidity results, and o license approval for one additional HMO subsidiary, for a total of 15 fully operational HMOs.

Net income for Employee Benefits increased 9% in 1999 and 9% in 1998. The improvement in earnings in 1999 reflected increased fee income from variable 401(k) assets, improved group morbidity experience and the capitalization of $17.1 million of software costs in 1999, offset by a decrease in realized gains. The improvement in earnings in 1998 reflected increased fee income from variable 401(k) assets and improved group mortality experience. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in an increase in net income for the Employee Benefits segment of $4.7 million in 1999.

     401(k) premiums and deposits for 1999 and 1998 increased 11% and 14%, respectively, as the result of higher recurring deposits from existing customers and new sales. Assets under administration (including third-party administration) in 401(k) increased 26% over 1998 to $8.5 billion and 26% from 1997 to 1998, primarily due to strong equity markets. Equivalent premium revenue and fee income for group life and health increased 19% from 1998 levels as the result of a combination of price increases and the Alta acquisition. From 1997 to 1998, equivalent premium revenue and fee income had increased 32% as a result of a combination of increased sales and the Alta acquisition.

1.       Group Life and Health

     The Employee Benefits segment experienced a net increase of 468 group health care customers (employer groups) during 1999 (versus 593 in 1998). Much of the health care growth can be attributed to the introduction of new HMOs in markets with high sales potential, and the Company's ability to offer a choice of managed care products.

     To position itself for the future, the Employee Benefits segment is focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment.

     The Company experienced a 6% decrease in total health care membership from 2,266,700 at the end of 1998 to 2,130,400 at year-end 1999 as the result of certain large case terminations. Gatekeeper (i.e., POS and HMO) members grew 5% from 522,300 in 1998 to 549,900 in 1999. The Company expects this segment of the business to grow as additional HMO licenses are obtained and additional Alta members are converted.

     Total health care membership increased from 1997 to 1998 by 35% (Alta accounted for 76% of this growth). Gatekeeper members grew 26% from 414,500 in 1997 to 522,300 in 1998, including 61,800 Alta members. Excluding the Alta acquisition, gatekeeper members increased 19%.

2.       401(k)

     The number of new 401(k) case sales (employer groups), including third-party administration business generated through the Company's marketing and administration arrangement with New England, decreased 2% to 811 in 1999 from 828 in 1998 (1,235 in 1997). The 401(k) block of business under administration totaled 6,400 employer groups and more than 500,000 individual participants, compared to 6,100 employer groups and 475,000 individual participants in 1998, and 5,700 employer groups and 430,000 individual participants in 1997.

     During 1999, the in-force block of 401(k) business continued to perform well, with customer retention of 92.9% versus 93.0% in 1998. This, combined with strong equity markets, resulted in a 26% increase in assets under management during 1999 and 1998, respectively.

     In addition to the Company's internally-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders and T. Rowe Price. This strategy, supported by participant education efforts, is validated by the fact that 99% of assets contributed in 1999 were allocated to variable funds.

     To promote long-term asset retention, the Company enhanced a number of products and services including prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

3.       Outlook

     The Alta, General American, and Allmerica acquisitions will help to provide the Company with critical mass to compete in the consolidating health care market. Through a combination of internal growth and new business acquisitions, the Company expects to grow from 2.1 million members to 3.4 million members by the end of the first quarter of 2001. The Company's life and health and 401(k) sales are projected to double from 1999 results. In order to remain competitive, a focused effort on provider contracting will be essential to ensure competitive morbidity results. A continuing focus on expense levels and synergies will ensure competitive administrative expenses. The ongoing consolidation of the Company's benefit payment offices will remain an important operational issue from both a cost and quality perspective.

     The Company will continue the expansion of its One Health Plan managed care subsidiaries. In 2000, it is anticipated that three new licensed HMOs, in Kansas, Missouri and Pennsylvania, will be approved. This will bring the total number of licensed One Health Plan HMOs to 18, which will provide current customers with a comprehensive national managed care network.

     Delivering cost-effective, value-added services via the Internet will continue to be a focus for the Company. The Company has already introduced online enrollment capability for 401(k) participants, and later in 2000 it will introduce the same capability for life and health members. In addition, the Company has signed an agreement with an online investment advisor to provide 401(k) participants with personal investment advice via the Internet. This action, combined with a very competitive product portfolio should result in an increase in new case sales.



C.       FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

         (Millions)                                                 Years Ended December 31,
                                                        -------------------------------------------------
         INCOME STATEMENT                                   1999              1998              1997
                                                        --------------     ------------     -------------
         DATA
          Premiums                                   $        173      $         248    $         368
          Fee income                                           86                 71               62
          Net investment income                               796                802              782
          Realized investment gains (losses)                    2                 30                7
                                                        --------------     ------------     -------------
          Total Revenues                                    1,057              1,151            1,219

          Policyholder benefits                               793                872            1,014
          Operating expenses                                  143                141              124
                                                        --------------     ------------     -------------
          Total benefits and expenses                         936              1,013            1,138
                                                        --------------     ------------     -------------
          Income from operations                              121                138               81
          Income tax expense                                   32                 48               20
                                                        --------------     ------------     -------------
          Net Income                                 $         89      $          90    $          61
                                                        ==============     ============     =============

          Deposits for investment-type
            contracts                                $        608      $       1,307    $         633
          Deposits to separate accounts                       838                640              742

During 1999, the Financial Services segment experienced:

     o significant growth in participants and separate account funds primarily attributable to the public/non-profit business, o very strong persistency in all lines of business, and o increased sales of BOLI.

     Net income for Financial Services decreased 1% in 1999 and increased 48% in 1998. The earnings in 1999 were favorably impacted by improved investment margins and increased fee income, but were adversely impacted by the large decrease in realized investment gains. The improvement in earnings in 1998 reflected higher earnings from an increased asset base, an increase in investment margins, and larger capital gains on fixed maturities. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in an increase in net income for the Financial Services segment of $3.6 million in 1999.

1.       Savings

     Premiums decreased $2.5 million or 14%, from $16.8 million in 1998 to $14.3 million in 1999. Premiums decreased $5.8 million or 26%, from $22.6 million in 1997 to $16.8 million in 1998. The decrease in both years is attributable to the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products with life contingencies.

     Fee income related to savings products increased $10.3 million or 15%, from $71.0 million in 1998 to $81.3 million in 1999. Fee income increased $8.6 million or 14%, from $62.4 million in 1997 to $71.0 million in 1998. The growth in fee income in 1999 and 1998 was the result of new sales and increased fees on variable funds related to growth in equity markets.

     Deposits for investment-type contracts decreased $3.1 million or 1%, from $239.0 million in 1998 to $235.9 million in 1999. Deposits for investment-type contracts increased $20.4 million or 9%, from $218.6 million in 1997 to $239.0 million in 1998.

     Deposits to separate accounts decreased $2.9 million or 0.4%, from $640.6 million in 1998 to $637.7 million in 1999. Deposits to separate accounts decreased $101.5 million or 14%, from $742.1 million in 1997 to $640.6 million in 1998. The decrease in 1998 was the result of 1997 being inflated by the receipt of a large single deposit in the amount of $120.0 million.

     The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), increased 2% and 9% during 1999 and 1998 to $7.9 billion and $7.8 billion, respectively. Much of the growth came from the variable annuity business, which was driven by premiums and deposits and strong investment returns in the equity markets. The increase was offset by a decrease primarily due to one major case moving to an independent money manager. The Company did maintain the administrative services contract and fee income associated with this client.

     The Financial Services segment's savings business experienced strong growth in 1999. The number of new participants in 1999 was 214,100 compared to 151,300 in 1998 (129,200 in 1997), bringing the total lives under administration to 806,700 in 1999 and 642,500 in 1998.

     The Financial Services segment again experienced a very high retention rate on public/non-profit contract renewals, renewing 100% of contracts that were eligible for renewal during the year. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

     The Company continued to limit sales of GICs and to allow this block of business to contract in response to the highly competitive GIC market. As a result, GIC assets decreased 62% in 1999, to $104.7 million. In 1998, GIC assets decreased 33% from 1997, to $274.8 million.

     Customer demand for investment diversification continued to grow during 1999. New contributions to variable business represented 64% of the total 1999 premiums versus 63% in 1998. The Company continues to expand the investment products available through Maxim Series Fund, Inc., and through partnership arrangements with external fund managers. Externally-managed funds offered to participants in 1999 included American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, T. Rowe Price and Vista.

     Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $653.7 million in 1999, compared to $562.3 million in 1998 and $466.2 million in 1997.

     FASCorp administered records for approximately 1,595,000 participants in 1999 versus 1,307,000 in 1998. FASCorp's fee income was $53.8 million, $44.0 million and $36.1 million at December 31, 1999, 1998 and 1997, respectively.

2.       Life Insurance

     The Company continued its conservative approach to the manufacture and distribution of traditional life insurance products, while focusing on customer retention and expense management.

     Individual life insurance revenue premiums and deposits of $735.3 million in 1999 decreased 43% from 1998 primarily due to reinsurance transactions with Great-West Life, which resulted in $565.8 million of premiums and deposits in 1998. Excluding these reinsurance transactions, individual life insurance revenue premiums and deposits increased 0.1% from 1998. Individual life insurance revenue premiums and deposits of $1.3 billion in 1998 increased 71% from 1997 primarily due to reinsurance transactions with Great-West Life, which resulted in $565.8 million of premiums and deposits in 1998 versus $155.8 million in 1997. Excluding these reinsurance transactions, individual life insurance revenue premiums and deposits increased 14% from 1997 to 1998. The Company also experienced strong BOLI sales in 1998 which more than offset reductions in COLI premiums.

     In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $128.5 million in 1999 from $139.8 million in 1998 and $299.8 million in 1997, and the Company expects this decline to continue. As a result of these legislative changes, the Company has shifted its emphasis from COLI to new sales in the BOLI market. This product provides long-term benefits for bank employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $436.3 million during 1999, compared to $408.3 million in 1998 and $179.3 million in 1997. The Company continues working closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

3.       Outlook

     During 2000, the Company expects to continue its growth of the third party administration business through FASCorp. The savings business will continue to improve customer service and, at the same time, lower unit costs through the use of Internet services.

     The Company will continue to emphasize the development of the institutional life insurance and annuity markets. Internet sales and service is also expected to play a significant role in the life insurance business lines. Increased emphasis was placed on improving Internet functionality during 1999, and it will continue to be a focus in the coming year in the bank and institutional markets.

     Strong sales are expected in the BOLI market - the Company's new variable life product has been well received in the market as the separate account option limits credit risk.

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

A summary of the Company's general account invested assets follows:

[Millions]


                                                                                           1999            1998
                                                                                        ------------    ------------

         Fixed maturities, available for sale, at fair value                         $       6,728   $       6,937
         Fixed maturities, held-to-maturity, at amortized cost                               2,260           2,200
         Mortgage loans                                                                        975           1,133
         Real estate and common stock                                                          173             122
         Short-term investments                                                                241             420
         Policy loans                                                                        2,681           2,859
                                                                                        ------------    ------------
             Total invested assets                                                   $      13,058   $      13,671
                                                                                        ============    ============

1.       Fixed Maturities

     Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. The Company's strategy related to mortgage-backed and asset-backed securities is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk collateralized mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

     The distribution of the fixed maturity portfolio (both available for sale and held to maturity) by credit rating is summarized as:

         Credit Rating                                                             1999                1998
                                                                             -----------------   -----------------
         AAA                                                                       48.9%               45.6%
         AA                                                                         8.9                 9.4
         A                                                                         19.6                23.8
         BBB                                                                       22.3                20.7
         BB and Below (non-investment grade)                                        0.3                 0.5
                                                                             -----------------   -----------------
            TOTAL                                                                 100.0%              100.0%

At December 31, 1999 and 1998, the Company owned no bonds in default.

2.       Mortgage Loans

     During 1999, the mortgage portfolio declined 14% to $1.0 billion, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

     The average balance of impaired loans increased to $43.9 million in 1999 compared with $31.2 million in 1998, and there were no foreclosures in 1999, compared to $3.0 million in 1998. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and overall strength in market conditions.

     Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 1999 and 1998, the Company's loan portfolio included $75.7 million and $52.9 million, respectively, of non-impaired restructured loans.

3.       Real Estate and Common Stock

     The Company's real estate portfolio is composed primarily of the Head Office property ($91.1 million) and properties acquired through the foreclosure of troubled mortgages ($10.1 million). The Company operates a wholly-owned real estate subsidiary, which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company added a third tower to its Head Office complex during the first quarter of 2000.

     The common stock portfolio is composed of mutual fund seed money and some private equity investments. The Company anticipates a limited participation in the stock markets in 2000.

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

5.       Outlook

     General economic conditions continued to remain strong during 1999. The Company does not expect to recognize any asset writedowns or restructurings in 2000 that would result in a material adverse effect upon the Company's financial condition.

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

     Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $498.6 million and $596.3 million as of December 31, 1999 and 1998, respectively.

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

     The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had no commercial paper outstanding at December 31, 1999, compared with $39.7 million at December 31, 1998. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 30, 2048.

F.       ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which, as amended, is required to be adopted in years beginning after June 15, 2000. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Although management has not completed its analysis of the impact of this Statement, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company because of the Company's minimal use of derivatives.

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

     The Company has estimated the possible effects of interest rate changes at December 31, 1999. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $365 million. This calculation uses projected asset cash flows, discounted back to December 31, 1999. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 5.25% to 6.93%.

                                          Projected Cash Flows by Calendar Year ($ millions)

                                                                            There-       Undiscounted        Fair
                       2000       2001       2002      2003       2004      after           Total           Value
                      --------  ---------  --------- ---------  --------- -----------  -----------------  -----------
Benchmark               1,777     1,683      1,733     1,372      1,199      5,290           13,054           9,401
Interest Rates
  up 1%                 1,749     1,652      1,710     1,346      1,183      5,537           13,177           9,036

     The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $11 million per year. The Company is managing this risk for 1999 with a derivative swap that pays the Company a fixed return in exchange for the performance of a combination of equity and bond indexes.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following are the Company's Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997 and the Independent Auditors' Report thereon.








                    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                    (An indirect wholly-owned subsidiary of
                      The Great-West Life Assurance Company)

                    Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997 and
                    Independent Auditors' Report











INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

     We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company (an indirect wholly-owned subsidiary of The Great-West Life Assurance Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for
     Internal Use" and, accordingly, changed its method of accounting for software development costs.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Denver, Colorado
January 31, 2000




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(Dollars in Thousands)

===================================================================================================================================

                                                                             1999                      1998
                                                                     ----------------------   -----------------------
ASSETS

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value
      $2,238,581 and $2,298,936)                                   $           2,260,581    $           2,199,818
    Available-for-sale, at fair value (amortized cost
      $6,953,383 and $6,752,532)                                               6,727,922                6,936,726
  Common stock, at fair value (cost $43,978 and                                   69,240                   48,640
    $41,932)
  Mortgage loans on real estate, net                                             974,645                1,133,468
  Real estate, net                                                               103,731                   73,042
  Policy loans                                                                 2,681,132                2,858,673
  Short-term investments, available-for-sale (cost
    approximates fair value)                                                     240,804                  420,169
                                                                     ----------------------   -----------------------

         Total Investments                                                    13,058,055               13,670,536

Cash                                                                             257,840                  176,119
Reinsurance receivable
  Related party                                                                    5,015                    5,006
  Other                                                                          168,307                  187,952
Deferred policy acquisition costs                                                282,295                  238,901
Investment income due and accrued                                                137,810                  157,587
Other assets                                                                     308,419                  311,078
Premiums in course of collection                                                 142,199                   84,940
Deferred income taxes                                                            253,323                  191,483
Separate account assets                                                       12,780,016               10,099,543
                                                                     ----------------------   -----------------------








TOTAL ASSETS                                                       $          27,393,279    $          25,123,145
                                                                     ======================   =======================



See notes to consolidated financial statements.






====================================================================================================================================
                                                                                      1999                1998
                                                                                -----------------   -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
POLICY BENEFIT LIABILITIES:
    Policy reserves
      Related party                                                           $        555,783    $        555,300
      Other                                                                         11,181,900          11,347,548
    Policy and contract claims                                                         391,968             428,798
    Policyholders' funds                                                               185,623             181,779
    Provision for policyholders' dividends                                              70,726              69,530
GENERAL LIABILITIES:
    Due to Parent Corporation                                                           35,979              52,877
    Due to GWL&A Financial                                                             175,035
    Repurchase agreements                                                               80,579             244,258
    Commercial paper                                                                                        39,731
    Other liabilities                                                                  638,469             761,505
    Undistributed earnings on participating business                                   130,638             143,717
    Separate account liabilities                                                    12,780,016          10,099,543
                                                                                -----------------   -----------------
         Total Liabilities                                                          26,226,716          23,924,586
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares authorized,
    0 shares issued and outstanding
    Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding                                7,032               7,032
    Additional paid-in capital                                                         700,316             699,556
    Accumulated other comprehensive income (loss)                                      (84,861)             61,560
    Retained earnings                                                                  544,076             430,411
                                                                                -----------------   -----------------
         Total Stockholder's Equity                                                  1,166,563           1,198,559
                                                                                -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $     27,393,279    $     25,123,145
                                                                                =================   =================





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

===================================================================================================================================

                                                                    1999               1998               1997
                                                               ----------------   ----------------   ----------------
REVENUES:
  Premiums
    Related party (including premiums
       recaptured totaling $0,
      $0, and $155,798)                                     $                  $         46,191   $        155,798
    Other (net of premiums ceded totaling
      $85,803, $86,511 and $61,194)                                1,163,183            948,672            677,381
  Fee income                                                         635,147            516,052            420,730
  Net investment income
    Related party                                                    (10,923)            (9,416)            (8,957)
    Other                                                            886,869            906,776            890,630
  Net realized gains on investments                                    1,084             38,173              9,800
                                                               ----------------   ----------------   ----------------
                                                                   2,675,360          2,446,448          2,145,382
                                                               ----------------   ----------------   ----------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $80,681,
    $81,205, and $44,871)                                            970,250            768,474            543,903
  Increase in reserves
    Related party                                                                        46,191            155,798
    Other                                                             33,631             78,851             90,013
  Interest paid or credited to contractholders                       494,081            491,616            527,784
  Provision for policyholders' share of earnings
    on participating business                                         13,716              5,908              3,753
  Dividends to policyholders                                          70,161             71,429             63,799
                                                               ----------------   ----------------   ----------------
                                                                   1,581,839          1,462,469          1,385,050
  Commissions                                                        173,405            144,246            102,150
  Operating expenses (income):
    Related party                                                       (768)            (5,094)            (6,292)
    Other                                                            593,575            518,228            431,714
  Premium taxes                                                       38,329             30,848             24,153
                                                               ----------------   ----------------   ----------------
                                                                   2,386,380          2,150,697          1,936,775
INCOME BEFORE INCOME TAXES                                           288,980            295,751            208,607
                                                               ----------------   ----------------   ----------------
PROVISION FOR INCOME TAXES:
  Current                                                             72,039             81,770             61,644
  Deferred                                                            11,223             17,066            (11,797)
                                                               ----------------   ----------------   ----------------
                                                                      83,262             98,836             49,847
                                                               ----------------   ----------------   ----------------
NET INCOME                                                  $        205,718   $        196,915   $        158,760
                                                               ================   ================   ================


See notes to consolidated financial statements.



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

====================================================================================================================================

                                                                                              Accumulated
                                                                                 Additional    Other
                                       Preferred Stock         Common Stock       Paid-in   Comprehensive  Retained
                                ------------------------   --------------------
                                   Shares     Amount         Shares  Amount       Capital   Income (Loss)  Earnings       Total
                                ------------------------   --------------------  --------- ------------------------    ------------
BALANCE, JANUARY 1, 1997          2,000,800    121,800     7,032,000    7,032   $ 664,265     14,951      226,166   $   1,034,214

   Net income                                                                                             158,760         158,760
   Other comprehensive income                                                                 37,856                        37,856
                                                                                                                       ------------
Total comprehensive income                                                                                                196,616
                                                                                                                       ------------
Capital contributions                                                              26,483                                  26,483
Dividends                                                                                                 (71,394)        (71,394)
                                ------------------------   --------------------  --------- ------------------------    ------------
BALANCE, DECEMBER 31, 1997        2,000,800    121,800     7,032,000    7,032     690,748     52,807      313,532       1,185,919




   Net income                                                                                             196,915         196,915
   Other comprehensive income                                                                  8,753                        8,753
                                                                                                                       ------------
Total comprehensive income                                                                                                205,668
                                                                                                                       ------------
Capital contributions                                                               8,808                                   8,808
Dividends                                                                                                 (80,036)        (80,036)
Purchase of preferred shares     (2,000,800)  (121,800)                                                                  (121,800)
                                ------------------------   --------------------  --------- ------------------------    ------------
BALANCE, DECEMBER 31, 1998                0          0     7,032,000    7,032   $ 699,556     61,560      430,411   $   1,198,559

   Net income                                                                                             205,718         205,718
   Other comprehensive loss                                                                 (146,421)                    (146,421)
                                                                                                                       ------------
Total comprehensive loss                                                                                                   59,297
                                                                                                                       ------------
Capital contributions
Dividends                                                                                                 (92,053)        (92,053)
Income tax benefit on stock
  Compensation                                                                        760                                     760
                                ------------------------   --------------------  --------- ------------------------    ------------
BALANCE, DECEMBER 31, 1999                0          0     7,032,000    7,032   $ 700,316    (84,861)     544,076   $   1,166,563
                                ========================   ====================  ========= ========================    ============


See notes to consolidated financial statements.




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

===================================================================================================================================
                                                                    1999               1998               1997
                                                               ----------------   ----------------   ----------------
OPERATING ACTIVITIES:
  Net income                                                $        205,718   $        196,915   $        158,760
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain allocated to participating
        policyholders                                                 13,716              5,908              3,753
      Amortization of investments                                    (22,514)           (15,068)               409
      Net realized gains on investments                               (1,084)           (38,173)            (9,800)
      Depreciation and amortization                                   47,339             55,550             46,929
      Deferred income taxes                                           11,223             17,066            (11,824)
  Changes in assets and liabilities:
      Policy benefit liabilities                                     650,959            938,444            498,114
      Reinsurance receivable                                          19,636            (43,643)           112,594
      Accrued interest and other receivables                         (37,482)            28,467             30,299
      Other, net                                                    (146,150)          (184,536)            64,465
                                                               ----------------   ----------------   ----------------
         Net cash provided by operating activities                   741,361            960,930            893,699
                                                               ----------------   ----------------   ----------------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
         Held-to maturity
         Sales                                                                            9,920
         Maturities and redemptions                                  520,511            471,432            359,021
         Available-for-sale
         Sales                                                     3,176,802          6,169,678          3,174,246
         Maturities and redemptions                                  822,606          1,268,323            771,737
    Mortgage loans                                                   165,104            211,026            248,170
    Real estate                                                        5,098             16,456             36,624
    Common stock                                                      18,116              3,814             17,211
  Purchases of investments:
    Fixed maturities
         Held-to-maturity                                           (563,285)          (584,092)          (439,269)
         Available-for-sale                                       (4,019,465)        (7,410,485)        (4,314,722)
    Mortgage loans                                                    (2,720)          (100,240)            (2,532)
    Real estate                                                      (41,482)            (4,581)           (64,205)
    Common stock                                                     (19,698)           (10,020)           (29,608)
                                                               ----------------   ----------------   ----------------
         Net cash provided by (used in)
           investing activities                             $         61,587   $         41,231   $       (243,327)
                                                               ================   ================   ================


                                                     (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Dollars in Thousands)

==================================================================================================================================
                                                                    1999               1998               1997
                                                               ----------------   ----------------   ----------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits                     $       (583,900)  $       (507,237)  $       (577,538)
  Due to Parent Corporation                                          (16,898)           (73,779)           (19,522)
  Due to GWL&A Financial                                             175,035
  Dividends paid                                                     (92,053)           (80,036)           (71,394)
  Net commercial paper repayments                                    (39,731)           (14,327)           (30,624)
  Net repurchase agreements (repayments)
    borrowings                                                      (163,680)           (81,280)            38,802
  Capital contributions                                                                   8,808             11,000
  Purchase of preferred shares                                                         (121,800)
  Acquisition of subsidiary                                                             (82,669)
                                                               ----------------   ----------------   ----------------
                                                               ----------------   ----------------   ----------------
         Net cash used in financing activities                      (721,227)          (952,320)          (649,276)
                                                               ----------------   ----------------   ----------------

NET INCREASE IN CASH                                                  81,721             49,841              1,096

CASH, BEGINNING OF YEAR                                              176,119            126,278            125,182
                                                               ----------------   ----------------   ----------------

CASH, END OF YEAR                                           $        257,840   $        176,119   $        126,278
                                                               ================   ================   ================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                            $         76,150   $        111,493   $         86,829
    Interest                                                          14,125             13,849             15,124



See notes to consolidated financial statements.               (Concluded)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
(Amounts in Thousands, except Share Amounts)
===============================================================================

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization - Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of GWL&A Financial Inc., a holding company formed in 1998 (GWL&A Financial) and an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (the Parent Corporation). The Company is an insurance company domiciled in the State of Colorado. The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States.

     Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

     Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as accumulated other comprehensive income (loss) in stockholder's equity. The net unrealized gains and losses on derivative financial instruments used to hedge available-for-sale securities are also included in other comprehensive income (loss).

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

     The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired loans. Management's judgement is based on past loss experience, current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

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

     Internal Use Software - Effective January 1, 1999, the Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. As a result of the adoption of SOP 98-1, the Company capitalized $18,373 in internal use software development costs for the year ended December 31, 1999.

     Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Other costs capitalized include expenses associated with the Company's group sales representatives. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs
     totaled   $43,512,   $51,724,   and  $44,298  in  1999,   1998,  and  1997,
     respectively.



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

     Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $7,169,885 and $6,866,478 at December
     31, 1999 and 1998, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,468,685 and $4,908,964 at December 31, 1999 and 1998, respectively, are established at the contractholder's account value.

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

     Participating Fund Account - Participating life and annuity policy reserves are $4,297,823 and $4,108,314 at December 31, 1999 and 1998, respectively.
     Participating business approximates 31.0%, 32.7%, and 50.5% of the Company's ordinary life insurance in force and 94.0%, 71.9% and 91.1% of ordinary life insurance premium income for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from the Parent under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA net of a management fee paid to the Company accrue solely for the benefit of the participating policyholders.


     Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Fee income is derived primarily from contracts for claim processing or other administrative services and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. The average crediting rate on annuity products was approximately 6.2%, 6.3%, and 6.6% in 1999, 1998, and 1997.

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

     Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk. Such hedging activity consists primarily of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts, options and equity swaps. The differential paid or received under the terms of these contracts is recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.



     Interest rate swap agreements are used to convert the interest rate on certain fixed maturities from a floating rate to a fixed rate. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amount. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential. The differential represents the difference between current interest rates and an agreed-upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are stock conversion protection agreements that require the counter-party to automatically call the bond for cash when the issuer elects to convert the bond to common stock. Equity swap transactions generally involve the exchange of variable market performance of a basket of securities for a fixed interest rate.

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

     The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which, as amended, is required to be adopted in years beginning after June 15, 2000. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Although management has not completed its analysis of the impact of this Statement, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company because of the Company's minimal use of derivatives.

     Stock Options - The Company applies the intrinsic value measurement approach under APB Opinion No. 25 to stock-based compensation awards to employees.


2.       ACQUISITION

     On July 8, 1998, the Company paid $82,669 in cash to acquire all of the outstanding shares of Alta Health & Life Insurance Company (Alta), formerly known as Anthem Health & Life Insurance Company. The purchase price was based on Alta's adjusted book value, and was subject to further minor adjustments. The results of Alta's operations, which had an insignificant effect on net income in 1998, have been combined with those of the Company since the date of acquisition.



     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $379,934 and $317,440, respectively. The goodwill representing the purchase price in excess of fair value of net assets acquired is included in other assets and is being amortized over 30 years on a straight-line basis.


3.       RELATED-PARTY TRANSACTIONS

     On December 31, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $859 in premium income and increase in reserves, associated with certain policies, as a result of this transaction. Of the $137,638 in reserves that was recorded as a result of this transaction, $136,779 was recorded under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS No. 97"), accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at December 31, 1998 as a result of this transaction:

      Assets                                                       Liabilities and Stockholder's Equity

      Cash                                        $     24,600     Policy reserves                    $     137,638
      Deferred income taxes                              3,816
      Policy loans                                      82,649
      Due from Parent Corporation                       19,753
      Other                                              6,820
                                                    ------------                                         ------------
                                                  $    137,638                                        $     137,638
                                                    ============                                         ============


     ===========================================================================
     In connection with this transaction, the Parent Corporation made a capital contribution of $5,608 to the Company.

     On September 30, 1998, the Company and the Parent Corporation entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain Parent Corporation individual non-participating life insurance policies. The Company recorded $45,332 in premium income and increase in reserves as a result of this transaction. Of the $428,152 in reserves that was recorded as a result of this transaction, $382,820 was recorded under SFAS No. 97 accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at September 30, 1998 as a result of this transaction:



                   Assets Liabilities and Stockholder's Equity
      ===========================================

      ===========================================
      Bonds                                       $    147,475     Policy reserves                    $     428,152
      ===========================================
      Mortgages                                         82,637     Due to Parent Corporation                 20,820
      ===========================================
      Cash                                             134,900
      ===========================================
      Deferred policy acquisition costs                  9,724
      ===========================================
      Deferred income taxes                             15,762
      ===========================================
      Policy loans                                      56,209
      ===========================================
      Other                                              2,265
      ===========================================
                                                    ------------                                         ------------
                                                  $    448,972                                        $     448,972
      ===========================================   ============                                         ============

     In connection with this transaction, the Parent Corporation made a capital contribution of $3,200 to the Company.

     On September 30, 1998, the Company purchased furniture, fixtures and equipment from the Parent Corporation for $25,184. In February 1997, the Company purchased its corporate headquarters properties from the Parent Corporation for $63,700.

     On June 30, 1997, the Company recaptured all remaining pieces of an individual participating insurance block of business previously reinsured to the Parent Corporation on December 31, 1992. The Company recorded $155,798 in premium income and increase in reserves as a result of this transaction. The Company recorded, at the Parent Corporation's carrying amount, which approximates estimated fair value, the following at June 30, 1997 as a result of this transaction:

                   Assets Liabilities and Stockholder's Equity
      ====================================

      ====================================
      Cash                                 $       160,000      Policy reserves                    $       155,798
      ====================================
      Bonds                                         17,975      Due to Parent Corporation                   20,373
      ====================================
      Other                                             60      Deferred income taxes                        2,719
      ====================================
                                                                Undistributed earnings on
      ====================================
                                                                  participating business                      (855)
      ====================================
                                             ----------------                                        ----------------
                                           $       178,035                                         $       178,035
      ====================================   ================                                        ================

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

     The Company performs administrative services for the U.S. operations of the Parent Corporation. The following represents revenue from the Parent Corporation for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force.


                                                            Years Ended December 31,
                                               ---------------------------------------------------
                                                    1999              1998              1997
                                               ---------------   ---------------   ---------------

 Investment management revenue               $         130     $         475     $         801
 Administrative and underwriting revenue               768             5,094             6,292

     At December 31, 1999 and 1998, due to Parent Corporation includes $10,641 and $17,930 due on demand and $25,338 and $34,947 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to the Parent Corporation bear interest at the public bond rate (6.7% and 6.1% at December 31, 1999 and 1998, respectively) while the note payable bears interest at 5.4%.

     On May 4, 1999, the Company issued a $175,000 subordinated note to GWL&A Financial, the proceeds of which were used for general corporate purposes. The subordinated note bears interest at 7.25% and is due June 30, 2048. Payments of principal and interest under this subordinated note shall be made only with prior written approval of the Commissioner of Insurance of the State of Colorado. Payments of principal and interest on this subordinated note are payable only out of surplus funds of the Company and only at such time as the financial condition of the Company is such that at the time of payment of principal or interest, its surplus after the making of any such payment would exceed the greater of $1,500 or 1.25 times the company action level amount as required by the most recent risk based capital calculations.

     Interest expense attributable to these related party obligations was $11,053, $9,891, and $9,758 for the years ended December 31, 1999, 1998 and
     1997, respectively.


4.       REINSURANCE

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

     Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1999 and 1998, the reinsurance receivable had a carrying value of $173,322 and $192,958, respectively.



     The following schedule details life insurance in force and life and accident/health premiums:


                                                       Ceded            Assumed                          Percentage
                                                   Primarily to        Primarily                         of Amount
                                    Gross           the Parent        from Other           Net            Assumed
                                    Amount          Corporation        Companies          Amount           to Net
                                ---------------   ----------------  ----------------  ---------------   -------------
      December 31, 1999:
        Life insurance in force:
          Individual         $     35,362,934  $      5,195,961   $     8,467,877   $    38,634,850        21.9%
          Group                    80,717,198                           2,212,741        82,929,939         2.7%
                                ---------------   ----------------  ----------------  ----------------
               Total         $    116,080,132  $      5,195,961   $    10,680,618   $   121,564,789
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        306,101  $         27,399   $        46,715   $       325,417        14.4%
          Accident/health             801,755            58,247            79,753           823,261         9.7%
                                ---------------   ----------------  ----------------  ----------------
               Total         $      1,107,856  $         85,646   $       126,468   $     1,148,678
                                ===============   ================  ================  ================

      December 31, 1998:
        Life insurance in force:
          Individual         $     34,017,379  $      4,785,079   $     8,948,442   $    38,180,742        23.4%
          Group                    81,907,539                           2,213,372        84,120,911         2.6%
                                ---------------   ----------------  ----------------  ----------------
               Total         $    115,924,918  $      4,785,079   $    11,161,814   $   122,301,653
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        352,710  $         24,720   $        65,452   $       393,442        16.6%
          Accident/health             571,992            61,689            74,284           584,587        12.7%
                                ---------------   ----------------  ----------------  ----------------
               Total         $        924,702  $         86,409   $       139,736   $       978,029
                                ===============   ================  ================  ================

      December 31, 1997:
        Life insurance in force:
          Individual         $     24,598,679  $      4,040,398   $     3,667,235   $    24,225,516        15.1%
          Group                    51,179,343                           2,031,477        53,210,820         3.8%
                                ---------------   ----------------  ----------------  ----------------
               Total         $     75,778,022  $      4,040,398   $     5,698,712   $    77,436,336
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        320,456  $       (127,388)  $        19,923   $       467,767         4.3%
          Accident/health             341,837            32,645            34,994           344,186        10.2%
                                ---------------   ----------------  ----------------  ----------------
               Total         $        662,293  $        (94,743)  $        54,917   $       811,953
                                ===============   ================  ================  ================




5.       NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS



         Net investment income is summarized as follows:

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                       1999              1998              1997
                                                                  ---------------   ---------------   ---------------
      Investment income:
        Fixed maturities and short-term investments             $      636,946    $      638,079    $      633,975
        Mortgage loans on real estate                                   88,033           110,170           118,274
        Real estate                                                     19,618            20,019            20,990
        Policy loans                                                   167,109           180,933           194,826
        Other                                                              138               285                18
                                                                  ---------------   ---------------   ---------------
                                                                       911,844           949,486           968,083
      Investment expenses, including interest on
        amounts charged by the related parties
        of $11,053, $9,891, and $9,758                                  35,898            52,126            86,410
                                                                  ---------------   ---------------   ---------------
      Net investment income                                     $      875,946    $      897,360    $      881,673
                                                                  ===============   ===============   ===============

         Net realized gains (losses) on investments are as follows:

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                       1999              1998              1997
                                                                  ---------------   ---------------   ---------------
      Realized gains (losses):
        Fixed maturities                                        $       (7,858)   $       38,391    $       15,966
        Mortgage loans on real estate                                    1,429               424             1,081
        Real estate                                                        513                                 363
        Provisions                                                       7,000              (642)           (7,610)
                                                                  ---------------   ---------------   ---------------
      Net realized gains on investments                         $        1,084    $       38,173    $        9,800
                                                                  ===============   ===============   ===============


6.       SUMMARY OF INVESTMENTS

         Fixed maturities owned at December 31, 1999 are summarized as follows:

                                                             Gross           Gross         Estimated
                                           Amortized      Unrealized       Unrealized        Fair          Carrying
                                             Cost            Gains           Losses          Value           Value
                                          ------------   --------------   -------------   ------------    ------------
      Held-to-Maturity:
          U.S. Treasury Securities
            and obligations of U.S.
            Government Agencies         $      63,444  $        448     $        687    $     63,205   $      63,444
          Collateralized mortgage
             obligations                      115,357                          9,360         105,997         115,357
          Public utilities                    223,705         2,773            3,011         223,467         223,705
          Corporate bonds                   1,724,915        19,179           30,753       1,713,341       1,724,915
          Foreign governments                  10,000           213                           10,213          10,000
          State and municipalities            123,160           738            1,540         122,358         123,160
                                          ------------   --------------   -------------   ------------    ------------
                                        $   2,260,581  $     23,351     $     45,351    $  2,238,581   $   2,260,581
                                          ============   ==============   =============   ============    ============



                                                              Gross           Gross         Estimated
                                            Amortized      Unrealized       Unrealized        Fair          Carrying
                                              Cost            Gains           Losses          Value           Value
                                           ------------   --------------   -------------   ------------    ------------
      Available-for-Sale:
        U.S. Treasury Securities
          and obligations of U.S.
          Government Agencies:
            Collateralized mortgage
               obligations               $     752,130  $      2,342     $     21,459    $    733,013   $     733,013
            Direct mortgage pass-
               through certificates            304,099         1,419           11,704         293,814         293,814
            Other                              178,142            77            1,431         176,788         176,788
        Collateralized mortgage
           obligations                         909,105         1,183           39,980         870,308         870,308
        Public utilities                       468,087         1,106           14,242         454,951         454,951
        Corporate bonds                      3,929,160        24,287          148,923       3,804,524       3,804,524
        Foreign governments                     41,224           654            1,256          40,622          40,622
        State and municipalities               371,436           108           17,642         353,902         353,902
                                           ------------   --------------   -------------   ------------    ------------
                                         $   6,953,383  $     31,176     $    256,637    $  6,727,922   $   6,727,922
                                           ============   ==============   =============   ============    ============

         Fixed maturities owned at December 31, 1998 are summarized as follows:

                                                              Gross           Gross         Estimated
                                            Amortized      Unrealized       Unrealized        Fair          Carrying
                                              Cost            Gains           Losses          Value           Value
                                           ------------   --------------   -------------   ------------    ------------
      Held-to-Maturity:
          U.S. Treasury Securities
            and obligations of U.S.
            Government Agencies          $      34,374  $      1,822     $               $     36,196   $      34,374
          Collateralized mortgage
             obligations                        10,135                            194           9,941          10,135
          Public utilities                     213,256        12,999              460         225,795         213,256
          Corporate bonds                    1,809,957        78,854            3,983       1,884,828       1,809,957
          Foreign governments                   10,133           782                           10,915          10,133
          State and municipalities             121,963         9,298                          131,261         121,963
                                           ------------   --------------   -------------   ------------    ------------
                                         $   2,199,818  $    103,755     $      4,637    $  2,298,936   $   2,199,818
                                           ============   ==============   =============   ============    ============

                                                              Gross           Gross         Estimated
                                            Amortized      Unrealized       Unrealized        Fair          Carrying
                                              Cost            Gains           Losses          Value           Value
                                           ------------   --------------   -------------   ------------    ------------
      Available-for-Sale:
        U.S. Treasury Securities
          and obligations of U.S.
          Government Agencies:
            Collateralized mortgage
               obligations               $     863,479  $     39,855     $      1,704    $    901,630   $     901,630
            Direct mortgage pass-
               through certificates            467,100         4,344              692         470,752         470,752
            Other                              191,138         1,765              788         192,115         192,115
        Collateralized mortgage
          obligations                          926,797        16,260            1,949         941,108         941,108
        Public utilities                       464,096        14,929               36         478,989         478,989
        Corporate bonds                      3,557,209       123,318           17,420       3,663,107       3,663,107
        Foreign governments                     56,505         2,732                           59,237          59,237
        State and municipalities               226,208         4,588            1,008         229,788         229,788
                                           ------------   --------------   -------------   ------------    ------------
                                         $   6,752,532  $    207,791     $     23,597    $  6,936,726   $   6,936,726
                                           ============   ==============   =============   ============    ============

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

     The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Held-to-Maturity                      Available-for-Sale
                                        -------------------------------------   ------------------------------------
                                           Amortized           Estimated           Amortized           Estimated
                                              Cost             Fair Value             Cost            Fair Value
                                        -----------------   -----------------   -----------------   ----------------
      Due in one year or less         $        221,172    $        220,644    $        323,466    $        334,701
      Due after one year
        through five years                     945,199             941,685           1,286,402           1,251,690
      Due after five years
        through ten years                      684,729             677,531             716,353             684,513
      Due after ten years                      118,170             121,921             690,073             650,432
      Mortgage-backed
        securities                             115,357             105,997           1,965,334           1,897,135
      Asset-backed securities                  175,954             170,803           1,971,755           1,909,451
                                        -----------------   -----------------   -----------------   ----------------
                                      $      2,260,581    $      2,238,581    $      6,953,383    $      6,727,922
                                        =================   =================   =================   ================

     Proceeds from sales of securities available-for-sale were $3,176,802, $6,169,678, and $3,174,246 during 1999, 1998, and 1997, respectively. The realized gains on such sales totaled $10,080, $41,136, and $20,543 for 1999, 1998, and 1997, respectively. The realized losses totaled $19,720, $8,643, and $10,643 for 1999, 1998, and 1997, respectively. During the years 1999, 1998, and 1997, held-to-maturity securities with and amortized cost of $0, $9,920 and $0 were sold due to deterioration with insignificant gains and losses.

     At December 31, 1999 and 1998, pursuant to fully collateralized securities lending arrangements, the Company had loaned $0 and $115,168 of fixed maturities, respectively.



     The Company engages in hedging activities to manage interest rate, market and foreign exchange risk. The following table summarizes the 1999 financial hedge instruments:

                                          Notional                 Strike/Swap
      December 31, 1999                    Amount                     Rate                          Maturity
      -----------------------------    ---------------    ------------------------------    -------------------------

      Interest Rate Caps            $      1,362,000          7.64% - 11.82% (CMT)                6/00 - 12/04
      Interest Rate Swaps                    217,528               4.94%-6.8%                    02/00 - 12/06
      Foreign Currency
        Exchange Contracts                    19,478                   N/A                       03/00 - 07/06
      Equity Swap                            104,152              5.15% - 5.93%                      01/01
      Options                                 54,100                 Various                     01/02 - 12/02

         The following table summarizes the 1998 financial hedge instruments:

                                          Notional                 Strike/Swap
      December 31, 1998                    Amount                     Rate                          Maturity
      -----------------------------    ----------------   ------------------------------    -------------------------
      Interest Rate Floor           $         100,000             4.50% (LIBOR)                      11/99
      Interest Rate Caps                    1,070,000         6.75% - 11.82% (CMT)               12/99 - 10/03
      Interest Rate Swaps                     242,451             4.95% - 9.35%                  08/99 - 02/03
      Foreign Currency
        Exchange Contracts                     34,123                  N/A                       05/99 - 07/06
      Equity Swap                              95,652                 4.00%                          12/99

         LIBOR    - London Interbank Offered Rate
         CMT      - Constant Maturity Treasury Rate

     The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 1999, approximately 34% of the Company's mortgage loans were collateralized by real estate located in California.

     The following represents impairments and other information with respect to impaired mortgage loans:

                                                                                     1999                1998
      ======================================================================    ----------------    ----------------

      ======================================================================
      Loans with related allowance for credit losses of
      ======================================================================
        $14,727 and $2,492                                                   $          25,877   $         13,192
      ======================================================================
      Loans with no related allowance for credit losses                                 17,880             10,420
      ======================================================================
      Average balance of impaired loans during the year                                 43,866             31,193
      ======================================================================
      Interest income recognized (while impaired)                                        1,877              2,308
      ======================================================================
      Interest income received and recorded (while impaired)
      ======================================================================
        using the cash basis method of recognition                                       1,911              2,309
      ======================================================================


     As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $75,691 and $52,913 at December 31, 1999 and 1998, respectively.

       The following table presents changes in allowance for credit losses:

                                                                       1999              1998              1997
                                                                  ---------------   ---------------   ---------------

      Balance, beginning of year                                $       67,242    $       67,242    $       65,242
      Provision for loan losses                                         (7,000)              642             4,521
      Chargeoffs                                                             -              (787)           (2,521)
      Recoveries                                                         1,000               145
                                                                  ---------------   ---------------   ---------------
      Balance, end of year                                      $       61,242    $       67,242    $       67,242
                                                                  ===============   ===============   ===============


7.       COMMERCIAL PAPER

     The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 1999, no commercial paper was outstanding. At December 31, 1998, commercial paper outstanding had maturities ranging from 69 to 118 days and interest rates ranging from 5.10% to 5.22%.


8.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                           December 31,
                                               ---------------------------------------------------------------------
                                                             1999                                1998
                                               ---------------------------------    --------------------------------
                                                  Carrying          Estimated         Carrying          Estimated
                                                   Amount          Fair Value          Amount          Fair Value
                                               ---------------    --------------    --------------    --------------
      ASSETS:
         Fixed maturities and
           short-term investments            $     9,229,307   $      9,207,307  $      9,556,713  $      9,655,831
         Mortgage loans on real
           Estate                                    974,645            968,964         1,133,468         1,160,568
         Policy loans                              2,681,132          2,681,132         2,858,673         2,858,673
         Common stock                                 69,240             69,240            48,640            48,640

      LIABILITIES:
         Annuity contract reserves
           without life contingencies              4,468,685          4,451,465         4,908,964         4,928,800
         Policyholders' funds                        185,623            185,623           181,779           181,779
         Due to Parent Corporation                    35,979             33,590            52,877            52,877
         Due to GWL&A Financial                      175,035            137,445               - -               - -
         Repurchase agreements                        80,579             80,579           244,258           244,258
         Commercial paper                           - -                - -                 39,731            39,731




                                                                           December 31,
                                               ---------------------------------------------------------------------
                                                             1999                                1998
                                               ---------------------------------    --------------------------------
                                                  Carrying          Estimated         Carrying          Estimated
                                                   Amount          Fair Value          Amount          Fair Value
                                               ---------------    --------------    --------------    --------------
      HEDGE CONTRACTS:
         Interest rate floor                        - -                - -                     17                17
         Interest rate caps                            4,140              4,140               971               971
         Interest rate swaps                          (1,494)            (1,494)            6,125             6,125
         Foreign currency exchange
           contracts                                     (10)               (10)              689               689
         Equity swap                                  (7,686)            (7,686)           (8,150)           (8,150)
         Options                                      (6,220)            (6,220)         - -               - -

     The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The estimated fair value of fixed maturities that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilized discounted cash flows calculated at current market rates on investments of similar quality and term.

     Mortgage loans fair value estimates generally are based on discounted cash flows. A discount rate "matrix" is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage's remaining term. The rates selected for inclusion in the discount rate "matrix" reflect rates that the Company would quote if placing loans representative in size and quality to those currently in the portfolio.

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

     The estimated fair value of due to Parent Corporation is based on discounted cash flows at current market rates on high quality investments.

     The fair value of due to GWL&A Financial reflects the price determined in the public market at December 31, 1999.



     The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.



     The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net loss position for interest rates swaps are $772 and $0 of unrealized losses in 1999 and 1998, respectively. Included in the net gain position for foreign currency exchange contracts are $518 and $932 of loss exposures in 1999 and 1998, respectively.

     The carrying amounts for receivables and liabilities reported in the balance sheet approximate fair value due to their short term nature.


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

      Prepaid pension cost                 $        19,091      Undistributed earnings on          $         3,608
      ====================================
                                                                  Participating business
      ====================================
                                                                Stockholder's equity                        15,483
      ====================================
                                             ----------------                                        ----------------
                                           $        19,091                                         $        19,091
      ====================================   ================                                        ================


     The following table summarizes changes for the three years December 31, 1999, in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. There is no additional minimum pension liability required to be recognized. There were no amendments to the plans due to the acquisition of Alta.



                                                                                          Post-Retirement
                                                Pension Benefits                           Medical Plan
                                      --------------------------------------   --------------------------------------
                                         1999         1998          1997          1999         1998          1997
                                      -----------   ----------   -----------   -----------   ----------    ----------
Change in benefit obligation
Benefit obligation at beginning
  of year                           $  131,305    $  115,057   $   96,417    $   19,944    $   19,454   $    16,160
Service cost                             7,853         6,834        5,491         2,186         1,365         1,158
Interest cost                            8,359         7,927        7,103         1,652         1,341         1,191
Addition of former Alta employees        4,155
Actuarial (gain) loss                  (22,363)        5,117        9,470         3,616        (1,613)        1,500
Prior service for former Alta
  employees                                                                       2,471
Benefits paid                           (3,179)       (3,630)      (3,424)         (641)         (603)         (555)
                                      -----------   ----------   -----------   -----------   ----------    ----------
Benefit obligation at end of year      126,130       131,305      115,057        29,228        19,944        19,454
                                      -----------   ----------   -----------   -----------   ----------    ----------

Change in plan assets
Fair value of plan assets at
  beginning of year                 $  183,136    $  162,879   $  138,221    $             $            $
Actual return on plan assets            12,055        23,887       28,082
Addition of former Alta employees
  and other adjustments                     81
Benefits paid                           (3,179)       (3,630)      (3,424)
                                      -----------   ----------   -----------   -----------   ----------    ----------
Fair value of plan assets at
  end of year                          192,093       183,136      162,879
                                      -----------   ----------   -----------   -----------   ----------    ----------

Funded status                           65,963        51,831       47,822       (29,228)      (19,944)      (19,454)
Unrecognized net actuarial
  (gain) loss                          (30,161)      (11,405)      (6,326)        3,464          (113)        1,500
Unrecognized prior service cost          3,614                                    2,310
Unrecognized net obligation or
  (asset) at transition                (18,170)      (19,684)     (21,198)       13,736        14,544        15,352
                                      -----------   ----------   -----------   -----------   ----------    ----------
Prepaid (accrued) benefit cost      $   21,246    $   20,742   $   20,298    $   (9,718)   $   (5,513)  $    (2,602)
                                      ===========   ==========   ===========   ===========   ==========    ==========

         Weighted-average
         assumptions as of
December 31
Discount rate                            7.50%         6.50%         7.00%        7.50%          6.50%        7.00%
Expected return on plan assets           8.50%         8.50%         8.50%        8.50%          8.50%        8.50%
Rate of compensation increase            5.00%         4.00%         4.50%        5.00%          4.00%        4.50%

         Components of net
         periodic benefit
Cost
Service cost                        $    7,853    $    6,834   $     5,491   $    2,186    $    1,365   $     1,158
Interest cost                            8,360         7,927         7,103        1,652         1,341         1,191
Expected return on plan assets         (15,664)      (13,691)      (12,286)
Amortization of transition              (1,514)       (1,514)       (1,514)         808           808           808
obligation
Amortization of unrecognized prior
  service cost                             541                                      162
Amortization of gain from earlier
  periods                                  (80)                                      38
                                      -----------   ----------                 -----------   ----------    ----------
                                      -----------   ----------   -----------   -----------   ----------    ----------
Net periodic (benefit) cost         $     (504)   $     (444)  $    (1,206)  $    4,846    $    3,514   $     3,157
                                      ===========   ==========   ===========   ===========   ==========    ==========

     The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy will be to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 1999, 1998, or 1997.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. A one-percentage-point change in assumed health care cost trend rates would have the following effects:



                                                                           1-Percentage             1-Percentage
                                                                               Point                    Point
                                                                             Increase                 Decrease
                                                                        --------------------     --------------------
      Increase (decrease) on total of service and interest cost
        on components                                                $             1,678     $             (1,285)
      Increase (decrease) on post-retirement benefit obligation                    7,897                   (6,186)

     The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 1999, 1998, and 1997 totaled $5,504, $3,915, and $3,475, respectively.

     The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The total of participant deferrals, which is reflected in other liabilities, was $17,367, $16,102, and $13,952 for years ending December 31, 1999, 1998, and
     1997, respectively. The participant deferrals earn interest at a rate based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 1999, 1998, and 1997 were $1,231, $1,185, and $1,019, respectively.

     The Company also provides a supplemental executive retirement plan (SERP) to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The incremental expense for this plan for 1999, 1998, and 1997 was $3,002, $2,840, and $2,531,
     respectively. The total liability of $14,608, $11,323, and $8,828 as of December 31, 1999, 1998, and 1997 is included in other liabilities.


10.      FEDERAL INCOME TAXES

     The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                                       1999             1998            1997
                                                                    ------------    -------------    ------------
      Federal tax rate                                                    35.0   %        35.0    %       35.0    %
      Change in tax rate resulting from:
        Settlement of Parent tax exposures                                (5.9)                          (20.2)
        Provision for contingencies                                       (0.5)                            7.7
        Policyholder share of earnings                                     1.7             0.7             0.6
        Other, net                                                        (1.5)           (2.3)            0.8
                                                                    ------------    -------------    ------------
      Total                                                               28.8   %        33.4    %       23.9    %
                                                                    ============    =============    ============

     The Company's income tax provision was favorably impacted in 1999 and 1997 by releases of contingent liabilities relating to taxes of the Parent Corporation's U.S. branch associated with blocks of business that were transferred from the Parent Corporation's U.S. branch to the Company from 1989 to 1993; the Company had agreed to the transfer of these tax liabilities as part of the transfer of this business. The release recorded in 1999 reflected the resolution of certain tax issues with the Internal Revenue Service (IRS) relating to the 1992 - 1993 audit years. The release recorded in 1997 reflected the resolution of certain tax issues with the IRS relating to the 1990-1991 audit years. The release totaled $17,150 for 1999 and $42,150 for 1997; however, $8,900 of the 1999 release and $15,100 of the 1997 release was attributable to participating policyholders and therefore had no effect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings (losses).

     In addition to this release of contingent tax liabilities, the Company's income tax provision for 1997 also reflects increases for other contingent items relating to open tax years where the Company determined it was probable that additional taxes could be owed based on changes in facts and circumstances. The increase in 1997 was $16,000, of which $10,100 was attributable to participating policyholders and therefore had no effect on the net income of the Company. This increase in contingent tax liabilities has been reflected as a component of the deferred income tax provisions as the Company does not expect near term resolution of these contingencies.

     Excluding the effect of the 1999 and 1997 tax items discussed above, the effective tax rate for 1999 and 1997 was 35.2% and 36.4%.

     Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                 1999                              1998
                                                   ---------------------------------   ------------------------------
                                                      Deferred          Deferred         Deferred         Deferred
                                                        Tax               Tax               Tax             Tax
                                                       Asset           Liability           Asset         Liability
                                                   ---------------   ---------------   --------------   -------------
      Policyholder reserves                      $       131,587   $                 $     143,244    $
      Deferred policy acquisition costs                                     49,455                             39,933
      Deferred acquisition cost proxy
        tax                                              103,529                           100,387
      Investment assets                                   69,561                                               19,870
      Net operating loss carryforwards                       444                             2,867
      Other                                                                    582           6,566
                                                   ---------------   ---------------   --------------   -------------
               Subtotal                                  305,121            50,037         253,064             59,803
      Valuation allowance                                 (1,761)                           (1,778)
                                                   ---------------   ---------------   --------------   -------------
               Total Deferred Taxes              $       303,360   $        50,037   $     251,286    $        59,803
                                                   ===============   ===============   ==============   =============

     Amounts included in investment assets above include $58,711 and $(34,556) related to the unrealized gains/(losses) on the Company's fixed maturities available-for-sale at December 31, 1999 and 1998, respectively.



     The Company will file a consolidated tax return for 1999. Losses incurred by subsidiaries in prior years cannot be offset against operating income of the Company. At December 31, 1999, the Company's subsidiaries had approximately $1,271 of net operating loss carryforwards, expiring through the year 2014. The tax benefit of subsidiaries' net operating loss carryforwards are included in the deferred tax assets at December 31, 1999 and 1998, respectively.

     The Company's valuation allowance was increased (decreased) in 1999, 1998, and 1997 by $(17), $(1,792), and $34, respectively, as a result of the re-evaluation by management of future estimated taxable income in its subsidiaries.

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


11.      COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This Statement established new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities and related offsets for reserves and deferred policy acquisition costs, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. The 1997 financial statements have been reclassified to conform to the requirements of Statement No. 130.

         Other comprehensive loss at December 31, 1999 is summarized as follows:

                                                              Before-Tax         Tax (Expense)         Net-of-Tax
      ==================================================
                                                                Amount            or Benefit             Amount
      ==================================================    ----------------    ----------------    -----------------
      Unrealized gains on available-for-sale
      ==================================================
      securities:
      ==================================================
         Unrealized holding gains (losses) arising
      ==================================================
            during the period                            $       (303,033)   $        106,061    $        (196,972)
      ==================================================
         Less:  reclassification adjustment for
      ==================================================
            (gains) losses realized in net income                  (9,958)              3,485               (6,473)
      ==================================================
                                                            ----------------    ----------------    -----------------
         Net unrealized gains (losses)                           (312,991)            109,546             (203,445)
      ==================================================
      ==================================================
      Reserve and  DAC adjustment                                  87,729             (30,705)              57,024
                                                            ----------------    ----------------    -----------------
                                                            ----------------    ----------------    -----------------
      Other comprehensive loss                           $       (225,262)   $         78,841    $        (146,421)
      ==================================================    ================    ================    =================




         Other comprehensive income at December 31, 1998 is summarized as follows:

                                                              Before-Tax         Tax (Expense)         Net-of-Tax
                                                                Amount            or Benefit             Amount
                                                            ----------------    ---------------- -- -----------------
      Unrealized gains on available-for-sale
      securities:
         Unrealized holding gains (losses) arising
            during the period                            $         39,430    $        (13,800)   $          25,630
         Less:  reclassification adjustment for
            (gains) losses realized in net income                 (14,350)              5,022               (9,328)
                                                            ----------------    ----------------    -----------------
         Net unrealized gains                                      25,080              (8,778)              16,302
      Reserve and  DAC adjustment                                 (11,614)              4,065               (7,549)
                                                            ----------------    ----------------    -----------------
                                                            ----------------    ----------------    -----------------
      Other comprehensive income                         $         13,466    $         (4,713)   $           8,753
                                                            ================    ================    =================


         Other comprehensive income at December 31, 1997 is summarized as follows:

                                                              Before-Tax         Tax (Expense)         Net-of-Tax
      ==================================================
                                                                Amount            or Benefit             Amount
      ==================================================    ----------------    ----------------    -----------------
      Unrealized gains on available-for-sale
      ==================================================
      securities:
      ==================================================
         Unrealized holding gains (losses) arising
      ==================================================
            during the period                            $         80,821    $        (28,313)   $          52,508
      ==================================================
         Less:  reclassification adjustment for
      ==================================================
            (gains) losses realized in net income                   2,012                (704)               1,308
      ==================================================
                                                            ----------------    ----------------    -----------------
         Net unrealized gains                                      82,833             (29,017)              53,816
      ==================================================
      ==================================================
      Reserve and  DAC adjustment                                 (24,554)              8,594              (15,960)
                                                            ----------------    ----------------    -----------------
                                                            ----------------    ----------------    -----------------
      Other comprehensive income                         $         58,279    $        (20,423)   $          37,856
      ==================================================    ================    ================    =================


12.      STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

     Effective September 30, 1998, the Company purchased all of its outstanding series of preferred stock, which were owned by the Parent Corporation, for $121,800. At December 31, 1999 and 1998, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

     The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                             1999               1998              1997
                          --------------   ---------------   ---------------
                          (Unaudited)
      Net income             253,123     $      225,863    $      181,312
      Capital and surplus  1,007,245            727,124           759,429

     The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 1999 were $1,007,245 and $245,148 (unaudited), respectively. The Company should be able to pay up to $245,148 (unaudited) of dividends in 2000.



     Dividends of $0, $6,692, and $8,854 were paid on preferred stock in 1999, 1998, and 1997, respectively. In addition, dividends of $92,053, $73,344, and $62,540 were paid on common stock in 1999, 1998, and 1997, respectively. Dividends are paid as determined by the Board of Directors.


13.      STOCK OPTIONS

     Great-West Lifeco Inc. (Lifeco) is the parent of the Parent Corporation. Lifeco has a stock option plan (the Lifeco plan) that provides for the granting of options for common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the Lifeco plan. As of December 31, 1999, 1998, and 1997, stock available for award to Company employees under the Lifeco plan aggregated 885,150, 1,424,400, and 3,440,000 shares.

     The plan provides for the granting of options with varying terms and vesting requirements. The basic options under the plan become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Options granted in 1998 and 1997 to Company employees totaling 278,000 and 1,832,000, respectively, become exercisable if certain long-term cumulative financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007. Additional options granted in 1998 totaling 380,000 become exercisable if certain sales or financial targets are attained. During 1999 and 1998, 11,250 and 30,000 of these options vested and accordingly, the Company recognized compensation expense of $23 and $116, respectively. If exercisable, the exercise period runs from the date that the particular options become exercisable until January 27, 2008.

     The following table summarizes the status of, and changes in, Lifeco options granted to Company employees which are outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                            1999                         1998                         1997
                                  --------------------------   --------------------------   -------------------------
                                    Options         WAEP         Options         WAEP         Options         WAEP
                                  -------------   ----------   -------------   ----------   -------------   ---------
      Outstanding, Jan. 1,           6,544,824  $    8.07         5,736,000  $    7.71        4,104,000   $    6.22
        Granted                        575,500      16.48           988,000      13.90        1,932,000       11.56
        Exercised                      234,476       5.69            99,176       5.93           16,000        5.95
        Expired or canceled            318,750      13.81            80,000      13.05          284,000        6.17
                                  -------------   ----------   -------------   ----------   -------------   ---------
      Outstanding, Dec. 31,          6,567,098       9.04         6,544,824       8.07        5,736,000        7.71
                                  =============   ==========   =============   ==========   =============   =========

      Options exercisable
        at year-end                  2,215,998  $    6.31         1,652,424  $    5.72          760,800   $    5.96
                                  =============   ==========   =============   ==========   =============   =========

      Weighted average fair
      value of options
      granted during year       $    5.23                    $    4.46                    $    2.83
                                  =============                =============                =============



     The following table summarizes the range of exercise prices for outstanding
     Lifeco common stock options granted to Company employees at December 31, 1999:

                                                   Outstanding                                Exercisable
      ========================   ------------------------------------------------   ---------------------------------
                                                                      Average                             Average
      ========================
             Exercise                                  Average        Exercise                           Exercise
      ========================
            Price Range              Options            Life           Price            Options            Price
      ------------------------   ----------------    ------------   -------------   ----------------   --------------
      $ 5.87  -   7.80               3,554,348           6.63     $      5.95           2,108,748    $     5.92
      ========================
      $11.25 - 15.81                 2,842,000           7.86     $     12.37             107,250    $    14.03
      ========================
      $16.53 - 18.65                   170,500           9.18           17.93              -                 -
      ========================

     Of the exercisable Lifeco options, 2,174,748 relate to basic option grants and 41,250 relate to variable grants.

     Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in April 1996, certain officers of the Company participated in the PFC plan in Canada. Under the PFC plan, options may be awarded at no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the PFC plan. As of December 31, 1999, 1998 and 1997, stock available for award under the PFC plan aggregated 4,340,800, 4,400,800, and 4,400,800 shares.

     Options granted to officers of the Company under the PFC plan became exercisable twenty percent per year commencing on the date of the grant and expire ten years from the date of grant.

     The following table summarizes the status of, and changes in, PFC options granted to Company officers which remain outstanding and the weighted-average exercise price (WAEP) for the years ended December 31. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                            1999                         1998                         1997
                                  --------------------------   --------------------------   -------------------------
                                    Options         WAEP         Options         WAEP         Options         WAEP
                                  -------------   ----------   -------------   ----------   -------------   ---------
      Outstanding, Jan. 1,             355,054  $    2.89         1,076,000  $    3.05        1,329,200   $    3.14
        Exercised                       70,000       2.28           720,946       2.98          253,200        2.93
                                  -------------   ----------   -------------   ----------   -------------   ---------
      Outstanding, Dec. 31,            285,054       3.23           355,054       2.89        1,076,000        3.05
                                  =============   ==========   =============   ==========   =============   =========

      Options exercisable
        at year-end                    285,054  $    3.23           355,054  $    2.89        1,076,000   $    3.05
                                  =============   ==========   =============   ==========   =============   =========

     As of December 31, 1999, the PFC options outstanding have exercise prices between $2.38 and $3.65 and a weighted-average remaining contractual life of 1.7 years.



     The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $1,039, $727, and $608, in 1999, 1998, and 1997, respectively. The fair value of
     each  option   grant  was   estimated  on  the  date  of  grant  using  the
     Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 1999, 1998, and 1997, respectively: dividend yields of 3.63%, 3.0% and 3.0%, expected volatility of 32.4%, 34.05%, and 24.04%, risk-free interest rates of 6.65%, 4.79%, and
     4.72%, and expected lives of 7.5 years.


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



     Summarized segment financial information for the year ended and as of December 31 was as follows:


         Year ended December 31, 1999

         Operations:

                                                              Employee           Financial             Total
      ================================================
                                                              Benefits            Services              U.S.
      ================================================    -----------------   -----------------   -----------------
      Revenue:
      ================================================
         Premium income                                $        990,449     $       172,734     $      1,163,183
      ================================================
         Fee income                                             548,580              86,567              635,147
      ================================================
         Net investment income                                   80,039             795,907              875,946
      ================================================
         Realized investment gains (losses)                      (1,224)              2,308                1,084
      ================================================    -----------------   -----------------   -----------------
               Total revenue                                  1,617,844           1,057,516            2,675,360
      ================================================
      Benefits and Expenses:
      ================================================
         Benefits                                               789,084             792,755            1,581,839
      ================================================
         Operating expenses                                     661,119             143,422              804,541
      ================================================    -----------------   -----------------   -----------------
               Total benefits and expenses                    1,450,203             936,177            2,386,380
      ================================================    -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------

      ================================================
      ================================================
               Net operating income before income               167,641             121,339              288,980
               taxes
      ================================================
      Income taxes                                               51,003              32,259               83,262
                                                          -----------------   -----------------   -----------------
               Net income                              $        116,638     $        89,080     $        205,718
      ================================================    =================   =================   =================

         Assets:

                                                              Employee           Financial             Total
      ================================================
                                                              Benefits            Services              U.S.
      ================================================    -----------------   -----------------   -----------------
      Investment assets                                $      1,467,464     $    11,590,591     $     13,058,055
      ================================================
      Other assets                                              646,036             909,172            1,555,208
      ================================================
      Separate account assets                                 7,244,145           5,535,871           12,780,016
      ================================================    -----------------   -----------------   -----------------
               Total assets                            $      9,357,645     $    18,035,634     $     27,393,279
      ================================================    =================   =================   =================



        Year ended December 31, 1998

         Operations:

                                                              Employee           Financial             Total
      ================================================
                                                              Benefits            Services              U.S.
      ================================================    -----------------   -----------------   -----------------
      Revenue:
      ================================================
         Premium income                                $        746,898     $       247,965     $        994,863
      ================================================
         Fee income                                             444,649              71,403              516,052
      ================================================
         Net investment income                                   95,118             802,242              897,360
      ================================================
         Realized investment gains (losses)                       8,145              30,028               38,173
      ================================================    -----------------   -----------------   -----------------
               Total revenue                                  1,294,810           1,151,638            2,446,448
      ================================================
      Benefits and Expenses:
      ================================================
         Benefits                                               590,058             872,411            1,462,469
      ================================================
         Operating expenses                                     546,959             141,269              688,228
      ================================================    -----------------   -----------------   -----------------
               Total benefits and expenses                    1,137,017           1,013,680            2,150,697
      ================================================    -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------

      ================================================
      ================================================
               Net operating income before income               157,793             137,958              295,751
               taxes
      ================================================
      Income taxes                                               50,678              48,158               98,836
                                                          -----------------   -----------------   -----------------
               Net income                              $        107,115     $        89,800     $        196,915
      ================================================    =================   =================   =================


         Assets:

                                                              Employee           Financial             Total
      ================================================
                                                              Benefits            Services              U.S.
      ================================================    -----------------   -----------------   -----------------
      Investment assets                                $      1,434,691     $    12,235,845     $     13,670,536
      ================================================
      Other assets                                              567,126             785,940            1,353,066
      ================================================
      Separate account assets                                 5,704,313           4,395,230           10,099,543
      ================================================    -----------------   -----------------   -----------------
               Total assets                            $      7,706,130     $    17,417,015     $     25,123,145
      ================================================    =================   =================   =================





         Year ended December 31, 1997

         Operations:

                                                              Employee           Financial             Total
      ================================================
                                                              Benefits            Services              U.S.
      ================================================    -----------------   -----------------   -----------------
      Revenue:
      ================================================
         Premium income                                $        465,143     $       368,036     $        833,179
      ================================================
         Fee income                                             358,005              62,725              420,730
      ================================================
         Net investment income                                  100,067             781,606              881,673
      ================================================
         Realized investment gains (losses)                       3,059               6,741                9,800
      ================================================    -----------------   -----------------   -----------------
               Total revenue                                    926,274           1,219,108            2,145,382
      ================================================
      Benefits and Expenses:
      ================================================
         Benefits                                               371,333           1,013,717            1,385,050
      ================================================
         Operating expenses                                     427,969             123,756              551,725
      ================================================    -----------------   -----------------   -----------------
               Total benefits and expenses                      799,302           1,137,473            1,936,775
      ================================================    -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------

      ================================================
      ================================================
               Net operating income before income               126,972              81,635              208,607
               taxes
      ================================================
      Income taxes                                               28,726              21,121               49,847
                                                          -----------------   -----------------   -----------------
               Net income                              $         98,246     $        60,514     $        158,760
      ================================================    =================   =================   =================

The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                     1999                1998                 1997
      ======================================    ----------------    ----------------    -----------------
                                                ----------------
      Premium Income:
      ======================================
      ======================================
         Employee Benefits
      ======================================
             Group Life & Health             $        990,449    $        746,898    $        465,143
      ======================================    ----------------    ----------------    -----------------
                  Total Employee Benefits             990,449             746,898             465,143
                                                ----------------    ----------------    -----------------
                                                ----------------    ----------------    -----------------
         Financial Services
      ======================================
      ======================================
             Savings                                   14,344              16,765              22,634
      ======================================
             Individual Insurance                     158,390             231,200             345,402
                                                ----------------    ----------------    -----------------
                                                ----------------    ----------------    -----------------
                  Total Financial Services            172,734             247,965             368,036
      ======================================    ----------------    ----------------    -----------------
               Total premium income          $      1,163,183    $        994,863    $        833,179
      ======================================    ================    ================    =================
                                                ----------------
      Fee Income:
      ======================================
      ======================================
         Employee Benefits
      ======================================
             Group Life & Health             $        454,071    $        366,805    $        305,302
      ======================================
               (uninsured plans)
      ======================================
             401(k)                                    94,509              77,844              52,703
                                                ----------------    ----------------    -----------------
                                                ----------------    ----------------    -----------------
                  Total Employee Benefits             548,580             444,649             358,005
      ======================================    ----------------    ----------------    -----------------
                                                ----------------    ----------------    -----------------
         Financial Services
      ======================================
      ======================================
             Savings                                   81,331              71,403              62,725
      ======================================
             Individual Insurance                       5,236
                                                ----------------    ----------------    -----------------
                                                ----------------    ----------------    -----------------
                  Total Financial Services             86,567              71,403              62,725
      ======================================    ----------------    ----------------    -----------------
               Total fee income              $        635,147    $        516,052    $        420,730
      ======================================    ================    ================    =================



15.      COMMITMENTS AND CONTINGENCIES

     On October 6, 1999, the Company entered into a purchase and sale agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement, will be based on a percentage of the amount in-force at March 1, 2000 contingent on the persistency of the block of business through March 2001. Management does not expect the purchase price to have a material impact on the Company's consolidated financial statements.

     The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.


16.      SUBSEQUENT EVENTS

     Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's (General American) group life and health insurance business which primarily consists of administrative services only and stop loss policies. The agreement is expected to convert to an assumption reinsurance agreement by January 1, 2001, pending regulatory approval. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     In the two most recent fiscal years or any subsequent interim period, there has been no change in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       IDENTIFICATION OF DIRECTORS

Director                                         Age           Served as             Principal Occupation(s) For
                                                             Director From                 Last Five Years

James Balog                                       71              1993          Company Director
(1)(2)

James W. Burns, O.C.                              70              1991          Chairman of the Boards of Great-West
(1)(2)(4)                                                                       Lifeco, Great-West Life, London
                                                                                Insurance Group Inc. and London Life
                                                                                Insurance Company; Deputy Chairman,
                                                                                Power Corporation

Orest T. Dackow                                   63              1991          President and Chief Executive
(1)(2)(4)                                                                       Officer, Great-West Lifeco

Andre Desmarais                                   43              1997          President and Co-Chief Executive
(1)(2)(4)(5)                                                                    Officer, Power Corporation; Deputy
                                                                                Chairman, Power Financial

Paul Desmarais, Jr.                               45              1991          Chairman and Co-Chief Executive
(1)(2)(4)(5)                                                                    Officer, Power Corporation; Chairman,
                                                                                Power Financial

Robert G. Graham                                  68              1991          Company Director since January 1996;
(1)(2)(4)                                                                       previously Chairman and Chief
                                                                                Executive Officer, Inter-City
                                                                                Products Corporation (a company
                                                                                engaged in the manufacture and
                                                                                distribution of air conditioning,
                                                                                heating and related products)

Robert Gratton                                    56              1991          Chairman of the Board of the Company;
(1)(2)(4)                                                                       President and Chief Executive
                                                                                Officer, Power Financial

N. Berne Hart                                     70              1991          Company Director
(1)(2)(3)

Kevin P. Kavanagh                                 67              1986          Company Director; Chancellor, Brandon
(1)(3)(4)                                                                       University

William Mackness                                  61              1991          Company Director since July 1995;
(1)(2)                                                                          previously Dean, Faculty of
                                                                                Management, University of Manitoba

William T. McCallum                               57              1990          President and Chief Executive Officer
(1)(2)(4)                                                                       of the Company; President and Chief
                                                                                Executive Officer, United States
                                                                                Operations, Great-West Life

Jerry E.A. Nickerson                              63              1994          Chairman of the Board, H.B. Nickerson
(3)(4)                                                                          & Sons Limited (a management and
                                                                                holding company)

The Honourable                                    62              1991          Vice-Chairman, Power Corporation;
P. Michael Pitfield, P.C., Q.C.                                                 Member of the Senate of Canada
(1)(2)(4)

Michel Plessis-Belair, F.C.A.                     57              1991          Vice-Chairman and Chief Financial
(1)(2)(3)(4)                                                                    Officer, Power Corporation; Executive
                                                                                Vice-President and Chief Financial
                                                                                Officer, Power Financial

Brian E. Walsh                                   46              1995           Co-Founder and Managing Partner,
(1)(2)                                                                          Veritas Capital Management, LLC (a
                                                                                merchant banking company) since
                                                                                September 1997; previously Partner,
                                                                                Trinity L.P. (an investment company)
                                                                                from January 1996; previously
                                                                                Managing Director and Co-Head, Global
                                                                                Investment Bank, Bankers Trust

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

J. Balog.         Transatlantic Holdings
 .........         .........Phoenix Investment Partners

A. Desmarais      The Seagram Company Limited



P. Desmarais, Jr. Rhodia S.A.


IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer                        Age          Served as Executive                Principal Occupation(s) For
                                                          Officer From                         Last Five Years

William T. McCallum President and        57                   1984              President and Chief Executive Officer of the
Chief                                                                           Company; President and Chief Executive
Executive Officer                                                               Officer, United States Operations, Great-West
                                                                                Life

Mitchell T.G. Graye                      44                   1997              Executive Vice President and Chief Financial
Executive Vice President and Chief                                              Officer of the Company; Executive Vice
Financial Officer                                                               President and Chief Financial Officer, United
                                                                                States, Great-West Life

James D. Motz                            50                   1992              Executive Vice President, Employee Benefits
Executive Vice President,                                                       of the Company and Great-West Life
Employee Benefits

Douglas L. Wooden                        43                   1991              Executive Vice President, Financial Services
Executive Vice President,                                                       of the Company and Great-West Life
Financial Services

Michael R. Bracco                                                               Senior Vice President,
Senior Vice President,                   32                   1999              Employee Benefits of the
Employee Benefits                                                               Company and Great-West Life since September
                                                                                1996; previously Manager, Bain & Company (a
                                                                                strategy consulting company)

John A. Brown                            52                   1992              Senior Vice President, Healthcare Markets of
Senior Vice President, Healthcare                                               the Company and Great-West Life
Markets

Donna A. Goldin                          52                   1996              Executive Vice President and Chief Operating
Executive Vice President and Chief                                              Officer, One Corporation since June 1996;
Operating Officer,                                                              previously Executive Vice President and Chief
One Corporation                                                                 Operating Officer, Harris Methodist Health
                                                                                Plan (a health maintenance organization)

Mark S. Hollen                           41                   2000              Senior Vice President, FASCorp of the Company
Senior Vice President,                                                          and Great-West Life
FASCorp
                                                                                Senior Vice President, Chief Investment
John T. Hughes                           63                   1989              Officer of the Company; Senior Vice
Senior Vice President,                                                          President, Chief Investment Officer, United
Chief Investment Officer                                                        States, Great-West Life

D. Craig Lennox                          52                   1984              Senior Vice President, General Counsel and
Senior Vice President, General                                                  Secretary of the Company; Senior Vice
Counsel and Secretary                                                           President and Chief U.S. Legal Officer,
                                                                                Great-West Life

Steve H. Miller                          47                   1997              Senior Vice President, Employee Benefits
Senior Vice President, Employee                                                 Sales of the Company and Great-West Life
Benefits Sales

Charles P. Nelson                        39                   1998              Senior Vice President,
Senior Vice President,                                                          Public/Non-Profit Markets of the Company and
Public/Non-Profit Markets                                                       Great-West Life


Martin Rosenbaum                         47                   1997              Senior Vice President, Employee Benefits of
Senior Vice President, Employee                                                 the Company and Great-West Life
Benefits

Gregory E. Seller                        46                   1999              Senior Vice President, Government Markets of
Senior Vice President, Government                                               the Company and Great-West Life
Markets

Robert K. Shaw                           44                   1998              Senior Vice President, Individual Markets of
Senior Vice President, Individual                                               the Company and Great-West Life
Markets
                                                                                Senior Vice President, Public/Non-Profit
George D. Webb                            56                  1999              Operations of the Company and Great-West Life
Senior Vice President,                                                          since July 1999; previously Principal,
Public/Non-Profit Operations                                                    William M. Mercer Investment Consulting Inc.
                                                                                (an investment consulting company)

     Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

ITEM 11.      EXECUTIVE COMPENSATION

A.       SUMMARY COMPENSATION TABLE

     The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 1999, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for the three most recently completed financial years.



                                                      SUMMARY COMPENSATION TABLE
====================================================================================== ===============================
                                                 Annual compensation                   Long-term compensation awards
-------------------------------------------------------------------------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
Name and                              Year            Salary             Bonus                  Options (1)
principal position                                     ($)                ($)                       (#)
------------------------------- ----------------- --------------- -------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
W.T. McCallum                         1999           955,303            680,000                 100,000 (2)
President and                         1998           651,667            432,250                      -
Chief Executive Officer               1997           608,708            406,250                 600,000 (3)

------------------------------- ----------------- --------------- -------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
D.L. Wooden                           1999           365,000            219,000                      -
Executive Vice President,             1998           330,000            198,000                      -
Financial Services                    1997           300,000            150,000                 300,000 (3)

------------------------------- ----------------- --------------- -------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
J.D. Motz                             1999           385,000            192,500                      -
Executive Vice President,             1998           350,000            157,500                      -
Employee Benefits                     1997           300,000            151,300                 100,000 (2)
                                                                                                300,000 (3)
------------------------------- ----------------- --------------- -------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
J.T. Hughes                           1999           350,000            185,500                      -
Senior Vice President, Chief          1998           338,000            185,900                      -
Investment Officer                    1997           324,000            162,000                      -

------------------------------- ----------------- --------------- -------------------- -------------------------------
------------------------------- ----------------- --------------- -------------------- -------------------------------
M.T.G. Graye Executive Vice           1999           315,000            189,000                      -
President and Chief Financial         1998           275,000            151,250                  18,000 (2)
Officer                                                                                          18,000 (3)
                                      1997           219,469            117,958                 132,000 (3)

=============================== ================= =============== ==================== ===============================

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

B.       OPTIONS

     The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.44.



                                                   OPTION GRANTS IN LAST FISCAL YEAR
============================================================================================== =============================
                                                                                               Potential realizable value
                                                                                               at assumed annual rates of
                                      Individual grants                                        stock price appreciation
                                                                                               for option term

---------------------------------------------------------------------------------------------- -----------------------------

                                          Percent of
                                         total options
                           Options        granted to      Exercise or
         Name              granted       employees in      base price      Expiration date          5%            10%
                             (#)          fiscal year      ($/share)                               ($)            ($)

----------------------- --------------- ---------------- --------------- --------------------- ------------- ---------------
W.T. McCallum              100,000           11.01           15.37           June 9, 2009        967,000       2,450,000
======================= =============== ================ =============== ===================== ============= ===============


     Prior to April 24,1996,  the Named Executive  Officers  participated in the
     Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial ("PFC Options") were granted. The following table describes all PFC Options exercised in 1999, and all unexercised PFC Options held as of December 31, 1999, by the Named
     Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S.
     dollars at a rate of 1/1.44.

                                                  AGGREGATED PFC OPTION EXERCISES IN
                                          LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
============================================================== ================================= ==================================
                                                                Unexercised options at fiscal          Value of unexercised
                                                                           year-end               in-the-money options at fiscal
                                                                             (#)                             year-end
                                                                                                                ($)
-------------------------------------------------------------- --------------------------------- ----------------------------------
                               Shares
                              acquired             Value
Name                         on exercise         realized         Exercisable Unexercisable          Exercisable Unexercisable
                                 (#)                ($)
------------------------ -------------------- ---------------- ---------------- ---------------- ---------------- -----------------
D.L. Wooden                       -                  -             176,000             -            2,309,809            -
                                                                                ----------------                  -----------------
------------------------ -------------------- ---------------- ---------------- ---------------- ---------------- -----------------
M.T.G. Graye                   70,000            1,150,716         70,000              -             919,813             -
======================== ==================== ================ ================ ================ ================ =================



     Commencing April 24,1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 1999, and all unexercised Lifeco Options held as of December 31, 1999, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.44.

                                                 AGGREGATED LIFECO OPTION EXERCISES IN
                                          LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
============================================================= ================================= ==================================
                                                               Unexercised options at fiscal          Value of unexercised
                                                                          year-end               in-the-money options at fiscal
                                                                            (#)                             year-end
                                                                                                               ($)
------------------------------------------------------------- --------------------------------- ----------------------------------
                                 Shares
                                acquired          Value
Name                          on exercise       realized         Exercisable Unexercisable          Exercisable Unexercisable
                                  (#)              ($)
---------------------------- --------------- ---------------- ---------------- ---------------- ---------------- -----------------
W.T. McCallum                      -                -         360,000          940,000          3,717,991        5,528,894
                                                              ----------------                                   -----------------
---------------------------- --------------- ---------------- ---------------- ---------------- ---------------- -----------------
D.L. Wooden                        -                -         120,000          380,000          1,239,331        2,308,855
                                                              ----------------                                   -----------------
---------------------------- --------------- ---------------- ---------------- ---------------- ---------------- -----------------
J.D. Motz                          -                -         160,000          440,000          1,575,242        2,812,722
                                                              ----------------                                   -----------------
---------------------------- --------------- ---------------- ---------------- ---------------- ---------------- -----------------
J.T. Hughes                        -                -         96,000           64,000           991,464          660,976
                                                              ----------------                                   -----------------
---------------------------- --------------- ---------------- ---------------- ---------------- ---------------- -----------------
M.T.G. Graye                       -                -         82,800           217,200          825,726          900,072
============================ =============== ================ ================ ================ ================ =================

C.       PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive Officers by Great-West Life or the Company.

                                                          PENSION PLAN TABLE
============================== ===========================================================================
                                                            Years of service
                               ---------------------------------------------------------------------------
Remuneration
($)
                                    15           20            25                30
                               35
------------------------------ ---------------------------------------------------------------------------
400,000                         120,000        160,000      200,000      240,000        240,000
------------------------------ ---------------------------------------------------------------------------
500,000                         150,000        200,000      250,000      300,000        300,000
------------------------------ ---------------------------------------------------------------------------
600,000                         180,000        240,000      300,000      360,000        360,000
------------------------------ ---------------------------------------------------------------------------
700,000                         210,000        280,000      350,000      420,000        420,000
------------------------------ ---------------------------------------------------------------------------
800,000                         240,000        320,000      400,000      480,000       480,000
------------------------------ ---------------------------------------------------------------------------
------------------------------ ---------------------------------------------------------------------------
900,000                        270,000         360,000      450,000      540,000       540,000
------------------------------ ---------------------------------------------------------------------------
------------------------------ ---------------------------------------------------------------------------
1,000,000                      300,000         400,000      500,000      600,000       600,000
============================== ===========================================================================



The Named Executive Officers have the following years of service.

Name                       Years of Service

W.T. McCallum     34
D.L. Wooden                9
J.D. Motz                  29
J.T. Hughes                10
M.T.G. Graye      6

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is certain information, as of March 1, 2000, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

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

     (4) 100% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

     (5) 81.2% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

     (6) 67.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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

B.       SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2000, by (i) the directors of the Company; (ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.



------------------------------ -------------------- --------------------- -----------------------
                               Great-West Lifeco    Power Financial       Power Corporation of
                               Inc.                 Corporation           Canada
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
                               (1)                  (2)                   (3)
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------

Directors

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J. Balog                                -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J. W. Burns                          153,659               8,000                 400,640
                                                                             200,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
O.T. Dackow                          78,398                  -                      -
                                 300,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
A. Desmarais                         51,659                21,600                140,800
                                                                            1,658,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
P. Desmarais, Jr.                    43,659                  -                  1,448,000
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
R.G. Graham                             -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
R. Gratton                           330,000              310,000                 5,000
                                                     5,280,000 options       300,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
N.B. Hart                               -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
K. P. Kavanagh                       18,500                  -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
W. Mackness                             -                  4,000                    -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
W.T. McCallum                        82,800                80,000                   -
                                 360,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J.E.A. Nickerson                        -                  4,000                  4,000
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
P.M. Pitfield                        90,000                75,000                100,000
                                                                             309,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
M. Plessis-Belair                    20,000                2,000                  15,800
                                                                             223,300 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
B.E. Walsh                              -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------

Named Executive Officers

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
W.T. McCallum                        82,800                80,000                   -
                                 360,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
D.L. Wooden                      120,000 options      176,000 options               -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J.D. Motz                            12,549                  -                      -
                                 160,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J.T. Hughes                          10,471                  -                      -
                                 96,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
M.T.G. Graye                           747                 70,000                   -
                                 86,400 options        70,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------

Directors and Executive
Officers as a Group

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
                                     990,785              734,600               2,114,240
                                1,516,800 options    5,526,000 options      2,690,300 options
------------------------------ -------------------- --------------------- -----------------------

     (1) All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc. (2) All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation. (3) All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

     The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.6% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.1 % of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:
                                                     Page

A.       INDEX TO FINANCIAL STATEMENTS

         Independent Auditors' Report on Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the Years Ended
         December 31, 1999, 1998, and 1997

         Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998, and 1997

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

               21                  Subsidiaries of Great-West Life & Annuity Insurance Company

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

               27                  Financial Data Schedule

C.       REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.





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


Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                                             Date

/s/   William T. McCallum                                                       March 30, 2000
William T. McCallum
President and Chief Executive Officer
and a Director


/s/   Mitchell T.G. Graye                                                       March 30, 2000
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer


/s/   Glen R. Derback                                                           March 30, 2000
Glen R. Derback
Vice President and Controller


/s/   James Balog *                                                             March 30, 2000
James Balog, Director


/s/   James W. Burns *                                                          March 30, 2000
James W. Burns, Director


/s/   Orest T. Dackow *                                                         March 30, 2000
Orest T. Dackow, Director

Signature and Title                                                             Date

/s/   Andre Desmarais*                                                          March 30, 2000
Andre Desmarais, Director


/s/   Paul Desmarais, Jr. *                                                     March 30, 2000
Paul Desmarais, Jr., Director


/s/   Robert G. Graham *                                                        March 30, 2000
Robert G. Graham, Director


/s/   Robert Gratton *                                                          March 30, 2000
Robert Gratton, Director


/s/   N. Berne Hart *                                                           March 30, 2000
N. Berne Hart, Director


/s/   Kevin P. Kavanagh *                                                       March 30, 2000
Kevin P. Kavanagh, Director


/s/   William Mackness *                                                        March 30, 2000
William Mackness, Director


/s/   Jerry E.A. Nickerson *                                                    March 30, 2000
Jerry E.A. Nickerson, Director


/s/   P. Michael Pitfield *                                                     March 30, 2000
P. Michael Pitfield, Director


/s/   Michel Plessis-Belair *                                                   March 30, 2000
Michel Plessis-Belair, Director


/s/   Brian E. Walsh *                                                          March 30, 2000
Brian E. Walsh, Director





Signature and Title                                                             Date

*  By:  /s/   D. Craig Lennox                                                   March 30, 2000
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.