Form 10-Q
period 2000-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-05-15
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes       X         No

As of March 31, 2000, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                  TABLE OF CONTENTS

                                                                                      Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                             3

                        Consolidated Balance Sheets                                   4

                        Consolidated Statements of Cash Flows                         6

                        Notes to Consolidated Financial Statements                    8

               Item 2   Management's Discussion and Analysis of Financial             10
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                              18

               Item 6   Exhibits and Reports on Form 8-K                               18

               Signatures                                                              18




PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                         Three Months Ended
                                                                             March 31,

                                                                     ---------------------------
                                                                         2000          1999
                                                                     ------------- -------------
REVENUES:

  Premiums                                                         $    352,735       317,754
  Fee income                                                            211,634       154,036
  Net investment income                                                 230,376       216,113
  Net realized gains (losses) on                                          1,337        (6,043)
investments

                                                                     ------------- -------------

                                                                        796,082       681,860
                                                                     ------------- -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                        281,371       240,389
  Increase in reserves                                                   25,558        35,075
  Interest paid or credited to                                          125,694       109,965
contractholders

  Provision for policyholders' share of
    earnings on participating business                                    2,278         1,452
  Dividends to policyholders                                             22,631        21,893
                                                                     ------------- -------------

                                                                        457,532       408,774
                                                                     ------------- -------------
                                                                     ------------- -------------

  Commissions                                                            46,420        45,034
  Operating expenses                                                    201,932       150,122
  Premium taxes                                                           8,749         7,138
                                                                     ------------- -------------

                                                                        714,633       611,068
                                                                     ------------- -------------

INCOME BEFORE INCOME TAXES                                               81,449        70,792

PROVISION FOR INCOME TAXES:
   Current                                                               12,552        15,854
   Deferred                                                              16,197         9,534
                                                                     ------------- -------------

                                                                         28,749        25,388
                                                                     ------------- -------------

NET INCOME                                                         $     52,700        45,404
                                                                     ============= =============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
ASSETS                                                              2000             1999
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,201,573 and $2,238,581)                 $    2,238,048   $    2,260,581
    Available-for-sale, at fair value
       (amortized cost $7,083,939 and $6,953,383)                  6,863,926        6,727,922
  Mortgage loans on real estate, net                                 941,175          974,645
  Common stock                                                        91,690           69,240
  Real estate, net                                                   110,369          103,731
  Policy loans                                                     2,670,258        2,681,132
  Short-term investments, available-for-sale
       (cost approximates fair value)                                119,231          240,804
                                                                --------------   --------------

      Total Investments                                           13,034,697       13,058,055

Cash                                                                 330,142          257,840
Reinsurance receivable                                               180,846          173,322
Deferred policy acquisition costs                                    267,445          282,295
Investment income due and accrued                                    145,468          137,810
Other assets                                                         373,227          308,419
Premiums in course of collection                                     164,468          142,199
Deferred income taxes                                                240,145          253,323
Separate account assets                                           13,403,470       12,476,256
                                                                --------------   --------------
















TOTAL ASSETS                                                 $    28,139,908   $   27,089,519
                                                                ==============   ==============


See notes to consolidated financial statements.                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                2000             1999
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                           $   11,604,570   $   11,737,683
    Policy and contract claims                                       588,135          391,968
    Policyholders' funds                                             199,630          185,623
    Provision for policyholders' dividends                            71,131           70,726

GENERAL LIABILITIES:

    Due to Parent Corporation                                         25,071           35,979
    Due to GWL&A Financial Inc.                                      175,035          175,035
    Repurchase agreements                                                              80,579
    Commercial paper                                                  99,207
    Other liabilities                                                652,033          638,469
    Undistributed earnings on
      participating business                                         133,719          130,638
    Separate account liabilities                                  13,403,470       12,476,256
                                                                --------------   --------------

      Total Liabilities                                           26,952,001       25,922,956
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized;
       0 shares issued and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                         7,032            7,032
    Additional paid-in capital                                       700,316          700,316
    Accumulated other comprehensive loss                             (88,817)         (84,861)
    Retained earnings                                                569,376          544,076
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,187,907        1,166,563
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $   28,139,908   $   27,089,519
                                                                ==============   ==============










See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,

                                                                  -----------------------------
                                                                      2000            1999
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $      52,700   $      45,404
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    2,278           1,452
       Amortization of investments                                    (11,689)            820
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate           (1,337)          6,043
       Amortization                                                    10,472           8,065
       Deferred income taxes                                           16,197           9,534
    Changes in assets and liabilities:
        Policy benefit liabilities                                    276,754         392,918
        Reinsurance receivable                                         (7,524)         12,924
        Accrued interest and other receivables                        (29,927)           (309)
        Other, net                                                    (35,455)        (86,024)
                                                                  -------------   -------------
                 Net cash provided by operating activities            272,469         390,827
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity

                Maturities and redemptions                            116,500         190,330
             Available-for-sale
                Sales                                                 451,242       1,205,592
                Maturities and redemptions                            232,994         204,750
        Mortgage loans                                                 36,738          46,148
        Real estate                                                     2,984
        Common stock                                                    5,813           3,842
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                         (91,902)       (104,092)
             Available-for-sale                                      (688,190)     (1,380,429)
        Mortgage loans                                                   (463)           (744)
        Real estate                                                   (10,140)         (6,399)
        Common stock                                                  (22,437)         (3,678)
                                                                  -------------   -------------
                 Net cash provided by investing activities             33,139         155,320
                                                                  -------------   -------------



                                                                                  (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Three Months Ended
                                                                            March 31,

                                                                   -----------------------------
                                                                       2000            1999
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                         $    (213,626)  $    (280,456)
   Net Parent Corporation borrowings (repayments)                      (10,908)         (3,420)
   Dividends paid                                                      (27,400)        (20,750)
   Net commercial paper borrowings (repayments)                         99,207             (28)
   Net repurchase agreements borrowings (repayments)                   (80,579)       (175,287)
                                                                   -------------   -------------
              Net cash used in financing activities                   (233,306)       (479,941)
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                         72,302          66,206

CASH, BEGINNING OF YEAR                                                257,840         176,119
                                                                   -------------   -------------

CASH, END OF PERIOD                                              $     330,142   $     242,325
                                                                   =============   =============



See notes to consolidated financial statements.                     (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)
-----------------------------------------------------------------------------
(Unaudited)

1.      BASIS OF PRESENTATION

        The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

        Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

3.      OTHER

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

        On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in-force at March 1, 2000 and March 1, 2001.

        The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2000                  1999
                                                       ------------------    ------------------
        Premiums                                    $             353     $             318
        Fee income                                                212                   154
        Net investment income                                     230                   216
        Realized investment gains (losses)                          1                    (6)
                                                       ------------------ -- ------------------
                Total revenues                                    796                   682

        Total benefits and expenses                               714                   611
        Income tax expenses                                        29                    26
                                                       ------------------    ------------------
                Net income                          $              53     $              45
                                                       ==================    ==================

        Deposits for investment type contracts                    171                   106
        Deposits to separate accounts                             661                   670
        Self-funded premium equivalents                         1,188                   718

                                                           March 31,           December 31,
        Balance Sheet (Millions)                             2000                  1999
                                                       ------------------    ------------------

        Investment assets                           $          13,035     $          13,058
        Separate account assets                                13,403                12,476
        Total assets                                           28,139                27,090
        Total policy benefit liabilities                       12,463                12,386
        Due to Parent Corporation                                  25                    36
        Due to GWL&A Financial                                    175                   175
        Total stockholder's equity                              1,188                 1,167

        GENERAL

        The following discussion addresses the financial condition of the Company as of March 31, 2000, compared with December 31, 1999, and its results of operations for the quarter ended March 31, 2000, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 1999 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $8 million or 18% for the first three months of 2000 when compared to the first three months of 1999. The increase reflects an increase of $6 million in the Financial Services segment, which resulted primarily from higher fee income, favorable individual life insurance mortality and realized gains on investments. The Employee Benefits segment's net income increased $2 million in 2000, primarily due to favorable morbidity experience which more than offset unfavorable mortality experience.

        Total revenues increased $114 million or 17% for the first three months of 2000 when compared to the first three months of 1999. The growth in revenues for the first three months of 2000 was comprised of increased premium income of $35 million, increased fee income of $58 million, increased net investment income of $14 million and increased realized gains on investments of $7 million.

        The increased premium income in 2000 was comprised of growth in Employee Benefits premium income of $37 million offset by a decrease in Financial Services premium income of $2 million. The growth in Employee Benefits primarily reflects premium income of $43 million derived from the acquisition of General American.

        The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of General American was $31 million during the first quarter of 2000. Additionally, the increase in fee income derived from the acquisition of Alta Health and Life Insurance Company ("Alta") in June 1998 (formerly known as Anthem Health & Life Insurance Company) was $9 million during the first quarter of 2000. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

        The increase in net investment income was the result of higher interest rates and a higher earned rate. The actual earned rate at March 31, 2000 was 7.10% compared to 7.01% at March 31, 1999.

        Realized investment gains increased from a realized investment loss of $6 million in the first three months of 1999 to a realized investment gain of $1 million in 2000. The rise in interest rates resulted in losses on sales of fixed maturities totaling $2 million and $9 million for the first three months of 2000 and 1999, respectively. Decreases in the provision for asset losses of $2 million and $3 million were recognized for the first three months of 2000 and 1999, respectively.

        The benefits and expenses increased $103 million or 17% for the first three months of 2000 when compared to the first three months of 1999. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $89 million, of which $72 million related to benefits and expenses generated by General American. The Financial Services segment reflected an increase in benefits and expenses of $14 million.

        Income tax expense increased $3 million or 12% for the first three months of 2000 when compared to the first three months of 1999. The increase reflects higher pre-tax earnings for the first three months of 2000.

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

        Deposits for investment-type contracts increased $65 million or 61% for the first three months of 2000 when compared to the first three months of 1999. This increase is primarily attributable to the Financial
        Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

        Deposits for separate accounts decreased $9 million or 1% for the first three months of 2000 when compared to the first three months of 1999.

        Self-funded premium equivalents increased $470 million or 65% for the first three months of 2000 when compared to the first three months of 1999. The increase was due to the acquisition's of General American ($350 million) and Alta ($42 million), with the remainder coming from the growth in business in the Employee Benefits segment.

        Total assets increased $1 billion or 4% when compared to the year ended December 31, 1999, which is attributable to the separate account business.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2000                  1999
                                                       ------------------    ------------------
        Premiums                                    $             302     $             265
        Fee income                                                183                   134
        Net investment income                                      23                    19
        Realized investment gains (losses)                         (2)                   (3)
                                                       ------------------ -- ------------------
                Total revenues                                    506                   415

        Total benefits and expenses                               465                   376
        Income tax expenses                                        14                    14
                                                       ------------------    ------------------
                Net income                          $              27     $              25
                                                       ==================    ==================

        Deposits for investment type contracts                     15                   - -
        Deposits to separate accounts                             464                   494
        Self-funded premium equivalents                         1,188                   718


        Net income for Employee Benefits increased $2 million or 8% for the first three months of 2000 when compared to the first three months of 1999.

        401(k) premiums and deposits decreased 2% for the first three months of 2000 (from $516 million to $505 million). Assets under administration (including third-party administration) in 401(k) increased 4% over the first three months of 1999. The number of contributing participants increased from 501,000 at December 31, 1999 to 514,000 at March 31, 2000.

        Premiums, fee income and equivalent premiums for group life and health increased 51% (from $1,094 million to $1,648 million) from the first three months of 1999 primarily due to the acquisitions of General American and Alta.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

        Operating Summary (Millions)                        Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2000                  1999
                                                       ------------------    ------------------
        Premiums                                    $              51     $              53
        Fee income                                                 29                    20
        Net investment income                                     207                   197
        Realized investment gains (losses)                          3                    (3)
                                                       ------------------ -- ------------------
                Total revenues                                    290                   267

        Total benefits and expenses                               249                   235
        Income tax expenses                                        15                    12
                                                       ------------------    ------------------
                Net income                          $              26     $              20
                                                       ==================    ==================

        Deposits for investment type contracts                    156                   106
        Deposits to separate accounts                             197                   176

        Net income for Financial Services increased $6 million or 30% for the first three months of 2000 when compared to the first three months of 1999, due primarily to higher fee income, favorable individual life mortality experience and realized gains on investments.

        Savings

        Savings premiums and deposits increased $98 million (from $246 million to $344 million) or 40% for the first three months of 2000, which reflects growth in deposits to separate accounts ($21 million) growth in deposits to traditional fixed annuity products ($73 million).

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), increased 4% from December 31, 1999.

        New contributions to variable business represented 45% of the total deposits received in the first three months of 2000 compared to 64% for the first three months of 1999.

        Customer participation in guaranteed separate accounts decreased and assets under management for guaranteed separate account funds were $647 million at March 31, 2000 compared to $654 at December 31, 1999.

        Life Insurance

        Individual life insurance revenue premiums and deposits of $88 million decreased $21 million or 20% from the same period last year, which is primarily due to a decrease in BOLI deposits of $26 million for the first three months of 2000.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                           March 31,           December 31,
                                                             2000                  1999
                                                       ------------------    ------------------

        AAA                                                   50.1%                48.9%
        AA                                                     9.4%                 8.9%
        A                                                     17.7%                19.6%
        BBB                                                   22.1%                22.3%
        BB and Below (non-investment grade)                    0.7%                 0.3%
                                                       ------------------    ------------------
                          TOTAL                              100.0%               100.0%

        During the first three months of 2000, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $4 million.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $449 million and $499 million as of March 31, 2000 and December 31, 1999, respectively.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99 million of commercial paper outstanding at March 31, 2000. There was no commercial paper outstanding at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.



PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        Exhibit Number      Title                            Page
        ----------------    ----------------------------     -------------

        27                  Financial Data Schedule          19

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: May 15, 2000    BY: /s/     Glen R. Derback
      ------------           --------------------
                        Glen R. Derback, Vice President and Controller
                       (Duly authorized officer and chief accounting officer)