Form 10-Q
period 2000-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-08-11
CIK 744455

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

Yes       X         No

As of June 30, 2000, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                  TABLE OF CONTENTS

                                                                                      Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Consolidated Statements of Income                             3

                        Consolidated Balance Sheets                                   4

                        Consolidated Statements of Cash Flows                         6

                        Consolidated Statements of Stockholder's Equity               8

                        Notes to Consolidated Financial Statements                    9

               Item 2   Management's Discussion and Analysis of Financial             11
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                              20

               Item 6   Exhibits and Reports on Form 8-K                               20

               Signatures                                                              20


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                         --------------------------  --------------------------
                                            2000          1999          2000           1999
                                         -----------  -------------  ------------  -------------
REVENUES:

  Premiums                             $   318,408  $    293,721   $    671,143  $    611,476
  Fee income                               213,229       150,270        424,863       304,306
  Net investment income                    228,005       215,946        458,381       432,058
  Net realized gains (losses)
    on investments                           9,154         2,117         10,491        (3,926)
                                         -----------  -------------  ------------  -------------

                                           768,796       662,054      1,564,878     1,343,914
                                         -----------  -------------  ------------  -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits           287,725       272,040        569,096       512,429
  Increase in reserves                       3,953       (12,726)        29,511        22,349
  Interest paid or credited to
    contractholders                        109,235       115,674        234,929       225,641
  Provision for policyholders' share
of

    earnings on participating business       2,176         1,193          4,454         2,645
  Dividends to policyholders                15,341        11,787         37,972        33,680
                                         -----------  -------------  ------------  -------------

                                           418,430       387,968        875,962       796,744
                                         -----------  -------------  ------------  -------------
                                                                     ------------  -------------

  Commissions                               52,660        45,300         99,080        90,333
  Operating expenses                       176,301       144,054        378,233       294,175
  Premium taxes                             15,683        10,734         24,432        17,872
                                         -----------  -------------  ------------  -------------

                                           663,074       588,056      1,377,707     1,199,124
                                         -----------  -------------  ------------  -------------

INCOME BEFORE INCOME TAXES                 105,722        73,998        187,171       144,790

PROVISION FOR INCOME TAXES:
   Current                                  24,582        23,809         37,134        39,663
   Deferred                                 12,765           484         28,962        10,018
                                         -----------  -------------  ------------  -------------

                                            37,347        24,293         66,096        49,681
                                         -----------  -------------  ------------  -------------

NET INCOME                             $    68,375  $     49,705   $    121,075  $     95,109
                                         ===========  =============  ============  =============








See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
                                                                  June 30,       December 31,
ASSETS                                                              2000             1999
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,106,954 and $2,238,581)                 $    2,146,935   $    2,260,581
    Available-for-sale, at fair value
       (amortized cost $7,205,026 and $6,953,383)                  6,945,778        6,727,922
  Mortgage loans on real estate, net                                 908,775          974,645
  Common stock                                                       102,813           69,240
  Real estate, net                                                   113,674          103,731
  Policy loans                                                     2,791,283        2,681,132
  Short-term investments, available-for-sale
       (cost approximates fair value)                                212,734          240,804
                                                                --------------   --------------

      Total Investments                                           13,221,992       13,058,055

Cash                                                                 342,491          267,514
Reinsurance receivable                                               177,281          173,322
Deferred policy acquisition costs                                    271,303          282,295
Investment income due and accrued                                    129,409          137,810
Uninsured claims receivable                                          153,112          132,333
Other assets                                                         370,684          308,419
Premiums in course of collection                                     202,383          142,199
Deferred income taxes                                                236,559          253,323
Separate account assets                                           13,167,303       12,476,256
                                                                --------------   --------------

TOTAL ASSETS                                                 $    28,272,517   $   27,231,526
                                                                ==============   ==============







See notes to consolidated financial statements.                      (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------

                                                                  June 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                2000             1999
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                           $   11,699,265   $   11,737,683
    Policy and contract claims                                       509,916          391,968
    Policyholders' funds                                             236,885          185,623
    Provision for policyholders' dividends                            71,781           70,726

GENERAL LIABILITIES:

    Due to Parent Corporation                                         33,788           35,979
    Due to GWL&A Financial Inc.                                      175,035          175,035
    Repurchase agreements                                                              80,579
    Commercial paper                                                  99,128
    Other liabilities                                                934,911          780,476
    Undistributed earnings on
      participating business                                         133,396          130,638
    Separate account liabilities                                  13,167,303       12,476,256
                                                                --------------   --------------

      Total Liabilities                                           27,061,408       26,064,963
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized;
       0 shares issued and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                         7,032            7,032
    Additional paid-in capital                                       700,316          700,316
    Accumulated other comprehensive loss                            (103,615)         (84,861)
    Retained earnings                                                607,376          544,076
                                                                --------------   --------------

      Total Stockholder's Equity                                   1,211,109        1,166,563
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $   28,272,517   $   27,231,526
                                                                ==============   ==============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Six Months Ended
                                                                            June 30,

                                                                  -----------------------------
                                                                      2000            1999
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                  $     121,075   $      95,109
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    4,454           2,642
       Amortization of investments                                    (25,395)         (6,703)
       Realized losses (gains) on disposal of investments
           and write-downs of mortgage loans and real estate          (10,491)          3,926
       Amortization                                                    25,361          17,752
       Deferred income taxes                                           28,962          10,018
    Changes in assets and liabilities:
        Policy benefit liabilities                                    300,142         409,073
        Reinsurance receivable                                         (3,959)         13,049
        Accrued interest and other receivables                        (51,783)          3,436
        Other, net                                                     56,546        (234,509)
                                                                  -------------   -------------
                 Net cash provided by operating activities            444,912         313,793
                                                                  -------------   -------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity

                Maturities and redemptions                            212,164         325,750
             Available-for-sale
                Sales                                                 666,969       2,009,783
                Maturities and redemptions                            436,865         434,630
        Mortgage loans                                                 67,751          94,307
        Real estate                                                     6,863           2,015
        Common stock                                                   12,102           6,842
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                         (85,433)       (352,190)
             Available-for-sale                                    (1,314,985)     (2,428,804)
        Mortgage loans                                                 (1,917)           (949)
        Real estate                                                   (20,439)        (14,351)
        Common stock                                                  (24,796)         (4,005)
                                                                  -------------   -------------
                 Net cash provided by (used in) investing             (44,856)         73,028
activities

                                                                  -------------   -------------






                                                                     (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                         Six Months Ended
                                                                             June 30,

                                                                   -----------------------------
                                                                       2000            1999
                                                                   -------------   -------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                         $    (283,662)  $    (365,423)
   Net Parent Corporation borrowings (repayments)                       (2,191)        164,423
   Dividends paid                                                      (57,775)        (41,566)
   Net commercial paper borrowings (repayments)                         99,128          (9,887)
   Net repurchase agreements borrowings (repayments)                   (80,579)       (161,273)
                                                                   -------------   -------------
              Net cash used in financing activities                   (325,079)       (413,726)
                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                         74,977         (26,905)

CASH, BEGINNING OF YEAR                                                267,514         176,119
                                                                   -------------   -------------

CASH, END OF PERIOD                                              $     342,491   $     149,214
                                                                   =============   =============











See notes to consolidated financial statements.                      (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1999, AND 1998
(Dollars in Thousands)

=================================================================================================

                                                                                             Accumulated
                                                                              Additional        Other

                             Preferred Stock               Common Stock           Paid-in      Comprehensive     Retained
                            -------------------   -------------------------
                            Shares    Amount     Shares        Amount       Capital      Income (Loss)     Earnings       Total
                            ------   ------   ------------   ----------   -----------   ---------------   ----------   ----------
BALANCE, DECEMBER 31, 1998    0   $     0     7,032,000   $      7,032 $     699,556 $        61,560   $   430,411  $  1,198,559

   Net income                                                                                              205,718       205,718
   Other comprehensive loss                                                                 (146,421)                   (146,421)
                                                                                                                       ----------
Total comprehensive loss                                                                                                  59,297
                                                                                                                       ----------
Capital contributions

Dividends                                                                                                  (92,053)      (92,053)
Income tax benefit on stock
  Compensation                                                                   760                                         760
                            ------   ------   ------------   ----------   -----------   ---------------   ----------   ----------
BALANCE, DECEMBER 31, 1999    0   $     0     7,032,000   $      7,032 $     700,316 $       (84,861)  $   544,076  $  1,166,563
                            ------   ------   ------------   ----------   -----------   ---------------   ----------   ----------

Net income                                                                                                 121,075       121,075
Other comprehensive loss
  Change in unrealized gains                                                                 (18,754)                    (18,754)
                                                                                                                       ----------
Comprehensive income                                                                                                     102,321
                                                                                                                       ----------
Dividends                                                                                                  (57,775)      (57,775)
                            ------   ------   ------------   ----------   -----------   ---------------   ----------   ----------
                              0   $     0     7,032,000   $      7,032 $     700,316 $      (103,615)  $   607,376  $  1,211,109
                            ======   ======   ============   ==========   ===========   ===============   ==========   ==========







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

        Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

        Certain   reclassifications   have  been  made  to  the  1999  financial
        statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended              Six Months Ended
            Operating Summary                  June 30,                       June 30,
                                      ---------------------------    ---------------------------
               (Millions)                2000           1999            2000           1999
        --------------------------    ------------   ------------    ------------   ------------
        Premiums                   $        318    $       294    $        671    $       612
        Fee income                          213            150             425            304
        Net investment income               228            216             458            432
        Realized investment
          gains (losses)                     10              2              11             (4)
                                      ------------   ------------    ------------   ------------
                Total revenues              769            662           1,565          1,344

        Total benefits

          and expenses                      664            588           1,378          1,199
        Income tax expenses                  37             24              66             50
                                      ------------   ------------    ------------   ------------
                Net income         $         68    $        50    $        121    $        95
                                      ============   ============    ============   ============

        Deposits for investment

          type contracts           $        184    $       169    $        354    $       275
        Deposits to separate

          accounts                 $      1,010    $       695    $      1,671    $     1,365
        Self-funded premium
          equivalents              $      1,309    $       788    $      2,497    $     1,506

              Balance Sheet                                           June 30,       Dec. 31,
               (Millions)                                               2000           1999
        --------------------------                                   ------------   ------------

        Investment assets                                         $      13,222   $     13,058
        Separate account assets                                          13,167         12,476
        Total assets                                                     28,273         27,232
        Total policy benefit
          liabilities                                                    12,518         12,386
        Due to Parent Corporation                                            34             36
        Due to GWL&A Financial                                              175            175
        Total stockholder's                                               1,211          1,167
        equity

        GENERAL

        This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

        The following discussion addresses the financial condition of the Company as of June 30, 2000, compared with December 31, 1999, and its results of operations for the three months and six months ended June 30, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 1999 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $18 million or 36% and $26 million or 27% for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The increase reflects an increase of $10 million and $15 million for the second quarter and first six months of 2000 in the Financial Services segment, which resulted primarily from higher fee income and realized gains on investments and favorable individual life insurance mortality. The Employee Benefits segment's net income increased $8 million and $11 million for the second quarter and first six months of 2000, primarily due to favorable morbidity experience which more than offset unfavorable mortality experience.

        Total revenues increased $107 million or 16% and $221 million or 16% for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The growth in revenues for the second quarter and first six months of 2000 was comprised of increased premium income of $24 million and $59 million, increased fee income of $63 million and $121 million, increased net investment income of $12 million and $26 million, and increased realized gains on investments of $8 million and $15 million.

        The increased premium income in 2000 was comprised of growth in Employee Benefits premium income of $30 million and $67 million for the second quarter and first six months of 2000 offset by a decrease in Financial Services premium income of $6 million and $8 million for the second quarter and first six months of 2000. The growth in Employee Benefits primarily reflects premium income of $43 million and $86 million for the second quarter and first six months of 2000 derived from the acquisition of business from General American.

        The growth in fee income is also primarily in the Employee Benefits segment, where fee income derived from the acquisition of the General
        American business was $30 million and $61 million during the second quarter and first six months of 2000. Additionally, the increase in fee income derived from the acquisition of Alta Health and Life Insurance Company ("Alta") in June 1998 (formerly known as Anthem Health & Life Insurance Company) was $6 million and $15 million during the second quarter and first six months of 2000. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

        The increase in net investment income was the result of higher interest rates and a higher earned rate. The actual earned rate at June 30, 2000 was 7.04% compared to 6.93% at June 30, 1999.

        Realized investment gains increased $8 million during the second quarter of 2000 compared to the same period last year. Realized investment gains increased from a realized investment loss of $4 million in the first six months of 1999 to a realized investment gain of $11 million in 2000. The majority of the increase is from gains of $7 million and $8 million from the sale of common stock during the second quarter and first six months of 2000 compared to none during the same periods last year. The rise in interest rates resulted in losses on sales of fixed maturities totaling $3 million and $9 million for the first six months of 2000 and 1999, respectively. Decreases in the provision for asset losses of $5 million and $4 million were recognized for the first six months of 2000 and 1999, respectively.

        The benefits and expenses increased $76 million or 13% and $179 million or 15% for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $70 million and $159 million during the second quarter and first six months of 2000, of which $75 million and $147 million related to benefits and expenses associated with the General American business. The Financial Services segment reflected an increase in benefits and expenses of $5 million and $20 million for the second quarter and first six months of 2000.

        Income tax expense increased $16 million or 32% for the first six months of 2000 when compared to the first six months of 1999. The increase reflects higher pre-tax earnings for the first six months of 2000.

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

        Deposits for investment-type contracts increased $15 million or 9% and $79 million or 29% for the second quarter and first six months of 2000 when compared to the same periods of 1999. This increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

        Deposits for separate accounts increased $315 million or 45% and $306 million or 22% for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The majority of the increase is from Bank Owned Life Insurance ("BOLI") deposits, which increased from $100 million for the first six months of 1999 to $302 million for the first six months of 2000.

        Self-funded premium equivalents increased $521 million or 66% and $991 million or 66% for the second quarter and first six months of 2000 when compared to the same periods of 1999. The General American acquisition resulted in increases of $454 million and $804 million for the second quarter and first six months of 2000.

        Total assets increased $1 billion or 4% when compared to the year ended December 31, 1999, which is attributable to the separate account business.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                                         Three Months Ended              Six Months Ended
            Operating Summary                 June 30,                       June 30,
                                     ----------------------------   ----------------------------
               (Millions)               2000            1999           2000            1999
        --------------------------   ------------    ------------   ------------    ------------
        Premiums                   $        277   $         247   $        579   $         512
        Fee income                          182             127            365             261
        Net investment income                22              20             46              39
        Realized investment
          gains (losses)                     (1)              1             (3)             (2)
                                     ------------    ------------   ------------    ------------
                Total revenues              480             395            987             810

        Total benefits

          and expenses                      423             353            888             729
        Income tax expenses                  20              13             34              27
                                     ------------    ------------   ------------    ------------
                Net income         $         37   $          29   $         65   $          54
                                     ============    ============   ============    ============

        Deposits for investment

          type contracts           $          5   $          18   $         20   $          18
        Deposits to separate

          accounts                 $        503   $         431   $        967   $         925
        Self-funded premium
          equivalents              $      1,309   $         788   $      2,497   $       1,506

        Net income for Employee Benefits increased $8 million or 28% and $11 million or 20% for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The increase is due to expense gains associated with higher recoveries and favorable morbidity which more than offset poor mortality experience.

        401(k) premiums and deposits increased 13% (from $472 million to $534 million) and 5% (from $988 million to $1,038 million) for the second quarter and first six months of 2000. Assets under administration (including third-party administration) in 401(k) increased 1% over the first six months of 2000. The number of contributing participants increased from 501,000 at December 31, 1999 to 529,000 at June 30, 2000.

        Premiums, fee income and equivalent premiums for group life and health increased 53% (from $1,140 million to $1,742 million) and 52% (from $2,234 million to $3,390 million) from the second quarter and first six months of 1999, primarily due to the acquisition of the General American business.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

                                         Three Months Ended              Six Months Ended
            Operating Summary                 June 30,                       June 30,
                                     ----------------------------   ----------------------------
               (Millions)               2000            1999           2000            1999
        --------------------------   ------------    ------------   ------------    ------------
        Premiums                   $         41   $          47   $         92   $         100
        Fee income                           31              23             59              43
        Net investment income               206             196            413             393
        Realized investment
          gains (losses)                     10               1             14              (2)
                                     ------------    ------------   ------------    ------------
                Total revenues              288             267            578             534

        Total benefits

          and expenses                      240             235            490             470
        Income tax expenses                  17              11             32              23
                                     ------------    ------------   ------------    ------------
                Net income         $         31   $          21   $         56   $          41
                                     ============    ============   ============    ============

        Deposits for investment

          type contracts           $        178   $         151   $        334   $         257
        Deposits to separate

          accounts                 $        507   $         264   $        704   $         440

        Net income for Financial Services increased $10 million or 48% and $15 million or 37% for the second quarter and first six months of 2000 when compared to the same periods of 1999, due primarily to higher fee income, favorable individual life mortality experience and realized gains on investments.

        Savings

        Savings premiums and deposits increased 12% (from $257 million to $287 million) and 26% (from $503 million to $631 million) for the second quarter and first six months of 2000, which reflects growth in deposits to separate accounts ($62 million) and in deposits to traditional fixed annuity products ($57 million) for the first six months of 2000.

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, remained relatively unchanged from December 31, 1999.

        New contributions to variable business represented 54% of the total deposits received in the first six months of 2000 compared to 59% for the first six months of 1999.

        Customer participation in guaranteed separate accounts increased as assets under management for guaranteed separate account funds were $698 million at June 30, 2000 compared to $654 million at December 31, 1999.

        Life Insurance

        Individual life insurance revenue premiums and deposits of $471 million and $559 million for the second quarter and first six months of 2000 represent an increase of $244 million or 108% and $223 million or 66% from the same periods last year. The increases are primarily due to an increase in BOLI separate account deposits of $202 million for the second quarter and first six months of 2000.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                           June 30,            December 31,
                                                             2000                  1999
                                                       ------------------    ------------------

        AAA                                                   50.6%                48.9%
        AA                                                     9.8%                 8.9%
        A                                                     17.5%                19.6%
        BBB                                                   21.4%                22.3%
        BB and Below (non-investment grade)                    0.7%                 0.3%
                                                       ------------------    ------------------
                          TOTAL                              100.0%               100.0%

        During the first six months of 2000, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $19 million.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $555 million and $508 million as of June 30, 2000 and December 31, 1999, respectively.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99 million of commercial paper outstanding at June 30, 2000. There was no commercial paper outstanding at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: August 10, 2000    BY: /s/   Glen R. Derback
                         ------------------------------------------------------
                         Glen R. Derback, Vice President and Controller
                         (Duly authorized officer and chief accounting
                         officer)