Form 10-Q
period 2000-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-11-14
CIK 744455

DRAFT 9:22 AM 11/10/00

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                        [303] 737-4128
                     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No

As of September 30, 2000, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

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


















PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                         --------------------------  --------------------------
                                            2000          1999          2000          1999
                                         ------------  ------------  ------------  ------------
REVENUES:

  Premiums                             $    339,059  $    298,227  $  1,010,202  $    909,703
  Fee income                                223,160       162,396       648,023       466,702
  Net investment income                     238,058       219,159       696,439       651,217
  Net realized gains (losses)
    on investments                            3,618         3,796        14,109          (130)
                                         ------------  ------------  ------------  ------------

                                            803,895       683,578     2,368,773     2,027,492
                                         ------------  ------------  ------------  ------------
BENEFITS AND EXPENSES:
  Life and other policy benefits            272,453       272,030       841,549       784,459
  Increase in reserves                       37,173        15,811        66,684        38,160
  Interest paid or credited to
    contractholders                         124,669       107,364       359,598       333,005
  Provision for policyholders' share
of

    earnings (losses) on participating
    business                                  1,226          (237)        5,680         2,408
  Dividends to policyholders                 16,029        16,271        54,001        49,951
                                         ------------  ------------  ------------  ------------

                                            451,550       411,239     1,327,512     1,207,983
                                         ------------  ------------  ------------  ------------
                                                                     ------------  ------------

  Commissions                                48,310        41,072       147,390       131,405
  Operating expenses                        185,234       148,367       563,467       442,542
  Premium taxes                               9,021         7,829        33,453        25,701
                                         ------------  ------------  ------------  ------------

                                            694,115       608,507     2,071,822     1,807,631
                                         ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                  109,780        75,071       296,951       219,861

PROVISION FOR INCOME TAXES:
   Current                                   37,977        13,748        75,111        53,411
   Deferred                                     503         9,046        29,465        19,064
                                         ------------  ------------  ------------  ------------

                                             38,480        22,794       104,576        72,475
                                         ------------  ------------  ------------  ------------

NET INCOME                             $     71,300  $     52,277  $    192,375  $    147,386
                                         ============  ============  ============  ============





See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
ASSETS                                                              2000             1999
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost
       (fair value $2,035,974 and $2,238,581)                $      2,044,851 $     2,260,581
    Available-for-sale, at fair value
       (amortized cost $7,416,731 and $6,953,383)                   7,247,005       6,727,922
  Mortgage loans on real estate, net                                  879,616         974,645
  Common stock                                                        111,477          69,240
  Real estate, net                                                    113,537         103,731
  Policy loans                                                      2,742,265       2,681,132
  Short-term investments, available-for-sale
       (cost approximates fair value)                                 224,658         240,804
                                                                --------------   --------------

      Total Investments                                            13,363,409      13,058,055

Cash                                                                  222,840         267,514
Reinsurance receivable                                                174,244         173,322
Deferred policy acquisition costs                                     274,122         282,295
Investment income due and accrued                                     138,529         137,810
Uninsured claims receivable                                           216,118         181,333
Other assets                                                          425,743         308,419
Premiums in course of collection                                      142,203          93,199
Deferred income taxes                                                 209,724         253,323
Separate account assets                                            13,366,637      12,476,256
                                                                --------------   --------------
















TOTAL ASSETS                                                 $     28,533,569 $     27,231,526
                                                                ==============   ==============




See notes to consolidated financial statements.                                  (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                2000             1999
------------------------------------
                                                                --------------   --------------
                                                                 (Unaudited)
POLICY BENEFIT LIABILITIES:

    Policy reserves                                          $     11,837,633 $    11,737,683
    Policy and contract claims                                        488,959         391,968
    Policyholders' funds                                              207,542         185,623
    Provision for policyholders' dividends                             72,067          70,726

GENERAL LIABILITIES:

    Due to Parent Corporation                                          39,739          35,979
    Due to GWL&A Financial Inc.                                       199,682         175,035
    Repurchase agreements                                                              80,579
    Commercial paper                                                   98,923
    Other liabilities                                                 779,800         780,476
    Undistributed earnings on
      participating business                                          144,824         130,638
    Separate account liabilities                                   13,366,637      12,476,256
                                                                --------------   --------------

      Total Liabilities                                            27,235,806      26,064,963
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized;
       0 shares issued and outstanding
    Common stock, $1 par value; 50,000,000 shares
authorized;
       7,032,000 shares issued and outstanding                          7,032           7,032
    Additional paid-in capital                                        701,051         700,316
    Accumulated other comprehensive loss                              (58,629)        (84,861)
    Retained earnings                                                 648,309         544,076
                                                                --------------   --------------

      Total Stockholder's Equity                                    1,297,763       1,166,563
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $     28,533,569 $    27,231,526
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
                                                                       Nine Months Ended
                                                                         September 30,

                                                                 -------------------------------
                                                                     2000             1999
                                                                 --------------  ---------------

OPERATING ACTIVITIES:
    Net income                                                 $      192,375  $      147,386
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Gain allocated to participating policyholders                    5,680           2,408
       Amortization of investments                                    (41,073)        (13,798)
       Realized (gains) losses on disposal of investments
           and write-downs of mortgage loans and real estate          (20,109)            130
       Amortization                                                    37,044          33,653
       Deferred income taxes                                           29,465          19,064
    Changes in assets and liabilities:
        Policy benefit liabilities                                    454,282         537,562
        Reinsurance receivable                                           (922)         (2,617)
        Accrued interest and other receivables                        (84,508)        (26,937)
        Other, net                                                   (141,417)       (245,858)
                                                                 --------------  ---------------
                 Net cash provided by operating activities            430,817         450,993
                                                                 --------------  ---------------

INVESTING ACTIVITIES:
    Proceeds from sales, maturities, and
        redemptions of investments:
        Fixed maturities
             Held-to-maturity

                Sales                                                   8,571
                Maturities and redemptions                            323,728         413,320
             Available-for-sale

                Sales                                                 784,829       2,640,214
                Maturities and redemptions                            638,396         610,044
        Mortgage loans                                                 98,991         142,473
        Real estate                                                     6,996           5,114
        Common stock                                                   20,988          12,598
    Purchases of investments:
        Fixed maturities
             Held-to-maturity                                        (100,524)       (515,776)
             Available-for-sale                                    (1,848,610)     (3,233,049)
        Mortgage loans                                                 (1,968)         (2,311)
        Real estate                                                   (23,117)        (28,256)
        Common stock                                                  (33,912)        (15,400)
                                                                 --------------  ---------------
                 Net cash (used in) provided by investing            (125,632)         28,971
activities

                                                                 --------------  ---------------








See notes to consolidated financial statements.                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,

                                                                 ------------------------------
                                                                     2000            1999
                                                                 --------------  --------------

FINANCING ACTIVITIES:
   Contract withdrawals, net of deposits                       $     (308,468) $     (493,405)
   Net Parent Corporation and GWL&A Financial Inc. borrowings          28,407         163,838
   Dividends paid                                                     (88,142)        (65,329)
   Net commercial paper borrowings                                     98,923          14,971
   Net repurchase agreements repayments                               (80,579)       (163,509)
                                                                 --------------  --------------
              Net cash used in financing activities                  (349,859)       (543,434)
                                                                 --------------  --------------

NET DECREASE IN CASH                                                  (44,674)        (63,470)

CASH, BEGINNING OF YEAR                                               267,514         176,119
                                                                 --------------  --------------

CASH, END OF PERIOD                                            $      222,840  $      112,649
                                                                 ==============  ==============



































See notes to consolidated financial statements.                     (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
PERIOD ENDED  SEPTEMBER 30, 2000  (Unaudited)  AND YEAR ENDED DECEMBER 31, 1999
(Dollars in Thousands)

-------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                  Additional         Other

                                Preferred Stock              Common Stock           Paid-in      Comprehensive     Retained
                            ------------------------   -------------------------
                         Shares       Amount        Shares        Amount       Capital          Loss          Earnings      Total
                     -----------  -----------   -----------   -----------  ------------  ----------------  -----------  -----------
BALANCE, January 1, 1999     0  $        0      7,032,000  $      7,032  $    699,556  $       61,560    $  430,411   $ 1,198,559

   Net income                                                                                               205,718       205,718
   Other comprehensive loss                                                                  (146,421)                   (146,421)
                                                                                                                        -----------
Total comprehensive income                                                                                                 59,297
                                                                                                                        -----------
Dividends                                                                                                   (92,053)      (92,053)
Income tax benefit on stock
  compensation                                                                    760                                         760
                            ----  -----------   -----------   -----------  ------------  ----------------  -----------  -----------
BALANCE, DECEMBER 31, 1999   0  $        0      7,032,000  $      7,032  $    700,316  $      (84,861)   $  544,076   $ 1,166,563
                            ----  -----------   -----------   -----------  ------------  ----------------  -----------  -----------

   Net income                                                                                               192,375       192,375
   Other comprehensive income                                                                   26,232                      26,232
                                                                                                                        -----------
Total comprehensive income                                                                                                218,607
                                                                                                                        -----------
Dividends                                                                                                   (88,142)      (88,142)
Income tax benefit on stock
  compensation                                                                    735                                         735
                            ----  -----------   -----------   -----------  ------------  ----------------  -----------  -----------
BALANCE, SEPTEMBER 30, 2000  0  $        0      7,032,000  $      7,032  $    701,051  $      (58,629)   $  648,309   $ 1,297,763
                            ====  ===========   ===========   ===========  ============  ================  ===========  ===========







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
(Unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1999.

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 30, 2000. Management does not believe SAB No. 101 will have a material impact on its financial statements.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this Statement, and therefore the Company is unable to disclose the impact that the adoption of Statement No. 133 will have on the Company's financial statements.

3.      OTHER

Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. The agreement is expected to convert to an assumption reinsurance agreement by January 1, 2001, pending regulatory approval. The Company assumed approximately $150,000,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------   ----------

        Premiums                          $       339  $       298   $     1,010  $       910
        Fee income                                223          162           648          466
        Net investment income                     238          219           697          651
        Realized investment gains                   4            4            14            0
                                             ----------   -----------   ----------   ----------
             Total revenues                       804          683         2,369        2,027

        Total benefits and expenses               694          608         2,072        1,808
        Income tax expense                         39           23           105           72
                                             ----------   -----------   ----------   ----------
             Net income                   $        71  $        52   $       192  $       147
                                             ==========   ===========   ==========   ==========


        Deposits for investment-type
          contracts                       $       229  $       137   $       583  $       412
        Deposits to separate accounts             780          551         2,452        1,916
        Self-funded premium

          equivalents                           1,346          746         3,843        2,252

                                                              September 30,      December 31,
        Balance Sheet (Millions)                                  2000               1999
                                                             ----------------   ---------------

        Investment assets                                 $       13,363     $      13,058
        Separate account assets                                   13,367            12,476
        Total assets                                              28,534            27,232
        Total policy benefit liabilities                          12,606            12,386
        Due to Parent Corporation                                     39                36
        Due to GWL&A Financial                                       200               175
        Total shareholder's equity                        $        1,298     $       1,167

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

The following discussion addresses the financial position of the Company as of September 30, 2000, compared with December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year ended December 31, 1999, to which the reader is directed for additional information.

CONSOLIDATED RESULTS

The Company's consolidated net income increased $19 million or 36% and $45 million or 31% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The increase reflects an increase of $7 million and $24 million for the third quarter and first nine months of 2000 in the Financial Services segment, which resulted primarily from higher fee income and favorable individual life insurance mortality. The Employee Benefits segment's net income increased $12 million and $22 million for the third quarter and first nine months of 2000, primarily due to improved morbidity results.

Total revenues increased $120 million or 18% and $341 million or 17% for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The increase in revenues for the third quarter and first nine months of 2000 was comprised of increased premium income of $41 million and $100 million, increased fee income of $61 million and $181 million, increased net investment income of $13 million and $39 million and increased realized gains on investments of $6 million and $20 million.

The increased premium income was primarily comprised of growth in the Employee Benefits premium income of $33 million and $101 million for the third quarter and first nine months of 2000. The growth in Employee Benefits primarily reflects premium income of $42 million and $128 million for the third quarter and first nine months of 2000 derived from the acquisition of the group life and health business from General American.

The growth in fee income is also primarily in the Employee Benefits segment, where the increase in fee income was primarily from the acquisition of the General American business totaling $34 million and $95 million during the third quarter and first nine months of 2000. Additionally, the increase in fee income derived from the acquisition of Alta Health and Life Insurance Company ("Alta") in June 1998 (formerly known as Anthem Health & Life Insurance Company) was $4 million and $20 million during the third quarter and first nine months of 2000. The remaining increase was the result of new sales and increased fees on variable funds related to growth in equity markets.

The increase in net investment income was the result of higher interest rates and a slight growth in general account assets. The actual earned rate at September 30, 2000 was 7.28% compared to 6.93% at September 30, 1999.

Realized gains on investments decreased $0.2 million during the third quarter of 2000 when compared to the same period of 1999. Realized investment gains increased from a realized investment loss of $0.1 million in the first nine months of 1999 to a realized investment gain of $14 million in 2000. The majority of the increases are due to gains of $9 million and $17 million from the sale of common stock during the third quarter and first nine months of 2000 compared to the same periods of 1999. The rise in interest rates resulted in losses on sales of fixed maturities totaling $4 million and $8 million for the first nine months of 2000 and 1999, respectively. Decreases in the provision for asset losses of $1 million and $6 million were recognized for the first nine months of 2000 and 1999, respectively.

Benefits and expenses increased $85 million or 14% and $264 million or 15% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The growth in benefits and expenses was primarily in the Employee Benefits segment, which increased $69 million and $228 million during the third quarter and first nine months of 2000, of which $77 million and $224 million related to benefits and expenses associated with the General American business acquisition. The Financial Services segment reflected an increase in benefits and expenses of $17 million and $35 million for the third quarter and first nine months of 2000. The increase was due to growth in FasCorp's administrative services business.

Income tax expense increased $32 million or 44% for the first nine months of 2000 when compared to the first nine months of 1999. The increase reflects higher pre-tax earnings for the first nine months of 2000, as the tax rate of 35.2% is slightly higher than the 35% statutory rate.

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

Deposits for investment-type contracts increased $92 million or 67% and $171 million or 42% for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

Deposits to separate accounts increased $229 million or 42% and $536 million or 30% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The majority of the increase is from Bank Owned Life Insurance ("BOLI") deposits, which increased from $100 million for the first nine months of 1999 to $345 million for the first nine months of 2000.

Self-funded premium equivalents increased $600 million or 80% and $1.6 billion or 71% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The General American acquisition resulted in increases of $463 million and $1.3 billion for the third quarter and first nine months of 2000.

Total assets increased $1.3 billion or 5% when compared to the year ended December 31, 1999, which is attributable to the separate account business.

SEGMENT RESULTS

Employee Benefits

The following is a summary of certain financial data of the Employee Benefits segment:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------   ----------

        Premiums                          $       299  $       266   $       879  $       778
        Fee income                                192          141           557          402
        Net investment income                      28           21            73           60
        Realized investment gains
          (losses)                                 (1)                        (5)          (2)
                                             ----------   -----------   ----------   ----------
             Total revenues                       518          428         1,504        1,238

        Total benefits and expenses               458          389         1,346        1,118
        Income tax expense                         21           12            55           39
                                             ----------   -----------   ----------   ----------
             Net income                   $        39  $        27   $       103  $        81
                                             ==========   ===========   ==========   ==========

        Deposits for investment-type
          Contracts                       $            $             $        20  $        18
        Deposits to separate accounts             524          395         1,491        1,320
        Self-funded premium

          Equivalents                           1,346          746         3,843        2,252

Net income for Employee Benefits increased $12 million or 44% and $22 million or 27% for the third quarter and first nine months of 2000 when compared to the third quarter and first nine months of 1999. The increase is due primarily to favorable morbidity experience in large case business, the acquisition of General American's group life and health business, and expense gains, which more than offset poor mortality experience.

401(k) premiums and deposits increased 31%, from $418 million to $550 million, and 13%, from $1,407 million to $1,589 million, for the third quarter and first nine months of 2000. Assets under administration (including third-party administration) in 401(k) increased 1% over the first nine months of 2000. The number of contributing participants increased from 501,000 at December 31, 1999 to 549,000 at September 30, 2000.

Premiums, fee income and equivalent premiums for group life and health increased 60%, from $1,130 million to $1,812 million, and 55%, from $3,364 million to $5,202 million, from the third quarter and first nine months of 1999, primarily due to the acquisition of the General American business.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ------------------------   -----------------------
        Operating Summary (Millions)           2000          1999         2000         1999
                                             ----------   -----------   ----------  -----------

        Premiums                          $        40  $        32   $       131  $      132
        Fee income                                 31           21            91          64
        Net investment income                     210          198           623         591
        Realized investment gains                   5            4            19           2
                                             ----------   -----------   ----------  -----------
             Total revenues                       285          255           864         789

        Total benefits and expenses               236          219           725         690
        Income tax expense                         17           11            49          33
                                             ----------   -----------   ----------  -----------
             Net income                   $        32  $        25   $        90  $       66
                                             ==========   ===========   ==========  ===========

        Deposits for investment-type
          contracts                       $       229  $       137   $       563  $      394
        Deposits to separate accounts             257          156           961         596

Net income for Financial Services increased $7 million or 28% and $24 million or 36% for the third quarter and first nine months of 2000 when compared to the same periods of 1999, due primarily to higher fee income, favorable individual life mortality experience, and realized gains on investments.

Savings

Savings premiums and deposits increased 64%, from $236 million to $386 million, and 38%, from $739 million to $1,017 million, for the third quarter and first nine months of 2000. The increase primarily reflects growth in deposits to separate accounts of $120 million and in deposits to traditional fixed annuity products of $131 million for the first nine months of 2000.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business, including separate accounts but excluding Guaranteed Investment Contracts, increased 2% from December 31, 1999.

New contributions to variable business represented 51% of the total deposits received in the first nine months of 2000 compared to 59% for the first nine months of 1999.

Customer participation in guaranteed separate accounts increased as assets under management for guaranteed separate account funds were $732 million at September 30, 2000, compared to $654 million at December 31, 1999.

Life Insurance

Individual life insurance revenue premiums and deposits of $170 million and $729 million for the third quarter and first nine months of 2000 represented an increase of $60 million or 54% and $283 million or 63% from the same periods in 1999. The increases are primarily due to an increase in BOLI separate account deposits of $43 million and $245 million for the third quarter and first nine months of 2000.

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

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                         September 30,         December 31,
                                                             2000                  1999
                                                       ------------------    ------------------

        AAA                                                   51.5%                 48.2%
        AA                                                    10.1%                  8.8%
        A                                                     17.1%                 20.2%
        BBB                                                   20.4%                 22.4%
        BB and Below (non-investment grade)                    0.9%                   .4%
                                                       ------------------    ------------------
        TOTAL                                                100.0%               100.0%

During the first nine months of 2000, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $26 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but are generally shorter term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $447 million and $508 million as of September 30, 2000, and December 31, 1999, respectively.

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

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99 million of commercial paper outstanding at September 30, 2000. There was no commercial paper outstanding at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: November 10, 2000 BY:/s/           Glen R. Derback
                               ------------------------------------------------
                               Glen R. Derback, Vice President and Controller
                            (Duly authorized officer & chief accounting officer)