Form 10-K
period 2000-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-03-30
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MarkOne) [X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________

                        Commission file number 333-1173

                         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                    (Exact name of registrant as specified in its charter)

Colorado                                                         84-0467907
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

8515 East Orchard Road, Greenwood Village, Colorado              80111
(Address of principal executive offices)                        (Zip Code)

(303)  737-4128
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2001, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product TABLE OF CONTENTS

PART I

Item 1.   Business..............................................................
               A.  Organization and Corporate Structure.........................
               B.  Business of the Company .....................................
               C.  Employee Benefits ...........................................
               D.  Financial Services ..........................................
               E.  Investment Operations........................................
               F.  Regulation...................................................
               G.  Ratings......................................................
               H.  Miscellaneous................................................
Item 2.   Properties............................................................
Item 3.   Legal Proceedings.....................................................
Item 4.   Submission of Matters to a Vote of Security Holders...................

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...................................................
               A.  Equity Security Holders and Market Information...............
               B.  Dividends....................................................
Item 6.   Selected Financial Data...............................................
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................
               A.  Company Results of Operations................................
               B.  Employee Benefits Results of Operations......................
               C.  Financial Services Results of Operations.....................
               D.  Investment Operations .......................................
               E.  Liquidity and Capital Resources..............................
               F.  Accounting Pronouncements....................................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............
Item 8.   Financial Statements and Supplementary Data...........................
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................................
PART III

Item 10.  Directors and Executive Officers of the Registrant....................
               A.  Identification of Directors..................................
               B.  Identification of Executive Officers.........................
Item 11.  Executive Compensation................................................
               A.  Summary Compensation Table...................................
               B.  Options......................................................
               C.  Pension Plan Table...........................................
               D.  Compensation of Directors....................................
               E.  Compensation Committee Interlocks and Insider Participation..
Item 12.  Security Ownership of Certain Beneficial Owners and Management........
               A.  Security Ownership of Certain Beneficial Owners..............
               B.  Security Ownership of Management.............................
Item 13.  Certain Relationships and Related Transactions........................

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......
               A.  Index to Financial Statements................................
               B.  Index to Exhibits............................................
               C.  Reports on Form 8-K..........................................
Signatures     .................................................................


PART I

ITEM 1.    BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized in 1907. The Company is domiciled in Colorado.

On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Under the new structure, the Company continues to be a wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a Delaware holding company. The Great-West Life Assurance Company ("Great-West Life") will continue to be owned by Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company, but will no longer hold an indirect equity interest in the Company. The Company will continue to be indirectly owned by Great-West Lifeco. Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies which he controls, has voting control of Power Corporation.

Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. The Company is also a licensed reinsurer in the State of New York. As of December 31, 1999, the Company ranked among the top 25 of all U.S. life insurance companies in terms of admitted assets.

The Company operates in the following two business segments:

     Employee Benefits      -life, health and 401(k) products for group clients

     Financial Services -savings products for both public and non-profit employers and individuals (including 401, 403(b), 408 and 457 plans), and life insurance products for individuals and businesses

The table that follows summarizes premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6 (Selected Financial Data), and Item 8 (Financial Statements and Supplementary
Data).

For  commentary  on  the  information  in  the  following   table,  see  Item  7
(Management's Discussion and Analysis of Financial Condition and Results of Operations).

        [Millions] (1)
                                             2000           1999      1998
                                         -------------  ----------   ----------
        Premium Income
        Employee Benefits

             Group Life & Health       $    1,143     $      991   $   747
                                         -------------  ----------   ----------
             Total Employee                 1,143            991       747
        Benefits
                                         -------------  ----------   ----------
        Financial Services

             Savings                            7             14        17
             Individual Insurance             183            158       231 (2)
                                         -------------  ----------   ----------
             Total Financial                  190            172       248
        Services
                                         -------------  ----------   ----------
             Premium income            $    1,333     $    1,163   $   995
                                         =============  ==========   ==========
        Fee Income
        Employee Benefits

             Group Life & Health       $      649     $      454   $   367
             401(k)                           104             95        78
                                         -------------  ----------   ----------
                                         -------------  ----------   ----------
             Total Employee                   753            549       445
        Benefits
                                         -------------  ----------   ----------
                                         -------------  ----------   ----------
        Financial Services

             Savings                          111             81        71
             Individual Insurance               8              5
                                         -------------  ----------   ----------
                                         -------------  ----------   ----------
             Total Financial                  119             86        71
        Services
                                         -------------  ----------   ----------
                                         -------------  ----------   ----------
             Fee income                $      872     $      635   $   516
                                         =============  ==========   ==========
                                         =============  ==========   ==========
        Deposits for investment-type
            Contracts (3)
              Employee Benefits        $       27     $       26   $    37
              Financial Services              808            608     1,307 (2)
                                         -------------  ----------   ----------
                        Total
        investment-type

                     deposits          $      835     $      634   $ 1,344
                                         =============  ==========   ==========
        Deposits to Separate Accounts

              Employee Benefits        $    1,951     $    1,745   $ 1,568
              Financial Services            1,154            838       640
                                         -------------  ----------   ----------
              Total separate accounts

                 deposits              $    3,105     $    2,583   $ 2,208
                                         =============  ==========   ==========

        Self-funded equivalents -
          Employee Benefits (          $    5,181     $    2,979   $ 2,606
                                         =============  ==========   ==========

(1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

(2) These amounts include $46 million in premium income for non-participating life insurance policies and $520 million in deposits for investment-type contracts which Great-West Life co-insured with the Company in 1998 under two indemnity reinsurance agreements.

(3) Investment-type contracts are contracts which include significant cash build-up features, as discussed in FASB Statement No. 97.

(4) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.      EMPLOYEE BENEFITS

1.      Principal Products

The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 14,100 employers across the United States.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed-care programs, 401(k) savings plans and flexible spending accounts. Through integrated pricing, administration, funding and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

The Company offers disability insurance which is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

The Company offers a choice of managed care products including Health Maintenance Organization ("HMO") plans, which provide a high degree of managed care, and Point of Service ("POS") plans which offer more flexibility in provider choice than HMO plans, and Preferred Provider Organization ("PPO") plans.

Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's health care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low copayments, which minimize out-of-pocket costs. There are no claims for a member to file when services are received through a primary care physician.

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

The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services and quality assurance for the other managed care products of the Company, Alta Health & Life Insurance Company ("Alta") and New England Life Insurance Company ("New England"). In addition to creating economies of scale, this "pooling" of PPO, POS and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements, which leads to more competitive pricing.

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

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the years indicated:

      [Millions]                       Years Ended December 31,
                     -----------------------------------------------------------
                       2000         1999         1998        1997         1996
                     ----------   ----------   ----------  ----------   --------
      In force

     end of year $    96,311(1$    83,901(1$    84,121(1$  53,211   $   49,500

        (1) Includes $18,397, $25,812 and $25,597 of in force group life insurance obtained from the acquisition of Alta for the years ended December 31, 2000, 1999 and 1998, respectively. Also includes $18,408 (in 2000 only) of in force group life insurance obtained from the acquisition of General American.

The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

The 401(k) product investment options for the employer include guaranteed interest rates for various lengths of time, variable investment options or a self directed brokerage option. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

Of the total 401(k) assets under administration in 2000 and 1999, 97% were allocated to variable investment options.

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

The Company offers a rollover Individual Retirement Account, which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

In the following table, the amount of 401(k) business in force is measured by the total of individual account balances:

[Millions]

     Year Ended

    December 31,              Fixed Annuities          Variable Annuities
-------------------------    -------------------    -------------------------

        1996               $         347          $        3,229
        1997                         328                   4,568
        1998                         299                   5,770
        1999                         268                   7,339
        2000                         248                   6,614

2.      Method of Distribution

The Company distributes its products and services through field sales staff of the Company located in 86 sales offices throughout the United States. Each sales office works with insurance brokers, agents and consultants in their local market.

3.      Competition

The employee benefits industry is highly competitive. The United States health care industry continues to experience mergers and consolidations. A number of larger carriers have dropped out of the group health market entirely. Although there are still many different carriers in the marketplace, it has become dominated by an increasingly smaller number of carriers, including the Company.

The highly competitive marketplace creates pricing pressures, which encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they also want to offer product choices because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company, which offers multiple product lines and centralized administration.

In addition to price, there are a number of other factors, which influence employer decision-making. These factors include: quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

4.      Reserves

For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts (included within the group life family of products offered by the Company), the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For group universal life (included within the group life family of products offered by the Company), the policy reserves equal the accumulated fund balance (which reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status, or which are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported.

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

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, pay expected death or retirement benefits or surrender requests, and to generate profits.

5.      Reinsurance

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

The Company's core retirement savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code Section 457 plans), as well as employees of hospitals, non-profit organizations and public school districts (Internal Revenue Code Section 401, 403(b) and 408 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation ("FASCorp"). The Company provides marketing and communication services through another subsidiary company, BenefitsCorp, Inc. and BenefitsCorp Equities, Inc., a broker-dealer subsidiary of BenefitsCorp, Inc. (collectively, "BenefitsCorp").

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

Demand for investment diversification by customers and their participants continued to grow during 2000. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company, which is an insurance products mutual fund company and through arrangements with external fund managers. This array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock and international equity fund offerings.

On a very limited basis the Company offers single premium annuities and guaranteed certificates, which provide guarantees of principal and interest with a fixed maturity date.

Customer retention is a key factor for the profitability of individual annuity products. To encourage customer retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors.

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

The Company's annuity products are supported by the general account assets of the Company for guaranteed investment options, and the separate account assets for the variable investment options.

The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:

        [Millions]
                                Guaranteed

            Year Ended          Investment          Fixed           Variable
           December 31,          Contracts        Annuities         Annuities
       ---------------------   --------------  ----------------  ---------------
               1996         $         525    $      5,531      $     2,202
               1997                   409           5,227            3,172
               1998                   275           4,849            4,318
               1999                   105           4,592            4,935
               2000                   103           4,394            5,081

In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third-party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with unaffiliated organizations totaled $24.3 billion at December 31, 2000 and $23.3 billion at December 31, 1999.

Life insurance products in force include participating and non-participating term life, whole life and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continue to produce renewal premium ($273.7 million, $271.0 million, and $283.8 million in 2000, 1999, and 1998, respectively). Participating dividends for 2000 and 1999 were $74.4 million and $70.1 million, respectively. The provision for participating policyholder earnings is reflected in liabilities under undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

At December 31, 2000 and 1999, the Company had $3.7 billion and $3.5 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees - so-called Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 which phased out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased. The Company continues to work closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

The Company has shifted its emphasis to the Business-Owned Life Insurance ("BOLI") market. BOLI was not affected by the 1996 legislation. These products are interest-sensitive whole life and universal life policies, and they fund post-retirement benefits for bank employees. At December 31, 2000, the Company had $1.5 billion fixed and $0.6 billion separate account of BOLI policy reserves compared to $1.2 billion fixed and $0.2 billion separate account at 1999.

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

Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2000, approximately 8% (5% in 1999 and 1998) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5.0% to 8.4%. The remaining 92% of outstanding policy loans had variable interest rates averaging 7.7% at December 31, 2000. Investment income from policy loans was $191.5 million, $167.8 million, and $180.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

The following table summarizes changes in individual life insurance in force prior to reinsurance ceded for the years indicated:

                                    Years Ended December 31,
                  -------------------------------------------------------------
[Millions]           2000         1999        1998         1997        1996
                  -----------   ----------  ----------   ---------   ----------

In force,
End of year        46,536        43,831      42,966       28,266      26,892

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

3.      Competition

The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1(G) (Ratings).

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

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, pay expected death or retirement benefits or surrender requests, and to generate profits.

5.      Reinsurance

The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

E.      INVESTMENT OPERATIONS

The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 2000, were $26.1 billion, comprised of general account assets of $13.7 billion and separate account assets of $12.4 billion. Total investments at December 31, 1999, were $25.8 billion, comprised of general account assets of $13.0 billion and separate account assets of $12.8 billion.

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

The Company's fixed maturity investments constituted 69% of investment assets as of December 31, 2000, and 1999. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of December 31, 2000, and 1999, 99% and 97%, respectively, of the bond portfolio carried an investment grade rating.

The Company's mortgage portfolio constituted 6% and 7% of investment assets as of December 31, 2000 and 1999, respectively. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loans are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments.

At December 31, 2000, 20% of investment assets were invested in policy loans, 3% were invested in short-term investments, 1% were invested in stocks, and 0.8% were invested in real estate, compared to 21%, 2%, 1%, and 0.8%, respectively, in 1999.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account, as of the end of the years indicated:

[Carrying Value in Millions]  2000       1999       1998        1997       1996
                            ---------  ---------  ----------  ---------  -------

 Debt Securities:
   U.S. Government
   Securities and
   Obligations of U.S.
   Government

   Agencies              $ 2,315 $    1,859 $    1,951  $    2,091 $    1,947
   Corporate bonds         7,055      7,078      7,117       6,544      6,133
   Foreign
   Governments                50         51         69         146        119
                          -------  ---------  ----------  ---------  ---------

     Total                 9,420      8,988      9,137       8,781      8,199

   Common Stock               95         69         49          39         20
   Mortgage loans            843        975      1,133       1,236      1,488
   Real estate               107        104         73          94         68
   Policy loans            2,810      2,681      2,859       2,657      2,523
   Short-term
   Investments               414        241        420         399        419
                          -------  ---------  ----------  ---------  ---------

     Total investments   $13,689 $   13,058 $   13,671  $   13,206 $   12,717
                          =======  =========  ==========  =========  =========

   Cash                  $   154 $      268 $      176  $      126 $      125
   Accrued investment
    Income                   139        138        158         166        198


The following table summarizes the Company's general account investment results:

                                                   Net            Earned Net
        [Millions]                             Investment        Investment
                                                 Income          Income Rate
                                            -----------------  ----------------
        For the year:
                             2000         $        931               7.34%
                             1999                  876               6.96%
                             1998                  897               7.03%
                             1997                  882               7.21%
                             1996                  835               7.05%

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

The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. The latest financial examination by the Colorado Insurance Division was completed in 1997, and covered the five-year period ended December 31, 1995. This examination produced no significant adverse findings regarding the Company. The next examination by the Colorado Insurance Division is scheduled for 2001, and will cover the five-year period ended December 31, 2000.

The National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2000 statutory financial reports, the Company has risk-based capital well in excess of that required and was within the usual ranges of all ratios.

The NAIC has also adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance will require adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001 (see
Note 12 to the consolidated financial statements).

2.      Insurance Holding Company Regulations

The Company and certain of its subsidiaries are subject to and comply with insurance holding company regulations in the applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

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

4.      Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $7.1 million as of December 31, 1999 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $2.0 million at December 31, 2000.

5.      Potential Legislation

United States legislative developments in various areas, including pension regulation, financial services regulation and health care legislation could significantly and adversely affect the Company in the future. Congress has from time to time considered legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), changes in the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and changes to various features of retirement plans such as deferral limits, distribution options, portability and catch-up.

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

Rating Agency                 Measurement                           Rating
-----------------------------------------------------------------------------

A.M. Best Company             Financial Strength and Operating       A++ *
                              Performance

Fitch, Inc.                   Claims Paying Ability                  AAA *

Standard & Poor's Corporation Financial Strength                    AA+ **

Moody's Investors Service     Financial Strength                    Aa2 ***

*     Highest ratings available.
** Second highest rating out of 21 rating categories. *** Third highest rating out of 21 rating categories.

H.      MISCELLANEOUS

No customer accounted for 10% or more of the Company's consolidated revenues in 2000 and 1999. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

The Company had approximately 8,600 employees at December 31, 2000.

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

No matter was submitted during the fourth quarter of 2000 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.         EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.         DIVIDENDS

In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $134.1 million in 2000 and $92.1 million in 1999. The Company paid no dividends on preferred stock in both 2000 and 1999.

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

[Dollars in Millions]

                                                    Years Ended December 31,
                                    ---------------------------------------------------------
 INCOME STATEMENT DATA                 2000        1999         1998        1997      1996
                                    -----------  ----------   ----------  ---------  --------

  Premiums                      $      1,333   $    1,163  $       995  $      833 $      829
  Fee income                             872          635          516         420        347
  Net investment income                  931          876          897         882        835
  Realized investment
   gains (losses)                         28            1           38          10       (21)
                                    -----------  ----------   ----------  ---------  --------
  Total Revenues                       3,164        2,675        2,446       2,145      1,990

  Policyholder benefits                1,746        1,582        1,462       1,385      1,356
  Operating expenses                   1,025          804          688         552        469
                                    -----------  ----------   ----------  ---------  --------
  Total benefits and

   expenses                            2,771        2,386        2,150       1,937      1,825
                                    -----------  ----------   ----------  ---------  --------
  Income from operations                 393          289          296         208        165
  Income tax expense                     134           83           99          49         30
                                                                          ---------  --------
                                    -----------  ----------   ----------
  Net Income                    $        259   $      206  $       197  $      159 $      135
                                    ===========  ==========   ==========  =========  ========


                                                            Years Ended December 31,
                                        -----------------------------------------------------------------
                                          2000         1999        1998          1997          1996
                                        ----------  -----------  ----------   -----------  --------------

          Deposits for investment-
            type contracts           $       835  $      634   $    1,344  $        658  $         815
          Deposits to separate

            accounts                       3,105       2,583        2,208         2,145          1,438
          Self-funded premium
            equivalents                    5,181       2,979        2,606         2,039          1,940

                                                                 December 31,
                                       ------------------------------------------------------------------
        BALANCE SHEET DATA                2000         1999        1998          1997          1996
                                        ----------  -----------  ----------   -----------  --------------

         Investment assets           $    13,689  $   13,058   $   13,671  $     13,206  $      12,717
         Separate account assets          12,381      12,820       10,100         7,847          5,485
         Total assets                     27,897      27,530       25,123        22,078         19,351
         Total policy benefit
          Liabilities                     12,757      12,341       12,583        11,706         11,600
         Due to GWL                           43          35           52           118            120
         Due to GWL&A Financial              171         175
         Total shareholder's equity        1,427       1,167        1,199         1,186          1,034

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

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2000 follows.

A.      COMPANY RESULTS OF OPERATIONS

1.      Consolidated Results

The Company's consolidated net income increased $53.4 million or 26% in 2000 when compared to 1999, reflecting improved results in both the Employee Benefits and Financial Services segments. The Employee Benefits segment contributed $19.5 million and the Financial Services segment contributed $33.9 million to the growth in net income. Of total consolidated net income in 2000 and 1999, the Employee Benefits segment contributed 53% and 57%, respectively, while the Financial Services segment contributed 47% and 43%, respectively.

The Company's consolidated net income increased $8.8 million or 5% in 1999 when compared to the year ended December 31, 1998. In 1999, the Employee Benefits segment contributed $9.5 million to the improved consolidated results compared to the Financial Services segment, which recorded a $0.7 million decrease.

Pursuant to a required change in accounting policy, the Company capitalized $19.7 and $18.4 million of software development costs (see Note 1 to the consolidated financial statements), which increased the 2000 and 1999 consolidated net income, respectively.

The Company's 1999 consolidated net income included $8.3 million due to changes in income tax provisions for prior years. The current income tax provision was decreased by $17.2 million in 1999 due to the release of a contingent liability relating to taxes of Great-West Life's U.S. branch associated with the blocks of business transferred from Great-West Life's U.S. branch to the Company, as discussed below. Of the amount released in 1999, $8.9 million was attributable to participating policyholders and, therefore, had no effect on the net income of the Company.

In 2000 total revenues increased $488.6 million or 18% to $3.2 billion when compared to 1999. The growth in revenues in 2000 was comprised of increased premium income of $169.4 million, increased fee income of $236.5 million, increased net investment income of $55.5 million and increased realized gains on investments of $27.2 million. In 1999 total revenues increased $228.9 million or 9% to $2.7 billion when compared to 1998. The growth in revenues in 1999 was comprised of increased premium income of $168.3 million, increased fee income of $119.1 million, decreased net investment income of $21.4 million and decreased realized gains on investments of $37.1 million.

The increased premium income in 2000 was comprised of growth in Employee Benefits premium income and Financial Services premium income of $151.7 million and $17.7 million, respectively. The growth in premium income in the Employee Benefits segment reflected $172.1 million of premium income derived from the acquisition of the group life and health business from General American in 2000. The growth in premium income in the Financial Services segment was primarily due to increased sales of the variable annuity products. The increased premium income in 1999 was comprised of growth in Employee Benefits premium income of $243.5 million, offset by a decrease in Financial Services premium income of $75.2 million. The growth in premium income in the Employee Benefits segment reflected an increase of $205.9 million of premium income derived from Alta. The decrease of $75.2 million in Financial Services premium income was due primarily to reinsurance transactions in 1998 of $46.2 million. There were no significant reinsurance transactions in 1999.

The increase in fee income in 2000 was comprised of Employee Benefits fee income and Financial Services fee income of $203.7 million and $32.8 million, respectively. The growth in Employee Benefits fee income reflected $127.7 million of fee income derived from General American during 2000. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets during the first part of 2000. The growth in Financial Services fee income in 2000 was primarily due to new sales and increased fees in variable funds. The increased fee income in 1999 was comprised of growth in Employee Benefits fee income and Financial Services fee income of $103.9 million and $15.2 million, respectively. The growth in Employee Benefits fee income reflected an increase of $42.0 million of fee income derived from Alta during 1999. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets.

Realized investment gains increased from $1.1 million in 1999 to $28.3 million in 2000. Realized investment gains were $38.2 million in 1998. The increase in interest rates in the past two years contributed to $16.7 million and $7.8 million of fixed maturity losses in 2000 and 1999, while the decrease in interest rates in 1998 resulted in gains on sales of fixed maturities totaling $38.4 million in 1998. Decreases in the provision for asset losses of $8.9 and $7.0 million, respectively, were recognized in 2000 and 1999.

Total benefits and expenses increased $384.4 million or 16% in 2000 when compared to 1999. The increase in 2000 was due to General American group life and health business, which resulted in an increase in benefits and expenses of $296.6 million. Excluding General American benefits and expenses would have increased $87.8 million or 4% in 2000. The total benefits and expenses increase of $235.7 million from 1998 to 1999 was a combination of the acquisition of Alta, which resulted in benefits and expenses increasing $245.3 million, offset by a decrease in benefits and expenses due to the effect of a change in accounting policy, which resulted in the capitalization of $18.4 million of software costs in 1999.

Income tax expense increased $50.8 million or 61% in 2000 when compared to 1999. This increase reflects higher pre-tax earnings in 2000 and the impact of the 1999 release of contingent tax liabilities. Income tax expense decreased $15.6 million or 16% in 1999 when compared to 1998. Excluding the contingent tax release, the Company's income tax expense increased 2% in 1999. See Note 10 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

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

Deposits for investment-type contracts increased $201.4 million or 32% in 2000 when compared to 1999. Deposits for investment-type contracts decreased $709.6 million or 53% in 1999 when compared to 1998. The increase in 2000 was primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace. The decrease in 1999 was primarily due to two indemnity reinsurance agreements with Great-West Life whereby the Company reinsured by coinsurance certain Great-West Life individual non-participating life insurance policies during 1999. This transaction increased deposits by $519.6 million in 1998 and accounted for 73% of the decrease in 1999.

Deposits for separate accounts increased $522 million or 20% in 2000 when compared to 1999. This increase in 2000 is primarily due to BOLI and 401(k) deposits, which increased from $200 million and $1.7 billion, respectively, in 1999 to $365 million and $2.0 billion, respectively, in 2000. Deposits for separate accounts increased $374.4 million or 17% in 1999 when compared to 1998. This was due primarily to $200 million of BOLI deposits associated with the variable life product, and a continuing movement toward variable funds and away from guaranteed interest rate options.

Self-funded premium equivalents increased $2.2 billion or 74% in 2000 when compared to 1999. The General American and Allmerica acquisitions resulted in an increase of $1.7 billion for 2000. Self-funded premium equivalents increased $372.7 million or 14% in 1999 when compared to 1998. The increase in 1999 was primarily due to an increase in self-funded premium equivalents from Alta of $155.2 million, with the remainder coming from the growth in business.

2.      Other Matters

Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's ("General American") group life and health insurance business, which primarily consists of administrative services only and stop loss policies. On January 1, 2000, the Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and other assets from General American. The agreement converted to an assumption reinsurance agreement on January 1, 2001. As of December 31, 2000, this acquisition added over 1,008,700 medical members representing approximately $2.3 billion of annual medical and non-mdeical premium and premium equivalents.

On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. As of December 31, 2000, this acquisition added 90,800 medical members and $279 million of annual medical and non-medical premium and premium equivalents. This business primarily consists of administrative services only and stop loss policies. The purchase price was based on a percentage of the premium and administrative fees in force at March 1, 2000 and March 1, 2001.

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

Life and health premium and fee income for Alta totaled $376.7 million and $489.0 million for the years ended December 31, 2000 and 1999, respectively, while self-funded premium equivalents were $480.4 million and $436.5 million for the years ended December 31, 2000 and 1999, respectively. The results of Alta since the date of acquisition are included in the Employee Benefits segment.

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Employee Benefits segment:

(Millions)                                    Years Ended December 31,
                                        --------------------------------------
INCOME STATEMENT DATA                      2000          1999         1998
                                        -----------    ----------   ----------

 Premium income                       $    1,142   $        990  $       747
 Fee income                                  752            549          445
 Net investment income                        95             80           95
 Realized investment gains (losses)           (3)            (1)           8
                                        -----------    ----------   ----------
 Total Revenues                            1,986          1,618        1,295

 Policyholder benefits                       923            789          590
 Operating expenses                          856            661          547
                                        -----------    ----------   ----------
                                        -----------    ----------   ----------
 Total benefits and  expenses              1,779          1,450        1,137
                                        -----------    ----------   ----------
 Income from operations                      206            168          158
 Income tax expense                           70             51           51
                                        -----------    ----------   ----------
 Net Income                           $      136   $        117  $       107
                                        ===========    ==========   ==========

 Deposits for investment-type         $       27   $         26  $        37
contracts

 Deposits to separate accounts             1,951          1,745        1,568
 Self-funded premium equivalents           5,181          2,979        2,606

During 2000, the Employee Benefits segment experienced:

o    growth in 401(k) lives under administration,

o increased sales offset by some deterioration in customer retention in group life and health,

o    favorable morbidity results, and

o license approval for one additional HMO subsidiary, for a total of 15 fully operational HMOs.

Net income for Employee Benefits increased 15% in 2000 and increased 9% in 1999. The improvement in earnings in 2000 reflected favorable morbidity experience in large case business, and the acquisition of General American's group life and health business, which more than offset poor mortality experience. The improvement in earnings in 1999 reflected increased fee income from variable 401(k) assets, improved group morbidity experience and the capitalization of $17.1 million of software costs in 1999, offset by a decrease in realized investment gains.

401(k) premiums and deposits for 2000 and 1999 increased 12% and 11%, respectively, as the result of higher recurring deposits from existing customers and new sales. The number of contributing participants increased from 501,000 at December 31, 1999, to 551,000 at December 31, 2000. Assets under administration (including third-party administration) in 401(k) decreased 9% over 1999 to $7.8 billion and increased 26% from 1998 to 1999. The decrease in 2000 was primarily due to a weaker equity market, while the increase in 1999 was primarily due to a stronger equity market.

Equivalent premium revenue and fee income for group life and health increased 23% from 1999 levels as the result of increased sales and the Alta and General American acquisitions. From 1998 to 1999, equivalent premium revenue and fee income increased 19% as a result of a combination of increased prices and the Alta acquisition.

1.      Group Life and Health

The Employee Benefits segment experienced a net increase of 107 group health care customers (employer groups) during 2000 (versus a net increase of 468 in 1999). Much of the health care growth can be attributed to the Company's ability to offer a choice of managed care products.

To position itself for the future, the Employee Benefits segment is focused on putting in place the products, strategies and processes that will strengthen its competitive position in the evolving managed care environment.

The Company experienced a 48% increase in total health care membership from 2,130,300 at the end of 1999 to 3,158,900 at year-end 2000. The General American and Allmerica acquisitions added 1,099,500 medical members, offset by a decrease of 70,900 in the remaining business. POS and HMO members grew 31% from 549,900 in 1999 to 718,400 in 2000. The Company expects this segment of the business to grow as additional HMO licenses are obtained and additional Alta members are converted.

The Company experienced a 6% decrease in total health care membership from 2,266,700 at the end of 1998 to 2,130,300 at year-end 1999 as the result of certain large case terminations. POS and HMO members grew 5% from 522,300 in 1998 to 549,500 in 1999.

2.      401(k)

The number of new 401(k) case sales (employer groups), including third-party administration business generated through the Company's marketing and administration arrangement with New England, increased 973 or 19% in 2000 as compared to 811 in 1999 (828 in 1998). The 401(k) block of business under administration totaled 7,000 employer groups and 551,000 individual participants, compared to 6,400 employer groups and more than 500,000 individual participants in 1999, and 6,100 employer groups and 475,000 individual participants in 1998.

During 2000, the in-force block of 401(k) business continued to perform well with customer retention of 93.7% versus 92.9% in 1999.

In addition to the Company's internally-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders and T. Rowe Price. This strategy, supported by participant education efforts, is validated by the fact that 99% of assets contributed in 2000 were allocated to variable funds.

To promote long-term asset retention, the Company enhanced a number of products and services including prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

3.      Outlook

The Alta, General American, and Allmerica acquisitions will continue to provide the Company with critical mass to compete in the consolidating health care insurance business. Through a combination of internal growth and new business acquisitions, the Company has over 3.1 million medical members. This growth presented service challenges that are being addressed. The Company is working to ensure that its service levels are maintained at the level its customers expect.

In order to remain competitive with respect to our morbidity results, an increased emphasis on our provider contracting is essential. Furthermore, the Company will enhance its focus on expense economies and synergies, to ensure competitive administrative costs on a per member per month basis. The successful consolidation of the benefit payment offices will remain an important operational issue from both a cost and quality perspective.

The Company will continue to enhance its One Health Plan managed care subsidiaries. In 2001, the total number of licensed One Health Plan HMOs is expected to be 18. These HMO's will continue to provide current customers with a comprehensive national managed care network. In 2000, the Company implemented an Internet based disease management program for members with diabetes, asthma, or coronary heart disease, which will continue in 2001, with expansion to include new conditions.

Delivering cost-effective, value-added services via the Internet will continue to be a main focus for the Company. The Company has implemented online enrollment capabilities for 401(k) participants, as well as an online investment advisor to provide 401(k) participants with personal investment advise via the Internet. This action, combined with a competitive product portfolio, should result in an increase in new case sales and cross sales. Online enrollment for life and health members was introduced in 2000, and is scheduled for implementation in 2001.

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

(Millions)                                      Years Ended December 31,
                                         ---------------------------------------
INCOME STATEMENT DATA                       2000           1999          1998
                                         ------------   -----------   ----------

 Premium income                       $       191    $       173   $       248
 Fee income                                   120             86            71
 Net investment income                        836            796           802
 Realized investment gains                     31              2            30
                                         ------------   -----------   ----------
 Total Revenues                             1,178          1,057         1,151

 Policyholder benefits                        823            793           872
 Operating expenses                           168            143           141
                                         ------------   -----------   ----------
 Total benefits and expenses                  991            936         1,013
                                         ------------   -----------   ----------
 Income from operations                       187            121           138
 Income tax expense                            64             32            48
                                         ------------   -----------   ----------
 Net Income                           $       123    $        89   $        90
                                         ============   ===========   ==========

 Deposits for investment-type         $       808    $       608   $     1,307
contracts

 Deposits to separate accounts              1,154            838           640

During 2000, the Financial Services segment experienced:

o significant growth in participants and separate account deposits primarily attributable to the public/non-profit business,

o     very strong persistency in all lines of business, and

o     increased sales of BOLI.

Net income for Financial Services increased 38% in 2000 and decreased 1% in 1999. The increase in earnings in 2000 reflected strong earnings from an increased asset base, an increase in investment margins, and significant capital gains on fixed maturities. The earnings in 1999 were favorably impacted by improved investment margins and increased fee income, but were adversely impacted by the large decrease in realized investment gains. The changes in income tax provisions discussed above under "Company Results of Operations" resulted in an increase in net income for the Financial Services segment of $3.6 million in 1999.

1.      Savings

Premiums decreased $7.0 million or 49%, from $14.3 million in 1999 to $7.3 million in 2000. Premiums decreased $2.5 million or 14%, from $16.8 million in 1998 to $14.3 million in 1999. The decrease in both years is attributable to the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products with life contingencies.

Fee income increased $29.9 million or 37%, from $81.3 million in 1999 to $111.2 million in 2000. Fee income related to savings products increased $10.3 million or 15%, from $71.0 million in 1998 to $81.3 million in 1999. The growth in fee income in 2000 and 1999 was the result of new sales and increased fees on variable funds related to significant growth in equity markets during the first three quarters of 2000.

Deposits for investment-type contracts increased $200 million or 30%, from $608 million in 1999 to $808 million in 2000. This significant increase was the result of several large case sales in the fixed portfolio products. Deposits for investment-type contracts decreased $699 million or 50%, from $1.3 billion in 1998 to $608 million in 1999.

Deposits to separate accounts increased $316 million or 30%, from $838 million in 1999 to $1.2 billion in 2000. Deposits to separate accounts increased $198 million or 30%, from $640 million in 1998 to $838 million in 1999. The increases in 2000 and 1999 were primarily from an increase in single premiums.

The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts ("GICs"), remained flat during 2000 and 1999 at $7.9 billion. In 2000, the drop in the equity markets during the fourth quarter offset a large portion of the new premiums in the variable annuity business. This, along with the reduction of fixed premiums, resulted in a zero increase for the year in the total assets of the public/non-profit business.

The Financial Services segment's savings business experienced strong growth in 2000. The number of new participants in 2000 was 233,000 compared to 214,100 in 1999 (151,300 in 1998), bringing the total lives under administration to 1,002,785 in 2000 and 834,725 in 1999.

The Financial Services segment again experienced a very high retention rate on public/non-profit contract renewals, renewing nearly 100% of contracts that were eligible for renewal during the year. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

The Company continued to limit sales of GICs and to allow this block of business to contract in response to the highly competitive GIC market. As a result, in 2000, GIC assets decreased 1.7% from 1999, to $103.0 million. GIC assets decreased 62% in 1999, to $104.7 million.

Customer demand for investment diversification continued to grow during 2000. New contributions to variable business represented 56% of the total premium equivalents in 2000 versus 64% in 1999. The Company continues to expand the investment products available through its in-house Maxim Series Fund, Inc., and Orchard Series Fund, and through partnership arrangements with external fund managers. Externally-managed funds offered to participants in 2000 included AIM, American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton and T. Rowe Price.

Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $749.3 million in 2000, compared to $653.7 million in 1999 and $562.3 million in 1998.

FASCorp administered records for approximately 1,875,000 participants in 2000 versus 1,595,000 in 1999. FASCorp's fee income was $63.8 million, $53.8 million, and $44.0 million for the years ending December 31, 2000, 1999 and 1998, respectively.

2.      Life Insurance

The Company continued its conservative approach to the design and distribution of traditional life insurance products, while focusing on customer retention and expense management.

Individual life insurance revenue premiums and deposits of $871.3 million in 2000 reflected an increase of 18% over 1999 premiums and deposits of $735.3 million. The increase was primarily due to significant BOLI separate account deposits.

In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $84.1 million in 2000 from $128.5 million in 1999 and $139.8 million in 1998, and the Company expects this decline to continue. As a result of these legislative changes, the Company has shifted its emphasis from COLI to new sales in the BOLI market. This product provides long-term benefits for bank employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $581.9 million during 2000, compared to $436.3 million in 1999 and $408.3 million in 1998. The Company continues working closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

3.      Outlook

Increased emphasis on the employee's need for retirement funds in the maturing government pension market is expected to continue the flow of deposits into the retirement accounts of existing participants. The shortage of employees in the job market has led the governments to introduce employer-matching plans, which should also increase the number of potential government employees who will be contributing to retirement plans. Current market trends are to replace the existing defined benefit plans with defined contribution plans and this is expected to provide marketing opportunities in the future.

Continued management emphasis on the reduction of unit costs in the FASCorp administration arena are designed to allow the Company to remain competitive in the recordkeeping market. The increase of 300,000 new lives under administration in FASCorp in the year 2000 is indicative of this trend. This is expected to continue in the future.

Individual annuities have experienced substantial growth in the variable market with the Schwab qualified and non-qualified annuities. Sales are expected to increase, as the Schwab annuity is a very competitively priced product that is distributed through a well-known and respected broker.

Individual bank policy sales are expected to grow significantly in the year 2000. Distribution channels are presently established in three large banks and management plans to expand into additional banks in 2001. BOLI sales are expected to continue to be strong in the separate account market and also in the small case BOLI market.

d.      INVESTMENT OPERATIONS

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's general account invested assets follows:

[Millions]                                                 2000         1999
                                                        -----------  -----------

Fixed maturities, available for sale, at fair value   $    9,420   $    6,728
Fixed maturities, held-to-maturity, at amortized cost                   2,260
Mortgage loans                                               843          975
Real estate and common stock                                 202          173
Short-term investments                                       414          241
Policy loans                                               2,810        2,681
                                                        -----------  -----------
    Total invested assets                             $   13,689   $   13,058
                                                        ===========  ===========

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

During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. See Item 8 (Financial Statements and Supplementary Data), Note 6 for further discussion related to this transfer.

The distribution of the fixed maturity portfolio by credit rating is summarized as:

        Credit Rating                            2000             1999
        -------------
                                             --------------  ---------------
        AAA                                       53.5%           48.9%
        AA                                        10.2             8.9
        A                                         16.2            19.6
        BBB                                       19.0            22.3
        BB and Below (non-investment grade)        1.1             0.3
                                             --------------  ---------------
           TOTAL                                 100.0%          100.0%

At December 31, 2000 and 1999, the Company had two bonds in default with a carrying value of $10.7 million.

2.      Mortgage Loans

During 2000, the mortgage portfolio declined 14% to $800 million, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

The average balance of impaired loans decreased to $39.3 million in 2000 compared with $43.9 million in 1999, and there were $2.0 million of foreclosures in 2000, compared to $0 in 1999. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and overall strength in market conditions.

Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2000 and 1999, the Company's loan portfolio included $73.5 million and $75.7 million, respectively, of non-impaired restructured loans.

3.      Real Estate and Common Stock

The Company's real estate portfolio is composed primarily of the Head Office property ($102.8 million) and properties acquired through the foreclosure of troubled mortgages ($2.1 million), which attempts to maximize the value of these properties through rehabilitation, leasing and sale. The Company added a third tower to its Head Office complex during the first quarter of 2000.

The common stock portfolio is composed of mutual fund seed money and public and private equity investments. The Company anticipates a limited participation in the stock markets in 2001.

4.      Derivatives

The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate and foreign exchange risk. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized transactions are executed. Note 1 to the Consolidated Financial Statements contains a summary of the Company's outstanding financial hedging derivatives.

5.      Outlook

The U.S. economy grew at a real rate of approximately 5% in 2000. The rate of growth, however, slowed noticeably in the second half of the year, and several factors suggest that the slowdown will be sustained. The Federal Reserve Board, after 18 months of restrictive policy, on January 3, 2001 and January 31, 2001, cut the Federal Funds rate by 50 basis points from 6.50% to 6.00% and from 6.00% to 5.50%, respectively. The rate cut was in response to data releases indicating that the economy was slowing more quickly than anticipated. The Federal Open Market Committee bias is currently towards easing the interest rates. The magnitude and timing of further rate cuts will be dependent on economic conditions.

The Company's investment portfolio is well positioned for a potential declining interest rate environment. The portfolio is diversified and is comprised of high quality, stable assets. Asset acquisitions in 2001 will target investment grade bonds appropriate for the expected economic and interest rate environment and liability requirements. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $568.4 million and $508.3 million as of December 31, 2000 and 1999, respectively.

Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.6 million of commercial paper outstanding at December 31, 2000, compared with $0 million at December 31, 1999. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 30, 2048.

F.      ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Statement No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain disclosure requirements under Statement No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements (see
Note 6 to the Consolidated Financial Statements). Management does not anticipate that the adoption of the New Statement will have a significant effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition practices.

Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Statement No. 138. The Statements require that all derivative financial instruments be recognized in the financial statements as assets or liabilities and measured at fair value regardless of the purpose or intent for holding them. Gains or losses resulting from changes in the fair value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Upon adoption, a transition adjustment of approximately $1 million increased accumulated comprehensive income.

See Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

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

The Company also manages risk with interest rate derivatives such as interest rate caps which would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

To manage foreign currency exchange risk, the Company uses currency swaps to convert the foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

The Company has estimated the possible effects of interest rate changes at December 31, 2000. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $358 million. This calculation uses projected asset cash flows, discounted back to December 31, 2000. The cash flows projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 7.14% to 8.01%.

                      Projected Cash Flows by Calendar Year ($ millions)

                                                               There-   Undiscounted     Fair

                     2001     2002    2003     2004     2005    after       Total       Value
                    -------  ------- -------- -------  ------- -------- --------------  -------
Benchmark           1,850    1,914    1,616   1,403    1,541    4,943      13,268       9,816
Interest Rates
  up 1%             1,822    1,883    1,610   1,365    1,497    5,250      13,427       9,458

The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $16.6 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Following are the Company's Consolidated Financial Statements for the Years Ended December 31, 2000, 1999, and 1998 and the Independent Auditors' Report thereon.

                 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (A
                wholly-owned subsidiary of GWL&A Financial Inc.)
              Consolidated Financial Statements for the Years Ended
                      December 31, 2000, 1999, and 1998 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and, accordingly, changed its method of accounting for software development costs.

DELOITE & TOUCHE LLP




Denver, Colorado
January 29, 2001

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

==============================================================================================
(Dollars in Thousands)

                                                               2000                 1999
                                                        -------------------  -------------------
ASSETS

INVESTMENTS:
  Fixed Maturities:
    Held-to-maturity, at amortized cost (fair value
      $2,238,581)                                     $                    $       2,260,581
    Available-for-sale, at fair value (amortized cost
     $9,372,009 and $6,953,383)                               9,419,865            6,727,922
  Common stock, at fair value (cost $68,472 and
    $43,978)                                                     95,036               69,240
  Mortgage loans on real estate, net                            843,371              974,645
  Real estate                                                   106,690              103,731
  Policy loans                                                2,809,973            2,681,132
  Short-term investments, available-for-sale (cost
    approximates fair value)                                    414,382              240,804
                                                        -------------------  -------------------

        Total Investments                                    13,689,317           13,058,055

OTHER ASSETS:
  Cash                                                          153,977              267,514
  Reinsurance receivable
    Related party                                                 4,297                5,015
    Other                                                       229,671              168,307
  Deferred policy acquisition costs                             279,688              282,295
  Investment income due and accrued                             139,152              137,810
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $34,700 and $31,200)                                        227,803              150,133
  Other assets                                                  503,533              308,419
  Premiums in course of collection (net of
    allowances of $18,700 and $13,900)                          149,969               79,299
  Deferred income taxes                                         138,842              253,323
SEPARATE ACCOUNT ASSETS                                      12,381,137           12,819,897
                                                        -------------------  -------------------




TOTAL ASSETS                                          $      27,897,386    $      27,530,067
                                                        ===================  ===================

                                                                                (Continued)


==============================================================================================

                                                                      2000            1999
                                                                 ---------------  --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves

      Related party                                            $      547,558   $      555,783
      Other                                                        11,497,442       11,181,900
    Policy and contract claims                                        441,326          346,868
    Policyholders' funds                                              197,941          185,623
    Provision for policyholders' dividends                             72,716           70,726
GENERAL LIABILITIES:
    Due to GWL                                                         43,081           35,979
    Due to GWL&A Financial                                            171,347          175,035
    Repurchase agreements                                                               80,579
    Commercial paper                                                   97,631
    Other liabilities                                                 854,024          780,476
    Undistributed earnings on participating business                  165,754          130,638
SEPARATE ACCOUNT LIABILITIES                                       12,381,137       12,819,897
                                                                 ---------------  --------------
        Total Liabilities                                          26,469,957       26,363,504
                                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares
authorized,
    0 shares issued and outstanding
    Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding               7,032            7,032
    Additional paid-in capital                                        717,704          700,316
    Accumulated other comprehensive income (loss)                      33,672          (84,861)
    Retained earnings                                                 669,021          544,076
                                                                 ---------------  --------------
        Total Stockholder's Equity                                  1,427,429        1,166,563
                                                                 ---------------  --------------





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $   27,897,386   $   27,530,067
                                                                 ===============  ==============


See notes to consolidated financial statements.                                    (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
==============================================================================================
(Dollars in Thousands)

                                                        2000           1999            1998
                                                    -------------  --------------  -------------
REVENUES:

  Premiums

    Related party                                 $              $               $      46,191
    Other (net of premiums ceded totaling
      $115,404, $85,803, and $86,511)                 1,332,566      1,163,183         948,672
  Fee income                                            871,627        635,147         516,052
  Net investment (loss) income
    Related party                                       (14,517)       (10,923)         (9,416)
    Other                                               945,958        886,869         906,776
  Net realized gains on investments                      28,283          1,084          38,173
                                                    -------------  --------------  -------------
                                                      3,163,917      2,675,360       2,446,448
                                                    -------------  --------------  -------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $62,803,
    $80,681, and $81,205)                             1,122,560        970,250         768,474
  Increase in reserves
    Related party                                                                       46,191
    Other                                                53,550         33,631          78,851
  Interest paid or credited to contractholders          490,131        494,081         491,616
  Provision for policyholders' share of earnings
    on participating business                             5,188         13,716           5,908
  Dividends to policyholders                             74,443         70,161          71,429
                                                    -------------  --------------  -------------
                                                      1,745,872      1,581,839       1,462,469
  Commissions                                           204,444        173,405         144,246
  Operating (income) expenses:
    Related party                                          (704)          (768)         (5,094)
    Other                                               775,885        593,575         518,228
  Premium taxes                                          45,286         38,329          30,848
                                                    -------------  --------------  -------------
                                                      2,770,783      2,386,380       2,150,697
INCOME BEFORE INCOME TAXES                              393,134        288,980         295,751
                                                    -------------  --------------  -------------
PROVISION FOR INCOME TAXES:
  Current                                               108,509         72,039          81,770
  Deferred                                               25,531         11,223          17,066
                                                    -------------  --------------  -------------
                                                        134,040         83,262          98,836
                                                    -------------  --------------  -------------
NET INCOME                                        $     259,094  $     205,718   $     196,915
                                                    =============  ==============  =============




See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==============================================================================================
(Dollars in Thousands)

                                                                                                   Accumulated
                                                                                    Additional        Other
                                 Preferred Stock              Common Stock           Paid-in      Comprehensive    Retained
                             ------------------------   -------------------------
                               Shares        Amount       Shares   Amount       Capital    Income (Loss)    Earnings      Total
                             ------------  -----------  --------------------   ----------- --------------  -----------  -----------
BALANCE, JANUARY 1, 1998     2,000,800      121,800     7,032,000     7,032       690,748        52,807     313,532     1,185,919
   Net income                                                                                               196,915       196,915
   Other comprehensive income                                                                     8,753                     8,753
                                                                                                                        -----------
Total comprehensive income                                                                                                205,668
                                                                                                                        -----------
Capital contributions                                                               8,808                                   8,808
Dividends                                                                                                   (80,036)      (80,036)
Purchase of preferred shares (2,000,800)   (121,800)                                                                     (121,800)
                             ------------  -----------  --------------------   ----------- --------------  -----------  -----------
BALANCE, DECEMBER 31, 1998           0            0     7,032,000     7,032       699,556        61,560     430,411     1,198,559

   Net income                                                                                               205,718       205,718
   Other comprehensive loss                                                                    (146,421)                 (146,421)
                                                                                                                        -----------
Total comprehensive income                                                                                                 59,297
                                                                                                                        -----------
Dividends                                                                                                   (92,053)      (92,053)
Income tax benefit on stock
  Compensation                                                                        760                                     760
                             ------------  -----------  --------------------   ----------- --------------  -----------  -----------
BALANCE, DECEMBER 31, 1999           0            0     7,032,000     7,032       700,316       (84,861)    544,076     1,166,563

   Net income                                                                                               259,094       259,094
   Other comprehensive income                                                                   118,533                   118,533
                                                                                                                        -----------
Total comprehensive income                                                                                                377,627
                                                                                                                        -----------
Dividends                                                                                                  (134,149)     (134,149)
Capital contributions -
  Parent stock options                                                             15,052                                  15,052
Income tax benefit on stock
  Compensation                                                                      2,336                                   2,336
                             ------------  -----------  --------------------   ----------- --------------  -----------  -----------
BALANCE, DECEMBER 31, 2000           0   $        0     7,032,000   $  7,032 $     717,704  $      33,672  $  669,021   $ 1,427,429
                             ============  ===========  =========== =========   =========== ==============  ===========  ===========


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==============================================================================================
(Dollars in Thousands)

                                                        2000           1999            1998
                                                    -------------  --------------  -------------
OPERATING ACTIVITIES:
  Net income                                      $     259,094  $     205,718   $     196,915
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Earnings allocated to participating
        Policyholders                                     5,188         13,716           5,908
      Amortization of investments                       (62,428)       (22,514)        (15,068)
      Net realized gains on investments                 (28,283)        (1,084)        (38,173)
      Depreciation and amortization                      41,693         47,339          55,550
      Deferred income taxes                              25,531         11,223          17,066
  Changes in assets and liabilities, net of effects from acquisitions:

      Policy benefit liabilities                        310,511        650,959         938,444
      Reinsurance receivable                            (35,368)        19,636         (43,643)
      Receivables                                      (128,382)       (37,482)         28,467
      Other, net                                       (103,169)      (136,476)       (184,536)
                                                    -------------  --------------  -------------
        Net cash provided by operating activities       284,387        751,035         960,930
                                                    -------------  --------------  -------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
        Held-to maturity

           Sales                                          8,571                          9,920
           Maturities and redemptions                   323,728        520,511         471,432
        Available-for-sale

           Sales                                      1,460,672      3,176,802       6,169,678
           Maturities and redemptions                   887,420        822,606       1,268,323
    Mortgage loans                                      139,671        165,104         211,026
    Real estate                                           8,910          5,098          16,456
    Common stock                                         61,889         18,116           3,814
  Purchases of investments:
    Fixed maturities
        Held-to-maturity                               (100,524)      (563,285)       (584,092)
        Available-for-sale                           (2,866,228)    (4,019,465)     (7,410,485)
    Mortgage loans                                       (4,208)        (2,720)       (100,240)
    Real estate                                         (20,570)       (41,482)         (4,581)
    Common stock                                        (52,972)       (19,698)        (10,020)
    Acquisitions, net of cash acquired                   82,214                        (82,669)
                                                    -------------  --------------  -------------
        Net cash (used in) provided by
          investing activities                    $     (71,427) $      61,587   $     (41,438)
                                                    =============  ==============  =============

                                                                                   (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==============================================================================================
(Dollars in Thousands)

                                                        2000           1999            1998
                                                    -------------  --------------  -------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits           $    (220,167) $    (583,900)  $    (507,237)
  Due to GWL                                              7,102        (16,898)        (73,779)
  Due to GWL&A Financial                                  3,665        175,035
  Dividends paid                                       (134,149)       (92,053)        (80,036)
  Net commercial paper borrowings
    (repayments)                                         97,631        (39,731)        (14,327)
  Net repurchase agreements repayments                  (80,579)      (163,680)        (81,280)
  Capital contributions                                                                  8,808
  Purchase of preferred shares                                                        (121,800)
                                                    -------------  --------------  -------------
        Net cash used in financing activities          (326,497)      (721,227)       (869,651)
                                                    -------------  --------------  -------------

NET (DECREASE) INCREASE IN CASH                        (113,537)        91,395          49,841

CASH, BEGINNING OF YEAR                                 267,514        176,119         126,278
                                                    -------------  --------------  -------------

CASH, END OF YEAR                                 $     153,977  $     267,514   $     176,119
                                                    =============  ==============  =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:

    Income taxes                                  $      78,510  $      76,150   $     111,493
    Interest                                             21,060         14,125          13,849

Non-cash financing activity:
  Capital contributions - Parent stock options           15,052











See notes to consolidated financial statements.                      (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
================================================================================
(Amounts in Thousands, except Share Amounts)

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization - Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of GWL&A Financial Inc., a holding company formed in 1998 (GWL&A Financial). The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States.

        On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial, was an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco Inc., a Canadian holding company (the Parent or LifeCo), but GWL no longer holds an equity interest in the Company or GWL&A Financial.

        Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

        Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation. Most significantly, amounts receivable related to uninsured accident and health plan claims and the related allowance for doubtful accounts and the allowance for doubtful accounts for premiums in course of collection were previously included in liabilities. This change in classification has no effect on previously reported stockholder's equity or net income.

        Investments - Investments are reported as follows:

        1. Management determines the classification of fixed maturities at the time of purchase. Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost unless fair value is less than cost and the decline is deemed to be other than temporary, in which case they are written down to fair value and a new cost basis is established (See Note 6).

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

        Internal Use Software - Effective January 1, 1999, the Company adopted Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company capitalized $19,709 and $18,373 in internal use software development costs for the years ended December 31, 2000 and 1999, respectively.

        Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's group sales representatives related to the production of new and renewal business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $36,834, $43,512, and $51,724 in 2000, 1999, and 1998,
        respectively.

        Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, Inc., open-end management investment companies which are affiliates of the Company, shares of other external mutual funds, and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees, and mortality and expense risk charges.

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $7,762,065 and $7,169,885 at December 31, 2000 and 1999, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,189,716 and $4,468,685 at December 31, 2000 and 1999, respectively, are established at the contractholder's account value.

        Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

        Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

        Participating Fund Account - Participating life and annuity policy reserves are $4,557,599 and $4,297,823 at December 31, 2000 and 1999,
        respectively. Participating business approximates 28.6%, 31.0%, and 32.7% of the Company's ordinary life insurance in force and 85.2%, 94.0%, and 71.9% of ordinary life insurance premium income for the years ended December 31, 2000, 1999, and 1998, respectively.

        The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Earnings allocable to participating policyholders are consistent with established Company practice.

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

        The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from GWL under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA net of a management fee paid to the Company accrue solely for the benefit of the transferred participating policyholders.

        Revenue Recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company was required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition practices.

        Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 6.2%, 6.2%, and 6.3% in 2000, 1999, and 1998.

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

        The Company receives collateral for lending securities that are held as part of its investment portfolio. The company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower.

        Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk associated with invested assets, and therefore, are held for purposes other than trading. Such derivative instruments consist of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts, options, interest rate futures, and equity swaps. The settlements paid or received under these contracts is deferred and recognized as an adjustment to net investment income on the accrual method. Gains and losses on foreign exchange contracts are deferred and recognized in net investment income when the hedged transactions are realized.

        Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa, to convert from a fixed rate to floating rate. Interest rate floors and caps are interest rate protection instruments that require the payment by a counterparty to the Company of an interest rate differential only if interest rates fall or rise to certain levels. The differential represents the difference between current interest rates and an agreed-upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are used in conjunction with interest rate swap agreements to effectively convert convertible, fixed rate bonds to non-convertible variable rate bonds as part of the Company's overall asset-liability maturity program. Futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments. Equity swap transactions generally involve the exchange of variable market performance of a basket of securities for a fixed interest rate.

        Although derivative financial instruments taken alone may expose the Company to varying degrees of market and credit risk in excess of amounts recognized in the financial statements, when used for hedging purposes, these instruments typically reduce overall market, foreign exchange, and interest rate risk. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur.

        Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Statement No. 138. The Statements require that all derivative financial instruments be recognized in the financial statements as assets or liabilities and measured at fair value regardless of the purpose or intent for holding them. Gains or losses resulting from changes in the fair value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Upon adoption, a transition adjustment of approximately $1,000 increased accumulated comprehensive income.

        Stock Options - The Company applies the intrinsic value measurement approach under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to stock-based compensation awards to employees, as interpreted by AIN-APB 25 as it relates to accounting for stock options granted by the Parent to Company employees (See Note 13).

        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - The Financial Accounting Standards Board (FASB) has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Statement No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain disclosure requirements under statement No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements (see Note 6). Management does not anticipate that the adoption of the new Statement will have a significant effect on the financial position or results of operations of the Company.

2.      ACQUISITIONS

        On July 8, 1998, the Company paid $82,669 in cash to acquire all of the outstanding shares of Alta Health & Life Insurance Company (Alta), formerly known as Anthem Health & Life Insurance Company. The purchase price was based on Alta's adjusted book value, and was subject to further minor adjustments. The results of Alta's operations have been combined with those of the Company since the date of acquisition.

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

        Assuming the Alta acquisition had been effective on January 1, 1998, pro forma 1998 revenues would have been $2,671,361 and pro forma 1998 net income would have been $191,552. The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had this agreement been effective on January 1, 1998, or of future operations.

        Effective January 1, 2000, the Company coinsured the majority of General American Life Insurance Company's (General American) group life and health insurance business which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for $150,000 of cash and miscellaneous assets from General American.

        Assuming the reinsurance agreement had been effective on January 1, 1999, pro forma 1999 revenues would have been $2,973,247 and pro forma 1999 net income would have been $199,782. The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had this agreement been effective on January 1, 1999, or of future operations.

        On October 6, 1999, the Company entered into a purchase and sale agreement with Allmerica Financial Corporation (Allmerica) to acquire via assumption reinsurance Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business was immediately coinsured back to Allmerica and is expected to be underwritten and retained by the Company upon each policy renewal date. The effect of this transaction was not material to the Company's results of operations or financial position.

3.      RELATED-PARTY TRANSACTIONS

        On December 31, 1998, the Company and GWL entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain GWL individual non-participating life insurance policies. The Company recorded $859 in premium income and increase in reserves, associated with certain policies, as a result of this transaction. Of the $137,638 in reserves that was recorded as a result of this transaction, $136,779 was recorded under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS No. 97"), accounting principles. The Company recorded, at the GWL's carrying amount, which approximated fair value, the following at December 31, 1998 as a result of this transaction:

     Assets                                Liabilities and Stockholder's Equity

     Cash                        $    24,600    Policy reserves $  137,638
     Deferred income taxes             3,816
     Policy loans                     82,649
     Due from Parent Corporation      19,753
     Other                             6,820
                                   -----------                    -----------
                                 $   137,638                    $  137,638
                                   ===========                    ===========

================================================================================
        In connection with this transaction, GWL made a capital contribution of $5,608 to the Company.

        On September 30, 1998, the Company and GWL entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured by coinsurance certain GWL individual non-participating life insurance policies. The Company recorded $45,332 in premium income and increase in reserves as a result of this transaction. Of the $428,152 in reserves that was recorded as a result of this transaction, $382,820 was recorded under SFAS No. 97 accounting principles. The Company recorded, at the Parent Corporation's carrying amount, which approximated fair value, the following at September 30, 1998 as a result of this transaction:

     Assets                                            Liabilities and Stockholder's Equity


     Bonds                              $   147,475    Policy reserves             $  428,152
     Mortgages                               82,637    Due to Parent Corporation       20,820
     Cash                                   134,900
     Deferred policy acquisition costs        9,724
     Deferred income taxes                   15,762
     Policy loans                            56,209
     Other                                    2,265
                                          -----------                                -----------
                                        $   448,972                                $  448,972
                                          ===========                                ===========

        In connection with this transaction, GWL made a capital contribution of $3,200 to the Company.

        On September 30, 1998, the Company purchased furniture, fixtures and equipment from GWL for $25,184.

        The Company performs administrative services for the U.S. operations of GWL. The following represents revenue from GWL for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force.

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2000           1999           1998
                                                    -------------  -------------  -------------

     Investment management revenue               $        120    $       130    $       475
     Administrative and underwriting revenue              704            768          5,094

        At December 31, 2000 and 1999, due to GWL includes $17,743 and $10,641 due on demand and $25,338 and $25,338 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to GWL bear interest at the public bond rate (7.0% and 6.7% at December 31, 2000 and 1999, respectively) while the note payable bears interest at 5.4%.

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

        Interest expense attributable to these related party obligations was $14,637, $11,053, and $9,891 for the years ended December 31, 2000,
        1999, and 1998, respectively.

4.      REINSURANCE

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2000 and 1999, the reinsurance receivable had a carrying value of $233,968 and $173,322, respectively.

        The following schedule details life insurance in force and life and accident/health premiums:

                                            Ceded         Assumed                    Percentage
                                         Primarily to    Primarily                   of Amount
                             Gross        the Parent     from Other       Net         Assumed
                             Amount      Corporation     Companies       Amount        to Net
                          -------------  -------------  ------------- -------------  -----------
     December 31, 2000:
       Life insurance in force:
         Individual     $ 39,067,268   $  5,727,745   $  7,563,302   $ 40,902,825      18.5%
         Group            75,700,120                    20,610,896     96,311,016      21.4%
                          -------------  -------------  -------------  -------------
             Total      $ 114,767,388  $  5,727,745   $ 28,174,198   $ 137,213,841
                          =============  =============  =============  =============

       Premium Income:
         Life insurance $    349,097   $     35,448   $     88,994   $    402,643      22.1%
                             827,044         79,705        175,294        922,633      19.0%
     Accident/health

                          -------------  -------------  -------------  -------------
             Total      $  1,176,141   $    115,153   $    264,288   $  1,325,276
                          =============  =============  =============  =============


     December 31, 1999:
       Life insurance in force:
         Individual     $ 35,362,934   $  5,195,961   $  8,467,877   $ 38,634,850      21.9%
         Group            80,717,198                     2,212,741     82,929,939       2.7%
                          -------------  -------------  -------------  -------------
             Total      $ 116,080,132  $  5,195,961   $ 10,680,618   $ 121,564,789
                          =============  =============  =============  =============

       Premium Income:
         Life insurance $    306,101   $     27,399   $     46,715   $    325,417      14.4%
                             801,755         58,247         79,753        823,261       9.7%
     Accident/health

                          -------------  -------------  -------------  -------------
             Total      $  1,107,856   $     85,646   $    126,468   $  1,148,678
                          =============  =============  =============  =============

     December 31, 1998:
       Life insurance in force:
         Individual     $ 34,017,379   $  4,785,079   $  8,948,442   $ 38,180,742      23.4%
         Group            81,907,539                     2,213,372     84,120,911       2.6%
                          -------------  -------------  -------------  -------------
             Total      $ 115,924,918  $  4,785,079   $ 11,161,814   $ 122,301,653
                          =============  =============  =============  =============

       Premium Income:
         Life insurance $    352,710   $     24,720   $     65,452   $    393,442      16.6%
                             571,992         61,689         74,284        584,587      12.7%
     Accident/health

                          -------------  -------------  -------------  -------------
             Total      $    924,702   $     86,409   $    139,736   $    978,029
                          =============  =============  =============  =============

5.      NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS


        Net investment income is summarized as follows:

                                                              Years Ended December 31,
                                                     -------------------------------------------
                                                         2000           1999           1998
                                                     -------------  -------------  -------------
     Investment income:
       Fixed maturities and short-term investments  $   676,784   $    636,946   $    638,079
       Mortgage loans on real estate                     80,775         88,033        110,170
       Real estate                                       22,068         19,618         20,019
       Policy loans                                     191,320        167,109        180,933
       Other                                                120            138            285
                                                     -------------  -------------  -------------
                                                        971,067        911,844        949,486
     Investment expenses, including interest on
       amounts charged by the related parties
       of $14,637, $11,053, and $9,891                   39,626         35,898         52,126
                                                     -------------  -------------  -------------
     Net investment income                          $   931,441   $    875,946   $    897,360
                                                     =============  =============  =============


        Net realized gains on investments are as follows:

                                                              Years Ended December 31,
                                                     -------------------------------------------
                                                         2000           1999           1998
                                                     -------------  -------------  -------------
     Realized gains (losses):
       Fixed maturities                             $   (16,752)  $     (8,321)  $     36,944
       Stocks                                            33,411            463          1,447
       Mortgage loans on real estate                      2,207          1,429            424
       Real estate                                          490            513
       Provisions                                         8,927          7,000           (642)
                                                     -------------  -------------  -------------
     Net realized gains on investments              $    28,283   $      1,084   $     38,173
                                                     =============  =============  =============

6.      SUMMARY OF INVESTMENTS

        Fixed maturities owned at December 31, 2000 are summarized as follows:

                                                 Gross        Gross      Estimated
                                   Amortized   Unrealized   Unrealized      Fair      Carrying
                                      Cost       Gains        Losses       Value       Value
                                   ----------- -----------  -----------  ----------- -----------
     Available-for-Sale:
       U.S. Government Agencies  $  1,115,926 $   14,528  $    3,483   $ 1,126,971  $1,126,971
       Collateralized mortgage
         Obligations                  708,707      8,592       7,201       710,098     710,098
       Public utilities               654,729     13,251       7,063       660,917     660,917
       Corporate bonds              3,036,921     66,903      85,559     3,018,265   3,018,265
       Foreign governments             49,505      1,019         376        50,148      50,148
       State and municipalities       815,246     20,424       6,502       829,168     829,168
       Direct mortgage pass-
          through certificates        356,975      2,719       1,091       358,603     358,603
       Mortgage backed                100,786      5,401         363       105,824     105,824
     securities

       Asset backed securities      2,533,214     46,602      19,945     2,559,871   2,559,871
                                   ----------- -----------  -----------  ----------- -----------
                                 $  9,372,009 $  179,439  $  131,583   $ 9,419,865  $9,419,865
                                   =========== ===========  ===========  =========== ===========

        Fixed maturities owned at December 31, 1999 are summarized as follows:

                                                 Gross        Gross      Estimated
                                   Amortized   Unrealized   Unrealized      Fair      Carrying
                                      Cost       Gains        Losses       Value       Value
                                   ----------- -----------  -----------  ----------- -----------
     Held-to-Maturity:
         U.S. Government         $   178,801  $      448  $   10,047   $  169,202   $ 178,801
     Agencies
         Collateralized mortgage

           Obligations                 5,452          19                    5,471       5,452
         Public utilities            281,308       3,956       5,195      280,069     281,308
         Corporate bonds           1,450,576      15,840      22,654     1,443,762   1,450,576
         Foreign governments          10,000         213                   10,213      10,000
         State municipalities        123,160         691       1,494      122,357     123,160
         Direct mortgage pass-
           through certificates
         Mortgage backed
     securities

         Asset backed securities     211,284       2,184       5,961      207,507     211,284
                                   ----------- -----------  -----------  ----------- -----------
                                 $ 2,260,581  $   23,351  $   45,351   $ 2,238,581  $2,260,581
                                   =========== ===========  ===========  =========== ===========


                                                 Gross        Gross      Estimated
                                   Amortized   Unrealized   Unrealized      Fair      Carrying
                                      Cost       Gains        Losses       Value       Value
                                   ----------- -----------  -----------  ----------- -----------
     Available-for-Sale:
       U.S. Government Agencies  $   942,341  $    2,370  $   22,871   $  921,840   $ 921,840
       Collateralized mortgage
         Obligations                 862,250       1,215      38,061      825,404     825,404
       Public utilities              479,868       1,158      13,369      467,657     467,657
       Corporate bonds             1,836,482      19,120      79,079     1,776,523   1,776,523
       Foreign governments            37,864         642         856       37,650      37,650
       State and municipalities      359,367          94      17,598      341,863     341,863
       Direct mortgage pass-
          through certificates       304,099       1,419      11,704      293,814     293,814
       Mortgage backed                51,809          18       1,900       49,927      49,927
     securities

       Asset backed securities     2,079,303       5,140      71,199     2,013,244   2,013,244
                                   ----------- -----------  -----------  ----------- -----------
                                 $ 6,953,383  $   31,176  $  256,637   $ 6,727,922  $6,727,922
                                   =========== ===========  ===========  =========== ===========

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

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Available-for-Sale

                                   -------------------------------
                                     Amortized        Estimated
                                       Cost          Fair Value

                                   --------------   --------------
     Due in one year or less     $      518,895  $       527,576
     Due after one year
       through five years             2,480,365        2,487,423
     Due after five years
       through ten years              1,167,364        1,172,556
     Due after ten years                772,208          760,118
     Mortgage-backed

       Securities                     1,899,963        1,912,319
     Asset-backed securities          2,533,214        2,559,873
                                   --------------   --------------
                                 $    9,372,009  $     9,419,865
                                   ==============   ==============


        Proceeds from sales of securities available-for-sale were $1,460,672, $3,176,802, and $6,169,678 during 2000, 1999, and 1998, respectively.
        The realized gains on such sales totaled $5,845, $10,080, and $41,136 for 2000, 1999, and 1998, respectively. The realized losses totaled $20,562, $19,720, and $8,643 for 2000, 1999, and 1998, respectively.
        During the years 2000, 1999, and 1998, held-to-maturity securities with amortized cost of $8,571, $0, and $9,920 were sold due to credit deterioration with insignificant gains and losses.

        During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $19,908 unrealized gain associated with this transfer in other comprehensive income, net of tax.

        At December 31, 2000 and 1999, pursuant to fully collateralized securities lending arrangements, the Company had loaned $208,702 and $0 of fixed maturities, respectively. The fair value of collateral held by the Company at December 31, 2000, that can be sold or repledged is $212,876. No portion of the collateral had been sold or repledged at December 31, 2000.

        The Company engages in hedging activities to manage interest rate, market and foreign exchange risk. The following table summarizes the 2000 financial hedge instruments:

                                  Notional            Strike/Swap

     December 31, 2000             Amount                Rate                   Maturity
     ------------------------  --------------- -------------------------- ----------------------
     Interest Rate Futures   $     171,800           5.17% - 5.68%                3/01
     Interest Rate Caps          1,562,000       7.64% - 11.82% (CMT)         6/00 - 12/06
     Interest Rate Swaps           300,041          4.995% - 8.620%           1/01 - 12/06
     Foreign Currency
       Exchange Contracts           18,371                N/A                  6/05 - 7/06
     Options                       111,400              Various               5/01 - 11/05


        The following table summarizes the 1999 financial hedge instruments:

                                 Notional             Strike/Swap

     December 31, 1999            Amount                 Rate                   Maturity
     ------------------------  --------------  -------------------------- ----------------------

     Interest Rate Caps      $   1,362,000       7.64% - 11.82% (CMT)         6/00 - 12/04
     Interest Rate Swaps           217,528            4.94%-6.8%              02/00 - 12/06
     Foreign Currency
       Exchange Contracts           19,478                N/A                 03/00 - 07/06
     Equity Swap                   104,152           5.15% - 5.93%                01/01
     Options                        54,100              Various               01/02 - 12/02

        LIBOR   - London Interbank Offered Rate
        CMT            - Constant Maturity Treasury Rate

        The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 2000, approximately 32% of the Company's mortgage loans were collateralized by real estate located in California.

        The following is information with respect to impaired mortgage loans:

                                                             2000        1999
     =======================================================--------------------
     Loans, net of related allowance for credit losses of
     $12,777 and $14,727                                   $ 21,893  $ 25,877
   Loans with no related allowance for credit losses         12,954    17,880
   Average balance of impaired loans during the year         39,321    43,866
   Interest income recognized (while impaired)                1,648     1,877
   Interest income received and recorded (while impaired)
   using the cash basis method of recognition                 1,632     1,911

        As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $73,518 and $75,691 at December 31, 2000 and 1999, respectively.

        The following table presents changes in the allowance for credit losses:

                                      2000            1999           1998
                                  -------------   -------------  -------------

     Balance, beginning of year $     77,416   $      83,416   $     83,416
     Provision for loan losses        (8,927)         (7,000)           642
     Charge-offs                      (7,247)              -           (787)
     Recoveries                            -           1,000            145
                                  -------------   -------------  -------------
     Balance, end of year       $     61,242   $      77,416   $     83,416
                                  =============   =============  =============

7.      COMMERCIAL PAPER

        The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 2000, commercial paper outstanding of $97,631 had maturities ranging from 11 to 46 days and interest rates ranging from 6.59% to 6.62%. At December 31, 1999, no commercial paper was outstanding.

8.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                             December 31,
                                      -----------------------------------------------------------
                                                 2000                           1999
                                      ----------------------------   ----------------------------
                                        Carrying      Estimated        Carrying      Estimated
                                         Amount       Fair Value        Amount       Fair Value
                                      -------------  -------------   -------------  -------------
     ASSETS:

        Fixed maturities and

          short-term investments    $   9,834,247  $  9,834,247   $    9,229,307  $  9,207,307
        Mortgage loans on real
          estate                          843,371       856,848          974,645       968,964
        Policy loans                    2,809,973     2,809,973        2,681,132     2,681,132
        Common stock                       95,036        95,036           69,240        69,240

     LIABILITIES:
        Annuity contract reserves

          without life                  4,189,716     4,204,907        4,468,685     4,451,465
     contingencies

        Policyholders' funds              197,941       197,941          185,623       185,623
        Due to GWL                         43,081        41,332           35,979        33,590
        Due to GWL&A Financial            171,347       158,222          175,035       137,445
        Repurchase agreements                                             80,579        80,579
        Commercial paper                 97,631         97,631           - -            - -

     HEDGE CONTRACTS:
        Interest rate futures              (1,442)     (1,442)             1,015       1,015
        Interest rate caps                    405           405            4,140         4,140
        Interest rate swaps                 9,232         9,232           (1,494)       (1,494)
        Foreign currency exchange
          contracts                         1,079         1,079              (10)          (10)
        Equity swap                           - -           - -           (7,686)       (7,686)
        Options                            (3,528)       (3,528)          (6,220)       (6,220)

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

        The estimated fair-value of fixed maturities that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilized discounted cash flows calculated at current market rates on investments of similar quality and term.

        Mortgage loan fair value estimates generally are based on discounted cash flows. A discount rate "matrix" is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage's remaining term and credit quality. The rates selected for inclusion in the discount rate "matrix" reflect rates that the Company would quote if placing loans representative in size and quality to those currently in the portfolio.

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

        The estimated fair value of due to GWL is based on discounted cash flows at current market rates on high quality investments.

        The fair value of due to GWL&A Financial reflects the last trading price of the subordinated notes in the public market at December 31, 2000.

        The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

        The estimated fair value of financial hedge instruments, all of which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net loss position for interest rates swaps are $1,858 and $772 of unrealized losses in 2000 and 1999, respectively. Included in the net gain position for foreign currency exchange contracts are $0 and $518 of loss exposures in 2000 and 1999, respectively.

9.      EMPLOYEE BENEFIT PLANS

        The following table summarizes changes for the years ended December 31, 2000, 1999, and 1998, in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. There is no additional minimum pension liability required to be recognized. There were no amendments to the plans due to the acquisition of Alta.

                                                                         Post-Retirement

                                          Pension Benefits                 Medical Plan
                                     ----------------------------  -----------------------------
                                      2000      1999      1998      2000      1999       1998
                                     --------  --------  --------  --------  --------   --------
     Change in benefit obligation

     Benefit obligation at        $  126,130 $ 131,305 $ 115,057 $ 29,228  $ 19,944  $  19,454
     beginning of year
     Service cost                     7,062     7,853     6,834    2,305     2,186       1,365
     Interest cost                    9,475     8,359     7,927    2,167     1,652       1,341
     Addition of former Alta                    4,155
     employees
     Actuarial loss (gain)            2,510    (22,363)   5,117              3,616      (1,613)
     Prior service for former
     Alta
       Employees                                                             2,471
     Benefits paid                   (4,614)   (3,179)   (3,630)    (682)     (641)       (603)
                                     --------  --------  --------  --------  --------   --------
     Benefit obligation at end    $  140,563 $ 126,130 $ 131,305 $ 33,018  $ 29,228  $  19,944
     of year
                                     --------  --------  --------  --------  --------   --------

     Change in plan assets

     Fair value of plan assets
     at

       Beginning of year          $  192,093 $ 183,136 $ 162,879 $         $         $
     Actual return on plan assets     6,032    12,055    23,887
     Addition of former Alta
     employees

       and other adjustments                       81
     Benefits paid                   (4,614)   (3,179)   (3,630)
                                     --------  --------  --------  --------  --------   --------
     Fair value of plan assets       193,511   192,093   183,136
     at end of year
                                     --------  --------  --------  --------  --------   --------

     Funded (unfunded) status        52,948    65,963    51,831    (33,018)  (29,228)   (19,944)
     Unrecognized net actuarial      (15,239)  (30,161)  (11,405)  3,430     3,464        (113)
     (gain) loss
     Unrecognized prior service       3,073     3,614              2,148     2,310
     cost
     Unrecognized net (asset)
     obligation or
       at transition                 (16,655)  (18,170)  (19,684)  12,928    13,736     14,544
                                     --------  --------  --------  --------  --------   --------
     Prepaid (accrued) benefit    $  24,127  $ 21,246  $ 20,742  $ (14,512)$ (9,718) $  (5,513)
     cost
                                     ========  ========  ========  ========  ========   ========

     Components of net periodic
     benefit cost

     Service cost                 $   7,062  $  7,853  $  6,834  $ 2,305   $ 2,186   $   1,365
     Interest cost                    9,475     8,360     7,927    2,167     1,652       1,341
     Expected return on plan         (17,567)  (15,664)  (13,691)
     assets
     Amortization of transition      (1,514)   (1,514)   (1,514)     808       808         808
     obligation
     Amortization of
     unrecognized prior
       service cost                     541       541                162       162
     Amortization of gain from
     earlier

       periods                         (879)      (80)                34        38
                                     --------  --------            --------  --------   --------
                                     --------  --------  --------  --------  --------   --------
     Net periodic (benefit) cost  $  (2,882) $   (504) $   (444) $ 5,476   $ 4,846   $   3,514
                                     ========  ========  ========  ========  ========   ========

     Weighted-average

     assumptions as

     of December 31

     Discount rate                     7.50%     7.50%    6.50%      7.50%     7.50%     6.50%
     Expected return on plan           9.25%     8.50%    8.50%      9.25%     8.50%     8.50%
     assets

     Rate of compensation              5.00%     5.00%    4.00%      5.00%     5.00%     4.00%
     increase

        The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2000, 1999, or 1998.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                   1-Percentage  1-Percentage
                                                      Point         Point
                                                     Increase      Decrease
                                                   ------------  ---------------
     Increase (decrease) on total of service and
       interest cost on components                   $   1,189   $      (812)
     Increase (decrease) on post-retirement benefit      7,220        (5,517)
       obligation

        The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2000, 1999, and 1998 totaled $6,130, $5,504, and $3,915, respectively.

        The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participant deferrals, which are reflected in other liabilities, are $19,264, $17,367, and $16,102 for years ending December 31, 2000,
        1999, and 1998, respectively. The participant deferrals earn interest at a rate based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 2000, 1999, and 1998 was $1,358, $1,231, and $1,185,
        respectively.

        The Company  also  provides a  supplemental  executive  retirement  plan
        (SERP) to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan for 2000, 1999, and 1998 was $3,023, $3,002, and $2,840,
        respectively. The total liability of $18,794 and $14,608 as of December 31, 2000 and 1999 is included in other liabilities.

10.     FEDERAL INCOME TAXES

        The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                         2000          1999         1998
                                       ----------   -----------  -----------
     Federal tax rate                      35.0  %       35.0  %      35.0  %
     Change in tax rate resulting from:
       Settlement of GWL tax exposures                   (5.9)
       Other, net                          (0.9)         (0.3)        (1.6)
                                       ----------   -----------  -----------
     Total                                 34.1  %       28.8  %      33.4  %
                                       ==========   ===========  ===========

         The Company's income tax provision was favorably impacted in 1999 by the release of contingent liabilities relating to taxes of the GWL's U.S. branch associated with blocks of business that were transferred from GWL's U.S. branch to the Company from 1989 to 1993; the Company had agreed to the transfer of these tax liabilities as part of the transfer of this business. The release recorded in 1999 reflected the resolution of certain tax issues with the Internal Revenue Service (IRS), and totaled $17,150; however, $8,900 of the release was attributable to participating policyholders and therefore had no effect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings on participating business in the accompanying 1999 statement of income.

        Excluding the effect of the 1999 tax item discussed above, the effective tax rate for 1999 was 35.2%.

        Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                    2000                         1999
                                          --------------------------   -------------------------
                                           Deferred      Deferred       Deferred     Deferred
                                             Tax            Tax           Tax           Tax
                                            Asset        Liability       Asset       Liability
                                          -----------   ------------   -----------  ------------
     Policyholder reserves              $   114,074                 $      131,587
     Deferred policy acquisition costs               $      48,543                $     49,455
     Deferred acquisition cost

       proxy tax                            110,239                        103,529
     Investment assets                                      35,714          69,561
     Net operating loss carryforwards           444                            444
     Other                                      103                                        582
                                          -----------   ------------   -----------  ------------
             Subtotal                       224,860         84,257         305,121      50,037
     Valuation allowance                     (1,761)                        (1,761)
                                          -----------   ------------   -----------  ------------
             Total Deferred Taxes       $   223,099  $      84,257  $      303,360$     50,037
                                          ===========   ============   ===========  ============

        Amounts included in investment assets above include $21,228 and $(58,711) related to the unrealized gains (losses) on the Company's fixed maturities available-for-sale at December 31, 2000 and 1999, respectively.

        The Company will file a consolidated tax return for 2000. Losses incurred by subsidiaries in prior years cannot be offset against operating income of the Company. At December 31, 2000, the Company's subsidiaries had approximately $1,267 of net operating loss carryforwards, expiring through the year 2015. The tax benefit of subsidiaries' net operating loss carryforwards are included in the deferred tax assets at December 31, 2000 and 1999, respectively.

        The Company's valuation allowance was decreased in 2000, 1999, and 1998 by $0, $(17), and $(1,792), respectively, as a result of the re-evaluation by management of future estimated taxable income in its subsidiaries.

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

11.     COMPREHENSIVE INCOME

        Other comprehensive income at December 31, 2000 is summarized as follows:

                                                  Before-Tax     Tax (Expense)     Net-of-Tax
                                                     Amount        or Benefit         Amount
     =========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     securities:
        Unrealized holding gains (losses)
          arising
          during the period                   $     204,274    $     (71,495)  $      132,779
        Less:  reclassification adjustment
          for
          losses (gains) realized in net              9,436           (3,303)           6,133
          income
                                                 ---------------  --------------   --------------
        Net unrealized gains                        213,710          (74,798)         138,912
     =========================================     ============  ===============    ==========
     Reserve and  DAC adjustment                    (31,352)          10,973          (20,379)
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive income               $     182,358    $     (63,825)  $      118,533
     =========================================  ===============  ==============   ==============

        Other comprehensive loss at December 31, 1999 is summarized as follows:

                                                  Before-Tax     Tax (Expense)     Net-of-Tax
                                                    Amount        or Benefit         Amount
     =========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     securities:

        Unrealized holding (losses) gains
     arising ring the period                  $    (303,033)   $     106,061   $     (196,972)

        Less:  reclassification adjustment
     for   (gains) losses realized in net            (9,958)           3,485           (6,473)
     income
                                                ---------------  --------------   --------------
        Net unrealized (losses) gains              (312,991)         109,546         (203,445)
        Reserve and  DAC adjustment                  87,729          (30,705)          57,024
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive loss                 $    (225,262)   $      78,841   $     (146,421)
     =========================================  ===============  ==============   ==============


        Other comprehensive income at December 31, 1998 is summarized as follows:

                                                  Before-Tax     Tax (Expense)     Net-of-Tax
                                                    Amount        or Benefit         Amount
                                                ---------------  -------------------------------
     Unrealized gains on available-for-sale securities:

        Unrealized holding gains (losses)
     arising

           during the period                  $      39,430    $     (13,800)  $       25,630
        Less:  reclassification adjustment
     for

           (gains) losses realized in net           (14,350)           5,022           (9,328)
     income

                                                ---------------  --------------   --------------
        Net unrealized gains (losses)                25,080           (8,778)          16,302
     Reserve and  DAC adjustment                    (11,614)           4,065           (7,549)
                                                ---------------  --------------   --------------
                                                ---------------  --------------   --------------
     Other comprehensive income               $      13,466    $      (4,713)  $        8,753
                                                ===============  ==============   ==============

12.     STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

        At December 31, 2000 and 1999, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

        Dividends of $0, $0, and $6,692 were paid on preferred stock in 2000, 1999, and 1998, respectively. In addition, dividends of $134,149, $92,053, and $73,344 were paid on common stock in 2000, 1999, and 1998, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                     2000             1999            1998
                                 --------------  ---------------  -------------
                                  (Unaudited)
     Net income                $     293,521   $      253,123   $    225,863
     Capital and surplus           1,083,718        1,004,745        727,124

        In March 1998,  the  National  Association  of  Insurance  Commissioners
        adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance will require adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of Codification as modified by the Colorado Division of Insurance will increase statutory net worth as of January 1, 2001, by approximately $105,760 [Unaudited]. (The modifications adopted by the Colorado Division of Insurance had no effect on statutory net worth).

        The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 2000 were $1,083,718 and $275,231 [Unaudited], respectively. The Company should be able to pay up to $275,231[Unaudited] of dividends in 2001.

13.     STOCK OPTIONS

        The Parent has a stock option plan (the Lifeco plan) that provides for the granting of options on common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded with exercise prices of no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the Lifeco plan. As of December 31, 2000, 1999, and 1998, stock available for award to Company employees under the Lifeco plan aggregated 4,808,047, 885,150, and 1,424,400 shares.

        The plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vest and become exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2002 and expire ten years from the date of grant. Variable options granted to Company employees totaling 278,000 and 1,832,000 in 1998 and 1997, respectively, become exercisable if certain cumulative financial targets are attained by the end of 2001. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007. During 2000, the Company determined that it was probable that certain of these options would become exercisable and, accordingly, recorded compensation expense of $15,052 with a corresponding credit to additional paid-in capital as prescribed by AIN-APB 25.

        Additional variable options granted in 1998 and 2000 totaling 380,000 and 120,000, respectively, become exercisable if certain sales or financial targets are attained. During 2000, 1999, and 1998, 13,250, 11,250, and 30,000 of these options vested and accordingly, the Company recognized compensation expense of $151, $23, and $116, respectively. If exercisable, the exercise period expires ten years from the date of grant.

        The following table summarizes the status of, and changes in, Lifeco options granted to Company employees, which are outstanding and the weighted-average exercise price (WAEP) for 2000, 1999, and 1998. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                    2000                   1999                    1998
                            ---------------------  ----------------------  ----------------------
                             Options      WAEP      Options       WAEP      Options       WAEP
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Jan. 1     6,567,098 $    9.04    6,544,824 $    8.07     5,736,000 $    7.71
       Granted               1,386,503     14.88      575,500     16.48       988,000     13.90
       Exercised               351,300      6.77      234,476      5.69        99,176      5.93
       Expired or              120,750     12.10      318,750     13.81        80,000     13.05
     canceled

                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Dec. 31    7,481,551 $    9.83    6,567,098 $    9.04     6,544,824 $    8.07
                            ===========  ========  ===========  =========  ===========  =========

     Options exercisable

       at year-end           2,889,848 $    7.23    2,215,998 $    6.31     1,652,424 $    5.72
                            ===========  ========  ===========  =========  ===========  =========

     Weighted average
     fair
     value of options

     granted during year  $    4.38              $    5.23               $    4.46
                            ===========            ===========             ===========


        The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2000:

                                        Outstanding                         Exercisable
     ===================  ----------------------------------------- ----------------------------
                                                         Average                      Average
     ===================
          Exercise                         Average      Exercise                      Exercise
     ===================
        Price Range          Options         Life         Price        Options         Price
     -------------------  --------------  -----------  ------------ --------------   -----------
     $ 5.65 - 7.50          3,223,248        5.65    $     5.72       2,514,448   $       5.70
     $10.82 - 15.21         4,096,803        7.66    $    12.77         350,300   $      14.28
     $15.91 - 17.95           161,500        8.18    $    17.33          25,100   $      17.74


        Of the exercisable Lifeco options, 2,845,348 relate to basic option grants and 44,500 relate to variable grants.

        Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan in Canada. Under the PFC plan, options may be awarded with exercise price no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the PFC plan. As of December 31, 2000, 1999, and 1998, stock available for award under the PFC plan aggregated 2,790,800, 4,340,800, and 4,400,800 shares.

        Options granted to officers of the Company under the PFC plan become exercisable twenty percent per year commencing on the date of the grant and expire ten years from the date of grant.

        The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and the weighted-average exercise price (WAEP) for 2000, 1999, and 1998. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                    2000                   1999                    1998
                            ---------------------  ----------------------  ----------------------
                             Options      WAEP      Options       WAEP      Options       WAEP
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Jan. 1,      285,054 $    3.23      355,054 $    2.89     1,076,000 $    3.05
       Exercised               215,054      3.30       70,000      2.28       720,946      2.98
                            -----------  --------  -----------  ---------  -----------  ---------
     Outstanding, Dec.          70,000 $    2.29      285,054 $    3.23       355,054 $    2.89
     31,
                            ===========  ========  ===========  =========  ===========  =========
     Options exercisable
       at year-end              70,000 $    2.29      285,054 $    3.23       355,054 $    2.89
                            ===========  ========  ===========  =========  ===========  =========

        As of December 31, 2000, the PFC options outstanding have an exercise price of $2.29 and a weighted-average remaining contractual life of 3.33 years.

        The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25 under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $1,147, $1,039, and $727, in 2000, 1999, and 1998, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 2000, 1999, and 1998, respectively: dividend yields of 4.06%, 3.63%, and 3.0%, expected volatility of 30.1%, 32.4%, and 34.05%, risk-free interest rates of 6.61%, 6.65%, and 4.79% and expected lives of 7.5 years.

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

        Summarized segment financial information for the year ended and as of December 31 was as follows:

        Year ended December 31, 2000

        Operations:

                                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:
        Premium income                       $   1,142,136   $      190,430   $   1,332,566
        Fee income                                 752,309          119,318         871,627
        Net investment income                       94,800          836,641         931,441
        Realized investment (losses) gains          (3,572)          31,855          28,283
     ========================================  --------------   --------------  ---------------
             Total revenue                       1,985,673        1,178,244       3,163,917

     Benefits and Expenses:

        Benefits                                   922,925          822,946       1,745,871
        Operating expenses                         856,463          168,449       1,024,912
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses         1,779,388          991,395       2,770,783
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     Net operating income before income            206,285          186,849         393,134
     taxes

     ========================================
     Income taxes                                   70,197           63,843         134,040
                                               --------------   --------------  ---------------
             Net income                      $     136,088   $      123,006   $     259,094
     ========================================  ==============   ==============  ===============

        Assets:

                                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,438,650   $   12,239,947   $  13,678,597
     Other assets                                  980,245          857,407       1,837,652
     Separate account assets                     6,537,095        5,844,042      12,381,137
     ========================================  --------------   --------------  ---------------
             Total assets                    $   8,955,990   $   18,941,396   $  27,897,386
     ========================================  ==============   ==============  ===============


        Year ended December 31, 1999

        Operations:

                                                 Employee         Financial
     ========================================
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:

     ========================================
        Premium income                       $     990,449   $      172,734   $   1,163,183
     ========================================
        Fee income                                 548,580           86,567         635,147
     ========================================
        Net investment income                       80,039          795,907         875,946
     ========================================
        Realized investment (losses) gains          (1,224)           2,308           1,084
     ========================================  --------------   --------------  ---------------
             Total revenue                       1,617,844        1,057,516       2,675,360
     ========================================
     Benefits and Expenses:

     ========================================
        Benefits                                   789,084          792,755       1,581,839
     ========================================
        Operating expenses                         661,119          143,422         804,541
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses         1,450,203          936,177       2,386,380
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     ========================================
     ========================================
     Net operating income before income            167,641          121,339         288,980
     taxes

     ========================================
     Income taxes                                   51,003           32,259          83,262
                                               --------------   --------------  ---------------
             Net income                      $     116,638   $       89,080   $     205,718
     ========================================  ==============   ==============  ===============


        Assets:

                                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,464,111   $   11,593,944   $  13,058,055
     Other assets                                  741,438          910,677       1,652,115
     Separate account assets                     7,244,145        5,575,752      12,819,897
     ========================================  --------------   --------------  ---------------
             Total assets                    $   9,449,694   $   18,080,373   $  27,530,067
     ========================================  ==============   ==============  ===============


        Year ended December 31, 1998

        Operations:

                                                 Employee         Financial
                                                 Benefits         Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:

        Premium income                       $     746,898   $      247,965   $     994,863
        Fee income                                 444,649           71,403         516,052
        Net investment income                       95,118          802,242         897,360
        Realized investment gains                    8,145           30,028          38,173
     ========================================  --------------   --------------  ---------------
             Total revenue                       1,294,810        1,151,638       2,446,448

     Benefits and Expenses:


        Benefits                                   590,058          872,411       1,462,469
        Operating expenses                         546,959          141,269         688,228
     ========================================  --------------   --------------  ---------------
             Total benefits and expenses         1,137,017        1,013,680       2,150,697
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------


     Net operating income before income            157,793          137,958         295,751
     taxes


     Income taxes                                   50,678           48,158          98,836
                                               --------------   --------------  ---------------
             Net income                      $     107,115   $       89,800   $     196,915
     ========================================  ==============   ==============  ===============

The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                           2000            1999             1998
     ===============================  ---------------  --------------   --------------
      Premium Income:
        Employee Benefits


            Group Life & Health     $   1,142,136    $     990,449   $      746,898
     ===============================  ---------------  --------------   --------------
                 Total Employee         1,142,136          990,449          746,898
     Benefits
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
        Financial Services

            Savings                         7,253           14,344           16,765
            Individual Insurance          183,177          158,390          231,200
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Financial          190,430          172,734          247,965
                 Services
     ===============================  ---------------  --------------   --------------
             Total premium income   $   1,332,566    $   1,163,183   $      994,863
     ===============================  ===============  ==============   ==============

     Fee Income:

            Employee Benefits


            Group Life & Health     $     648,328    $     454,071   $      366,805
              (uninsured plans)
            401(k)                        103,981           94,509           77,844
     ===============================  ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Employee           752,309          548,580          444,649
     Benefits
     ===============================  ---------------  --------------   --------------
                                      ---------------  --------------   --------------
        Financial Services

            Savings                       111,201           81,331           71,403
            Individual Insurance            8,117            5,236
                                      ---------------  --------------   --------------
                                      ---------------  --------------   --------------
                 Total Financial          119,318           86,567           71,403
                 Services
     ===============================  ---------------  --------------   --------------
             Total fee income       $     871,627    $     635,147   $      516,052
     ===============================  ===============  ==============   ==============

15.     COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

                                       102

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the two most recent fiscal years or any subsequent interim period,  there has
been  no  change  in  the  Company's   independent   accountants   or  resulting
disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS
        ----------------------------

                                                Served as           Principal Occupation(s)
Director                           Age        Director From           For Last Five Years
------------------------------    -------    ----------------   --------------------------------
James Balog                         72            1993          Company Director
(1)(2)

James W. Burns, O.C.                71            1991          Chairman of the Boards of
(1)(2)(4)                                                       Great-West Lifeco, Great-West
                                                                Life, London Insurance Group
                                                                Inc. and London Life Insurance
                                                                Company; Deputy Chairman,
                                                                Power Corporation

Orest T. Dackow                     64            1991          Company Director since April
(1)(2)(4)                                                       2000; previously President and
                                                                Chief Executive Officer,
                                                                Great-West Lifeco

Andre Desmarais                     44            1997          President and Co-Chief
(1)(2)(4)(5)                                                    Executive Officer, Power
                                                                Corporation; Deputy Chairman,
                                                                Power Financial

Paul Desmarais, Jr.                 46            1991          Chairman and Co-Chief
(1)(2)(4)(5)                                                    Executive Officer, Power
                                                                Corporation; Chairman, Power
                                                                Financial

Robert Gratton                      57            1991          Chairman of the Board of the
(1)(2)(4)                                                       Company; President and Chief
                                                                Executive Officer, Power
                                                                Financial

Kevin P. Kavanagh                   68            1986          Company Director; Chancellor,
(1)(3)(4)                                                       Brandon University


William Mackness                    62            1991          Company Director
(1)(2)

                                                Served as           Principal Occupation(s)
Director                           Age        Director From           For Last Five Years
------------------------------    -------    ----------------   --------------------------------

William T. McCallum                 58            1990          President and Chief Executive
(1)(2)(4)                                                       Officer of the Company;
                                                                Co-President and Chief
                                                                Executive Officer, Great-West
                                                                Lifeco

Jerry E.A. Nickerson                64            1994          Chairman of the Board, H.B.
(3)(4)                                                          Nickerson & Sons Limited (a
                                                                management and holding company)

The Honourable                      63            1991          Vice-Chairman, Power
P. Michael Pitfield, P.C.,                                      Corporation; Member of the
Q.C.                                                            Senate of Canada
(1)(2)(4)

Michel Plessis-Belair, F.C.A.       58            1991          Vice-Chairman and Chief
(1)(2)(3)(4)                                                    Financial Officer, Power
                                                                Corporation; Executive
                                                                Vice-President and Chief
                                                                Financial Officer, Power
                                                                Financial

Brian E. Walsh                      47            1995          Managing Partner, Veritas
(1)(2)(3)                                                       Capital Management, LLC (a
                                                                merchant banking company)
                                                                since September 1997;
                                                                previously Partner, Trinity
                                                                L.P. (an investment company)

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

The following is a list of directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940.

J. Balog       .......       Transatlantic Holdings Inc.
 ........       .......       Phoenix-Zweig Advisers, LLC
 ........       .......       Euclid Fund

W.T. McCallum  .......Maxim Series Fund, Inc.
 ........       .......       Orchard Series Fund
 ........       .......       Variable Annuity Account A

IDENTIFICATION OF EXECUTIVE OFFICERS

                                               Served as
                                               Executive           Principal Occupation(s)
Executive Officer                  Age       Officer From            For Last Five Years
------------------------------    -------    --------------    ---------------------------------

William T. McCallum                 58           1984          President and Chief Executive
President and Chief                                            Officer of the Company;
Executive Officer                                              Co-President and Chief
                                                               Executive Officer, Great-West
                                                               Lifeco

Mitchell T.G. Graye                 45           1997          Executive Vice President and
Executive Vice President and                                   Chief Financial Officer of the
Chief Financial Officer                                        Company

James D. Motz                       51           1992          Executive Vice President,
Executive Vice President,                                      Employee Benefits of the
Employee Benefits                                              Company


Douglas L. Wooden                   44           1991          Executive Vice President,
Executive Vice President,                                      Financial Services of the
Financial Services                                             Company


John A. Brown                       53           1992          Senior Vice President,
Senior Vice President,                                         BenefitsCorp Healthcare Markets
BenefitsCorp Healthcare                                        of the Company
Markets

Mark Corbett                        41           2001          Senior Vice President,
Senior Vice President,                                         Investments of the Company
Investments

Donna A. Goldin                     53           1996          Executive Vice President and
Executive Vice President and                                   Chief Operating Officer, One
Chief Operating Officer,                                       Corporation since June 1996;
One Corporation                                                previously Executive Vice
                                                               President and Chief Operating
                                                               Officer, Harris Methodist
                                                               Health Plan (a health
                                                               maintenance organization)

Wayne T. Hoffmann                   45           2001          Senior Vice President,
Senior Vice President,                                         Investments of the Company
Investments

Mark S. Hollen                      42           2000          Senior Vice President, FASCorp
Senior Vice President,                                         of the Company
FASCorp

D. Craig Lennox                     53           1984          Senior Vice President, General
Senior Vice President,                                         Counsel and Secretary of the
General Counsel and Secretary                                  Company

Steve H. Miller                     48           1997          Senior Vice President, Employee
Senior Vice President,                                         Benefits Sales of the Company
Employee Benefits Sales

Charles P. Nelson                   40           1998          President, BenefitsCorp
President, BenefitsCorp

Martin Rosenbaum                    48           1997          Senior Vice President,
Senior Vice President,                                         Employee Benefits Finance of
Employee Benefits Finance                                      the Company

George E. Seller                    47           1999          Senior Vice President,
Senior Vice President,                                         BenefitsCorp Government Markets
BenefitsCorp Government                                        of the Company
Markets

Robert K. Shaw                      45           1998          Senior Vice President,
Senior Vice President,                                         Individual Markets of the
Individual Markets                                             Company

George D. Webb                      57           1999          Senior Vice President of the
President,                                                     Company since July 1999;
Advised Assets Group, Inc.                                     previously Principal, William
                                                               M. Mercer Investment Consulting
                                                               Inc. (an investment consulting
                                                               company)

                                               Served as

                                               Executive           Principal Occupation(s)
Executive Officer                  Age       Officer From            For Last Five Years
------------------------------    -------    --------------    ---------------------------------

Warren J. Winer                     54           2001          Senior Vice President, Employee
Senior Vice President,                                         Benefits of the Company
Employee Benefits

Jay W. Wright                       49           2001          Senior Vice President,
Senior Vice President,                                         Employee Benefits of the Company
Employee Benefits

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

ITEM 11.   EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2000, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for the three most recently completed financial years.

                                         SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------
================================ ============ ============================= =================================

                                                  Annual Compensation            Long-term Compensation
                                                                                         Awards

-------------------------------- ------------ ----------------------------- ---------------------------------
-------------------------------- ------------ ------------- --------------- ---------------------------------

           Name and                 Year         Salary         Bonus                  Options(1)
      Principal Position                          ($)            ($)                      (#)
-------------------------------- ------------ ------------- --------------- ---------------------------------
W.T. McCallum                       2000        871,500          (4)                   450,001(2)
President and Chief                 1999        834,659        680,000                 100,000(2)
Executive Officer                   1998        772,311        432,250                     --
-------------------------------- ------------ ------------- --------------- ---------------------------------
-------------------------------- ------------ ------------- --------------- ---------------------------------
D.L. Wooden                         2000        475,000        356,250                 200,001(2)
Executive Vice President,           1999        365,000        219,000                     --
Financial Services                  1998        330,000        198,000                     --
-------------------------------- ------------ ------------- --------------- ---------------------------------
-------------------------------- ------------ ------------- --------------- ---------------------------------
J.D. Motz                           2000        475,000          (4)                   200,001(2)
Executive Vice President,           1999        385,000        192,500                     --
Employee Benefits                   1998        350,000        157,500                     --
-------------------------------- ------------ ------------- --------------- ---------------------------------
-------------------------------- ------------ ------------- --------------- ---------------------------------
                                    2000        375,000        253,200                 125,001(2)
M.T.G. Graye                        1999        315,000        189,000
Executive Vice President,           1998        275,000        151,250                  18,000(2)
Chief Financial Officer                                                                 18,000(3)
-------------------------------- ------------ ------------- --------------- ---------------------------------
-------------------------------- ------------ ------------- --------------- ---------------------------------
J.T. Hughes                         2000        352,955        157,500                     --
Senior Vice President,              1999        350,000        185,500                     --
Chief Investment Officer            1998        338,000        185,900                     --
================================ ============ ============= =============== =================================

(1) The options set out are options for common shares of Great-West Lifeco which are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan ("Lifeco Options").

(2) These Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.

(3) All or portions of these Lifeco Options become exercisable if certain financial targets are attained. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007.

(4) The bonuses for W.T. McCallum and J.D. Motz are calculated on a formula basis, the results of which were not determined as at the date hereof. The bonuses will be reflected in next year's Form 10-K.


B.      OPTIONS

The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.50.

                                 OPTION GRANTS IN LAST FISCAL YEAR
======================================================================= ============================
                                                                        Potential realizable value
                                                                        at assumed annual rates of
                          Individual Grants                             stock price appreciation
                                                                        for option term
----------------------------------------------------------------------- ----------------------------
      Name         Options   Percentage   Exercise or     Expiration         5%            10%
                             of total
                             options

                             granted to
                             employees
                   Granted   in fiscal    base price
                     (#)     year         ($/share)          date           ($)            ($)
------------------ --------- ------------ -------------- -------------- ------------- --------------
W.T. McCallum      450,001      12.42         14.85        April 26,     4,202,600     10,650,204
                                                             2010

------------------ --------- ------------ -------------- -------------- ------------- --------------
------------------ --------- ------------ -------------- -------------- ------------- --------------
D.L. Wooden        200,001      5.52          14.85        April 26,     1,867,827      4,733,437
                                                             2010

------------------ --------- ------------ -------------- -------------- ------------- --------------
------------------ --------- ------------ -------------- -------------- ------------- --------------
J.D. Motz          200,001      5.52          14.85        April 26,     1,867,827      4,733,437
                                                             2010

------------------ --------- ------------ -------------- -------------- ------------- --------------
------------------ --------- ------------ -------------- -------------- ------------- --------------
M.T.G. Graye       125,001      3.45          14.85        April 26,     1,167,396      2,958,407
                                                             2010

================== ========= ============ ============== ============== ============= ==============

Prior to April 24,1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial ("PFC Options") were granted. The following table describes all PFC Options exercised in 2000, and all unexercised PFC Options held as of December 31, 2000, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.50.

                              AGGREGATED PFC OPTION EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
=================== ============ =========== =========================== ============================
                                                                            Value of unexercised
                                                                                   in-the-
                                               Unexercised options at      money options at fiscal
                                                                                    year-
                                                  fiscal year-end                    end
                                                        (#)                          ($)
------------------- ------------ ----------- --------------------------- ----------------------------
                      Shares
                     acquired      Value

                    on exercise   realized   Exercisable  Unexercisable  Exercisable  Unexercisable
Name                    (#)         ($)
------------------- ------------ ----------- ------------ -------------- ------------ ---------------
D.L. Wooden           176,000    3,097,417        -             -             -             -
------------------- ------------ ----------- ------------ -------------- ------------ ---------------
M.T.G. Graye                                    70,000          -         1,389,354         -
=================== ============ =========== ============ ============== ============ ===============

Commencing April 24,1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all
Lifeco Options exercised in 2000, and all unexercised Lifeco Options held as of December 31, 2000, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.50.


                            AGGREGATED LIFECO OPTION EXERCISES IN
                      LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Value of unexercised in-the-
                                             Unexercised options at    money options at fiscal year-
                                                fiscal year-end                     end
                                                      (#)                           ($)

                      Shares
                     acquired     Value

                    on exercise  realized  Exercisable  Unexercisable  Exercisable   Unexercisable
Name                    (#)        ($)

W.T. McCallum            -          -        650,000      1,100,000    10,863,217     14,437,420
D.L. Wooden              -          -        160,000        540,001     3,058,343      6,931,760
J.D. Motz                -          -        220,000        580,001     4,094,055      7,622,235
M.T.G. Graye             -          -        112,800        312,201     2,099,536      3,910,234
J.T. Hughes              -          -        128,000         32,000     2,446,507        611,627
=================== ============ ========= ============ ============== ============ =================


C.      PENSION PLAN TABLE

The following table sets out the pension benefits payable to the Named Executive Officers by Great-West Life or the Company.

                               PENSION PLAN TABLE
                                 Years of Service


  Remuneration

      ($)               15              20              25              30               35

     400,000          120,000         160,000         200,000        240,000          240,000
     500,000          150,000         200,000         250,000        300,000          300,000
     600,000          180,000         240,000         300,000        360,000          360,000
     700,000          210,000         280,000         350,000        420,000          420,000
     800,000          240,000         320,000         400,000        480,000          480,000
     900,000          270,000         360,000         450,000        540,000          540,000
   1,000,000          300,000         400,000         500,000        600,000          600,000
================= =============== =============== =============== =============== =================

The Named Executive Officers have the following years of service.

                       Name               Years of Service

              -----------------------   ---------------------

              W.T. McCallum                      35
              D.L. Wooden                        10
              J.D. Motz                          30
              M.T.G. Graye                        7
              J.T. Hughes                        11

W.T. McCallum is entitled, upon election, to receive the benefits shown as of December 31, 2000, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For M.T.G. Graye, J.T. Hughes, J.D. Motz and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $22,500, and a meeting fee of $1,500 for each meeting of the Board of Directors or a committee thereof attended. For each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,500 for each meeting of the Board of Directors, or a committee thereof, attended which is not coincident with a Great-West Life meeting. In addition, all directors are reimbursed for incidental expenses.

The above amounts are paid in the currency of the country of residence of the director.

E.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
        -----------------------------------------------------------

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of March 1, 2001, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the Company's 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(2) 100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(3) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by GWL&A Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(4) 100% of the outstanding common shares of GWL&A Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5) 81.7% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of February 1, 2001, by (i) the directors of the Company;
(ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.

                          Great-West Lifeco   Power Financial             Power Corporation of
                          Inc.                Corporation                 Canada
                          (1)                 (2)                         (3)
Directors

J. Balog                          -                       -                          -
J. W. Burns                    153,659                  8,000                     400,640
                                                                              200,000 options
O.T. Dackow                     79,973                    -                          -
                           200,000 options
A. Desmarais                    51,659                  21,600                    142,333
                                                                             2,088,000 options
P. Desmarais, Jr.               43,659                    -                        1,533
                                                                             1,878,000 options
R. Gratton                     330,000                 310,000                     7,851
                                                  6,780,000 options
K. P. Kavanagh                  18,500                    -                          -
W. Mackness                       -                       -                          -
W.T. McCallum                   55,874                  19,500                       -
                           650,000 options
J.E.A. Nickerson                  -                     4,000                      4,000
P.M. Pitfield                   90,000                  75,000                    100,000
                                                                              309,000 options
M. Plessis-Belair               20,000                  3,000                      16,984
                                                                              223,300 options
B.E. Walsh                        -                       -                          -

Named Executive Officers

W.T. McCallum                   55,874                  19,500                       -
                           650,000 options

D.L. Wooden                160,000 options             113,000                       -

J.D. Motz                       13,159                    -                          -
                           220,000 options

M.T.G. Graye                    1,047                   50,000                       -
                           112,800 options          70,000 options

J.T. Hughes                     11,024                    -                          -
                           128,000 options


Directors and Executive
Officers as a Group
                               918,887                 554,100                    674,141
                          1,918,600 options       6,850,000 options          4,698,300 options


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

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 2.0% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.1% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1.1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.7 % of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:

A.         INDEX TO FINANCIAL STATEMENTS

           Independent Auditors' Report on Consolidated Financial Statements for the Years Ended December 31, 2000, 1999, and 1998

           Consolidated Balance Sheets as of December 31, 2000 and 1999

           Consolidated Statements of Income for the Years Ended
             December 31, 2000, 1999, and 1998

           Consolidated Statements of Stockholder's Equity for the Years Ended
             December 31, 2000, 1999, and 1998

           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999, and 1998

           Notes to Consolidated Financial Statements for the Years Ended
             December 31, 2000, 1999, and 1998

All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.      INDEX TO EXHIBITS

   Exhibit Number                                Title

----------------------   ------------------------------------------------------

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

          10             Material Contracts

        10.1             Description of Executive Officer Annual
                         Incentive Bonus Program

                         Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

        10.2             Great-West Lifeco Inc. Stock Option Plan

                         Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

        10.3             Supplemental Executive Retirement Plan

                         Filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                         Amendment No. 3 to Supplemental Executive Retirement Plan filed herewith.

        10.4             Executive Deferred Compensation Plan

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

C.      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


By: /s/     W.T. McCallum

            -------------------------------------------------------------------
            William T. McCallum
            President and Chief Executive Officer

Date:  March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Signature and Title                   Date
            ------------------------------------------   -----------------------

   /s/      William T. McCallum                               March 28, 2001
            ------------------------------------------
            William T. McCallum
            President and Chief Executive Officer
            and a Director

   /s/      Mitchell T.G. Graye                               March 28, 2001
            ------------------------------------------
            Mitchell T. G. Graye
            Executive Vice President and Chief
            Financial Officer

   /s/      Glen R. Derback                                   March 28, 2001
            ------------------------------------------
            Glen R. Derback
            Vice President and Controller

   /s/      James Balog *                                     March 28, 2001
            ------------------------------------------
            James Balog, Director

   /s/      James W. Burns *                                  March 28, 2001
            ------------------------------------------
            James W. Burns, Director

   /s/      Orest T. Dackow *                                 March 28, 2001
            ------------------------------------------
            Orest T. Dackow, Director

                             Signature and Title                   Date
            ------------------------------------------   -----------------------


   /s/      Andre Desmarais *                                 March 28, 2001
            ------------------------------------------
            Andre Desmarais, Director

   /s/      Paul Desmarais, Jr. *                             March 28, 2001
            ------------------------------------------
            Paul Desmarais, Jr., Director

   /s/      Robert Gratton *                                  March 28, 2001
            ------------------------------------------
            Robert Gratton, Director

   /s/      Kevin P. Kavanagh *                               March 28, 2001
            ------------------------------------------
            Kevin P. Kavanagh, Director

   /s/      William Mackness *                                March 28, 2001
            ------------------------------------------
            William Mackness, Director

   /s/      Jerry E.A. Nickerson *                            March 28, 2001
            ------------------------------------------
            Jerry E.A. Nickerson, Director

   /s/      P. Michael Pitfield *                             March 28, 2001
            ------------------------------------------
            P. Michael Pitfield, Director

   /s/      Michel Plessis-Belair *                           March 28, 2001
            ------------------------------------------
            Michel Plessis-Belair, Director

   /s/      Brian E. Walsh *                                  March 28, 2001
            ------------------------------------------
            Brian E. Walsh, Director

                             Signature and Title                    Date
            -----------------------------------------     ----------------------


By: /s/     D. Craig Lennox                                    March 28, 2001
            -----------------------------------------
            D. Craig Lennox

            Attorney-in-fact pursuant to filed Power of Attorney



                 SUBSIDIARIES OF GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                                                JURISDICTION OF INCORPORATION OR
                                                              ORGANIZATION

SUBSIDIARY

Advised Assets Group, Inc.                                    Colorado
Alta Health & Life Insurance Company                          Indiana
AH&L Agency, Inc.                                             New York
BenefitsCorp, Inc.(1)                                         Delaware
BenefitsCorp Equities, Inc.                                   Delaware
Deferred Compensation of Michigan, Inc.                       Michigan
Financial Administrative Services Corporation  (2)            Colorado
First Great-West Life & Annuity Insurance Company             New York
Great-West Benefit Services, Inc.                             Delaware
Great-West Realty Investments, Inc.                           Delaware
Greenwood Investments, Inc.                                   Colorado
GW Capital Management, LLC                                    Colorado
GWL Properties, Inc.                                          Colorado
Maxim Series Fund, Inc.                                       Maryland
National Plan Coordinators of Delaware, Inc.                  Delaware
National Plan Coordinators of Ohio, Inc.                      Ohio
National Plan Coordinators of Washington, Inc.                Washington
NPC Administrative Services Corporation                       Delaware
NPC Securities, Inc.                                          California
One Benefits Corporation                                      Colorado
One Health Plan, Inc.                                         Vermont
One Health Plan of Alaska, Inc.                               Alaska
One Health Plan of Arizona, Inc.                              Arizona
One Health Plan of California, Inc.                           California
One Health Plan of Colorado, Inc.                             Colorado
One Health Plan of Florida, Inc.                              Florida
One Health Plan of Georgia, Inc.                              Georgia
One Health Plan of Illinois, Inc.                             Illinois
One Health Plan of Indiana, Inc.                              Indiana
One Health Plan of Kansas/Missouri, Inc.                      Kansas
One Health Plan of Maine, Inc.                                Maine
One Health Plan of Massachusetts, Inc.                        Massachusetts
One Health Plan of Michigan, Inc.                             Michigan
One Health Plan of Minnesota, Inc.                            Minnesota
One Health Plan of Nevada, Inc.                               Nevada
One Health Plan of New Hampshire, Inc.                        New Hampshire
One Health Plan of New Jersey, Inc.                           New Jersey
One Health Plan of New York, Inc.                             New York
One Health Plan of North Carolina, Inc.                       North Carolina
One Health Plan of Ohio, Inc.                                 Ohio
One Health Plan of Oregon, Inc.                               Oregon
One Health Plan of Pennsylvania                               Pennsylvania
One Health Plan of South Carolina, Inc.                       South Carolina
One Health Plan of Tennessee, Inc.                            Tennessee
One Health Plan of Texas, Inc.                                Texas
One Health Plan of Virginia, Inc.                             Virginia
One Health Plan of Washington, Inc.                           Washington
One Health Plan of Wisconsin, Inc.                            Wisconsin
One Health Plan of Wyoming, Inc.                              Wyoming
One of Arizona, Inc.                                          Arizona
One Orchard Equities, Inc.                                    Colorado
Orchard Capital Management, LLC                               Colorado
Orchard Series Fund                                           Delaware
Orchard Trust Company                                         Colorado
P.C. Enrollment Services & Insurance Brokerage, Inc.          Massachusetts
Renco, Inc.                                                   Delaware


(1)     Also doing business as Benefits Insurance Services, Inc.
(2) Also doing business as Financial Administrative Services Corporation of Colorado.


                                  EXHIBIT 10.3

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

EXECUTIVE DEFERRED COMPENSATION PLAN

AMENDMENT NO. 3


The Great-West Life & Annuity Insurance Company ("GWL&A") Executive Deferred Compensation Plan, originally established by The Great-West Life Assurance Company effective January 1, 1993, and transferred to and adopted by GWL&A effective January 1, 1997, is amended pursuant to this Amendment No. 3, approved by the GWL&A Executive Committee of the Board of Directors on September 26, 2000, as follows:

"The Great-West Life & Annuity Insurance Company Executive Deferred Compensation Plan ('the Plan') is hereby amended by adding the following wording as the second paragraph of Section 2.11:

'Earnings', effective on the August 30, 2000 Determination Date, means the rate of growth credited to an Account on each Determination Date in a calendar year which shall be equal to the Moody's Long-Term Corporate Bond Yield Averages yield for the previous calendar month, plus 0.45% (if such index is no longer published, a substantially similar index shall be selected by the Board). This provision is to be effective until it is reviewed by the Board on or before October 1, 2002; at that time, the Board will re-approve this 'Earnings' definition or will revise the definition (for a period to be determined at that time by the Board)."

IN WITNESS WHEREOF, this Amendment No. 3 has been executed as of
                    September 26, 2000.


               .......    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


               .......    By: _/s/ W.T. McCallum_____________________________
                              ------------------
               .......    President and Chief Executive Officer

               .......    By: _/s/ D.C. Lennox_______________________________
                              ----------------
               .......    Senior Vice President, General Counsel and Secretary