Form 10-Q
period 2001-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-08-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2001
                               ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                               -------------------     ------------------

Commission file number                     333-1173
                               ----------------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

        Colorado                          84-0467907
----------------------------------   ---------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

               8515 East Orchard Road, Greenwood Village, CO 80111
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [303] 737-4128
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes             X             No
             -----------------           -----------------

As of June 30, 2001, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                       11
                                TABLE OF CONTENTS


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

             Signature

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  -------------------------------    --------------------------------
                                                      2001             2000              2001              2000
                                                  -------------    --------------    --------------    --------------
REVENUES:
  Premium income                              $       262,900   $      318,408    $      597,330    $      671,143
  Fee income                                          231,601          213,229           482,850           424,863
  Net investment                                      244,653          228,005           485,319           458,381
  Net realized gains on investments                     1,264            9,154             8,932            10,491
                                                  -------------    --------------    --------------    --------------

                                                      740,418          768,796         1,574,431         1,564,878
                                                  -------------    --------------    --------------    --------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                      246,676          287,725           531,916           569,096
  Increase (decrease) in reserves                     (12,656)           3,953            29,315            29,511
  Interest paid or credited to
    Contractholders                                   133,038          109,235           266,822           234,929
  Provision for policyholders' share of
    earnings on participating business                    723            2,176             2,311             4,454
  Dividends to policyholders                           16,165           15,341            39,526            37,972
                                                  -------------    --------------    --------------    --------------

                                                      383,946          418,430           869,890           875,962
                                                  -------------    --------------    --------------    --------------

  Commissions                                          46,951           52,660            94,230            99,080
  Operating expenses                                  213,963          176,301           416,095           378,233
  Premium taxes                                         6,447           15,683            13,586            24,432
  Special charges                                     127,040                            127,040
                                                  -------------    --------------    --------------    --------------

                                                      778,347          663,074         1,520,841         1,377,707
                                                  -------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES                            (37,929)         105,722            53,590           187,171

PROVISION FOR INCOME TAXES:
  Current                                              44,686           24,582            57,725            37,134
  Deferred                                            (60,941)          12,765           (41,911)           28,962
                                                  -------------    --------------    --------------    --------------

                                                      (16,255)          37,347            15,814            66,096
                                                  -------------    --------------    --------------    --------------

NET INCOME (LOSS)                             $       (21,674)  $       68,375    $       37,776    $      121,075
                                                  =============    ==============    ==============    ==============







See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
ASSETS                                                                         2001                     2000
------
                                                                        --------------------    ---------------------

INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $9,637,689 and $9,372,009)                    $          9,755,527     $         9,419,865
  Mortgage loans on real estate, net                                             765,291                 843,371
  Common stock                                                                    91,748                  95,036
  Real estate, net                                                               107,378                 106,690
  Policy loans                                                                 2,906,384               2,809,973
  Short-term investments, available-for-sale
    (amortized cost $344,456 and $414,382)                                       330,635                 414,382
                                                                        --------------------    ---------------------

    Total investments                                                         13,956,963              13,689,317

  Cash                                                                           160,397                 153,977
  Reinsurance receivable                                                         226,570                 233,968
  Deferred policy acquisition costs                                              268,002                 279,688
  Investment income due and accrued                                              122,940                 139,152
  Uninsured claims receivable                                                    100,752                 227,803
  Other assets                                                                   773,325                 503,533
  Premiums in course of collection                                                90,440                 149,969
  Deferred income taxes                                                          165,490                 138,842
  Separate account assets                                                     12,673,244              12,381,137
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         28,538,123     $        27,897,386
                                                                        ====================    =====================

                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2001                     2000
------------------------------------
                                                                        --------------------    ---------------------

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,284,481     $        12,045,000
  Policy and contract claims                                                     374,638                 441,326
  Policyholders' funds                                                           245,019                 266,235
  Provision for policyholders' dividends                                          74,021                  72,716
  Undistributed earnings on participating business                               164,166                 165,754

GENERAL LIABILITIES:

  Due to GWL                                                                      20,126                  43,081
  Due to GWL&A Financial Inc.                                                    194,976                 171,347
  Repurchase agreements                                                          231,402
  Commercial paper                                                                98,701                  97,631
  Other liabilities                                                              793,528                 785,730
  Separate account liabilities                                                12,673,244              12,381,137
                                                                        --------------------    ---------------------

    Total liabilities                                                         27,154,302              26,469,957
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     722,044                 717,704
  Accumulated other comprehensive income                                          42,409                  33,672
  Retained earnings                                                              612,336                 669,021
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                 1,383,821               1,427,429
                                                                        --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         28,538,123     $        27,897,386
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $             37,776     $           121,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain allocated to participating policyholders                                  2,311                   4,454
    Amortization of investments                                                  (38,330)                (25,395)
    Realized (losses) gains on disposal of investments
      and write-downs of mortgage loans and real estate                           (8,932)                (10,491)
    Amortization                                                                  24,519                  25,361
    Deferred income taxes                                                        (41,911)                 28,962
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   111,767                 300,142
    Reinsurance receivable                                                         7,398                  (3,959)
    Accrued interest and other receivables                                       202,792                 (51,783)
    Write-off of Goodwill                                                         23,040
    Other, net                                                                  (280,175)                 56,546
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                     40,255                 444,912
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities:
      Held-to-maturity
        Maturities and redemptions                                                                       212,164
      Available-for-sale
        Sales                                                                  2,747,351                 666,969
        Maturities and redemptions                                               629,040                 436,865
    Mortgage loans                                                                76,757                  67,751
    Real estate                                                                  103,038                   6,863
    Common stock                                                                  19,600                  12,102
  Purchases if investments:
    Fixed maturities
      Held-to-maturity                                                        (3,532,344)                (85,433)
      Available-for-sale                                                                              (1,314,985)
    Mortgage loans                                                                                        (1,917)
    Real estate                                                                 (104,407)                (20,439)
    Common stock                                                                 (24,769)                (24,796)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                                        (85,734)                (44,856)
                                                                        --------------------    ---------------------



                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
FINANCING ACTIVITIES:

  Contract withdrawals, net of deposits                             $            (86,787)    $          (283,662)
  Net GWL repayments                                                             (22,955)                 (2,191)
  Net GWL&A Financial borrowings                                                  23,629
  Dividends paid                                                                 (94,461)                (57,775)
  Commercial paper borrowings                                                      1,070                  99,128
  Repurchase agreements borrowings (repayments)                                  231,402                 (80,579)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) financing activities                           51,898                (325,079)
                                                                        --------------------    ---------------------

NET INCREASE IN CASH                                                               6,420                  74,977

CASH, BEGINNING OF YEAR                                                          153,977                 267,514
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $            160,397     $           342,491
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 [Dollars in Thousands]

---------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                                      Accumulated
                                                                                     Additional          Other
                             Preferred Stock                 Common Stock             Paid-in        Comprehensive        Retained
                         ------------------------     ---------------------------
                          Shares         Amount         Shares         Amount         Capital            Income           Earnings
                         ----------     ---------     -----------    ------------    -----------     ---------------     -----------
BALANCE, JANUARY 1, 2001       0    $          0      7,032,000   $      7,032    $    717,704   $          33,672   $     669,021

  Net income                                                                                                                37,776
  Other comprehensive                                                                                        8,737
     income

Total comprehensive
     income

Dividends                                                                                                                  (94,461)
Income tax benefit on
  stock compensation                                                                     4,340
                         ----------     ---------     -----------    ------------    -----------     ---------------     -----------

BALANCE, JUNE 30, 2001         0    $          0      7,032,000   $      7,032    $    722,044   $          42,409   $     612,336
                         ==========     =========     ===========    ============    ===========     ===============     ===========



                                          Total
                                       -----------
BALANCE, JANUARY 1, 2001            $   1,427,429

  Net income                               37,776
  Other comprehensive                       8,737
     income
                                       -----------
Total comprehensive                        46,513
     income
                                       -----------
Dividends                                 (94,461)
Income tax benefit on
  stock compensation                        4,340
                                       -----------

BALANCE, JUNE 30, 2001              $   1,383,821
                                       ===========








See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

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

         Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted. The SFAS requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

         Hedge ineffectiveness of $1,008 and $1,350, determined in accordance with SFAS 133 for the second quarter and the first six months of June 2001, was recorded in net investment income.

         Derivative gains and losses included in OCI are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. For the second quarter and the first six months of 2001, $87 and $228 of derivative gains were reclassified to net investment income. The Company estimates that $457 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

         On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

3.       OTHER

         On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial was an indirect wholly owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco, Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Company's report on Form 10-K for the year ended December 31, 2000, for additional information on the Company's organization.

         Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's ("General American") group life and health insurance business that primarily consists of administrative services only and stop-loss policies. The agreement converted to an assumption reinsurance agreement on January 1, 2001. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

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

         In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to its Alta Health & Life Insurance Company subsidiary. The principal components of the charge include $58 million from Premiums and Claims, $46 million from Premium Deficiency Reserve and $23 million from Goodwill. Alta was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Operating Summary             Three Months Ended June 30,              Six Months Ended June 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $           263    $            318    $            597   $             671
         Fee income                               231                 213                 483                 425
         Net investment income                    245                 228                 485                 458
         Realized investment
           Gains                                    1                  10                   9                  10
                                         ---------------    ----------------     --------------     ----------------
         Total revenues                           740                 769               1,574               1,565

         Total benefits and
         expenses, excluding
         special charges                          651                 663               1,394               1,378
         Income tax expenses                       30                  37                  62                  66
                                         ---------------    ----------------     --------------     ----------------
         Net income
           before special charges                  59                  68                 119                 121
         Special charges (net)                     81                                      81
                                         ---------------    ----------------     --------------     ----------------
         Net income (loss)            $           (22)   $             68    $             38   $             121
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $           176    $            184    $            374   $             354
         Deposits to separate
           Accounts                               686               1,010               1,642               1,671
         Self-funded premium
           Equivalents                          1,426               1,309               2,976               2,497

                Balance Sheet                                                      June 30,          December 31,
                 [Millions]                                                          2001                2000
         ----------------------------                                            --------------     ----------------

         Investment assets                                                   $          13,957  $           13,689
         Separate account
           Assets                                                                       12,673              12,381
         Total assets                                                                   28,538              27,897
         Total policy
           benefit liabilities                                                          12,978              12,757
         Due to GWL                                                                         20                  43
         Due to GWL&A
           Financial                                                                       195                 171
         Total stockholder's
           Equity                                                                        1,384               1,427

         GENERAL

         This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect", "anticipate", "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

         The following discussion addresses the financial condition of the Company as of June 30, 2001, compared with December 31, 2000, and its results of operations for the three months and six months ended June 30, 2001, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2000 to which the reader is directed for additional information.

         CONSOLIDATED RESULTS

         The Company's consolidated net income decreased $9 million or 13% and $2 million or 2% for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The decrease reflects a decrease of $8 million and $9 million for the second quarter and first six months of 2001 in the Employee Benefits segment that resulted primarily from unfavorable morbidity and mortality. These results are before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to our Alta Health & Life Insurance Company subsidiary. The Company acquired Alta on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

         Total revenues decreased $28 million or 4% and increased $10 million or 1% for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The decline in revenues for the second quarter and the increase for the first six months of 2001 was comprised of decreased premium income of $56 million and $74 million, and decreased realized gains on investments of $8 million and $2 million. This was partially offset by fee income that increased $18 million and $58 million and net investment income that increased $17 million and $27 million for the second quarter and the first six months of 2001, when compared to the second quarter and first six months of 2000.

         The decline in premium income is primarily in the Employee Benefits segment primarily due to a higher level of terminations.

         Realized investment gains decreased $9 million during the second quarter of 2001 compared to the same period last year. Realized investment gains decreased $2 million during the first six months of 2001 compared to the same period last year. The majority of the decrease is from gains of $7 million and $8 million from the sale of common stock during the second quarter and first six months of 2000 compared to $16 thousand and $600 thousand during the same periods this year.

         The growth in fee income is primarily in the Employee Benefits segment due to a combination of a change in the marketing agreement with New England and increased pricing associated with the administration portion of the ASO contract.

         The increase in net investment income was primarily the result of increasing interest rates in 2000. The actual earned rate at June 30, 2001 was 7.38% compared to 7.04% at June 30, 2000.

         The benefits and expenses decreased $12 million or 2% and increased $16 million or 1% for the second quarter and the first six months of 2001 when compared to the second quarter and first six months of 2000. The growth in benefits and expenses was primarily due to an increase in operating expenses.

         Income tax expense decreased $7 million or 19% and $4 million or 6% for the second quarter and the first six months of 2001 when compared to the same period in 2000. The decrease reflects lower pre-tax earnings for the second quarter and the first six months of 2001.

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

         Deposits for investment-type contracts increased $20 million or 6% for the six months of 2001 when compared to the six months of 2000. This increase is primarily attributable to the Financial Services segment, where the Company has experienced growth in premium for fixed annuity products due to the impact of the higher volatility in the variable marketplace.

         Deposits for separate accounts decreased $29 million or 2% for the six months of 2001 when compared to the six months of 2000. The decrease is due primarily to, decreased sales in the 401(k) line of business and decreased public/non-profit single premiums.

         Self-funded premium equivalents increased $479 million or 19% for the six months of 2001 when compared to the six months of 2000. The increase was due to the General American business ($196 million) and higher overall claims volume for the self-funded business.

         SEGMENT RESULTS

         Employee Benefits

         The following is a summary of certain financial data of the Employee Benefits segment:


              Operating Summary             Three Months Ended June 30,              Six Months Ended June 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $           226    $            277    $            508   $             579
         Fee income                               199                 182                 415                 365
         Net investment income                     22                  22                  47                  46
         Realized investment
           gains (losses)                           1                  (1)                  3                  (3)
                                         ---------------    ----------------     --------------     ----------------
         Total revenues                           448                 480                 973                 987

         Total benefits and
           Expenses                               406                 423                 889                 888
         Income tax expenses                       13                  20                  28                  34
                                         ---------------    ----------------     --------------     ----------------
         Net income before
           special charges                         29                  37                  56                  65
         Special charges (net)                     81                                      81
                                         ---------------    ----------------     --------------     ----------------
         Net income (loss)            $           (52)   $             37    $            (25)  $              65
                                         ===============    ================     ==============     ================
                                         ===============    ================     ==============     ================


         Deposits for investment-
           type contracts             $             7    $              5    $             14   $              20
         Deposits to separate
           Accounts                               431                 503               1,023                 967
         Self-funded premium
           Equivalents                          1,426               1,309               2,976               2,497

         Fee income increased $17 million and $50 million for the second quarter and for the first six months of 2001, compared to the second quarter and the first six months of 2000. The increase is due primarily to the restructuring of the New England joint venture which is offset with higher operating expenses, as well as price increases in the overall group health block of business.

         Total benefits and expenses decreased $17 million and increased $1 million for the second quarter and for the first six months of 2001 when compared to the six months of 2000. The increase is due primarily to unfavorable morbidity in the group health business and higher operating expenses.

         401(k) premiums and deposits increased 5% for the first six months of 2001 (from $1,038 million to $1,088 million) when compared to the six months of 2000. Assets under administration (including third-party administration) in 401(k) decreased 4.8% over the first six months of 2001 reflecting lower U.S. equity markets. The number of contributing participants increased from 551,000 at December 31, 2000 to 562,800 at June 30, 2001.

         Self-funded premium equivalents increased $117 million and $479 million for the second quarter and the first six months of 2001 compared to the second quarter and first six months of 2000. The increase is primarily due to higher self-insured claims volume.

         The decrease in earnings for the first six months of 2001 compared to a year ago was primarily related to the decision to discontinue writing new business for Alta Health & Life Insurance Company and the related $81 million (after tax) special charge, discussed previously.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.

              Operating Summary             Three Months Ended June 30,              Six Months Ended June 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $            38    $             41    $             90   $              92
         Fee income                                33                  31                  68                  59
         Net investment income                    222                 206                 438                 413
         Realized investment
           Gains                                                       10                   6                  14
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                         293                 288                 602                 578

         Total benefits and
           Expenses                               245                 240                 505                 490
         Income tax expenses                       17                  17                  34                  32
                                         ---------------    ----------------     --------------     ----------------
           Net income                 $            31    $             31    $             63   $              56
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $           168    $            178    $            359   $             334
         Deposits to separate
           Accounts                               292                 507                 618                 704

         Net income for Financial Services was unchanged for the three months ended June 30, 2001 when compared to the same period last year and increased $7 million or 13% for the six months of 2001 when compared to the six months of 2000, due primarily to improved mortality in individual insurance and increased interest margins on public non-profit business.

         Savings

         Savings premiums and deposits increased $80 million (from $287 million to $367 million) for the three months ended June 2001 when compared to the same period last year and increased $251 million (from $631 million to $882 million) or 40% for the first six months of 2001 when compared to the first six months of 2000, which reflects primarily growth in deposits to separate accounts ($150 million) and growth in deposits to traditional fixed annuity products ($93 million).

         The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts increased 2.6% from December 31, 2000.

         The Financial Services segment's savings business experienced strong growth during the first six months of 2001. The total lives under administration increased from 1,002,785 at December 31, 2000, to 1,222,240 at June 30, 2001.

         Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $1,173 million at June 30, 2001 compared to $749 million at December 31, 2000.

         Life Insurance

         Individual life insurance revenues and premiums of $126 million and $254 million for the second quarter and first six months of 2001 represent a decrease of $345 million or 73% and $305 million or 55% from the same periods last year. These decreases are primarily due to a decrease in BOLI separate account deposits.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

         Fixed Maturities

         Fixed maturities investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

         Private placement investments are generally less marketable than publicly traded assets, yet they typically offer covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

         One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of rating agencies.

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                    June 30,                  December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              55.5  %                     53.5  %
         AA                                                                9.3  %                     10.2  %
         A                                                                14.7  %                     16.2  %
         BBB                                                              18.0  %                     19.0  %
         BB and Below (non-investment grade)                               2.5  %                      1.1  %
                                                              ----------------- ----     ------------------ ----


                                TOTAL                                    100.0  %                    100.0  %

         During the first six months of 2001, net realized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $9 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $491 million and $568 million as of June 30, 2001 and December 31, 2000, respectively.

         Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of commercial paper and equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

         Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers. The Company had $231 million of repurchase agreements at June 30, 2001, compared to zero at December 31, 2000. The Company's participation in repurchase agreements depends on current market conditions. Therefore, fluctuations may occur.

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $98.7 million and $97.6 million of commercial paper outstanding at June 30, 2001, and December 31, 2000, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings that arise in the ordinary course of its business, the resolution of which should not have a material adverse effect on its financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



BY:       /s/ Glen R. Derback                   DATE:          August 14, 2001
          -------------------------------------           ----------------------
          Glen R. Derback, Vice President and Controller
          (Duly authorized officer and chief accounting officer)