Form 10-Q
period 2001-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-11-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2001
                                ------------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                 ------------------     -------------------

Commission file number                          333-1173
                                    ----------------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

    Colorado                                        84-0467907
-------------------------------------    ---------------------------------------
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

As of September 30, 2001, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS


Part I   FINANCIAL INFORMATION                                          Page
                                                                     -----------
         Item 1   Financial Statements                                   3

                  Consolidated Statements of Income                      3

                  Consolidated Balance Sheets                            4

                  Consolidated Statements of Cash Flows                  6

                  Consolidated Statements of Stockholder's Equity        8

                  Notes to Consolidated Financial Statements             9

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          12

         Item 3   Quantitative and Qualitative Disclosures About
                  Market Risk                                            19

Part II  OTHER INFORMATION                                               20

         Item 1   Legal Proceedings                                      20

         Item 6   Exhibits and Reports on Form 8-K                       20

         Signature                                                       20

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                  -------------------------------    --------------------------------
                                                      2001             2000              2001              2000
                                                  -------------    --------------    --------------    --------------
REVENUES:
  Premium income                              $       294,308   $      339,059    $      891,638    $    1,010,202
  Fee income                                          250,335          223,160           733,185           648,023
  Net investment income                               229,007          238,058           714,326           696,439
  Net realized gains on investments                    13,111            3,618            22,043            14,109
                                                  -------------    --------------    --------------    --------------

                                                      786,761          803,895         2,361,192         2,368,773
                                                  -------------    --------------    --------------    --------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                      234,350          272,453           766,266           841,549
  Increase in reserves                                 47,484           37,173            76,799            66,684
  Interest paid or credited to
    contractholders                                   120,992          124,669           387,814           359,598
  Provision for policyholders' share of
    earnings on participating business                    567            1,226             2,878             5,680
  Dividends to policyholders                           16,300           16,029            55,826            54,001
                                                  -------------    --------------    --------------    --------------

                                                      419,693          451,550         1,289,583         1,327,512
                                                  -------------    --------------    --------------    --------------

  Commissions                                          52,792           48,310           147,022           147,390
  Operating expenses                                  186,671          185,234           602,766           563,467
  Premium taxes                                        13,452            9,021            27,038            33,453
  Special charges                                                                        127,040
                                                  -------------    --------------    --------------    --------------

                                                      672,608          694,115         2,193,449         2,071,822
                                                  -------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES                            114,153          109,780           167,743           296,951

PROVISION FOR INCOME TAXES:
  Current                                              (2,842)          37,977            54,883            75,111
  Deferred                                             42,743              503               832            29,465
                                                  -------------    --------------    --------------    --------------

                                                       39,901           38,480            55,715           104,576
                                                  -------------    --------------    --------------    --------------

NET INCOME                                    $        74,252   $       71,300    $      112,028    $      192,375
                                                  =============    ==============    ==============    ==============



See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------


                                                                           September 30,            December 31,
ASSETS                                                                         2001                     2000
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]

INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $9,753,059 and $9,372,009)                    $         10,187,446     $         9,419,865
  Mortgage loans on real estate, net                                             691,533                 843,371
  Common stock                                                                    82,567                  95,036
  Real estate, net                                                               116,282                 106,690
  Policy loans                                                                 2,894,233               2,809,973
  Short-term investments, available-for-sale
    (amortized cost $517,674 and $414,382)                                       510,904                 414,382
                                                                        --------------------    ---------------------

    Total investments                                                         14,482,965              13,689,317

  Cash                                                                            88,816                 153,977
  Reinsurance receivable                                                         223,543                 233,968
  Deferred policy acquisition costs                                              246,584                 279,688
  Investment income due and accrued                                              129,007                 139,152
  Uninsured claims receivable                                                    123,636                 227,803
  Other assets                                                                   726,280                 503,533
  Premiums in course of collection                                                84,817                 149,969
  Deferred income taxes                                                           65,171                 138,842
  Separate account assets                                                     11,687,587              12,381,137
                                                                        --------------------    ---------------------

TOTAL ASSETS

                                                                    $         27,858,406     $        27,897,386
                                                                        ====================    =====================

                                                                                                    (continued)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2001                     2000
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $         12,388,356     $        12,045,000
  Policy and contract claims                                                     357,413                 441,326
  Policyholders' funds                                                           218,815                 266,235
  Provision for policyholders' dividends                                          74,095                  72,716
  Undistributed earnings on participating business                               167,365                 165,754

GENERAL LIABILITIES:

  Due to GWL                                                                      46,565                  43,081
  Due to GWL&A Financial Inc.                                                    162,050                 171,347
  Repurchase agreements                                                          282,100
  Commercial paper                                                                88,000                  97,631
  Other liabilities                                                              864,795                 785,730
  Separate account liabilities                                                11,687,587              12,381,137
                                                                        --------------------    ---------------------

    Total liabilities                                                         26,337,141              26,469,957
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     723,374                 717,704
  Accumulated other comprehensive income                                         150,860                  33,672
  Retained earnings                                                              639,999                 669,021
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                 1,521,265               1,427,429
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                    $         27,858,406     $        27,897,386
                                                                        ====================    =====================
See notes to consolidated financial statements.
                                                                                                    (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $            112,028     $           192,375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain allocated to participating policyholders                                  2,878                   5,680
    Amortization of investments                                                  (57,973)                (41,073)
    Realized gains on disposal of investments
      and write-downs of mortgage loans and real estate                          (22,043)                (20,109)
    Amortization                                                                  39,881                  37,044
    Deferred income taxes                                                            832                  29,465
  Changes in assets and liabilities:
    Policy benefit liabilities                                                   236,026                 454,282
    Reinsurance receivable                                                        10,425                    (922)
    Accrued interest and other receivables                                       179,464                 (84,508)
    Corporate owned life insurance                                              (105,222)                 (4,859)
    Other, net                                                                   (59,315)               (136,558)
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                    336,981                 430,817
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities:
      Held-to-maturity
        Sales                                                                                              8,571
        Maturities and redemptions                                                                       323,728
      Available-for-sale
        Sales                                                                  3,940,889                 784,829
        Maturities and redemptions                                               906,159                 638,396
    Mortgage loans                                                               142,209                  98,991
    Real estate                                                                                            6,996
    Common stock                                                                  19,600                  20,988
  Purchases of investments:
    Fixed maturities
      Held-to-maturity                                                                                  (100,524)
      Available-for-sale                                                      (5,259,798)             (1,848,610)
    Mortgage loans                                                                                        (1,968)
    Real estate                                                                   (2,280)                (23,117)
    Common stock                                                                 (24,172)                (33,912)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                                       (277,393)               (125,632)
                                                                        --------------------    ---------------------


                                                                                                    (continued)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
FINANCING ACTIVITIES:

  Contract withdrawals, net of deposits                             $           (250,355)    $          (308,468)
  Net GWL borrowings (repayments)                                                  3,484                  (2,191)
  Net GWL&A Financial (repayments) borrowings                                     (9,297)                 30,598
  Dividends paid                                                                (141,050)                (88,142)
  Commercial paper (repayments) borrowings                                        (9,631)                 98,923
  Repurchase agreements borrowings (repayments)                                  282,100                 (80,579)
                                                                        --------------------    ---------------------

    Net cash used in financing activities                                       (124,749)               (349,859)
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                             (65,161)                (44,674)

CASH, BEGINNING OF YEAR                                                          153,977                 267,514
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $             88,816     $           222,840
                                                                        ====================    =====================


See notes to consolidated financial statements.                                                     (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 [Dollars in Thousands]

-----------------------------------------------------------------------------------------------------------------------------------
[Unaudited]


                                                                                           Accumulated
                                 Preferred Stock       Common Stock        Additional         Other
                             ------------------ -------------------------   Paid-in       Comprehensive     Retained
                              Shares    Amount     Shares       Amount      Capital          Income         Earnings       Total
                             --------  -------- -----------   -----------  -----------  ----------------  ------------  -----------
BALANCE, JANUARY 1, 2001           0  $      0   7,032,000  $     7,032   $  717,704   $       33,672    $  669,021    $ 1,427,429

  Net income                                                                                                112,028        112,028
  Other comprehensive income                                                                  117,188                      117,188
                                                                                                                        -----------
Total comprehensive income                                                                                                 229,216
                                                                                                                        -----------
Dividends                                                                                                  (141,050)      (141,050)
Income tax benefit on stock
  compensation                                                                 5,670                                         5,670
                             --------  -------- -----------   -----------  -----------  ----------------  ------------  -----------

BALANCE, SEPTEMBER 30, 2001        0  $      0   7,032,000  $     7,032   $  723,374   $      150,860    $  639,999    $ 1,521,265
                             ========  ======== ===========   ===========  ===========  ================  ============  ===========



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

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

         Hedge ineffectiveness of $1,419 and $69, determined in accordance with SFAS 133 for the third quarter and the nine months of September 2001 respectively, was recorded as an increase to net investment income.

         Derivative gains and losses included in OCI are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. For the third quarter and the first nine months of 2001, $124 and $352 of derivative gains were reclassified to net investment income. The Company estimates that $469 of net derivative gains included in OCI at September 30, 2001 will be reclassified into net investment income within the next twelve months.

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

         On June 29, 2001 SFAS No.141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 is effective beginning January 1, 2002, with earlier adoption encouraged. Although management is still reviewing the provisions of the statement, it does not expect SFAS No.144 to have a material impact on the Company's financial position or results of operations, upon adoption.

         Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB
         102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

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

         Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business that primarily consists of administrative services only and stop-loss policies. The agreement converted to an assumption reinsurance agreement on January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for an equal amount of cash and miscellaneous assets from General American.

         In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to its Alta Health & Life Insurance Company subsidiary (Alta). The principal components of the charge include $58 million from premium and claim receivables, $46 million from premium deficiency reserve and $23 million from goodwill. Alta was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions are being conducted by the underwriting staff of the Company.

         On October 6, 1999, the Company entered into an agreement with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be under-written and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000 and March 1, 2001.

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Operating Summary             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $           294    $            339    $            892   $           1,010
         Fee income                               250                 223                 733                 648
         Net investment income                    229                 238                 715                 696
         Realized investment
           gains                                   13                   4                  21                  14
                                         ---------------    ----------------     --------------     ----------------
         Total revenues                           786                 804               2,361               2,368

         Total benefits and
         expenses, excluding
         special charges                          672                 694               2,066               2,072
         Income tax expenses                       40                  39                 102                 104
                                         ---------------    ----------------     --------------     ----------------
         Net income
           before special charges                  74                  71                 193                 192
         Special charges (net)                                                             81
                                         ---------------    ----------------     --------------     ----------------
         Net income                   $            74    $             71    $            112   $             192
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $           208    $            229    $            581   $             583
         Deposits to separate
           accounts                               918                 780               2,559               2,452
         Self-funded premium
           equivalents                          1,370               1,346               4,346               3,843

                Balance Sheet                                                      Sept. 30,         December 31,
                 [Millions]                                                          2001                2000
         ----------------------------                                            --------------     ----------------

         Investment assets                                                   $          14,483  $           13,689
         Separate account
           assets                                                                       11,688              12,381
         Total assets                                                                   27,858              27,897
         Total policy
           benefit liabilities                                                          13,206              12,991
         Due to GWL                                                                         47                  43
         Due to GWL&A
           financial                                                                       162                 171
         Total stockholder's
           equity                                                                        1,521               1,427


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

         The following discussion addresses the financial condition of the Company as of September 30, 2001, compared with December 31, 2000, and its results of operations for the three months and the nine months ended September 30, 2001, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2000 to which the reader is directed for additional information.

         CONSOLIDATED RESULTS

         The Company's consolidated net income increased $3 million or 4% for the third quarter of 2001 when compared to the third quarter of 2000. The increase reflects an increase in the Employee Benefits segment. The Company's consolidated net income increased $20 million or 10% for the first nine months of 2001 when compared to the first nine months of 2000, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to our Alta Health & Life Insurance Company subsidiary (Alta). Alta was acquired by the Company on July 8, 1998. During 2000 and 2001 the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

         Total revenues decreased $18 million or 2% for the third quarter of 2001 when compared to the third quarter of 2000. The decrease was comprised of decreased premium income of $44 million, offset by increased fee income of $26 million. There was no significant change in total revenues for the first nine months of 2001 compared to the first nine months of 2000.

         The decline in premium income is primarily in the Employee Benefits segment reflecting a higher level of terminations in 2001.

         The growth in fee income is primarily in the Employee Benefits segment due to a combination of a change in the marketing agreement with New England and increased pricing associated with the administration portion of the ASO contract.

         The increase in net investment income was primarily the result of increasing interest rates in 2000. The actual earned rate at September 30, 2001 was 7.59% compared to 7.41% at September 30, 2000. The earned rate will trend lower in the next few quarters reflecting the decreasing interest rate environment.

         The benefits and expenses decreased $21 million or 3% for the third quarter of 2001 when compared to the third quarter of 2000. The decrease in benefits and expenses was primarily due to a decrease in life and other policy benefits. There is no significant change in benefits and expenses for the first nine months of 2001 compared to the first nine months of 2000.

         Income tax expense increased $2 million or 5% and remained relatively unchanged for the third quarter and the nine months of 2001 when compared to the same period in 2000. The increase reflects higher pre-tax earnings for the third quarter of 2001.

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

         Deposits for separate accounts increased $107 million or 4% for the nine months of 2001 when compared to the nine months of 2000. The increase is due primarily to an increase in public/non-profit single premiums.

         Self-funded premium equivalents increased $503 million or 13% for the nine months of 2001 when compared to the nine months of 2000. The increase was due to the General American business ($240 million), Allmerica business ($155 million) and higher overall claims volume for the self-funded business.

         SEGMENT RESULTS

         Employee Benefits

         The following is a summary of certain financial data of the Employee Benefits segment:

              Operating Summary             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $           258    $            299    $            766   $             879
         Fee income                               215                 192                 630                 557
         Net investment income                     23                  28                  70                  73
         Realized investment
           (losses) gains                           1                  (1)                  4                  (5)
                                         ---------------    ----------------     --------------     ----------------
         Total revenues                           497                 518               1,470               1,504

         Total benefits and
           expenses                               426                 458               1,315               1,346
         Income tax expenses                       26                  21                  54                  55
                                         ---------------    ----------------     --------------     ----------------
         Net income before
           special charges                         45                  39                 101                 103
         Special charges (net)                                                             81
                                         ---------------    ----------------     --------------     ----------------
         Net income                   $            45    $             39    $             20   $             103
                                         ===============    ================     ==============     ================
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $             6    $              0    $             20   $              20
         Deposits to separate
           accounts                               409                 524               1,432               1,491
         Self-funded premium
           equivalents                          1,370               1,346               4,346               3,843


         Premium income decreased $41 million and $113 million for the third quarter and for the first nine months of 2001 when compared to the third quarter and the first nine months of 2000. The decreases are primarily due to lower group life and health membership reflecting higher terminations.

         Fee income increased $23 million and $73 million for the third quarter and for the first nine months of 2001, compared to the third quarter and the first nine months of 2000. The increase is due primarily to the amendment of the New England joint venture which is offset with higher operating expenses, significant price increases in the overall group health block of business, and fee increases from service providers.

         Total benefits and expenses decreased $32 million and $31 million for the third quarter and for the first nine months of 2001 when compared to the third quarter and the first nine months of 2000. The decrease is due primarily to lower claims associated with a decrease in membership.

         401(k) premiums and deposits decreased 4% for the first nine months of 2001 (from $1,589 million to $1,526 million) when compared to the first nine months of 2000. Assets under administration (including third-party administration) in 401(k) decreased 17% over the nine months of 2001 reflecting lower U.S. equity markets. The number of contributing participants increased from 551,000 at December 31, 2000 to 564,000 at September 30, 2001.

         Self-funded premium equivalents increased $24 million and $503 million for the third quarter and the first nine months of 2001 compared to the third quarter and the first nine months of 2000. The increase is primarily due to higher self-insured claims volume associated with the Allmerica and General American acquisitions.

         The decrease in earnings for the first nine months of 2001 compared to a year ago is primarily related to the decision to discontinue writing new business for Alta Health & Life Insurance Company and the related $80.9 million (after tax) special charge, discussed previously.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.

              Operating Summary             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                         -----------------------------------     -----------------------------------
                 [Millions]                   2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $            36    $             40    $            126   $             131
         Fee income                                35                  31                 103                  91
         Net investment income                    206                 210                 644                 623
         Realized investment
           gains                                   12                   5                  18                  19
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                         289                 285                 891                 864

         Total benefits and
           expenses                               246                 236                 751                 726
         Income tax expenses                       14                  17                  48                  49
                                         ---------------    ----------------     --------------     ----------------
           Net income                 $            29    $             32    $             92   $              89
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $           202    $            229    $            561   $             563
         Deposits to separate
           accounts                               509                 257               1,127                 961


         Net income for Financial Services decreased $3 million or 9% for the three months ended September 30, 2001 when compared to the same period last year and increased $3 million or 3% for the first nine months of 2001 when compared to the first nine months of 2000. The $3 million decrease is primarily due to operating expenses exceeding growth in fee income. The $2 million increase is due primarily to favorable mortality in individual insurance.

         Savings

         Savings premiums and deposits and fees decreased $179 million (from $386 million to $207 million) or 46% for the three months ended September 30, 2001 when compared to the same period last year and increased $72 million (from $1,017 million to $1,089 million) or 7% for the first nine months of 2001 when compared to the nine months of 2000. The 46% decrease in the third quarter of 2001 versus the third quarter of 2000 primarily reflects a decrease in the deposits to separate accounts. The increase for the first nine months of 2001 primarily reflects an increase in deposits to traditional fixed annuity products.

         The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts increased 5.8% from December 31, 2000.

         The Financial Services segment's savings business experienced strong growth during the nine months of 2001. The total lives under administration increased from 1,002,785 at December 31, 2000, to 1,255,266 at September 30, 2001.

         Customer participation in guaranteed separate accounts increased and assets under management for guaranteed separate account funds were $1,262 million at September 30, 2001 compared to $749 million at December 31, 2000.

         Life Insurance

         Individual life insurance deposits and premiums and fees of $516 million and $770 million for the third quarter and the nine months of 2001 represent an increase of $346 million or 204% and $41 million or 6% from the same periods last year. These increases are primarily due to an increase in BOLI separate account deposits. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

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

         Fixed Maturities

         Fixed maturities investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. This latter category contains both asset-backed and mortgage-backed securities, including collateralized mortgage obligations (CMOs). The Company's strategy related to structured assets is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk CMOs such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                  September 30,               December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              56.8  %                     53.5  %
         AA                                                                9.5  %                     10.2  %
         A                                                                14.1  %                     16.2  %
         BBB                                                              17.3  %                     19.0  %
         BB and Below (non-investment grade)                               2.3  %                      1.1  %
                                                              ----------------------     -----------------------

                                TOTAL                                    100.0  %                    100.0  %


         During the nine months of 2001, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $117 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $600 million and $568 million as of September 30, 2001 and December 31, 2000, respectively.

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

         Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $282 million of repurchase agreements at September 30, 2001, compared to zero at December 31, 2000. The Company's participation in repurchase agreements depends on current market conditions. Therefore, fluctuations may occur.

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $88 million and $98 million of commercial paper outstanding at September 30, 2001, and December 31, 2000, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency SWAPS to convert foreign currency back to United States dollars. These SWAPS are purchased each time a foreign currency denominated asset is purchased.

         There are no significant changes to the Company's risk from December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated July 24, 2001, was filed disclosing the Company's second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



BY:  /s/ Glen R. Derback                               DATE:  November 14, 2001
    -------------------------------------------------       --------------------
    Glen R. Derback, Vice President and Controller
    (Duly authorized officer and chief accounting officer)