Form 10-K
period 2001-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-03-28
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 2001
                                   -------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                   ----------------    ----------------

Commission file number                          333-1173
                                    ----------------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

           Colorado                                  84-0467907
-----------------------------------     ---------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2002, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

PART I

ITEM 1.  BUSINESS

A.       ORGANIZATION AND CORPORATE STRUCTURE

         Great-West Life & Annuity Insurance Company (the Company) is a stock life insurance company originally organized in 1907. The Company is domiciled in Colorado.

         The Company is a wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. (Great-West Lifeco), a Canadian holding company. Great-West Lifeco is a subsidiary of Power Financial Corporation (Power Financial), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada (Power Corporation), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

         Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B.       BUSINESS OF THE COMPANY

         The Company is authorized to engage in the sale of life insurance, accident and health insurance, and annuities. It is qualified to do business in all states in the United States except New York, and in the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. The Company is also a licensed reinsurer in the state of New York. Based on the latest available December 31, 2000 data, the Company ranks 31st in terms of admitted assets of all U.S. life insurance companies.

         The Company operates in the following two business segments:

         Employee Benefits  -  life, health and 401(k) products for group clients

         Financial Services -  savings products for both public and non-profit employers and individuals (including 401, 403(b), 408, and 457 plans), and life insurance products for individuals and businesses.

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


                       [Millions] <F1>                           2001                2000                1999
         ----------------------------------------------     ---------------     ---------------     ----------------
         Premium Income
         Employee Benefits
           Group life & health                          $         1,034     $         1,143     $            991
                                                                                ---------------     ----------------
                                                            ---------------

             Total Employee Benefits                              1,034               1,143                  991
                                                            ---------------     ---------------     ----------------
         Financial Services
           Savings                                                    9                   7                   14
           Individual insurance                                     161                 183                  158
                                                            ---------------     ---------------     ----------------


             Total Financial Services                               170                 190                  172
                                                                                ---------------     ----------------
                                                            ---------------

               Total premium income                     $         1,204     $         1,333     $          1,163
                                                            ===============     ===============     ================
         Fee Income
         Employee Benefits
           Group life & health                          $           713     $           649     $            454
           401(k)                                                    96                 104                   95
                                                                                ---------------     ----------------
                                                            ---------------

             Total Employee Benefits                                809                 753                  549
                                                            ---------------     ---------------     ----------------
         Financial Services
           Savings                                                  120                 111                   81
           Individual insurance                                      18                   8                    5
                                                                                ---------------     ----------------
                                                            ---------------

             Total Financial Services                               138                 119                   86
                                                                                ---------------     ----------------
                                                            ---------------

               Total fee income                         $           947     $           872     $            635
                                                            ===============     ===============     ================
         Deposits for investment-type
           contracts <F2>
           Employee Benefits                            $            26     $            27     $             26
           Financial Services                                       601                 808                  608
                                                                                ---------------     ----------------
                                                            ---------------

             Total investment-type deposits             $           627     $           835     $            634
                                                            ===============     ===============     ================
         Deposits to Separate Accounts
           Employee Benefits                            $         1,806     $         1,951     $          1,745
           Financial Services                                     1,434               1,154                  838
                                                                                ---------------     ----------------
                                                            ---------------

             Total separate accounts deposits           $         3,240     $         3,105     $          2,583
                                                            ===============     ===============     ================
         Self-funded equivalents -
           Employee Benefits <F3>                       $         5,721     $         5,181     $          2,979
                                                            ===============     ===============     ================

<F1>
All information in the following table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.
<F2>
Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.
<F3>
Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.


C.       EMPLOYEE BENEFITS

         1.   Principal Products

              The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 13,000 employers across the United States. The Employee Benefits division is divided into two units, one of which deals with employer groups of more than five hundred employees and the other which deals with employer groups of less than five hundred employees.

              The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The Company's health care business is primarily self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

              The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed-care programs, 401(k) savings plans and flexible spending accounts. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

              The Company offers disability insurance which is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

              The Company offers a choice of managed care products including Health Maintenance Organization (HMO) plans, which provide a high degree of managed care, Point of Service (POS) plans that offer more flexibility in provider choice than HMO plans, and Preferred Provider Organization (PPO) plans.

              Under HMO plans, health care for the member is coordinated by a primary care physician who is responsible for managing all aspects of the member's health care. HMO plans offer a broad scope of benefits coverage including routine office visits and preventive care, as well as lower premiums and low co-payments that minimize out-of-pocket costs. There are no claims for a member to file when services are received through a primary care physician.

              POS plans also require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Similar to an HMO, members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their health care. In contrast to an HMO, members can seek care outside of the primary care physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the in-network POS plan.

              PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of the service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits.

              The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services, and quality assurance for the other managed care products of the Company, and New England Life Insurance Company (New England). In addition to creating economies of scale, this "pooling" of PPO, POS, and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements that lead to more competitive pricing.

              The Company offers Internal Revenue Code Section 125 plans that enable participants to set aside pre-tax dollars to pay for non-reimbursement medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

              The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the year indicated:

                                                                  Years Ended December 31,
                                         ---------------------------------------------------------------------------
                    [Millions]              2001            2000            1999            1998           1997
              -----------------------    ------------    -----------     -----------     -----------    ------------
              In force
                end of year           $  66,539<F1>   $  96,311<F1>  $   83,901<F1>  $   84,121<F1>    $       53,211

<F1>
Includes $8,445, $18,397, $25,812, and $25,597 of in force group life insurance obtained from the acquisition of Alta for the years ended December 31, 2001, 2000, 1999, and 1998, respectively. Also includes $14,659 and $18,408 for the years ended December 31, 2001 and 2000, respectively, of in force group life insurance obtained from the acquisition of General American. The 2001 figure was influenced by a decline in total health care membership and the Company's decision to discontinue certain group life insurance business obtained through acquisitions.

              The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

              The 401(k) product investment options includes guaranteed interest rate options for various lengths of time, variable investment options, or a self-directed brokerage option. For the guaranteed interest rate option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

              Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

              Of the total 401(k) assets under administration in 2001 and 2000, 96% were allocated to variable investment options.

              The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract and for providing administrative services. For certain funds, a subsidiary of the Company also receives fees for serving as an investment advisor for those underlying funds that are managed by the subsidiary.

              Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contract imposes a charge for termination during a designated period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impede rollovers to products of competitors.

              The Company offers a rollover Individual Retirement Account that allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

              In the following table the amount of 401(k) business in force is measured by the total of individual account balances:

                   Year Ended                Fixed               Variable
                  December 31,             Annuities            Annuities
              -------------------    -------------------  --------------------
                                           [millions]           [millions]
                      1997           $          328       $          4,568
                      1998                      299                  5,770
                      1999                      268                  7,339
                      2000                      248                  6,614
                      2001                      240                  5,911

         2.   Method of Distribution

              The Company distributes its products and services through field sales staff of the Company located in 43 sales offices throughout the United States. Each sales office works with insurance brokers, agents, and consultants in their local market.

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

              The highly competitive marketplace creates pricing pressures that encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they also want to offer product choices because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company that offers multiple product lines and centralized administration.

              In addition to price there are a number of other factors that influence employer decision-making. These factors include; quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

         4.   Reserves

              For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts (included within the group life family of products offered by the Company), the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For group universal life (included within the group life family of products offered by the Company), the policy reserves equal the accumulated fund balance (that reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long term disability claims that have been reported but not yet adjudicated.

              For medical, dental, and vision insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and
              (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

              Reserves for investment contracts (401(k) deferred annuities) are equal to the participants' account balances.

              Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

              The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations such as paying expected death or retirement benefits or surrender requests and to generate profits.

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

              The Company has a marketing and administrative services arrangement with New England. Under reinsurance agreements, New England issues group life and health, and 401(k) products and then immediately reinsures 50% of its group life and health business, and nearly 100% of its guaranteed 401(k) business, with the Company. Effective January 1, 2001, the Company renegotiated this arrangement with New England, resulting in a shift of responsibility from New England to the Company for marketing operations.

D.       FINANCIAL SERVICES

         1.   Principal Products

              The Financial Services segment of the Company develops, administers, and sells retirement savings and life insurance products and services for individuals, and for employees of state and local governments, hospitals, non-profit organizations, and public school districts.

              The Company's core retirement savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code
              Section 457 plans), as well as employees of hospitals, non-profit organizations, and public school districts (Internal Revenue Code
              Section 401, 403(b), 408, and 457 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation (FASCorp). The Company provides marketing and communication services through another subsidiary company, BenefitsCorp, Inc., and through BenefitsCorp Equities, Inc., a broker-dealer subsidiary of BenefitsCorp, Inc. (collectively, BenefitsCorp).

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

              The Company has a marketing agreement with Charles Schwab & Co., Inc. to sell individual fixed and variable qualified and non-qualified deferred annuities. The fixed product is a Guarantee Period Fund that was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment (MVA). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

              The Company's variable annuity products offer several investment options. The Company's variable annuity products provide the opportunity for contractholders to assume the risks of, and receive the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

              Demand for investment diversification by customers and their participants continued to grow during 2001. The Company continues to expand the annuity products available through Maxim Series Fund, Inc., a subsidiary of the Company that is an insurance products mutual fund company and through arrangements with external fund managers. The array of funds allows customers to diversify their investments across a wide range of investment products, including fixed income, stock, and international equity fund offerings.

              On a very limited basis, the Company offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

              Customer retention is a key factor for the profitability of individual annuity products. To encourage customer retention, annuity contracts typically impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances but do not impede transfers of those balances to products of competitors.

              Annuity products generate earnings from the investment spreads on the guaranteed investment options and from the fees collected for mortality and expense risks associated with the variable options. The Company also receives fees for providing administrative services to contractholders. A subsidiary of the Company receives fees for serving as an investment advisor for underlying funds that are managed by the subsidiary.

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

              The amount of annuity products in force is measured by account balances. The following table shows guaranteed investment contract and group and individual annuity account balances for the years indicated:


                                               Guaranteed
                    Year ended                 Investment                  Fixed                    Variable
                   December 31,                Contracts                 Annuities                 Annuities
              -----------------------     ---------------------     ---------------------     ---------------------
                                               [millions]                [millions]                [millions]
                       1997           $             409         $           5,227         $           3,172
                       1998                         275                     4,849                     4,318
                       1999                         105                     4,592                     4,935
                       2000                         103                     4,394                     5,081
                       2001                          89                     4,385                     5,304

              In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with FASCorp from public/non-profit and third party administration customers totaled $28.1 billion at December 31, 2001 and $24.3 billion at December 31, 2000.

              Life insurance products in force include participating and non-participating term life, whole life, and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continued to produce renewal premium of $132.7 million, $152.3 million, and $146.5 million in 2001, 2000, and 1999, respectively. Participating dividends of $76.5 million, $74.4 million, and $70.2 million were paid in 2001, 2000, and 1999, respectively. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

              At December 31, 2001 and 2000, the Company had $3.9 billion and $3.7 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance (COLI). Due to legislation enacted during 1996 that phased out the interest deductions on COLI policy loans over a two-year period ending 1998, COLI sales have ceased.

              The Company has shifted its emphasis to the Business-Owned Life Insurance (BOLI) market. BOLI was not affected by the 1996 legislation. These products are interest-sensitive whole life and universal life policies that fund post-retirement benefits for employees. At December 31, 2001, the Company had $1.7 billion of fixed and $1.2 billion of separate account BOLI policy reserves compared to $1.3 billion of fixed and $0.6 billion of separate account reserves at December 31, 2000.

              Sales of life insurance products typically have initial marketing expenses which are deferred. Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in force for a period of time.

              Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2001, approximately 7% (8% in 2000 and 5% in 1999) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5.0% to 8.4%. The remaining 93% of outstanding policy loans had variable interest rates averaging 6.14% at December 31, 2001. Investment income from policy loans was $203.8 million, $191.5 million, and $167.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

              The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:

                                                                  Years Ended December 31,
                                         ---------------------------------------------------------------------------
                    [Millions]              2001            2000            1999            1998           1997
              -----------------------    -----------     -----------     -----------     -----------    ------------
              In force
                end of year           $      50,769  $       46,631  $       43,831  $       42,966  $       28,266


         2.   Method of Distribution

              Financial Services primarily uses BenefitsCorp to distribute pension products and to provide communication and enrollment services to employers in the public/non-profit market. Pension products are also distributed through independent marketing agencies.

              The Company distributes universal and joint survivor life and term insurance, as well as individual fixed and variable qualified and non-qualified deferred annuities, through Charles Schwab & Co., Inc. Individual life products are also sold through large banks and through the Internet. BOLI products are currently marketed through one broker, Clark/Bardes, Inc.

         3.   Competition

              The life insurance, savings, and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price, and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1(G) (Ratings).

         4.   Reserves

              Reserves for universal life policies are equal to cumulative deposits, less withdrawals and mortality and expense charges, plus credited interest.

              Reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity, and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue, and policy duration.

              For all life insurance contracts (including universal life insurance), reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

              Reserves for limited payment contracts (immediate annuities) are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses. These assumptions generally vary by plan, year of issue, and policy duration. Reserves for investment contracts (deferred annuities) are equal to the participants' account balances.

              The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

         5.   Reinsurance

              The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

E.       INVESTMENT OPERATIONS

         The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 2001, were $26.9 billion, comprised of general account assets of $14.3 billion and separate account assets of $12.6 billion. Total investments at December 31, 2000, were $26.1 billion, comprised of general account assets of $13.7 billion and separate account assets of $12.4 billion.

         The Company invests in a broad range of asset classes, primarily domestic and international fixed maturities and mortgage loans. Fixed maturity investments include public and privately placed corporate bonds, government bonds, and redeemable preferred stocks. The Company also invests in mortgage-backed securities and asset-backed securities.

         The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines that are designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging applications to manage market risk. Derivative instruments are not used for speculative purposes. For more information on derivatives see Notes 1 and 7 to the consolidated financial statements of the Company (the Consolidated Financial Statements) that are included in Item 8 (Financial Statements and Supplementary Data).

         The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

         The Company's fixed maturity investments constituted 70% of investment assets as of December 31, 2001 compared to 69% in 2000. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment-grade fixed maturities. As of December 31, 2001 and 2000, 98%, and 99%, respectively, of the bond portfolio carried an investment grade rating.

         The Company's mortgage portfolio constituted 4% and 6% of investment assets as of December 31, 2001 and 2000, respectively. The Company's mortgage investment policy emphasizes a broadly diversified portfolio of commercial and industrial mortgages. Mortgage loans are subject to underwriting criteria addressing loan-to-value ratios, debt service coverage, cash flow, tenant quality, leasing, market, location, and financial strength of borrower. Since 1986, the Company has reduced the overall weighting of its mortgage portfolio with a greater emphasis in bond investments.

         At December 31, 2001, 21% of investment assets were invested in policy loans, 3% were invested in short-term investments, 1% were invested in stocks, and 1% were invested in real estate compared to 20%, 3%, 1%, and 1%, respectively, in 2000.

         The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

             Carrying Value in
                  Millions                 2001            2000            1999            1998            1997
         ---------------------------    ------------    ------------    ------------    ------------    ------------
         Debt Securities:
         U.S. Government
         Securities and
         Obligations of
         U.S. Government
         Agencies                    $      3,075    $      2,315    $      1,859    $      1,951    $      2,091
         Corporate bonds                    7,013           7,055           7,078           7,117           6,544
         Foreign
           Governments                         28              50              51              69             146
                                        ------------    ------------    ------------    ------------    ------------

         Total                             10,116           9,420           8,988           9,137           8,781

         Common stock                          73              95              69              49              39
         Mortgage loans                       613             843             975           1,133           1,236
         Real estate                          113             107             104              73              94
         Policy loans                       3,001           2,810           2,681           2,859           2,657
         Short-term
           investments                        425             414             241             420             399
                                        ------------    ------------    ------------    ------------    ------------

         Total investments           $     14,341    $     13,689    $     13,058    $     13,671    $     13,206
                                        ============    ============    ============    ============    ============

         Cash                        $        214    $        154    $        268    $        176    $        126
         Accrued investment
           income                             131             139             138             158             166

         The following table summarizes the Company's general account investment results:

                 [Millions]                  Net              Earned Net
                                          Investment          Investment
               For the year:                Income            Income Rate
          -------------------------    -----------------    ----------------

                    2001            $            941              7.10  %
                    2000                         931              7.34  %
                    1999                         876              6.96  %
                    1998                         897              7.03  %
                    1997                         882              7.21  %
                    1996                         835              7.05  %

F.       REGULATION

         1.   Insurance Regulation

              The business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States that primarily provides safeguards for policyholders rather than investors. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type, amounts and valuation of investments permitted, and HMO operations.

              The Company's operations and accounts are subject to examination by the Colorado Insurance Division and other regulators at specified intervals. A financial examination by the Colorado Insurance Division was completed in 1997 and covered the five-year period ended December 31, 1995. This examination produced no significant adverse findings regarding the Company. The latest financial examination by the Colorado Insurance Division is in progress and will cover the five-year period ended December 31, 2000.

              The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2001 statutory financial reports the Company has risk-based capital well in excess of that required.

              The NAIC has also adopted the Codification of Statutory Accounting Principles (Codification). The Codification that is intended to standardize accounting and reporting to state insurance departments is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001 (see Note 13 to the consolidated financial statements).

         2.   Insurance Holding Company Regulations

              The Company and certain of its subsidiaries are subject to and comply with insurance holding company regulations in the applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates including the payments of dividends. They also regulate changes in control of an insurance company.

         3.   Securities Laws

              The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. The Company's investment advisor subsidiary and transfer agent subsidiary are regulated by the SEC. Certain of the Company's separate accounts, mutual funds, and variable insurance and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

         4.   Guaranty Funds

              Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $3.4 million as of December 31, 2001 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $2.0 million at December 31, 2001.

         5.   Potential Legislation

              United States legislative developments in various areas including pension regulation, financial services regulation, and health care legislation could significantly and adversely affect the Company in the future. Congress continues to consider legislation relating to health care reform and managed care issues (including patients' rights, mental health parity and managed care or enterprise liability). Congress is also considering changes to various features of retirement plans such as the holding of company stock, diversification rights, imposition of transaction restrictions, expanded disclosure requirements and greater access to investment advice for participants.

              It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.       RATINGS

         The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders.

                    Rating Agency                                     Measurement                           Rating
         -------------------------------------    -----------------------------------------------------    ---------
         A.M. Best Company, Inc.                  Financial strength, operating performance and             A++(1)
                                                  market profile

         Fitch, Inc.                              Financial strength                                        AAA(2)

         Moody's Investors Service                Financial strength                                        Aa2(3)

         Standard & Poor's Corporation            Financial strength                                        AA+(4)

         (1) Superior (highest rating out of six categories) (2) Exceptionally
         Strong (highest rating out of twelve categories) (3) Excellent (second highest rating out of nine categories) (4) Very strong (second highest rating out of nine categories)

H.       MISCELLANEOUS

         No customer accounted for 10% or more of the Company's consolidated revenues in 2001 or 2000. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

         The Company had approximately 8,200 employees at December 31, 2001.

ITEM 2.  PROPERTIES

         The Head Office of the Company consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company leases sales and claims offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 2001 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       EQUITY SECURITY HOLDERS AND MARKET INFORMATION

         There is no established public trading market for the Company's common equity.

B.       DIVIDENDS

         In the two most recent fiscal years the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $187.6 million in 2001 and $134.1 million in 2000.

         Under Colorado law the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as at the preceding December 31; or
         (ii) the Company's statutory net gain from operations as at the preceding December 31.

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the Company's Consolidated Financial Statements. Note 1 in the financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities. Actual results could differ from those estimates.

                INCOME STATEMENT                                   Years Ended December 31,
                                            ------------------------------------------------------------------------
                      DATA                     2001           2000           1999            1998           1997
         -------------------------------    -----------    -----------    ------------    -----------    -----------
                   [millions]
         Premium income                  $      1,204   $      1,333   $      1,163    $        995   $        833
         Fee income                               947            872            635             516            420
         Net investment income                    941            931            876             897            882
         Net realized investment
           gains                                   47             28              1              38             10
                                            -----------    -----------    ------------    -----------    -----------

         Total revenues                         3,139          3,164          2,675           2,446          2,145

         Policyholder benefits                  1,696          1,746          1,582           1,462          1,385
         Operating expenses                     1,028          1,025            804             688            552
                                            -----------    -----------    ------------    -----------    -----------
         Total benefits and
           expenses excluding
             special charges                    2,724          2,771          2,386           2,150          1,937
         Income tax expense                       141            134             83              99             49
                                            -----------    -----------    ------------    -----------    -----------

         Net income before
           special charges                        274            259            206             197            159
         Special charges (net)                     81
                                            -----------    -----------    ------------    -----------    -----------
         Net income                      $        193   $        259   $        206    $        197   $        159
                                            ===========    ===========    ============    ===========    ===========

         Deposits for investment-
           type contracts                $        627   $        835   $        634    $      1,344   $        658
         Deposits to separate
           accounts                             3,240          3,105          2,583           2,208          2,145
         Self-funded premium
           equivalents                          5,721          5,181          2,979           2,606          1,940


                 BALANCE SHEET                                     Years Ended December 31,
                                            ------------------------------------------------------------------------
                      DATA                     2001           2000           1999            1998           1997
         -------------------------------    -----------    -----------    ------------    -----------    -----------
                   [millions]
         Investment assets               $     14,341   $     13,689   $     13,058    $     13,671   $     13,206
         Separate account assets               12,585         12,381         12,820          10,100          7,847
         Total assets                          28,811         27,897         27,530          25,123         22,078
         Total policy benefit
           liabilities                         12,931         12,825         12,341          12,583         11,706
         Due to GWL                                42             43             35              52            118
         Due to GWL&A Financial                   251            171            175
         Total shareholder's
           equity                               1,470          1,427          1,167           1,199          1,186


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expected", "anticipate", "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio and other factors. Readers are also directed to consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

         Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2001 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's Consolidated Financial Statements.

A.       COMPANY RESULTS OF OPERATIONS

         1.   Consolidated Results

              The Company's consolidated net income increased $33.4 million or 13% in 2001 when compared to 2000, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business. Alta was acquired by the Company on July 8, 1998. During 2001 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to transition Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

              The Employee Benefits segment contributed $28.9 million and the Financial Services segment contributed $4.5 million to the growth in net income. Of total consolidated net income in 2001 and 2000 (before one-time charges and operating losses of Alta), the Employee Benefits segment contributed 56% and 53%, respectively, while the Financial Services segment contributed 44% and 47%, respectively.

              In 2001, total revenues decreased $24.9 million or 0.8% to $3.1 billion when compared to 2000. The decline in revenues in 2001 was comprised of decreased premium income of $128.9 million, increased fee income of $75.6 million, increased net investment income of $9.9 million and increased realized gains on investments of $18.5 million. In 2000 total revenues increased $488.6 million or 18% to $3.2 billion when compared to 1999. The growth in revenues in 2000 was comprised of increased premium income of $169.4 million, increased fee income of $236.5 million, increased net investment income of $55.5 million and increased realized gains on investments of $27.2 million.

              The decreased premium income in 2001 was comprised of a decline in Employee Benefits premium income and Financial Services premium income of $108.1 million and $20.8 million, respectively. The decline in premium income in the Employee Benefits segment reflected a 18% decline in medical members from 3.2 million in 2000 to 2.6 million in 2001. The decline in premium income in the Financial Services segment was primarily due to lapses in the closed block of traditional life business. The increased premium income in 2000 was comprised of growth in Employee Benefits premium income and Financial Services premium income of $151.7 million and $17.7 million, respectively. The growth in premium income in the Employee Benefits segment reflected $172.1 million of premium income derived from the acquisition of the group life and health business from General American in 2000. The growth in premium income in the Financial Services segment was primarily due to increased sales of the annuity products.

              The increase in fee income in 2001 was comprised of Employee Benefits fee income and Financial Services fee income of $57.2 million and $18.4 million, respectively. The 8% growth in Employee Benefits fee income reflects a combination of an amendment to the New England reinsurance contract, significant price increases in the overall group health block of business, and fee increases from service providers. The growth in Financial Services fee income in 2001 was primarily the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to the weakness in the equity markets. The increase in fee income in 2000 was comprised of Employee Benefits fee income and Financial Services fee income of $203.7 million and $32.8 million, respectively. The growth in Employee Benefits fee income reflected $127.7 million of fee income derived from General American during 2000. The remaining increase was the result of new group health sales and increased fees on 401(k) variable funds related to growth in equity markets during the first part of 2000. The growth in Financial Services fee income in 2000 was primarily due to new sales and increased fees in variable funds.

              Realized investment gains increased from $28.3 million in 2000 to $46.8 million in 2001. Realized investment gains were $1.1 million in 1999. The decrease in interest rates in 2001 and 2000 contributed to $32.1 million and $5.4 million of fixed maturity gains, respectively. The increase in interest rates in 1999 contributed to $8.3 million of fixed maturity losses. The Company experienced $22.2 million of fixed maturity credit losses in 2000. Although the Company experienced stock gains in 2001, 2000 and 1999, 2000 stock gains were $20.3 million higher than 2001 and $32.9 million higher than 1999. The Company also experienced provisions for asset losses of $0, $8.9 and $7.0 million for 2001, 2000 and 1999, respectively.

              Total benefits and expenses decreased $46.5 million or 2% in 2001 when compared to 2000. The decrease in 2001 was primarily in the Employee Benefits segment reflecting lower claims associated with a decrease in membership. The total benefits and expenses increased $384.4 million or 16% in 2000, when compared to 1999. The increase in 2000 was due to General American group life and health business that resulted in an increase in benefits and expenses of $296.6 million. Excluding General American, benefits and expenses would have increased $87.8 million or 4% in 2000.

              Income tax expense increased before special charges $7.1 million or 5% in 2001 when compared to 2000. The increase reflects higher pre-tax earnings in 2001. Income tax expense increased $50.8 million or 61% in 2000 when compared to 1999. This increase reflects higher pre-tax earnings in 2000 and the impact of the 1999 release of contingent liabilities. See Note 11 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

              In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts of which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

              Deposits for investment-type contracts decreased $208 million or 25% in 2001 when compared to 2000. Deposits for investment-type contracts increased $201.4 million or 32% in 2000 when compared to 1999. The decrease in 2001 was primarily attributable to the Financial Services segment, due to a drop in demand for fixed BOLI contracts due to low interest rates. This was replaced by the BOLI business moving to the separate account product (see below). The increase in 2000 was primarily attributable to the Financial Services segment, where the Company had experienced growth in premium for fixed annuity products due to higher interest crediting rates being offered to customers and the volatility in the variable marketplace.

              Deposits for separate accounts increased $135 million or 4% in 2001 when compared to 2000. This increase in 2001 is primarily due to an increase in BOLI single premiums which was offset somewhat by lower 401(k) deposits. Deposits for separate accounts increased $522 million or 20% in 2000 when compared to 1999. This increase in 2000 is primarily due to BOLI and 401(k) deposits that increased from $200 million and $1.7 billion, respectively, in 1999 to $365 million and $2.0 billion, respectively, in 2000.

              Self-funded premium equivalents increased $540 million or 10% in 2001 when compared to 2000. This increase was due to the General American business ($307 million), Allmerica business ($166 million) and higher overall claims volume for the self-funded business. Self-funded premium equivalents increased $2.2 billion or 74% in 2000 when compared to 1999. The General American and Allmerica acquisitions resulted in an increase of $1.7 billion for 2000.

         2.   Other Matters

              Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for $150 million of cash and miscellaneous assets from General American.

              On October 6, 1999, the Company entered into a purchase and sale agreement with Allmerica Financial Corporation (Allmerica) to acquire via assumption reinsurance Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only and stop loss policies. The in-force business was immediately co-insured back to Allmerica and then underwritten and retained by the Company upon each policy renewal date.


B.       EMPLOYEE BENEFITS RESULTS OF OPERATIONS

         The following is a summary of certain financial data of the Employee Benefits segment:

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------------
         INCOME STATEMENT DATA                                  2001                2000                1999
         ---------------------------------------------    -----------------   -----------------    ----------------
                          [millions]
         Premiums                                      $        1,034       $       1,142       $          990
         Fee income                                               809                 752                  549
         Net investment income                                     91                  95                   80
         Net realized investment gains (losses)                    18                  (3)                  (1)
                                                          -----------------   -----------------    ----------------

         Total revenues                                         1,952               1,986                1,618

         Policyholder benefits                                    867                 923                  789
         Operating expenses                                       863                 857                  661
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses
           before special charges                               1,730               1,780                1,450
         Income tax expense                                        76                  70                   51
                                                          -----------------   -----------------    ----------------

         Net income excluding special charges                     146                 136                  117
         Special charges (net)                                     81
                                                          -----------------   -----------------    ----------------
         Net income                                    $           65       $         136       $          117
                                                          =================   =================    ================

         Deposits for investment-type
           Contracts                                   $           26       $          27       $           26
         Deposits to separate accounts                          1,806               1,951                1,745
         Self-funded premium equivalents                        5,721               5,181                2,979

         In the second quarter of 2001, the Company recorded a $127 million special charge ($80.9 million, net of tax), related to Alta. The principal components of the charge include a $46 million premium deficiency reserve related to underpricing on the block of business, a $29 million reserve for doubtful premium receivables, a $28 million reserve for doubtful accident and health plan claim receivables, and a $24 million decrease in goodwill and other.

         Net income, excluding special charges of $80.9 million for Employee Benefits after tax, increased 7% in 2001 and increased 15% in 2000. The improvement in earnings in 2001 reflected favorable experience in realized investment gains, expense gains associated with higher fee income partially offset by a deterioration in morbidity (which negatively impacted stop-loss coverages), decreases in premiums due to membership declines, and increased bad debts due to the impact of the economic slowdown. During 2001, the Employee Benefits segment experienced increased medical costs and utilization trends which contributed to the deterioration in morbidity experience. The improvement in earnings in 2000 reflected favorable morbidity experience in large case business, and the acquisition of General American's group life and health business, which more than offset poor mortality experience.

         401(k) premiums and deposits for 2001 and 2000 decreased 7% and increased 12%, respectively, as the result of lower than expected new case sales in 2001 and higher recurring deposits from existing customers and new sales in 2000. The number of contributing participants decreased from 551,000 at December 31, 2000 to 546,000 at December 31, 2001. Assets under administration (including third-party administration) in 401(k) decreased 7% in 2001 to $7.6 billion and decreased 5% from 1999 to 2000. The decrease in 2001 was primarily due to the impact of lower U.S equity markets.

         Equivalent premium revenue and fee income for group life and health decreased 3% from 2000 levels as the result of a decline in membership. From 1999 to 2000, equivalent premium revenue and fee income increased 23% as a result of increased sales and the Allmerica and General American acquisitions.

         1.   Group Life and Health

              The Employee Benefits segment experienced a net decrease of 1,232 group health care customers (employer groups) during 2001. There was an 18% decrease in total health care membership from 3,158,900 at the end of 2000 to 2,587,900 at year-end 2001. POS and HMO members decreased 30% from 718,400 in 2000 to 500,600 in 2001.

              Much of the health care decline in 2001 can be attributed to terminations resulting from aggressive pricing related to target margins. The decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001; a decrease in the employee base for existing group health care customers; and the general decline in the economy.

              There was a net increase of 107 group healthcare customers (employer groups) during 2000. The Company experienced a 48% increase in total health care membership from 2,130,300 at the end of 1999 to 3,158,900 at year-end 2000. The General American and Allmerica acquisitions added 1,099,500 medical members, offset by a decrease of 70,900 in the remaining business. POS and HMO members grew 31% from 549,900 in 1999 to 718,400 in 2000.

         2.   401(k)

              The number of new 401(k) case sales (employer groups), including third-party administration business generated through the Company's marketing and administration arrangement with New England, decreased 39% to 598 in 2001 as compared to 973 in 2000, an increase of 20% as compared to 811 in 1999. The 401(k) block of business under administration totaled 6,900 employer groups and 546,000 individual participants in 2001, compared to 7,000 employer groups and 551,000 individual participants in 2000 and 6,400 employer groups and 501,000 individual participants in 1999.

              During 2001, the in force block of 401(k) business declined slightly with customer retention falling to 89.9% from 91.5% in 2000 reflecting the impact of health care terminations.

              In addition to the Company's internally-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders, and T. Rowe Price. This strategy, supported by participant education efforts, is validated by the fact that 97% of assets contributed in 2001 were allocated to variable funds.

              To promote long-term asset retention, the Company enhanced a number of products and services including prepackaged "lifestyle" funds (The Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications, one-on-one retirement planning assistance and personal plan illustrations.

         3.    Outlook

               To position itself for the future, the Employee Benefits segment is focused on putting in place the products, strategies and processes that will improve its competitive position in the evolving managed care environment.

               A focus on provider contracting continues to be essential to ensuring strong morbidity results. Sales efforts will be streamlined and concentrated on self-funded products. Continued emphasis will be placed on expense economies and synergies to ensure competitive administrative costs. Efficiency and customer service will be improved through implementation of various system initiatives and through process redesign.

               The Company will continue to enhance its One Health Plan managed care program with emphasis on medical claims management. In 2001, the Company began converting to a three tier prescription drug program that has different levels of co-payments. This conversion will continue into 2002 and will help to reduce drug costs. The Company will continue to develop its Internet based disease management program for members with diabetes, asthma, coronary heart disease and other chronic illnesses.

               Online enrollment for life and health members was implemented in 2001. As a further enhancement to our Internet services, online billing is scheduled for implementation in 2002 and will provide our customers with improved service, as well as generate cost savings to the Company.

C.       FINANCIAL SERVICES RESULTS OF OPERATIONS

         The following is a summary of certain financial data of the Financial Services segment:

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------------
         INCOME STATEMENT DATA                                  2001                2000                1999
         ---------------------------------------------    -----------------   -----------------    ----------------
                          [millions]
         Premiums                                      $        170         $         191       $          173
         Fee income                                             138                   120                   86
         Net investment income                                  850                   836                  796
         Net realized investment gains                           29                    31                    2
                                                          -----------------   -----------------    ----------------

         Total revenues                                       1,187                 1,178                1,057

         Policyholder benefits                                  829                   823                  793
         Operating expenses                                     165                   168                  143
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses                            994                   991                  936
                                                          -----------------   -----------------    ----------------
         Income from operations                                 193                   187                  121
         Income tax expense                                      65                    64                   32
                                                          -----------------   -----------------    ----------------

         Net income                                    $        128         $         123       $           89
                                                          =================   =================    ================

         Deposits for investment-type
           contracts                                   $        601         $         808       $          608
         Deposits to separate accounts                        1,434                 1,154                  838

         During 2001, the Financial Services segment experienced continued significant growth of participants in the public non-profit business due to several large case sales, significant separate account sales due to large case sales in the BOLI line of business, and strong persistency in all lines of business.

         Net income for Financial Services increased 4% in 2001 and increased 38% in 2000. The increase in earnings in 2001 reflected higher earnings from an increase in investment margins, additional fee income from new third-party administration cases, and improved mortality. This growth in the fees was somewhat suppressed by the impact of the significant decrease in the equity markets. The earnings in 2000 reflected strong earnings from an increased asset base, an increase in investment margins, and significant capital gains on fixed maturities.

         1.   Savings

              Premiums increased $1.2 million or 16% from $7.3 million in 2000 to $8.5 million in 2001. Premiums decreased $7.0 million or 49% from $14.3 million in 1999 to $7.3 million in 2000. The decrease in 2000 was attributable to the continuing trend of policyholders selecting variable annuity options (separate accounts) as opposed to the more traditional fixed annuity products with life contingencies. This trend changed in 2001 as the drop in the equity markets increased the flow into the fixed products as participants moved towards the more stable investments.

              Fee income increased $8.6 million or 8% from $111.2 million in 2000 to $119.8 million in 2001. Fee income increased $29.9 million or 37% from $81.3 million in 1999 to $111.2 million in 2000. The growth in fee income in 2001 was the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to the weakness in the equity markets. The growth in fee income in 2000 was the result of new sales and increased fees on variable funds related to significant growth in equity markets during the first three-quarters of 2000.

              Deposits for investment-type contracts decreased $207 million or 26% from $808 million in 2000 to $601 million in 2001. This decrease was the result of lower demand for small BOLI fixed business due to lower fixed interest rates. Deposits for investment-type contracts increased $200 million or 30% from $608 million in 1999 to $808 million 2000. This significant increase was the result of several large case sales in the fixed portfolio products.

              Deposits to separate accounts increased $280 million or 24% from $1.1 billion in 2000 to $1.4 billion in 2001. Deposits to separate accounts increased $316 million or 30% from $838 million in 1999 to $1.1 billion in 2000. The increases in 2001 and 2000 were primarily from the sale of large BOLI single premium cases.

              The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts (GIC), increased $300 million or 4% from $7.9 billion in 2000 to $8.2 billion in 2001. The majority of this growth occurred in the stable value funds, which resulted from large case sales, as new investments moved to the more stable fixed separate accounts due to the instability in the equity markets in 2001.

              The Financial Services segment's savings business experienced strong growth in 2001. The number of new participants in 2001 was 339,000 compared to 233,000 in 2000 and 214,100 in 1999, bringing the total lives under administration to 1,268,549 in 2001 and 1,002,785 in 2000.

              The Financial Services segment again experienced a very high retention rate on public/non-profit contract renewals, renewing nearly 100% of contracts that were eligible for renewal during the year. Part of this customer loyalty comes from initiatives to provide high-quality service while controlling expenses.

              The Company continued to limit sales of GICs and to allow this block of business to contract in response to the highly competitive GIC market. As a result, in 2001, GIC assets decreased 13.4% from 2000 to $89.2 million. GIC assets decreased 1.7% in 2000 to $103.0 million.

              Customer demand for investment diversification continued to grow during 2001. New contributions to variable business represented 56% of the total premium equivalents in 2001 versus 51% in 2000. The Company continues to expand the investment products available through its in-house Maxim Series Fund, Inc. and Orchard Series Fund, and through partnership arrangements with external fund managers. Externally-managed funds offered to participants in 2001 included AIM, American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, and T. Rowe Price.

              Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $1,207.9 million in 2001 compared to $749.3 million in 2000 and $653.7 million in 1999.

              FASCorp administered records for approximately 2,191,000 participants in 2001 versus 1,875,000 in 2000. FASCorp's fee income was $72.4 million, $63.8 million, and $53.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.


         2.   Life Insurance

              The Company continued its conservative approach to the design and distribution of traditional life insurance products, while focusing on customer retention and expense management.

              Individual life insurance revenue premiums and deposits of $179.1 million in 2001 reflected a decrease of 6% over 2000 premiums and deposits of $191.3 million. The decrease was primarily due to the reduction of the traditional policies due to lapses. The term life business marketed through banks and other financial institutions has experienced significant growth over the past several years. Policies sold were 37,480, 17,367 and 9,000 in the years 2001, 2000 and 1999.

              In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $83.1 million in 2001 from $84.1 million in 2000 and $128.5 million in 1999 and the Company expects this decline to continue. As a result of these legislative changes, the Company has shifted its emphasis in new sales from COLI to the BOLI market. This product provides long-term benefits for employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $547.9 million during 2001 compared to $581.9 million in 2000 and $436.3 million in 1999. The Company continues working closely with existing COLI customers to determine the options available to them and is confident that the effect of the legislative changes will not be material to the Company's operations.

         3.   Outlook

              Increased emphasis on the employee's need for retirement funds in the maturing government pension market is expected to continue the flow of deposits into the retirement accounts of existing participants. Market pressures have led the government agencies to introduce employer-matching plans that should also increase the number of potential government employees who will be contributing to retirement plans. Current market trends are to replace the existing defined benefit plans with defined contribution plans and this is expected to provide marketing opportunities in the future.

              Continued management emphasis on the reduction of unit costs in the FASCorp administration arena are designed to allow the Company to remain competitive in the recordkeeping market. There was an increase of 316,000 new lives under administration in FASCorp in the year 2001, and growth is expected to continue in the future.

              Individual annuities have experienced sales growth in the variable market with the Schwab qualified and non-qualified annuities. Sales are expected to increase, as the Schwab annuity is a very competitively priced product that is distributed through a well-known and respected broker.

              Individual policy sales through banks are expected to increase in the year 2002. Distribution channels are presently established in five large banks and management plans to expand into additional banks in 2002. BOLI sales are expected to continue to be strong in the separate account market.

              In 2002, the Financial Services division will assume responsibility for the development and administration of the Company's 401(k) product. The Employee Benefits division will continue to provide sales and marketing support for the product.

D.       INVESTMENT OPERATIONS

         The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

         A summary of the Company's general account invested assets follows:

                                   [Millions]                                       2001                 2000
         ----------------------------------------------------------------     -----------------    -----------------
         Fixed maturities, available-for-sale, at fair value              $         10,116      $         9,420
         Mortgage loans                                                                613                  843
         Real estate and common stock                                                  186                  202
         Short-term investments                                                        425                  414
         Policy loans                                                                3,001                2,810
                                                                              -----------------    -----------------

                  Total invested assets                                   $         14,341      $        13,689
                                                                              =================    =================

         1.   Fixed Maturities

              Fixed maturity investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities. The Company's strategy related to mortgage-backed and asset-backed securities is to focus on those with lower volatility and minimal credit risk. The Company does not invest in higher risk collateralized mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

              During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. See Item 8 (Financial Statements and Supplementary Data), Note 7 for further discussion related to this transfer.
              The distribution of the fixed maturity portfolio by credit rating is summarized as:

                                    Credit Rating                                   2001                 2000
              -----------------------------------------------------------     -----------------    -----------------
              AAA                                                                   57.9%                53.5%
              AA                                                                     9.2                 10.2
              A                                                                     14.2                 16.2
              BBB                                                                   16.4                 19.0
              BB and below (non-investment grade)                                    2.3                  1.1
                                                                              -----------------    -----------------

                       TOTAL                                                       100.0%               100.0%
                                                                              =================    =================

              At December 31, 2001, the Company had nine bonds in default with a carrying value of $71.1 million, compared to two bonds for $10.7 million for 2000.


         2.   Mortgage Loans

              During 2001, the mortgage portfolio declined 27% to $613 million, net of impairment reserves. The Company has not actively sought new loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

              The Company follows a comprehensive approach to the management of mortgage loans that includes ongoing analysis of key mortgage characteristics such as debt service coverage, net collateral cash flow, property condition, loan-to-value ratios, and market conditions. Collateral valuations are performed for those mortgages that after review are determined by management to present possible risks and exposures. These valuations are then incorporated into the determination of the Company's allowance for credit losses.

              The average balance of impaired loans decreased to $31.6 million in 2001 compared with $39.3 million in 2000, and there were $10.6 million of foreclosures in 2001, compared to $2.0 in 2000. The low levels of problematic mortgages relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage portfolio, the Company's active loan management program and overall strength in market conditions.

              Occasionally, the Company elects to restructure certain loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2001 and 2000, the Company's loan portfolio included $56.3 million and $73.5 million, respectively, of non-impaired restructured loans.

         3.   Derivatives

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

         4.   Outlook

              A global economic slowdown was the theme of 2001. Policy makers, both domestically and internationally, cut short rates through 2001 as growth slowed or contracted. A very moderate upturn in U.S. economic growth is expected in the second half of 2002; foreign economies are expected to lag a U.S. economic turnaround by at least one quarter. Ultimately, very aggressive monetary and fiscal policy should provide support for the U.S. economy.

              In the U.S., the Federal Reserve Board cut short rates eleven times over the course of the year, from 6.50% to the current rate of 1.75%. Interest rates across the curve established lows in early November and have been trading in a range since then. It is likely that yields will decline again as inflation slows further in the first part of the recovery, and then resume an upward bias.

              The Company's investment portfolio is well positioned for a rising interest rate environment pending economic recovery. The portfolio is well diversified and comprised of high quality, relatively stable assets. We have taken advantage of wide spreads across asset classes, opportunistically adding exposure to investment grade bonds appropriate for the expected economic and interest rate environment as well as liability requirements. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.


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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $638.4 million and $568.4 million as of December 31, 2001 and 2000, respectively.

         Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such events include retained earnings, and the issuance of commercial paper and equity securities.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.0 million of commercial paper outstanding at December 31, 2001 compared with $97.6 million at December 31, 2000. The commercial paper has been given a rating of A-1+ by Standard & Poors' Corporation and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 30, 2048.

F.       ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (SFAS No. 140), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain disclosure requirements under SFAS No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements. The adoption of SFAS No. 140 did not have a material effect on the financial position or results of operations of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" that provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, "Second Amendment:
         Revenue Recognition in Financial Statements," the Company implemented the provisions of SAB 101 during the fourth quarter of 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition practices.

         Effective January 1, 2001, the Company adopted Financial Account Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133 resulted in an approximate $1.0 million after-tax increase to accumulated other comprehensive income, which has been included in the current year change in other comprehensive income in the Statement of Stockholder's Equity. This amount is not material to the Company's financial position or results of operations.

         Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets" (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

         On June 29, 2001 Statement of Financial Accounting Standards (SFAS) FAS No.141, "Business Combinations" (SFAS No. 141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

         On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

         In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB
         102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's financial position or results of operations.

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

         The Company has estimated the possible effects of interest rate changes at December 31, 2001. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $364 million. This calculation uses projected asset cash flows, discounted back to December 31, 2001. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 3.62% to 8.85%.

                      Projected Cash Flows by Calendar Year

        [$ millions]                                                             There-     Undiscounted        Fair
                            2002       2003       2004      2005       2006      after          Total          Value
                           -------    -------    -------   -------    -------    -------    --------------    ---------
        Benchmark          2,066      2,026      1,800     1,590      1,271      3,986         12,740          10,239
        Interest rates
          up 1%            1,871      1,758      1,771     1,667      1,338      4,596         13,001          9,875

         The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $13.0 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following are the Company's Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 and the Independent Auditor's Report thereon.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
               (A wholly-owned subsidiary of GWL&A Financial Inc.)

              Consolidated Financial Statements for the Years Ended
                      December 31, 2001, 2000, and 1999 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Denver, Colorado
January 28, 2002

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

====================================================================================================================================
(Dollars in Thousands)
                                                                             2001                      2000
                                                                    -----------------------    ----------------------
ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost $9,904,453 and $9,372,009)                      $        10,116,175        $         9,419,865
  Common stock, at fair value (cost $74,107 and
    $68,472)                                                                     73,344                     95,036
  Mortgage loans on real estate (net of allowances
    of $57,654 and $61,242)                                                     613,453                    843,371
  Real estate                                                                   112,681                    106,690
  Policy loans                                                                3,000,441                  2,809,973
  Short-term investments, available-for-sale (cost
    $427,398 and $414,382)                                                      424,730                    414,382
                                                                    -----------------------    ----------------------

         Total Investments                                                   14,340,824                 13,689,317

OTHER ASSETS:
  Cash                                                                          213,731                    153,977
  Reinsurance receivable
    Related party                                                                 3,678                      4,297
    Other                                                                       278,674                    229,671
  Deferred policy acquisition costs                                             275,570                    279,688
  Investment income due and accrued                                             130,775                    139,152
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $53,431 and $34,700)                                                         89,533                    227,803
  Premiums in course of collection (net of
     allowances of $22,217 and $18,700)                                          99,811                    190,987
  Deferred income taxes                                                         149,140                    138,842
  Other assets                                                                  644,774                    462,515
SEPARATE ACCOUNT ASSETS                                                      12,584,661                 12,381,137
                                                                    -----------------------    ----------------------





TOTAL ASSETS                                                        $        28,811,171        $        27,897,386
                                                                    =======================    ======================

                                                                                                    (Continued)


====================================================================================================================================
                                                                                      2001                2000
                                                                                -----------------   -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves
      Related party                                                             $      532,374      $      547,558
      Other                                                                         11,679,122          11,497,442
    Policy and contract claims                                                         401,389             441,326
    Policyholders' funds                                                               242,916             266,235
    Provision for policyholders' dividends                                              74,740              72,716
    Undistributed earnings on participating business                                   163,086             165,754
GENERAL LIABILITIES:
    Due to GWL                                                                          41,874              43,081
    Due to GWL&A Financial                                                             251,059             171,347
    Repurchase agreements                                                              250,889
    Commercial paper                                                                    97,046              97,631
    Other liabilities                                                                1,021,541             785,730
SEPARATE ACCOUNT LIABILITIES                                                        12,584,661          12,381,137
                                                                                -----------------   -----------------
         Total Liabilities                                                          27,340,697          26,469,957
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares authorized, 0 shares issued and outstanding Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding                                7,032               7,032
    Additional paid-in capital                                                         712,801             717,704
    Accumulated other comprehensive income                                              76,507              33,672
    Retained earnings                                                                  674,134             669,021
                                                                                -----------------   -----------------
         Total Stockholder's Equity                                                  1,470,474           1,427,429
                                                                                -----------------   -----------------




TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $   28,811,171      $   27,897,386
                                                                                =================   =================

See notes to consolidated financial statements.                                                       (Concluded)



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

====================================================================================================================================
(Dollars in Thousands)
                                                                   2001                2000               1999
                                                              ----------------   -----------------  -----------------
REVENUES:
  Premiums
    Related party                                             $      18,144      $      20,853      $      23,233
    Other (net of premiums ceded totaling
      $82,028, $115,404, and $85,803)                             1,185,495          1,311,713          1,139,950
  Fee income                                                        947,255            871,627            635,147
  Net investment income (expense)
    Related party                                                   (14,546)           (14,517)           (10,923)
    Other                                                           955,880            945,958            886,869
  Net realized gains on investments                                  46,825             28,283              1,084
                                                              ----------------   -----------------  -----------------
                                                                  3,139,053          3,163,917          2,675,360

BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $40,144,
    $62,803, and $80,681)                                         1,029,495          1,122,560            970,250
  Increase in reserves                                               58,433             53,550             33,631
  Interest paid or credited to contractholders                      530,027            490,131            494,081
  Provision for policyholders' share of earnings
    on participating business                                         2,182              5,188             13,716
  Dividends to policyholders                                         76,460             74,443             70,161
                                                              ----------------   -----------------  -----------------
                                                                  1,696,597          1,745,872          1,581,839


  Commissions                                                       197,099            204,444            173,405
  Operating expenses (income):
    Related party                                                    (1,043)              (704)              (768)
    Other                                                           794,731            775,885            593,575
  Premium taxes                                                      36,911             45,286             38,329
  Special charges                                                   127,040
                                                              ----------------   -----------------  -----------------
                                                                  2,851,335          2,770,783          2,386,380


INCOME BEFORE INCOME TAXES                                          287,718            393,134            288,980
PROVISION FOR INCOME TAXES:
  Current                                                           136,965            108,509             72,039
  Deferred                                                          (41,993)            25,531             11,223
                                                              ----------------   -----------------  -----------------
                                                                     94,972            134,040             83,262

                                                              ----------------   -----------------  -----------------
NET INCOME                                                    $     192,746      $     259,094      $     205,718
                                                              ================   =================  =================



See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
====================================================================================================================================
(Dollars in Thousands)

                                                                                             Accumulated
                                      Preferred Stock           Common Stock      Additional     Other
                                  --------------------- ------------------------  Paid-in    Comprehensive   Retained
                                   Shares       Amount     Shares        Amount   Capital    Income (Loss)   Earnings      Total
                                  ---------   --------- -------------  ---------  ---------  -------------  ---------- -------------
BALANCES, JANUARY 1, 1999              0      $     0    7,032,000     $ 7,032    $699,556   $   61,560     $ 430,411  $  1,198,559
   Net income                                                                                                 205,718       205,718
   Other comprehensive loss                                                                    (146,421)                   (146,421)
                                                                                                                       -------------
Total comprehensive income                                                                                                   59,297
                                                                                                                       -------------
Dividends                                                                                                     (92,053)      (92,053)
Income tax benefit on stock
  compensation                                                                         760                                      760
                                  ---------   --------- -------------  ---------  ---------  ------------   ---------- -------------
BALANCES, DECEMBER 31, 1999            0            0    7,032,000       7,032     700,316      (84,861)      544,076     1,166,563
   Net income                                                                                                 259,094       259,094
   Other comprehensive income                                                                   118,533                     118,533
                                                                                                                       -------------
Total comprehensive income                                                                                                  377,627
                                                                                                                       -------------
Dividends                                                                                                    (134,149)     (134,149)
Capital contributions -
  Parent stock options                                                              15,052                                   15,052
Income tax benefit on stock
  compensation                                                                       2,336                                    2,336
                                  ---------   --------- -------------  ---------  ---------  ------------   ---------- -------------
BALANCES, DECEMBER 31, 2000            0      $     0    7,032,000     $ 7,032    $717,704   $   33,672     $ 669,021  $  1,427,429
   Net income                                                                                                 192,746       192,746
   Other comprehensive income                                                                    42,835                      42,835
                                                                                                                       -------------
Total comprehensive income                                                                                                  235,581
                                                                                                                       -------------
Dividends                                                                                                    (187,633)     (187,633)
Capital contributions adjustment -
  Parent stock options                                                             (12,098)                                 (12,098)
Income tax benefit on stock
   compensation                                                                      7,195                                    7,195
                                  ---------   --------- -------------  ---------  ---------  ------------   ---------- -------------
BALANCES, DECEMBER 31, 2001            0      $     0    7,032,000     $ 7,032    $712,801   $   76,507     $ 674,134  $  1,470,474
                                  =========   ========= =============  =========  =========  ============   ========== =============



See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
====================================================================================================================================
(Dollars in Thousands)

                                                                    2001               2000               1999
                                                              -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
  Net income                                                  $     192,746      $     259,094      $     205,718
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Earnings allocated to participating
        policyholders                                                 2,182              5,188             13,716
      Amortization of investments                                   (82,955)           (62,428)           (22,514)
      Net realized gains on investments                             (46,825)           (28,283)            (1,084)
      Depreciation and amortization (including
        goodwill impairment)                                         62,101             41,693             47,339
      Deferred income taxes                                         (41,993)            25,531             11,223
      Stock compensation (adjustment)                               (12,098)            15,052
  Changes in assets and liabilities, net of
    effects from acquisitions:
      Policy benefit liabilities                                    334,025            310,511            650,959
      Reinsurance receivable                                        (48,384)           (35,368)            19,636
      Receivables                                                   196,805           (128,382)           (37,482)
      Other, net                                                     44,232           (118,221)          (136,476)
                                                              -----------------  -----------------  -----------------
        Net cash provided by operating activities                   599,836            284,387            751,035
                                                              -----------------  -----------------  -----------------
INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
         Held-to-maturity
           Sales                                                                         8,571
           Maturities and redemptions                                                  323,728            520,511
         Available-for-sale
           Sales                                                  5,201,692          1,460,672          3,176,802
           Maturities and redemptions                             1,244,547            887,420            822,606
    Mortgage loans                                                  224,810            139,671            165,104
    Real estate                                                                          8,910              5,098
    Common stock                                                     38,331             61,889             18,116
  Purchases of investments:
    Fixed maturities
         Held-to-maturity                                                             (100,524)          (563,285)
         Available-for-sale                                      (6,878,213)        (2,866,228)        (4,019,465)
    Mortgage loans                                                                      (4,208)            (2,720)
    Real estate                                                      (3,124)           (20,570)           (41,482)
    Common stock                                                    (27,777)           (52,972)           (19,698)
    Acquisitions, net of cash acquired                                                  82,214
                                                              -----------------  -----------------  -----------------
        Net cash provided by (used in)
           investing activities                               $    (199,734)     $     (71,427)     $      61,587
                                                              =================  =================  =================
                                                                                                      (Continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
====================================================================================================================================
(Dollars in Thousands)

                                                                    2001               2000               1999
                                                             -----------------   -----------------  -----------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits                      $     (483,285)     $    (220,167)     $    (583,900)
  Due to GWL                                                         (1,207)             7,102            (16,898)
  Due to GWL&A Financial                                             81,473              3,665            175,035
  Dividends paid                                                   (187,633)          (134,149)           (92,053)
  Net commercial paper borrowings
     (repayments)                                                      (585)            97,631            (39,731)
  Net repurchase agreements borrowings
     (repayments)                                                   250,889            (80,579)          (163,680)
                                                              -----------------  -----------------  -----------------
         Net cash used in financing activities                     (340,348)          (326,497)          (721,227)
                                                              -----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                      59,754           (113,537)            91,395

CASH, BEGINNING OF YEAR                                             153,977            267,514            176,119
                                                              -----------------  -----------------  -----------------

CASH, END OF YEAR                                             $     213,731      $     153,977      $     267,514
                                                              =================  =================  =================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                              $      59,895      $      78,510      $      76,150
    Interest                                                         17,529             21,060             14,125

Non-cash financing activity:
  Effect of capital - Parent stock options                          (12,098)            15,052


See notes to consolidated financial statements.                                                       (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(Amounts in Thousands, except Share Amounts)
================================================================================

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

       On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial was an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco Inc., a Canadian holding company (the Parent or LifeCo), but GWL no longer holds an equity interest in the Company or GWL&A Financial.

       Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

       Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

       Investments - Investments are reported as follows:

       1. Management has classified its fixed maturities as available for sale and carries them at fair value with the net unrealized gains and losses reported as accumulated other comprehensive income
              (loss) in stockholder's equity.

              Premiums and discounts are recognized as a component of net investment income using the effective interest method. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net realized gains/(losses) on investments.

       2. Mortgage loans on real estate are carried at their unpaid balances adjusted for any unamortized premiums or discounts and any allowances for uncollectible accounts. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to net investment income using the effective interest method. Accrual of interest is discontinued on any impaired loans where collection of interest is doubtful.

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

       6. Short-term investments include securities purchased with initial maturities of one year or less and are carried at fair value. The Company considers short-term investments to be available-for-sale.

       7. Gains and losses realized on disposal of investments are determined on a specific identification basis.

       Cash - Cash includes only amounts in demand deposit accounts.

       Internal Use Software - Capitalized internal use software development costs of $44,914 and $35,409 are included in other assets at December 31, 2001, and 2000, respectively. The Company capitalized, net of depreciation, $6,896, $17,309 and $18,099 of internal use software development costs for the years ended December 31, 2001, 2000 and 1999, respectively.

       Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's group sales representatives related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $44,096, $36,834, and $43,512 in 2001, 2000, and 1999, respectively.

       Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, open-end management investment companies which are affiliates of the Company, shares of other non-affiliated mutual funds, and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees, and mortality and expense risk charges.

       Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $7,941,905 and $7,762,065 at December 31, 2001 and 2000, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,188,553 and $4,189,716 at December 31, 2001 and 2000, respectively, are established at the contractholder's account value.

       Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies (see Note 5).

       Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

       Participating Fund Account - Participating life and annuity policy reserves are $4,837,611 and $4,557,599 at December 31, 2001 and 2000,
       respectively. Participating business approximates 25.8%, 28.6%, and 31.0% of the Company's ordinary life insurance in force and 85.4%, 85.2%, and 94.0% of ordinary life insurance premium income for the years ended December 31, 2001, 2000, and 1999, respectively.

       The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Earnings allocable to participating policyholders are consistent with established Company practice.

       The Company has established a Participating Policyholder Experience Account (PPEA) for the benefit of all participating policyholders which is included in the accompanying consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

       The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from GWL under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA, net of a management fee paid to the Company, accrue solely for the benefit of the transferred participating policyholders.

       Repurchase Agreements and Securities Lending - The Company enters into repurchase agreements with third-party broker/dealers in which the Company sells securities and agrees to repurchase substantially similar securities at a specified date and price. Such agreements are accounted for as collateralized borrowings. Interest expense on repurchase agreements is recorded at the coupon interest rate on the underlying securities. The repurchase fee is amortized over the term of the related agreement and recognized as an adjustment to net investment income.

       The Company receives collateral for lending securities that are held as part of its investment portfolio. The company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. The Company's securitized lending transactions are accounted for as collateralized borrowings.

       Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk associated with invested assets. Derivatives are not used for speculative purposes. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur. Derivative instruments typically used consist of interest rate swap agreements, interest rate floors and caps, foreign currency exchange contracts, options, and interest rate futures.

       Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa, to convert from a fixed rate to a floating rate. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential only if interest rates fall or rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are used in conjunction with interest rate swap agreements to effectively convert convertible, fixed rate bonds to non-convertible variable rate bonds as part of the Company's overall asset/liability matching program. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments.

       Effective January 1, 2001, the Company adopted Financial Account Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133 resulted in an approximate $1,000 after-tax increase to accumulated other comprehensive income, which has been included in the current year change in other comprehensive income in the Statement of Stockholder's Equity.

       Hedge ineffectiveness of $907, determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the year ended December 31, 2001.

       Derivative gains and losses included in accumulated other comprehensive income (OCI) are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. Derivative gains of $469 were reclassified to net investment income in 2001. The Company estimates that $563 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

       Revenue Recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements (SAB No. 101)," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," the Company implemented the provisions of SAB No. 101 during the fourth quarter of 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition practices.

       Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 6.1%, 6.2%, and 6.2% in 2001, 2000, and 1999.

       Income Taxes - Income taxes are recorded using the asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) is considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

       Stock Options - The Company applies the intrinsic value measurement approach under APB Opinion No. 25, "Accounting for Stock Issued to Employees", to stock-based compensation awards to employees, as interpreted by AIN-APB 25 as it relates to accounting for stock options granted by the Parent to Company employees (see Note 14).

       Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - FASB has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125" (SFAS No. 140), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain disclosure requirements under SFAS No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements. The adoption of SFAS No. 140 did not have a significant effect on the financial position or results of operations of the Company.

       Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets - Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets" (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

       Business Combinations - On June 29, 2001 Statement of Financial Accounting Standards (SFAS) FAS No.141, "Business Combinations" (SFAS No.
       141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

       Goodwill and Other Intangible Assets - On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

       Long Lived Assets - In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

       Selected Loan Loss Allowance Methodology - In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

2.     ACQUISITIONS AND SPECIAL CHARGES

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

       On October 6, 1999, the Company entered into a purchase and sale agreement with Allmerica Financial Corporation (Allmerica) to acquire via assumption reinsurance Allmerica's group life and health insurance business on March 1, 2000. This business primarily consists of administrative services only, and stop loss policies. The in-force business was immediately co-insured back to Allmerica and then underwritten and retained by the Company upon each policy renewal date. The effect of this transaction was not material to the Company's results of operations or financial position.

       Alta Health & Life Insurance Company (Alta) was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to discontinue writing new Alta business and all Alta customers will be moved to the Company's contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions are being conducted by the underwriting staff of the Company. In the second quarter of 2001, the Company recorded a $127 million special charge ($80.9 million, net of tax), related to its decision to cease marketing the Alta products. The principal components of the charge include $46 million from premium deficiency reserves, $29 million from premium receivables, $28 million from uninsured accident and health plan claim receivables and $24 million from goodwill and other.

3.     RELATED-PARTY TRANSACTIONS

       The Company performs administrative services for the U.S. operations of GWL. The following represents revenue from GWL for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force.


                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2001              2000               1999
                                                                ---------------   ---------------    ---------------

       Investment management revenue                            $       186       $       120        $       130
       Administrative and underwriting revenue                        1,043               704                768


       At December 31, 2001 and 2000, due to GWL includes $16,536 and $17,743 due on demand and $25,338 and $25,338 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to GWL bear interest at the public bond rate (6.0% and 7.0% at December 31, 2001 and 2000, respectively) while the note payable bears interest at 5.4%.

       At December 31, 2001 and 2000, due to GWL&A Financial includes $76,024 and $(3,688) due on demand and $175,035 and $175,035 of subordinated notes payable. The notes, which were issued in 1999 and used for general corporate purposes, bear interest and mature on June 30, 2048. Payments of principal and interest under this subordinated note shall be made only with prior written approval of the Commissioner of Insurance of the State of Colorado. Payments of principal and interest on this subordinated note are payable only out of surplus funds of the Company and only at such time as the financial condition of the Company is such that at the time of payment of principal or interest, its statutory surplus after the making of any such payment would exceed the greater of $1,500 or 1.25 times the company action level amount as required by the most recent risk based capital calculations. The amounts due on demand to GWL&A Financial bear interest at the public bond rate (6.0% and 7.0% at December 31, 2001 and 2000, respectively) while the note payable bears interest at 7.25%.

       Interest expense attributable to these related party obligations was $14,732, $14,637, and $11,053 for the years ended December 31, 2001,
       2000, and 1999, respectively.

4.     ALLOWANCES ON POLICYHOLDER RECEIVABLES

       The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

       Allowances for amounts receivable related to uninsured accident and health plan claims:


                                                                       2001               2000               1999
                                                                  --------------    ---------------    ---------------

       Balance, beginning of year                                 $     34,700      $     31,200       $     31,200
       Provisions charged to operations                                 50,500             7,700              4,500
       Amounts written off - net                                       (31,769)           (4,200)            (4,500)
                                                                  --------------    ---------------    ---------------
       Balance, end of year                                       $     53,431      $     34,700       $     31,200
                                                                  ==============    ===============    ===============

       Allowances for premiums in course of collection:

                                                                      2001               2000               1999
                                                                  --------------    ---------------    ---------------

       Balance, beginning of year                                 $     18,700      $     13,900       $     13,900
       Provisions charged to operations                                 29,642            14,500              2,500
       Amounts written off - net                                       (26,125)           (9,700)            (2,500)
                                                                  --------------    ---------------    ---------------
       Balance, end of year                                       $     22,217      $     18,700       $     13,900
                                                                  ==============    ===============    ===============

5.     REINSURANCE

       In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

       Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2001 and 2000, the reinsurance receivable had a carrying value of $282,352 and $233,968, respectively.

       The following schedule details life insurance in force and life and accident/health premiums:

                                                                        Assumed                          Percentage
                                                       Ceded           Primarily                         of Amount
                                    Gross          Primarily to       From Other           Net            Assumed
                                    Amount              GWL            Companies          Amount           to Net
                                ---------------   ----------------  ----------------  ---------------   -------------
       December 31, 2001:
        Life insurance in force:
          Individual            $  43,370,006     $   8,330,282     $   7,399,250        42,438,974        17.4%
          Group                    56,650,090                           9,888,796        66,538,886        14.9%
                                ---------------   ----------------  ----------------  ----------------
               Total            $ 100,020,096     $   8,330,282     $  17,288,046     $ 108,977,860
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance        $     384,688     $      32,820     $      37,442     $     389,310         9.6%
          Accident/health             830,970            49,001            42,750           824,719         5.2%
                                ---------------   ----------------  ----------------  ----------------
               Total            $   1,215,658     $      81,821     $      80,192     $   1,214,029
                                ===============   ================  ================  ================



                                                                        Assumed                          Percentage
                                                       Ceded           Primarily                         of Amount
                                    Gross          Primarily to       From Other           Net            Assumed
                                    Amount              GWL            Companies          Amount           to Net
                                ---------------   ----------------  ----------------  ---------------   -------------
       December 31, 2000:
        Life insurance in force:
          Individual            $  39,067,268     $   5,727,745     $   7,563,302     $  40,902,825        18.5%
          Group                    75,700,120                          20,610,896        96,311,016        21.4%
                                ---------------   ----------------  ----------------  ----------------
               Total            $ 114,767,388     $   5,727,745     $  28,174,198     $ 137,213,841
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance        $     349,097     $      35,448     $      88,994     $     402,643        22.1%
          Accident/health             827,044            79,705           175,294           922,633        19.0%
                                ---------------   ----------------  ----------------  ----------------
               Total            $   1,176,141     $     115,153     $     264,288     $   1,325,276
                                ===============   ================  ================  ================

       December 31, 1999:
        Life insurance in force:
          Individual            $  35,362,934     $   5,195,961     $   8,467,877     $  38,634,850        21.9%
          Group                    80,717,198                           2,212,741        82,929,939         2.7%
                                ---------------   ----------------  ----------------  ----------------
               Total            $ 116,080,132     $   5,195,961     $  10,680,618     $ 121,564,789
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance        $     306,101     $      27,399     $      46,715     $     325,417        14.4%
          Accident/health             801,755            58,247            79,753           823,261         9.7%
                                ---------------   ----------------  ----------------  ----------------
               Total            $   1,107,856     $      85,646     $     126,468     $   1,148,678
                                ===============   ================  ================  ================

6.     NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

       Net investment income is summarized as follows:

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2001              2000               1999
                                                                ---------------   ---------------    ---------------
       Investment income:
        Fixed maturities and short-term
          Investments                                           $    693,573      $    675,200       $    635,601
        Common stock                                                   4,882             1,584              1,345
        Mortgage loans on real estate                                 69,237            80,775             88,033
        Real estate                                                   22,335            22,068             19,618
        Policy loans                                                 204,198           191,320            167,109
        Other                                                            101               120                138
                                                                ---------------   ---------------    ---------------
                                                                     994,326           971,067            911,844
       Investment expenses, including interest on
        amounts charged by the related parties
        of $14,732, $14,637, and $11,053                              52,992            39,626             35,898
                                                                ---------------   ---------------    ---------------
       Net investment income                                    $    941,334      $    931,441       $    875,946
                                                                ===============   ===============    ===============


       Net realized gains (losses) on investments are as follows:

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2001              2000               1999
                                                                ---------------   ---------------    ---------------
       Realized gains (losses):
        Fixed maturities                                        $     32,116      $    (16,752)      $     (8,321)
        Common stock                                                  13,052            33,411                463
        Mortgage loans on real estate                                  1,657             2,207              1,429
        Real estate                                                                        490                513
        Provisions                                                                       8,927              7,000
                                                                ---------------   ---------------    ---------------
       Net realized gains on investments                        $     46,825      $     28,283       $      1,084
                                                                ===============   ===============    ===============

7.     SUMMARY OF INVESTMENTS

       Fixed maturities owned at December 31, 2001 are summarized as follows:

                                                          Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized         Fair          Carrying
                                          Cost            Gains          Losses           Value           Value
                                       ------------    ------------    ------------    ------------    ------------
      Available-for-Sale:
        U.S. Government
          Agencies                     $  1,744,590    $   45,585      $    7,577      $ 1,782,598     $ 1,782,598
        Collateralized mortgage
          obligations                       435,074         9,900             125          444,849         444,849
        Public utilities                    647,754        22,823           5,997          664,580         664,580
        Corporate bonds                   2,943,635       114,871          71,504        2,987,002       2,987,002
        Foreign governments                  26,466         1,824                           28,290          28,290
        State and municipalities            935,758        35,462           3,955          967,265         967,265
        Direct mortgage pass-
          through certificates              345,979         2,537           2,840          345,676         345,676
        Mortgage-backed
          Securities - other                 97,136         7,020                          104,156         104,156
        Asset backed securities           2,728,061        76,187          12,489        2,791,759       2,791,759
                                       ------------    ------------    ------------    ------------    ------------
                                       $  9,904,453    $  316,209      $  104,487      $10,116,175     $10,116,175
                                       ============    ============    ============    ============    ============

       Fixed maturities owned at December 31, 2000 are summarized as follows:

                                                          Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized         Fair          Carrying
                                          Cost            Gains          Losses           Value           Value
                                       ------------    ------------    ------------    ------------    ------------
      Available-for-Sale:
        U.S.Government
          Agencies                     $  1,115,926    $   14,528      $    3,483      $ 1,126,971     $ 1,126,971
        Collateralized mortgage
          obligations                       708,707         8,592           7,201          710,098         710,098
        Public utilities                    654,729        13,251           7,063          660,917         660,917
        Corporate bonds                   3,036,921        66,903          85,559        3,018,265       3,018,265
        Foreign governments                  49,505         1,019             376           50,148          50,148
        State and municipalities            815,246        20,424           6,502          829,168         829,168
        Direct mortgage pass-
          through certificates              356,975         2,719           1,091          358,603         358,603
        Mortgage-backed
          Securities - other                100,786         5,401             363          105,824         105,824
        Asset backed securities           2,533,214        46,602          19,945        2,559,871       2,559,871
                                       ------------    ------------    ------------    ------------    ------------
                                       $  9,372,009    $  179,439      $  131,583      $ 9,419,865     $ 9,419,865
                                       ============    ============    ============    ============    ============

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

       See Note 9 for additional information on policies regarding estimated fair value of fixed maturities.

       The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized           Estimated
                                                 Cost             Fair Value
                                            ----------------    ----------------
       Due in one year or less              $       614,336     $       627,259
       Due after one year
         through five years                       2,481,589           2,579,308
       Due after five years
         through ten years                        1,171,127           1,189,693
       Due after ten years                          848,427             838,494
       Mortgage-backed
         Securities                               2,060,913           2,089,662
       Asset-backed securities                    2,728,061           2,791,759
                                            ----------------    ----------------
                                            $     9,904,453     $    10,116,175
                                            ================    ================

       Proceeds from sales of securities available-for-sale were $5,201,737, $1,460,672, and $3,176,802 during 2001, 2000, and 1999, respectively. The realized gains on such sales totaled $42,343, $8,015, and $10,080 for 2001, 2000, and 1999, respectively. The realized losses totaled $10,186, $24,053, and $19,720 for 2001, 2000, and 1999, respectively. During the years 2001, 2000, and 1999, held-to-maturity securities with amortized cost of $0, $8,571, and $0 were sold due to credit deterioration with insignificant gains and losses.

       During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $19,908 unrealized gain associated with this transfer in other comprehensive income, net of tax.

       At December 31, 2001 and 2000, pursuant to fully collateralized securities lending arrangements, the Company had loaned $278,471 and $208,702 of fixed maturities, respectively.

       The Company engages in hedging activities to manage interest rate, market and foreign exchange risk.

       The following table summarizes the 2001 financial hedge instruments:

                                             Notional                 Strike/Swap
       December 31, 2001                      Amount                     Rate                       Maturity
       -------------------------------    ---------------    ------------------------------    --------------------
       Interest Rate Caps                 $   1,402,000          6.75% - 11.65% (CMT)             01/02 - 01/05
       Interest Rate Swaps                      365,018              3.13% - 7.32%                01/02- 12/06
       Foreign Currency
         Exchange Contracts                      13,585                   N/A                     06/05 - 07/06
       Options     Calls                        191,300                 Various                   01/02 - 01/06
                   Puts                         131,000                 Various                   12/01 - 12/02

       The following table summarizes the 2000 financial hedge instruments:

                                             Notional                  Strike/Swap
       December 31, 2000                      Amount                      Rate                        Maturity
       -------------------------------    ---------------    --------------------------------    --------------------
       Interest Rate Futures              $     171,800               5.17% - 5.68%                     3/01
       Interest Rate Caps                     1,562,000           7.64% - 11.82% (CMT)              6/00 - 12/06
       Interest Rate Swaps                      300,041               5.00% - 8.62%                 1/01 - 12/06
       Foreign Currency
         Exchange Contracts                      18,371                    N/A                       6/05 - 7/06
       Options     Calls                        111,400                  Various                    5/01 - 11/05

       CMT - Constant Maturity Treasury Rate


       The Company has established specific investment guidelines designed to emphasize a diversified and geographically dispersed portfolio of mortgages collateralized by commercial and industrial properties located in the United States. The Company's policy is to obtain collateral sufficient to provide loan-to-value ratios of not greater than 75% at the inception of the mortgages. At December 31, 2001, approximately 29% of the Company's mortgage loans were collateralized by real estate located in California.

       The following is information with respect to impaired mortgage loans:

                                                                                    2001                2000
                                                                               ----------------    ----------------

       Loans, net of related allowance for credit losses of
         $13,018 and $12,777                                                   $         6,300     $         9,116
       Loans with no related allowance for credit losses                                 5,180              12,954
       Average balance of impaired loans during the year                                31,554              39,321
       Interest income recognized (while impaired)                                       1,617               1,648
       Interest income received and recorded (while impaired)
         Using the cash basis method of recognition                                      1,744               1,632


       As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $56,258 and $73,518 at December 31, 2001 and 2000, respectively.

       The following table presents changes in the allowance for credit losses:

                                                                     2001              2000               1999
                                                                ---------------   ---------------    ---------------

       Balance, beginning of year                               $      61,242     $      77,416      $      83,416
       Provision for loan losses                                                         (8,927)            (7,000)
       Charge-offs                                                     (3,588)           (7,247)
       Recoveries                                                                                            1,000
                                                                ---------------   ---------------    ---------------
       Balance, end of year                                     $      57,654     $      61,242      $      77,416
                                                                ===============   ===============    ===============

8.     COMMERCIAL PAPER

       The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 2001, commercial paper outstanding of $97,046 had a maturity of 4 days and an interest rate of 2.55%. At December 31, 2000, commercial paper outstanding of $97,631 had maturities ranging from 11 to 46 days and interest rates ranging from 6.59% to 6.62%.

9.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                          December 31,
                                             -----------------------------------------------------------------------
                                                           2001                                  2000
                                             ----------------------------------    ---------------------------------
                                                Carrying          Estimated          Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                             ---------------    ---------------    --------------    ---------------
       ASSETS:
         Fixed maturities and
           short-term investments            $  10,540,905      $  10,540,905      $   9,834,247     $   9,834,247
         Mortgage loans on real
           estate                                  613,453            624,102            843,371           856,848
         Policy loans                            3,000,441          3,000,441          2,809,973         2,809,973
         Common stock                               73,344             73,344             95,036            95,036

       LIABILITIES:
         Annuity contract reserves
           without life contingencies            4,188,553          4,210,759          4,189,716         4,204,907
         Policyholders' funds                      242,916            242,916            266,235           266,235
         Due to GWL                                 41,874             41,441             43,081            41,332
         Due to GWL&A Financial                    251,059            251,059            171,347           158,222
         Commercial paper                           97,046             97,046             97,631            97,631
         Repurchase agreements                     250,889            250,889


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

       The estimated fair-value of fixed maturities and common stocks that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. Fair values of derivatives of $20,617 and $7,188 at December 31, 2001 and 2000, respectively, consisting principally of interest rate swaps are included in fixed maturities.

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

       The estimated fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts, utilizing current crediting rates for similar products.

       The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

       The estimated fair value of due to GWL is based on discounted cash flows at current market rates on high quality investments.

       The fair value of due to GWL&A Financial reflects the last trading price of the subordinated notes in the public market at December 31, 2001.

       The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

       The estimated fair value of derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net asset position for interest rates swaps are $33 and $1,858 of liabilities in 2001 and 2000, respectively. Included in the net asset position for foreign currency exchange contracts are $127 and $0 of liabilities in 2001 and 2000, respectively.

10.    EMPLOYEE BENEFIT PLANS

       The following table summarizes changes for the years ended December 31, 2001, 2000, and 1999 in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. There is no additional minimum pension liability required to be recognized.

                                                                                          Post-Retirement
                                                    Pension Benefits                        Medical Plan
                                            ----------------------------------    ---------------------------------
                                              2001         2000        1999         2001        2000        1999
                                            ---------    ---------   ---------    ---------   ---------    --------
      Change in benefit obligation
      Benefit obligation at beginning     $ 140,563   $  126,130   $ 131,305   $  33,018    $ 29,228    $  19,944
      of year
      Service cost                            8,093        7,062       7,853       3,331       2,305        2,186
      Interest cost                           9,718        9,475       8,359       3,303       2,167        1,652
      Acquisition of new employees                                     4,155       7,823
      Actuarial (gain) loss                  (2,640)       2,510     (22,363)     11,401                    3,616
      Prior service for former Alta
        employees                                                                                           2,471
      Benefits paid                          (5,213)      (4,614)     (3,179)     (1,015)       (682)        (641)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Benefit obligation at end of year   $ 150,521   $  140,563   $ 126,130   $  57,861    $ 33,018    $  29,228
                                            ---------    ---------   ---------    ---------   ---------    --------

      Change in plan assets
      Fair value of plan assets at
        beginning of year                 $ 193,511   $  192,093   $ 183,136   $            $           $
      Actual return on plan assets             (637)       6,032      12,055
      Addition of former Alta employees
        and other adjustments                                             81
      Benefits paid                          (5,213)      (4,614)     (3,179)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Fair value of plan assets at end      187,661      193,511     192,093
      of year
                                            ---------    ---------   ---------    ---------   ---------    --------

      Funded (unfunded) status               37,140       52,948      65,963      (57,861)    (33,018)     (29,228)
      Unrecognized net actuarial (gain)      (1,499)     (15,239)    (30,161)     14,659       3,430        3,464
      loss
      Unrecognized prior service cost         2,533        3,073       3,614       9,326       2,148        2,310
      Unrecognized net obligation or
      (asset)
        at transition                       (15,142)     (16,655)    (18,170)     12,120      12,928       13,736
                                            ---------    ---------   ---------    ---------   ---------    --------
      Prepaid (accrued) benefit cost      $  23,032   $   24,127   $  21,246   $  (21,756)  $ (14,512)  $  (9,718)
                                            =========    =========   =========    =========   =========    ========

      Components of net periodic
      benefit cost
      Service cost                        $   8,093   $    7,062   $   7,853   $   3,331    $  2,305    $   2,186
      Interest cost                           9,718        9,475       8,360       3,303       2,167        1,652
      Expected return on plan assets        (15,276)     (17,567)    (15,664)
      Amortization of transition             (1,514)      (1,514)     (1,514)        808         808          808
      obligation
      Amortization of unrecognized prior
        service cost                            541          541         541         645         162          162
      Amortization of gain from earlier
        periods                                (467)        (879)        (80)        172          34           38
                                            ---------    ---------                ---------   ---------    --------
                                            ---------    ---------   ---------    ---------   ---------    --------
      Net periodic (benefit) cost         $   1,095   $   (2,882)  $    (504)  $   8,259    $  5,476    $   4,846
                                            =========    =========   =========    =========   =========    ========

      Weighted-average assumptions as
      of December 31
      Discount rate                           7.25%        7.50%       7.50%        7.25%       7.50%        7.50%
      Expected return on plan assets          8.00%        9.25%       8.50%        8.00%       9.25%        8.50%
      Rate of compensation increase           4.00%        5.00%       5.00%        4.00%       5.00%        5.00%


       The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2001, 2000, or 1999.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-Percentage             1-Percentage
                                                                              Point                    Point
                                                                            Increase                 Decrease
                                                                       --------------------     --------------------
      Increase (decrease) on total of service and
        interest cost on components                                    $          2,246         $         (1,465)
      Increase (decrease) on post-retirement benefit                             12,877                   (9,914)
        obligation


       The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2001, 2000, and 1999 totaled $7,773, $6,130, and $5,504, respectively.

       The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participant deferrals, which are reflected in other liabilities, are $20,033, $19,264, and $17,367 for years ending December 31, 2001, 2000, and 1999, respectively. The participant deferrals earn interest at 7.2% at December 31, 2001, based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 2001, 2000, and 1999 was $1,434, $1,358, and $1,231,
       respectively.

       The Company also provides a supplemental executive retirement plan to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan for 2001, 2000, and 1999 was $2,726, $3,023, and $3,002,
       respectively. The total liability of $20,881 and $18,794 as of December 31, 2001 and 2000 is included in other liabilities.

11.    FEDERAL INCOME TAXES

       The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                                                     2001            2000             1999
                                                                  ------------    ------------     ------------
      Federal tax rate                                                  35.0   %        35.0   %         35.0   %
      Change in tax rate resulting from:
        Settlement of GWL tax exposures                                                                  (5.9)
         Investment income not subject
           to federal tax                                               (1.7)           (0.9)
        Other, net                                                      (0.3)                            (0.3)
                                                                  ------------    ------------     ------------
      Total                                                             33.0   %        34.1   %         28.8   %
                                                                  ============    ============     ============

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

       Excluding the effect of the 1999 tax item discussed above, the effective tax rate for 1999 was 35.2%.

       Temporary differences of which give rise to the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                               2001                              2000
                                                  -------------------------------    ------------------------------
                                                    Deferred         Deferred           Deferred        Deferred
                                                      Tax               Tax              Tax              Tax
                                                     Asset           Liability          Asset          Liability
                                                  -------------    --------------    -------------    -------------
      Policyholder reserves                    $      157,703   $                 $       114,074  $
      Deferred policy acquisition costs                                   47,101                           48,543
      Deferred acquisition cost
        proxy tax                                     113,505                             110,239
      Investment assets                                                   88,595                           35,714
      Allowance for uncollectibles                     10,570
      Net operating loss carryforwards                    444                                 444
      Other                                             2,614                                 103
                                                  -------------    --------------    -------------    -------------
               Subtotal                               284,836            135,696          224,860          84,257
      Valuation allowance                                                                  (1,761)
                                                  -------------    --------------    -------------    -------------
               Total Deferred Taxes            $      284,836   $        135,696  $       223,099  $       84,257
                                                  =============    ==============    =============    =============

       Amounts included in investment assets above include $40,122 and $21,228 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2001 and 2000, respectively.

       The Company will file a consolidated tax return for 2001. Losses incurred by subsidiaries in prior years cannot be offset against operating income of the Company. At December 31, 2001, the Company's subsidiaries had approximately $1,269 of net operating loss carryforwards, expiring through the year 2015. The tax benefit of subsidiaries' net operating loss carryforwards are included in the deferred tax assets at December 31, 2001 and 2000, respectively.

       The Company's valuation allowance was decreased in 2001, 2000, and 1999 by $1,761, $0, and $(17), respectively, as a result of the re-evaluation by management of future estimated taxable income in its subsidiaries.

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

12.    OTHER COMPREHENSIVE INCOME

       Other comprehensive income for the year ended December 31, 2001 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ---------------- -- -----------------
      Unrealized gains on available-for-sale securities:
         Net changes during the year related to cash
            flow hedges                                 $        12,637     $         (4,423)   $           8,214
         Unrealized holding gains (losses) arising
            during the period                                   112,544              (39,397)              73,147
         Less:  reclassification adjustment for
            (gains) losses realized in net income               (15,912)               5,569              (10,343)
                                                          -----------------    ----------------    -----------------
         Net unrealized gains                                   109,269              (38,251)              71,018
      Reserve and  DAC adjustment                               (43,358)              15,175              (28,183)
                                                          -----------------    ----------------    -----------------
      Other comprehensive income                        $        65,911     $        (23,076)   $          42,835
                                                          =================    ================    =================

       Other comprehensive income for the year ended December 31, 2000 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale
      securities:
         Unrealized holding gains (losses) arising
            during the period                           $       204,274     $        (71,495)   $         132,779
         Less:  reclassification adjustment for
            (gains) losses realized in net income                 9,436               (3,303)               6,133
                                                          -----------------    ----------------    -----------------
         Net unrealized gains                                   213,710              (74,798)             138,912
      Reserve and  DAC adjustment                               (31,352)              10,973              (20,379)
                                                          -----------------    ----------------    -----------------
      Other comprehensive income                        $       182,358     $        (63,825)   $         118,533
                                                          =================    ================    =================

       Other comprehensive loss for the year ended December 31, 1999 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale
      securities:
         Unrealized holding gains (losses) arising
            during the period                           $      (303,033)    $        106,061    $        (196,972)
         Less:  reclassification adjustment for
            (gains) losses realized in net income                (9,958)               3,485               (6,473)
                                                          -----------------    ----------------    -----------------
         Net unrealized gains (losses)                         (312,991)             109,546             (203,445)
      Reserve and  DAC adjustment                                87,729              (30,705)              57,024
                                                          -----------------    ----------------    -----------------
      Other comprehensive loss                          $      (225,262)    $         78,841    $        (146,421)
                                                          =================    ================    =================


13.    STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

       At December 31, 2001 and 2000, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

       No dividends were paid on preferred stock in 2001, 2000, and 1999, respectively. In addition, dividends of $187,633, $134,149, and $92,053 were paid on common stock in 2001, 2000, and 1999, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.

       The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                                                 2001                2000                1999
                                                            ----------------    ----------------    ---------------
                                                              (Unaudited)
      Net income                                         $        266,398    $        293,521    $          253,123
      Capital and surplus                                       1,200,372           1,083,718             1,004,745


       In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification as modified by the Colorado Division of Insurance increased statutory net worth as of January 1, 2001, by approximately $105,760 [Unaudited]. (The modifications adopted by the Colorado Division of Insurance had no effect on statutory net worth).

       The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 2001 were $1,200,372 and $272,138 [Unaudited], respectively. The Company should be able to pay up to $272,138 [Unaudited] of dividends in 2002.

14.    STOCK OPTIONS

       The Parent has a stock option plan (the Lifeco plan) that provides for the granting of options on common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded with exercise prices of no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the Lifeco plan. As of December 31, 2001, 2000, and 1999, stock available for award to Company employees under the Lifeco plan aggregated 3,278,331, 4,808,047, and 885,150 shares.

       The plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vest and become exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2002 and expire ten years from the date of grant. Variable options granted to Company employees totaling 278,000 and 1,832,000 in 1998 and 1997, respectively, become exercisable, if certain cumulative financial targets are attained by the end of 2001. If exercisable, the exercise period runs from April 1, 2002 to June 26, 2007. During 2000, the Company determined that it was probable that certain of these options would become exercisable and, accordingly, accrued compensation expense of $15,052 with a corresponding credit to additional paid-in capital as prescribed by AIN-APB 25. During 2001, the Company released $12,098 of this accrual when certain financial targets were not attained.

       Additional variable options granted in 1998, 2000, and 2001 totaling 380,000, 120,000, and 80,000 respectively, become exercisable if certain sales or financial targets are attained. During 2001, 2000, and 1999, 7,750, 13,250, and 11,250 of these options vested and accordingly, the Company recognized compensation expense of $48, $151, and $23, respectively. If exercisable, the exercise period expires ten years from the date of grant.

       The following table summarizes the status of, and changes in, Lifeco options granted to Company employees, which are outstanding and the weighted-average exercise price (WAEP) for 2001, 2000, and 1999. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                          2001                          2000                         1999
                                --------------------------    -------------------------    -------------------------
                                  Options         WAEP          Options        WAEP         Options         WAEP
                                -------------   ----------    ------------   ----------    -----------    ----------
      Outstanding, Jan. 1          7,675,551  $    9.91         6,867,098  $    9.20        6,744,824  $     8.15
        Granted                      947,500      22.28         1,386,503      14.88          675,500       16.29
        Exercised                  1,463,588       5.89           451,300       7.74          234,476        5.69
        Expired or
          canceled                   690,334      11.24           126,750      12.17          318,750       13.81
                                -------------   ----------    ------------   ----------    -----------    ----------
      Outstanding,
        Dec. 31                    6,469,129  $   11.59         7,675,551  $    9.91        6,867,098  $     9.20
                                =============   ==========    ============   ==========    ===========    ==========

      Options
        exercisable
        at year-end                2,673,460  $    8.01         3,077,998  $    7.11        2,503,998  $     7.00
                                =============   ==========    ============   ==========    ===========    ==========

      Weighted average
        fair value of
        options granted
        during year          $     4.22                    $     4.38                   $     5.16
                                =============                 ============                 ===========

       The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2001:

                                                 Outstanding                                 Exercisable
                               -------------------------------------------------   ---------------------------------
                                                                     Average                             Average
            Exercise                                 Average         Exercise                            Exercise
          Price Range              Options            Life            Price            Options            Price
      ---------------------    ----------------    ------------    -------------   ----------------    -------------
      $ 5.32 - 7.07                1,823,560           4.68     $       5.42           1,803,560    $        5.40
      $10.19 - 16.90               3,775,569           6.73     $      12.22             867,400    $       13.40

      $21.52 - 22.23                 870,000           9.66     $      21.77               2,500    $       22.01


       Of the exercisable Lifeco options, 2,623,960 relate to fixed option grants and 49,500 relate to variable grants.

       Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan in Canada. Under the PFC plan, options may be awarded with exercise price no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options, unless otherwise determined by a committee that administers the PFC plan. As of December 31, 2001, 2000, and 1999, stock available for award under the PFC plan aggregated 2,710,800, 2,790,800, and 4,340,800 shares.

       Options granted to officers of the Company under the PFC plan become exercisable twenty percent per year commencing on the date of the grant and expire ten years from the date of grant.

       The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and WAEP for 2001, 2000, and 1999. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                           2001                          2000                          1999
                                 --------------------------    --------------------------    --------------------------
                                   Options          WAEP         Options          WAEP         Options         WAEP
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding,  Jan.1,             70,000  $     2.29           285,054  $     3.23           355,054  $    2.89
        Exercised                                                   215,054        3.30            70,000       2.28
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding, Dec 31,             70,000  $     2.16            70,000  $     2.29           285,054  $    3.23
                                 =============    =========    =============    =========    =============   ==========
      Options exercisable
        at year-end                    70,000  $     2.16            70,000  $     2.29           285,054  $    3.23
                                 =============    =========    =============    =========    =============   ==========

       As of December 31, 2001, the PFC options outstanding have an exercise price of $2.16 and a weighted-average remaining contractual life of 1.36 years.

       The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25 under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $1,801, $1,686, and $1,039, in 2001, 2000, and 1999,
       respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 2001, 2000, and 1999, respectively: dividend yields of 3.84%, 3.95%, and 3.63%, expected volatility of 20.1%, 30.1%, and 32.4%, risk-free interest rates of 5.30%, 6.61%, and 6.65% and expected lives of 7.5 years.

15.    SEGMENT INFORMATION

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

       Summarized segment financial information for the year ended and as of December 31 was as follows:

       Year ended December 31, 2001

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $      1,033,983     $       169,656     $      1,203,639
         Fee income                                             809,574             137,681              947,255
         Net investment income                                   90,720             850,614              941,334
         Realized investment gains                               17,881              28,944               46,825
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,952,158           1,186,895            3,139,053
      Benefits and Expenses:
         Benefits                                               867,031             829,566            1,696,597
         Operating expenses                                     863,021             164,677            1,027,698
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,730,052             994,243            2,724,295
      Income taxes                                               75,962              65,150              141,112
                                                          -----------------   -----------------   -----------------
      Net income before special charges                         146,144             127,502              273,646
      Special charges (net)                                      80,900                                   80,900
                                                          -----------------   -----------------   -----------------
      Net income                                       $         65,244     $       127,502     $        192,746
                                                          =================   =================   =================

      Assets:                                                 Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,497,077     $    12,843,747     $     14,340,824
      Other assets                                              912,653             973,033            1,885,686
      Separate account assets                                 5,854,652           6,730,009           12,584,661
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      8,264,382     $    20,546,789     $     28,811,171
                                                          =================   =================   =================


       Year ended December 31, 2000

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $      1,142,136     $       190,430     $      1,332,566
         Fee income                                             752,309             119,318              871,627
         Net investment income                                   94,800             836,641              931,441
         Realized investment gains (losses)                      (3,572)             31,855               28,283
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,985,673           1,178,244            3,163,917
      Benefits and Expenses:
         Benefits                                               922,925             822,947            1,745,872
         Operating expenses                                     856,463             168,448            1,024,911
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,779,388             991,395            2,770,783
                                                          -----------------   -----------------   -----------------

      Net operating income before income taxes                  206,285             186,849              393,134
      Income taxes                                               70,197              63,843              134,040
                                                          -----------------   -----------------   -----------------
      Net income                                       $        136,088     $       123,006     $        259,094
                                                          =================   =================   =================

      Assets:                                                 Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,438,650     $    12,250,667     $     13,689,317
      Other assets                                              980,245             846,687            1,826,932
      Separate account assets                                 6,537,095           5,844,042           12,381,137
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      8,955,990     $    18,941,396     $     27,897,386
                                                          =================   =================   =================

       Year ended December 31, 1999

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $        990,449     $       172,734     $      1,163,183
         Fee income                                             548,580              86,567              635,147
         Net investment income                                   80,039             795,907              875,946
         Realized investment gains (losses)                      (1,224)              2,308                1,084
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,617,844           1,057,516            2,675,360
      Benefits and Expenses:
         Benefits                                               789,084             792,755            1,581,839
         Operating expenses                                     661,119             143,422              804,541
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,450,203             936,177            2,386,380
                                                          -----------------   -----------------   -----------------

      Net operating income before income taxes                  167,641             121,339              288,980
      Income taxes                                               51,003              32,259               83,262
                                                          -----------------   -----------------   -----------------
      Net income                                       $        116,638     $        89,080     $        205,718
                                                          =================   =================   =================

       The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                              2001                2000                1999
                                                        -----------------    ----------------    ----------------
      Premium Income:
         Employee Benefits
             Group Life & Health                      $     1,033,983     $      1,142,136    $        990,449
                                                        -----------------    ----------------    ----------------
                  Total Employee Benefits                   1,033,983            1,142,136             990,449
                                                        -----------------    ----------------    ----------------
         Financial Services
             Savings                                            8,429                7,253              14,344
             Individual Insurance                             161,227              183,177             158,390
                                                        -----------------    ----------------    ----------------
                  Total Financial Services                    169,656              190,430             172,734
                                                        -----------------    ----------------    ----------------
      Total premium income                            $     1,203,639     $      1,332,566    $      1,163,183
                                                        =================    ================    ================

      Fee Income:
         Employee Benefits
             Group Life & Health                      $       713,296     $        648,328    $        454,071
               (uninsured plans)
             401(k)                                            96,278              103,981              94,509
                                                        -----------------    ----------------    ----------------
                  Total Employee Benefits                     809,574              752,309             548,580
                                                        -----------------    ----------------    ----------------
         Financial Services
             Savings                                          119,793              111,201              81,331
             Individual Insurance                              17,888                8,117               5,236
                                                        -----------------    ----------------    ----------------
                  Total Financial Services                    137,681              119,318              86,567
                                                        -----------------    ----------------    ----------------
      Total fee income                                $       947,255     $        871,627    $        635,147
                                                        =================    ================    ================

16.    COMMITMENTS AND CONTINGENCIES

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

PART III

ITEM 10. DIRECTORS AN EXECUTIVE OFFICERS OF THE REGISTRANT

A.       IDENTIFICATION OF DIRECTORS

                                                      Served as
                                                       Director                  Principal Occupation(s)
                  Director                 Age          from:                      for last Five Years
        ------------------------------    -------    -------------    ----------------------------------------------
        James Balog                         73           1993         Company Director
        <F1><F2>

        James W. Burns, O.C.                72           1991         Chairman of the Boards of Great-West
        <F1><F2><F4>                                                    Lifeco, Great-West Life, London
                                                                        Insurance Group Inc. and London Life
                                                                        Insurance Company; Deputy Chairman
                                                                        Power Corporation

        Orest T. Dackow                     65           1991         Company Director since April 2000;
        <F1><F2><F4>                                                    previously President and Chief
                                                                        Executive Officer, Great-West Lifeco

        Andre Desmarais                     45           1997         President and Co-Chief Executive
        <F1><F2><F4><F5>                                                Officer, Power Corporation; Deputy
                                                                        Chairman, Power Financial

        Paul Desmarais, Jr.                 47           1991         Chairman and Co-Chief Executive
        <F1><F2><F4><F5>                                                Officer, Power Corporation; Chairman,
                                                                        Power Financial

        Robert Gratton                      58           1991         Chairman of the Board of the Company;
        <F1><F2><F4>                                                    President and Chief Executive Officer,
                                                                        Power Financial

        Kevin P. Kavanagh                   69           1986         Company Director; Chancellor, Brandon
        <F1><F3><F4>                                                    University

        William Mackness                    63           1991         Company Director
        <F1><F2>

        William T. McCallum                 59           1990         President and Chief Executive Officer of
        <F1><F2><F4>                                                    the Company; Co-President and Chief
                                                                        Executive Officer, Great-West Lifeco

        Jerry E.A. Nickerson                65           1994         Chairman of the Board, H.B. Nickerson
        <F3><F4>                                                        & Sons Limited (a management and
                                                                        holding company)

        The Honourable                      64           1991         Vice Chairman, Power Corporation;
        P. Michael Pitfield,                                            Member of the Senate of Canada
        P.C., Q.C.  <F1><F2><F4>

        Michel Plessis-Belair,              59           1991         Vice Chairman and Chief Financial
        F.C.A.      <F1><F2><F3><F4>                                    Officer, Power Corporation; Executive
                                                                        Vice President and Chief Financial
                                                                        Officer, Power Financial

        Brian E. Walsh                      48           1995         Managing Partner, QVan Capital,
        <F1><F2><F3>                                                   LLC (a merchant banking company)
                                                                       since September 1997; previously
                                                                       Partner Trinity L.P. (an investment
                                                                       company)

<F1>
Member of the Executive Committee
<F2>
Member of the Investment and Credit Committee
<F3>
Member of the Audit Committee
<F4>
Also a director of Great-West Life
<F5>
Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

         J. Balog          Transatlantic Holdings, Inc.
                           Phoenix/Zweig Advisers LLC
                           Euclid Advisers LLC

         W.T. McCallum     Maxim Series Fund, Inc.
                           Orchard Series Fund
                           Variable Annuity Account A


B.       IDENTIFICATION OF EXECUTIVE OFFICERS

                                                      Served as
                                                      Executive
                                                       Officer                   Principal Occupation(s)
              Executive Officer            Age          from:                      for last Five Years
        ------------------------------    -------    -------------    ----------------------------------------------
        William T. McCallum                 59           1984         President and Chief Executive Officer
          President and Chief                                           of the Company; Co-President
          Executive Officer                                             and Chief Executive Officer,
                                                                        Great-West Lifeco

        Mitchell T.G. Graye                 46           1997         Executive Vice President and Chief
          Executive Vice                                                Financial Officer of the Company
          President and Chief
          Financial Officer

        Douglas L. Wooden                   45           1991         Executive Vice President, Financial
          Executive Vice                                                Services of the Company
          President,
          Financial Services

        John A. Brown                       54           1992         Senior Vice President, BenefitsCorp
          Senior Vice President,                                        Healthcare Markets of the Company
          BenefitsCorp
          Healthcare Markets

        Mark S. Corbett                     42           2001         Senior Vice President,
          Senior Vice President,                                        Investments of the Company
          Investments

        John R. Gabbert                     47           2001         Senior Vice President and Chief
          Senior Vice President                                         Information Officer, Employee Benefits
          and Chief Information                                         of the Company since April 2000;
          Officer,                                                      previously Vice President, Information
          Employee Benefits                                             Technology, AT&T Broadband

        Donna A. Goldin                     54           1996         Executive Vice President and Chief
          Executive Vice                                                Operating Officer, One Benefits, Inc.
          President and Chief
          Operating Officer,
          One Benefits, Inc.

        Wayne T. Hoffmann                   46           2001         Senior Vice President,
          Senior Vice President,                                        Investments of the Company
          Investments

        D. Craig Lennox                     54           1984         Senior Vice President, General Counsel
          Senior Vice President,                                        and Secretary of the Company
          General Counsel and
          Secretary

        Steve H. Miller                     49           1997         Senior Vice President, Employee
          Senior Vice President,                                        Benefits Sales of the Company
          Employee Benefits
          Sales

        Charles P. Nelson                   41           1998         President, BenefitsCorp
          President,
          BenefitsCorp

        Martin Rosenbaum                    49           1997         Senior Vice President, Employee
          Senior Vice President,                                        Benefits Finance of the Company
          Employee Benefits
          Finance

        Gregory E. Seller                   48           1999         Senior Vice President,
          Senior Vice President,                                        BenefitsCorp Government Markets
          BenefitsCorp                                                  of the Company
          Government Markets

        Robert K. Shaw                      46           1998         Senior Vice President,
          Senior Vice President,                                        Individual Markets of the Company
          Individual Markets

        George D. Webb                      58           1999         Senior Vice President of the Company
          President,                                                    since July 1999; previously Principal,
          Advised Assets                                                William M. Mercer Investment
          Group, Inc.                                                   Consulting Inc. (an investment
                                                                        consulting company)
        Warren J. Winer                     55           2001         Senior Vice President, Employee
          Senior Vice President,                                        Benefits of the Company since January
          Employee Benefits                                             2001; previously Executive Vice
                                                                        President, General American Life
                                                                        Insurance Company

        Jay W. Wright                       50           2001         Senior Vice President, Employee
          Senior Vice President,                                        Benefits of the Company
          Employee Benefits                                             since January 2001; previously Senior
                                                                        Vice President, New England Financial


         Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

         The appointments of executive officers are confirmed annually.

ITEM 11. EXECUTIVE COMPENSATION

A.       SUMMARY COMPENSATION TABLE

         The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2001, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the Named Executive Officers) for the three most recently completed financial statements.

         ------------------------------------ ------------ ------------- ------------------ ----------------------

                                                                                                  Long-term
                                                                 Annual Compensation            Compensation
                                                                                                   Awards
         ------------------------------------ ------------ ------------- ------------------ ----------------------

                      Name and                   Year         Salary           Bonus             Options <F1>
                 Principal Position                            ($)              ($)                  (#)
         ------------------------------------ ------------ ------------- ------------------ ----------------------
         W.T. McCallum                           2001        880,000            ---                  ---
         President and Chief                     2000        871,500            ---                450,001
         Executive Officer                       1999        834,659          680,000              100,000
         ------------------------------------ ------------ ------------- ------------------ ----------------------
         D.L. Wooden                             2001        525,000          393,750                ---
         Executive Vice President                2000        475,000          356,250              200,001
         Financial Services                      1999        365,000          219,000
         ------------------------------------ ------------ ------------- ------------------ ----------------------
         Charles P. Nelson                       2001        300,000          150,000              60,000
         President                               2000        270,400          202,435                ---
         BenefitsCorp                            1999        257,500          135,386                ---
         ------------------------------------ ------------ ------------- ------------------ ----------------------
         Warren J. Winer<F2>                     2001        325,000          121,875              65,000
         Senior Vice President                   2000          ---              ---                  ---
         Employee Benefits                       1999          ---              ---                  ---
         ------------------------------------ ------------ ------------- ------------------ ----------------------
         M.T.G. Graye                            2001        415,000            ---                40,000
         Executive Vice President                2000        375,000          253,200              125,001
         Chief Financial Officer                 1999        315,000          189,000                ---
         ------------------------------------ ------------ ------------- ------------------ ----------------------

<F1>
The options set out are options for common shares of Great-West Lifeco that are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.
<F2>
Mr. Winer became an employee and senior officer of the Company effective January 1, 2001.


B.       OPTIONS

         The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.59.

         OPTION GRANTS IN LAST FISCAL YEAR

        --------------------- ------------- -------------- ------------ ----------------- -----------------------------
                                                                                            Potential realized value
                                                                                            at assumed annual rates
                                         Individual Grants                                  of stock price apprecia-
                                                                                              tion for option term
        --------------------- ------------- -------------- ------------ ----------------- -----------------------------
                                             Percentage
                                              of total
                                               options
                                             granted to     Exercise
                                Options       employees      or base
                                Granted       in fiscal       price        Expiration          5%            10%
                Name              (#)           year        ($/share)         date            ($)            ($)
        --------------------- ------------- -------------- ------------ ----------------- ------------- ---------------
        C.P. Nelson              60,000          4.41         21.56       Dec. 3, 2011      817,800         2,061,600
        --------------------- ------------- -------------- ------------ ----------------- ------------- ---------------
        W.J. Winer               65,000          4.77         22.05       Apr. 25, 2011     901,550         2,284,100
        --------------------- ------------- -------------- ------------ ----------------- ------------- ---------------
        M.T.G. Graye             40,000          2.94         22.05       Apr. 25,2011      554,800         1,405,600
        --------------------- ------------- -------------- ------------ ----------------- ------------- ---------------

         Prior to April 24, 1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial (PFC Options) were granted. The following table describes all PFC Options exercised in 2001, and all unexercised PFC Options held as of December 31, 2001, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.59.

                             AGGREGATED PFC OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
        -------------------- ----------- ------------- ------------------------------ -----------------------------
                                                                                      Value of unexercised in-the-
                                                          Unexercised options at        money options at fiscal
                                                              fiscal year-end                   year-end
                                                                    (#)                           ($)
        -------------------- ----------- ------------- ------------------------------ -----------------------------
                               Shares
                              acquired
                                 on         Value
                              exercise     Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
               Name             (#)          ($)
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        M.T.G. Graye                                      70,000                       1,453,793
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------

         Commencing April 24, 1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 2001, and all unexercised Lifeco Options held as of December 31, 2001, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.59.

                            AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
        -------------------- ----------- ------------- ------------------------------ -----------------------------
                                                                                      Value of unexercised in-the-
                                                          Unexercised options at        money options at fiscal
                                                              fiscal year-end                   year-end
                                                                    (#)                           ($)
        -------------------- ----------- ------------- ------------------------------ -----------------------------
                               Shares
                              acquired
                                 on         Value
                              exercise     Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
               Name             (#)          ($)
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        W.T. McCallum         100,000     1,986,312      840,000          810,000      10,695,943       8,411,767
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        D.L. Wooden           200,000     3,144,466        ---            500,001             ---       4,921,860
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        C.P. Nelson            80,000     1,387,671        ---            180,000             ---       1,061,654
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        W.J. Winer              ---          ---           ---             65,000             ---             ---
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        M.T.G. Graye            ---          ---         142,800          322,201       2,239,194       2,668,335
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------

C.       PENSION PLAN TABLE

         The following table sets out the pension benefits payable to the Named Executive Officers.

                               PENSION PLAN TABLE

         -------------------- --------------------------------------------------------------------------------------
                                                                Years of Service
                              --------------------------------------------------------------------------------------

            Remuneration
                 ($)                15                20               25                30               35
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                400,000            120,000          160,000            200,000          240,000           240,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                500,000            150,000          200,000            250,000          300,000           300,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                600,000            180,000          240,000            300,000          360,000           360,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                700,000            210,000          280,000            350,000          420,000           420,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                800,000            240,000          320,000            400,000          480,000           480,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                900,000            270,000          360,000            450,000          540,000           540,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,000,000            300,000          400,000            500,000          600,000           600,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------


         The Named Executive Officers have the following years of service, as of December 31, 2001.

         -------------------------------- --------------------------------
                      Name                        Years of Service
         -------------------------------- --------------------------------
         W.T. McCallum                                 36
         -------------------------------- --------------------------------
         -------------------------------- --------------------------------
         D.L. Wooden                                   11
         -------------------------------- --------------------------------
         -------------------------------- --------------------------------
         C.P. Nelson                                   18
         -------------------------------- --------------------------------
         -------------------------------- --------------------------------
         W.J. Winer                                     1
         -------------------------------- --------------------------------
         -------------------------------- --------------------------------
         M.T.G. Graye                                   8
         -------------------------------- --------------------------------

         W.T. McCallum is entitled, upon election, to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For M.T.G. Graye, C.P. Nelson, W.J. Winer and D.L. Wooden, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.


D.       COMPENSATION OF DIRECTORS

         For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $22,500, and a meeting fee of $1,500 for each meeting of the Board of Directors or a committee thereof attended. For each director of the Company who is also a director of Great-West Life, the Company pays a meeting fee of $1,500 for each meeting of the Board of Directors, or a committee thereof, attended that is not coincident with a Great-West Life meeting. At their option, in lieu of cash payments, directors may receive deferred share units under The Great-West Life Assurance Company Deferred Share Unit Plan. In addition, all directors are reimbursed for incidental expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information, as of March 1, 2002, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

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

         (5) 82.2% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

B.       SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2001, by (i) the directors of the Company; (ii) the Named Executive
          Officers; and (iii) the directors and executive officers of the Company as a group.

         -------------------------- --------------------------- --------------------------- ------------------------
                                      Great-West Lifeco Inc.         Power Financial           Power Corporation
                                                                       Corporation                 of Canada
         -------------------------- --------------------------- --------------------------- ------------------------
                 Directors                     <F1>                        <F2>                       <F3>
         -------------------------- --------------------------- --------------------------- ------------------------
         J. Balog
         -------------------------- --------------------------- --------------------------- ------------------------
         J.W. Burns                          153,659                      8,000                     400,650
                                                                                                200,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         O.T. Dackow                          79,973
                                         200,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         A. Desmarais                         51,659                      21,600                    142,333
                                                                                               2,554,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         P. Desmarais, Jr.                    43,624                                                178,221
                                                                                               2,379,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         R. Gratton                          331,846                     310,000                    10,460
                                                                    6,780,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         K.P. Kavanagh                        18,500
         -------------------------- --------------------------- --------------------------- ------------------------
         W. Mackness
         -------------------------- --------------------------- --------------------------- ------------------------
         W.T. McCallum                        84,474                      19,500
                                         840,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         J.E. A. Nickerson                                                4,000                      4,000
         -------------------------- --------------------------- --------------------------- ------------------------
         P.M. Pitfield                        55,000                      75,000                     70,000
                                                                                                  269,000 options
         -------------------------- --------------------------- --------------------------- ------------------------
         M. Plessis-Belair                    20,000                      3,000                     18,836
                                                                                                484,500 options
         -------------------------- --------------------------- --------------------------- ------------------------
         B.E. Walsh                                                                                  2,000
         -------------------------- --------------------------- --------------------------- ------------------------

         -------------------------- --------------------------- --------------------------- ------------------------
                                      Great-West Lifeco Inc.         Power Financial           Power Corporation
                                                                       Corporation                 of Canada
         -------------------------- --------------------------- --------------------------- ------------------------
              Named Executive                  <F1>                        <F2>                       <F3>
                 Officers
         -------------------------- --------------------------- --------------------------- ------------------------
         W.T. McCallum                        84,474
                                             840,000
         -------------------------- --------------------------- --------------------------- ------------------------
         D.L. Wooden                                                     113,000
         -------------------------- --------------------------- --------------------------- ------------------------
         C.P. Nelson                         62,000
         -------------------------- --------------------------- --------------------------- ------------------------
         W. J. Winer
         -------------------------- --------------------------- --------------------------- ------------------------
         M.T.G. Graye                                                     50,000
                                         142,800 optiions             70,000 options
         -------------------------- --------------------------- --------------------------- ------------------------

         -------------------------- --------------------------- --------------------------- ------------------------
                                      Great-West Lifeco Inc.         Power Financial           Power Corporation
                                                                       Corporation                 of Canada
         -------------------------- --------------------------- --------------------------- ------------------------
               Directors and                   <F1>                        <F2>                       <F3>
            Executive Officers
                as a Group
         -------------------------- --------------------------- --------------------------- ------------------------
                                           1,073,878                     604,100                    829,886
                                        2,549,680 options           6,850,000 options          5,886,500 options
         -------------------------- --------------------------- --------------------------- ------------------------

<F1>
All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.
<F2>
All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.
<F3>
All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

         The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.9% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.0% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

         The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1.2% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 3.0% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

         None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The documents identified below are filed as a part of this report:

A.       INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                     ---------------
         Independent Auditors' Report on Consolidated Financial Statements for
           the Years Ended December 31, 2001, 2000, and
           1999......................

         Consolidated Balance Sheets as of December 31, 2001 and
           2000.............

         Consolidated Statements of Income for the Years Ended December 31,
           2001, 2000, and
           1999..................................................

         Consolidated Statements of Stockholder's Equity for the Years Ended
           December 31, 2001, 2000,
           1999........................................................

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2001, 2000, and
           1999..................................................

         Notes to Consolidated Financial Statements for the Years Ended December
           31, 2001, 2000, and
           1999..................................................


         All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.       INDEX TO EXHIBITS

             Exhibit Number                                  Title                                     Page
         ------------------------     -----------------------------------------------------     --------------------
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

                                      Description of amendment to the Great-West
                                        Lifeco Inc. Stock Option Plan

                  10.3                Supplemental Executive Retirement Plan

                                      Filed as Exhibit 10.3 to Registrant's Form
                                        10-K for the year ended December 31,
                                        1997 and incorporated herein by
                                        reference.

                                      Amendment No. 3 to Supplemental Executive
                                        Retirement Plan.

                                      Filed as Exhibit 10.3 to Registrant's Form
                                        10-K for the year ended December 31,
                                        2000 and incorporated herein by
                                        reference.

                  10.4                Executive Deferred Compensation Plan

                                      Filed as Exhibit 10.4 to Registrant's Form
                                        10-K for the year ended December 31,
                                        1997 and incorporated herein by
                                        reference.

                  10.5                Deferred Share Unit Plan filed herewith.

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


C.       REPORTS ON FORM 8-K

         A report on Form 8-K, dated October 31, 2001, was filed disclosing the Company's third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     By:      /s/  William T. McCallum
                   ----------------------------------------------------------
                   William T. McCallum, President and Chief Executive Officer

     Date:        March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         Signature and Title                                          Date
            ------------------------------------------------------------------------------    ----------------------

     /s/    William T. McCallum                                                                  March 28, 2002
            ------------------------------------------------------------------------------
            William T. McCallum
            President and Chief Executive Officer and a Director

     /s/    Mitchell T.G. Graye                                                                  March 28, 2002
            ------------------------------------------------------------------------------
            Mitchell T.G. Graye
            Executive Vice President and Chief Financial Officer

     /s/    Glen R. Derback                                                                      March 28, 2002
            ------------------------------------------------------------------------------
            Glen R. Derback
            Vice President and Controller

     /s/    James Balog *                                                                        March 28, 2002
            ------------------------------------------------------------------------------
            James Balog, Director

     /s/    James W. Burns *                                                                     March 28, 2002
            ------------------------------------------------------------------------------
            James W. Burns, Director

     /s/    Orest T. Dackow *                                                                    March 28, 2002
            ------------------------------------------------------------------------------
            Orest T. Dackow, Director

     /s/    Andre Desmarais *                                                                    March 28, 2002
            ------------------------------------------------------------------------------
            Andre Desmarais, Director

     /s/    Paul Desmarais, Jr. *                                                                March 28, 2002
            ------------------------------------------------------------------------------
            Paul Desmarais, Jr., Director

     /s/    Robert Gratton *                                                                     March 28, 2002
            ------------------------------------------------------------------------------
            Robert Gratton, Director

     /s/    Kevin P. Kavanagh *                                                                  March 28, 2002
            ------------------------------------------------------------------------------
            Kevin P. Kavanagh, Director

     /s/    William Mackness *                                                                   March 28, 2002
            ------------------------------------------------------------------------------
            William Mackness, Director

     /s/    Jerry E.A. Nickerson *                                                               March 28, 2002
            ------------------------------------------------------------------------------
            Jerry E.A. Nickerson, Director

     /s/    P. Michael Pitfield *                                                                March 28, 2002
            ------------------------------------------------------------------------------
            P. Michael Pitfield, Director

     /s/    Michel Plessis-Belair *                                                              March 28, 2002
            ------------------------------------------------------------------------------
            Michel Plessis-Belair, Director

     /s/    Brian E. Walsh *                                                                     March 28, 2002
            ------------------------------------------------------------------------------
            Brian E. Walsh, Director


     /s/    D. Craig Lennox                                                                      March 28, 2002
            ------------------------------------------------------------------------------
            D. Craig Lennox
            * Attorney-in-fact pursuant to filed Power of Attorney


                                  EXHIBIT 10.2


                AMENDED GREAT-WEST LIFECO INC. STOCK OPTION PLAN

The Great-West Lifeco Inc. Stock Option Plan ("the Plan") was amended April 27, 2000. Paragraph 4.2 of the Plan was amended to reflect the increase in the number of shares reserved for issuance under the Plan from 12,000,000 to 18,500,000.

                                  EXHIBIT 10.5














         DEFERRED SHARE UNIT PLAN FOR DESIGNATED U.S. RESIDENT DIRECTORS
                    OF THE GREAT-WEST LIFE ASSURANCE COMPANY,
                         LONDON LIFE INSURANCE COMPANY,
                          LONDON INSURANCE GROUP INC.,
                 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY AND
                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

















                                TABLE OF CONTENTS

                                                                                         Page

1.             PREAMBLE AND DEFINITIONS.....................................................1

2.             CONSTRUCTION AND INTERPRETATION..............................................2

3.             ELIGIBILITY..................................................................3

4.             DEFERRED SHARE UNIT GRANTS AND ACCOUNTS......................................3

5.             REDEMPTION ON RETIREMENT OR DEATH............................................7

6.             CURRENCY.....................................................................7

7.             SHAREHOLDER RIGHTS...........................................................8

8.             ADMINISTRATION...............................................................8

9.             ASSIGNMENT...................................................................8



PREAMBLE AND DEFINITIONS

1.1     Title

               The Plan herein described shall be called the "Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company" and First Great-West Life & Annuity Insurance Company and is referred to herein as "the Plan".

1.2     Purpose of the Plan

               The purpose of the Plan is to promote a greater alignment of interests between Members and the shareholders of the Corporations.

1.3     Definitions

1.3.1 "Annual Board Retainer" means the Canadian dollar equivalent of the aggregate basic annual remuneration paid by the Corporations to a Director in a financial year for service on the Boards together with Board committee fees and additional fees and retainers to committee chairs, but excluding Attendance Fees.

1.3.2 "Affiliate" means any related or associated corporation, or any corporation that is a member of a group of corporations that do not deal at arm's length, notwithstanding that they may not be related or associated for purposes of the Income Tax Act (Canada).

1.3.3 "Attendance Fees" means the Canadian dollar equivalent of the aggregate fees paid by the Corporations to a Director in a financial year for attendance at meetings of the Boards and their committees.

1.3.4   "Board" means the Board of Directors of any of the Corporations.

1.3.5 "Corporations" means The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company and any successor corporations whether by amalgamation, merger or otherwise.

1.3.6 "Deferred Share Unit" means a share unit notionally credited to a Member's Deferred Share Unit Account through a bookkeeping entry, the value of which at the relevant time shall be equal to the weighted average trading price per Share on the Toronto Stock Exchange for the last five Trading Days immediately before the date in issue.

1.3.7  "Deferred Share Unit Account" has the meaning ascribed thereto in
Article 4.9.

1.3.8 "Director" means a director of any of the Corporations designated by the President and Chief Executive Officer of any of the Corporations as eligible to participate in the Plan, and who is resident in the United States.

1.3.9 "Member" means a Director who elects to participate in the Plan in accordance with Article 4.

1.3.10                "Share"  means a common  share of  Great-West  Lifeco Inc.
                      and such other share as is added thereto or substituted therefor as a result of amendments to the articles of Great-West Lifeco Inc., a reorganization or otherwise.

1.3.11 "Trading Day" means any date on which the Toronto Stock Exchange is open for the trading of Shares.

2.      CONSTRUCTION AND INTERPRETATION

2.1 In the Plan, references to the masculine include the feminine and reference to the singular shall include the plural and vice versa, as the context shall require.

2.2            Unless otherwise stated herein, the Plan shall be governed by and
               interpreted   in  accordance   with  the  laws  of  Colorado  and
               applicable U.S. federal law.

2.3 If any provision of the Plan or part thereof is determined to be void or unenforceable in whole or in part, such determination shall not affect the validity or enforceability of any other provision or part thereof.

2.4 Headings wherever used herein are for reference purposes only and do not limit or extend the meaning of the provisions herein contained.

2.5 The Corporations and the Members confirm their desire that this document along with all other documents including all notices relating hereto be written in the English language. La Compagnie et les membres confirment leur volonte que ce document de meme que tous les documents, y compris tout avis, s'y rattachant soient rediges en anglais.

3.      ELIGIBILITY

3.1 The Corporations are establishing the Plan for Directors, beginning with the Corporations' first fiscal quarter of 2001.

3.2            Participation in the Plan by each Director is voluntary.

3.3 Nothing herein contained shall be deemed to give any person the right to be retained as a Director or an employee of any of the Corporations.

4.      DEFERRED SHARE UNIT GRANTS AND ACCOUNTS

4.1 Each Director may, subject to the conditions stated herein, elect in accordance with Section 4.2 to participate in the Plan. If a Director so elects to participate he or she will be entitled to receive:

                  (A) his or her Annual Board Retainer payable for the subsequent calendar years as follows:

(a)     entirely in cash;

(b)     as to 1/2 in Deferred Share Units and the balance in cash; or

(c)     entirely in Deferred Share Units; and

               (B) his or her Attendance Fees payable for the subsequent calendar years as follows:

(d)     entirely in cash;

(e)     as to 1/2 in Deferred Share Units and the balance in cash; or

(f)     entirely in Deferred Share Units.

4.2 Each Director who elects to participate in the Plan must file a notice of election in the form of Schedule A hereto (the "Election Notice") with the Secretary of Great-West Life & Annuity Insurance Company before the commencement of a calendar year.

               The election of a Director (who has not filed a notice to (i) change his or her elected percentage in the form of Schedule B hereto, or (ii) terminate the receipt of additional Deferred Share Units in the form of Schedule C hereto) to participate in the Plan shall be deemed to apply to all calendar years subsequent to the filing of the Election Notice and such Director will not be required to file another Election Notice.

4.3 The election made in accordance with section 4.2 shall relate to the Annual Board Retainer and the Attendance Fees paid with respect to any and all of the Corporations' calendar years following the filing of the Election Notice.

4.4 Each Member may, once per calendar year, change his or her elected percentage of the Annual Board Retainer and the Attendance Fees to be paid in Deferred Share Units by filing with the Secretary of Great-West Life & Annuity Insurance Company a notice in the form of Schedule B hereto. Such Member's change shall be effective with respect to the Annual Board Retainer and the Attendance Fees payable for calendar years following that election.

4.5 Each Member may, once per calendar year, terminate the Member's participation in the Plan by filing with the Secretary of Great-West Life & Annuity Insurance Company a notice electing to terminate the receipt of additional Deferred Share Units in the form of Schedule C hereto. Such Member's election shall be effective with respect to the Annual Board Retainer and the Attendance Fees payable for the calendar years following that election.

               Any Deferred Share Units granted under the Plan prior to the election shall remain in the Plan and will be redeemable only in accordance with the terms of the Plan.

               A Member who has filed a notice in accordance with Schedule C may elect to reinstate their acquisition of Deferred Share Units by filing an Election Notice in accordance with Section 4.2.

4.6 A Member shall, for the purposes of the Plan, be deemed to retire on the date he or she is no longer any of a Director or an employee of any of the Corporations.

4.7 The Annual Board Retainer and the Attendance Fees are payable quarterly in arrears on January 1, April 1, July 1 and October 1 in each fiscal year.

4.8 The number of Deferred Share Units granted at any particular time with respect to the Annual Board Retainers and/or the Attendance Fees deferred pursuant to Section 4.1 will be calculated by quarterly dividing the portion of one-quarter of the Annual Board Retainer and/or Attendance Fees payable at that time which is to be paid in Deferred Share Units by the weighted average trading price per Share on the Toronto Stock Exchange for the last five Trading Days of the preceding fiscal quarter. For example,

               $10,000                          =
               -------

               TSE weighted average trading price             Number of Deferred
               Share of 1 Share for the last 5 Trading        Units Granted
               Days of the preceding fiscal quarter

4.9 An account, to be known as a "Deferred Share Unit Account" shall be maintained by The Great-West Life Assurance Company for each Member and will be credited with notional grants of Deferred Share Units received by such Member from time to time.

4.10 Whenever cash dividends are paid on the Shares, additional Deferred Share Units will be credited to each Member's Deferred Share Unit Account. The number of such additional Deferred Share Units will be calculated by dividing the dividends that would have been paid to such Member if the Deferred Share Units in the Member's Deferred Share Unit Account had been Shares by the value of a Deferred Share Unit on the date on which the dividends were paid on the Shares.

4.11 In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off or other distribution (other than normal cash dividends) of Great-West Lifeco Inc. assets to shareholders, or any other changes affecting the Shares, proportionate adjustments to reflect such change or changes shall be made with respect to the number of Deferred Share Units outstanding under the Plan.

4.12 For greater certainty, no amount will be paid to, or in respect of, a Member under the Plan or pursuant to any other arrangement, and no additional Deferred Share Units will be granted to such Member, to compensate for a downward fluctuation in the price of the Shares, nor will any other form of benefit be conferred upon, or in respect of, a Member for such purpose.

5.      REDEMPTION ON RETIREMENT OR DEATH

5.1            The value of the  Deferred  Share  Units  credited  to a
               Member's Deferred Share Unit Account shall be redeemable by the Member (or, where the Member has died, his estate) at the Member's option (or after the Member's death at the option of his legal representative) following the event, including death, causing the Member to be no longer any of a Director or an employee of any of the Corporations or a person related to any of the Corporations or to an Affiliate of any of the Corporations (the "Member's Termination Date"), by filing a written notice of redemption in the form of Schedule D hereto with the Secretary of Great-West Life & Annuity Insurance Company, specifying a redemption date within the period from January 1st of the first calendar year commencing after the Member's Termination Date to December 15th of the first calendar year commencing after the Member's Termination Date. If no notice of redemption has been filed by December 15th of the first calendar year after the Member's Termination Date that date will be deemed to be the redemption date.

5.2            The value of the Deferred  Share Units redeemed by or in
               respect of a Member shall be paid to the Member (or, if the Member has died, to his or her estate, as the case may be) by The Great-West Life Assurance Company in the form of a lump sum cash payment, net of any applicable withholdings as soon as practicable after the redemption date, provided that in any event such payment date shall be no later than December 31st of the first calendar year commencing after the Member's Termination Date. The Great-West Life Assurance Company shall charge to London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company the portion of the amount paid to the Member above which relates to service on their respective board of directors.

6.      CURRENCY

6.1            All  references in the Plan to currency  refer to lawful
               Canadian currency.

7.      SHAREHOLDER RIGHTS

7.1 Deferred Share Units are not shares and will not entitle a Member to any shareholder rights, including, without limitation, voting rights, dividend entitlement or rights on liquidation.

8.      ADMINISTRATION

8.1 Unless otherwise determined by the Board of Directors of The Great-West Life Assurance Company, the Plan shall remain an unfunded obligation of the Corporation.

8.2 The Plan shall be administered by the Executive Committee of the Board of Directors of The Great-West Life Assurance Company.

8.3 The Plan may be amended or terminated at any time by the Board of Directors of The Great-West Life Assurance Company, except as to rights already accrued thereunder by the Members. Notwithstanding the foregoing, any amendment or termination of the Plan shall be such that the Plan continuously meets the requirements of applicable U.S. tax laws.

8.4 Each of the Corporations will be responsible for its proportionate share of all costs relating to the operation and administration of the Plan.

9.      ASSIGNMENT

9.1 The assignment or transfer of the Deferred Share Units, or any other benefits under this Plan, shall not be permitted other than by operation of law.

                                   Schedule A

              Deferred Share Unit Plan for Designated U.S. Resident
         Directors of The Great-West Life Assurance Company, London Life
       Insurance Company, London Insurance Group Inc., Great-West Life &
         Annuity Insurance Company and First Great-West Life & Annuity
                         Insurance Company (the "Plan")


                                 ELECTION NOTICE

        I hereby elect to participate in the Plan and

        (i)    my elected percentage with respect to my aggregate Annual
               Board Retainer payable from each of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Corporations") until changed in accordance with Schedule B and/or C is:

                0%          or              50%              or             100%

        (ii) my elected percentage with respect to my aggregate Attendance Fees payable from each of the Corporations until changed in accordance with Schedule B and/or C is:

                0%          or              50%              or             100%

        I confirm that:

1. I have received and reviewed a copy of the terms of the Plan and agree to be bound by them.

2.             I understand that this election will apply to the Annual
               Board Retainer and Attendance Fees payable to me for services commencing in the calendar year following the calendar year in which I make this election.

3. I understand that I will not be able to cause any of the Corporations to redeem Deferred Share Units granted under the Plan ("DSUs") until I am no longer either a Director or an employee of any of the Corporations or any related corporation.

4. I recognize that under current law, the Corporations intend to treat the time when DSUs credited pursuant to this election are redeemed in accordance with the terms of the Plan, after I am no longer either a Director or employee of any of the Corporations or any related corporation, as the date as of which income tax and other withholdings are required. Upon redemption of the DSUs, the Corporations will make all appropriate withholdings as required by law at that time.

5. The value of DSUs are based on the value of the common shares of Great-West Lifeco Inc. and therefore are not guaranteed.

6.             No funds  will be set aside to  guarantee  the  payment  of DSUs.
               Future payment of DSUs will remain an unfunded liability recorded on the books of the Corporations.

        The foregoing is only a brief outline of certain key provisions of the Plan. For more complete information, reference should be made to the Plan text.



Date                                                      (Name of Director)



                                                         (Signature of Director)


                                   Schedule B

Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                      ELECTION TO CHANGE ELECTED PERCENTAGE

        I hereby elect, notwithstanding my previous election in the form of Schedule A to the Plan dated _______________, to change my elected percentage relating to the



(i) aggregate Annual Board Retainer payable for my services in the calendar year commencing after the date hereof and, subject to any subsequent elections I may make in accordance with the terms of the Plan, for calendar years thereafter to

                0%           or              50%          or             100%



(ii) aggregate Attendance Fees payable for my services in the calendar year commencing after the date hereof and, subject to any subsequent elections I may make in accordance with the terms of the Plan, for calendar years thereafter to

                0%           or              50%          or             100%



        Except as stated above the provisions of Schedule A continue to apply.




Date                                                      (Name of Director)



                                                         (Signature of Director)

NB: An election to change the elected percentages can only be made by any Member once in a calendar year.

                                   Schedule C


Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                          ELECTION TO TERMINATE RECEIPT
                       OF ADDITIONAL DEFERRED SHARE UNITS

        I hereby elect that, notwithstanding my previous election in the form of Schedule A to the Plan, no portion of the aggregate Annual Board Retainer and aggregate Attendance Fees payable for my services in the calendar year commencing after the date hereof or, subject to any subsequent election I may make in accordance with the terms of the Plan, for calendar years thereafter shall be paid in Deferred Share Units in accordance with the terms of the Plan.

        I understand that the Deferred Share Units already granted under the Plan cannot be redeemed until I am no longer either a Director or employee of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company or any related corporation.

        I confirm that I have received and reviewed a copy of the terms of the Plan and agree to be bound by them.






Date                                                      (Name of Director)



                                                         (Signature of Director)



NB: An election to terminate receipt of additional Deferred Share Units can only be made by any Member once in a calendar year.

                                   Schedule D


Deferred Share Unit Plan for Designated U.S Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                                REDEMPTION NOTICE

        I hereby advise The Great-West Life Assurance Company (the "Corporation") that I wish to redeem all the Deferred Share Units credited to my account under the Plan on [insert redemption date, which shall be at least five
(5) business days following the date on which this notice is filed with the Corporation, and which date shall be no earlier than January 1 but no later than December 15 of the first calendar year commencing after the year in which the participant ceases to be both a director or an employee of any of the Corporation, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company or any related corporation].





Date                                                      (Name of Director)




                                                         (Signature of Director)












If the Redemption is signed by a beneficiary or legal representative documents providing the authority of such signature should be provided.

                                   EXHIBIT 21


           SUBSIDIARIES OF GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


                                                            JURISDICTION OF
                                                            INCORPORATION OR
SUBSIDIARY                                                  ORGANIZATION

Advised Assets Group, LLC                                   Colorado
Alta Health & Life Insurance Company                        Indiana
Alta Agency, Inc.                                           New York
BenefitsCorp, Inc. (1)                                      Delaware
BenefitsCorp, Inc. of Wyoming                               Wyoming
BenefitsCorp Equities, Inc.                                 Delaware
Deferred Compensation of Michigan, Inc.                     Michigan
Financial Administrative Services Corporation (2)           Colorado
First Great-West Life & Annuity Insurance Company           New York
Great-West Benefit Services, Inc.                           Delaware
Greenwood Investments, LLC                                  Colorado
GW Capital Management, LLC                                  Colorado
GWL Properties, Inc.                                        Colorado
Maxim Series Fund, Inc.                                     Maryland
National Plan Coordinators of Delaware, Inc.                Delaware
National Plan Coordinators of Ohio, Inc.                    Ohio
National Plan Coordinators of Washington, Inc.              Washington
NPC Securities, Inc.                                        California
One Benefits, Inc.                                          Colorado
One Health Plan, Inc.                                       Vermont
One Health Plan of Alaska, Inc.                             Alaska
One Health Plan of Arizona, Inc.                            Arizona
One Health Plan of California, Inc.                         California
One Health Plan of Colorado, Inc.                           Colorado
One Health Plan of Florida, Inc.                            Florida
One Health Plan of Georgia, Inc.                            Georgia
One Health Plan of Illinois, Inc.                           Illinois
One Health Plan of Indiana, Inc.                            Indiana
One Health Plan of Kansas/Missouri, Inc.                    Kansas
One Health Plan of Maine, Inc.                              Maine
One Health Plan of Massachusetts, Inc.                      Massachusetts
One Health Plan of Michigan, Inc.                           Michigan
One Health Plan of Minnesota, Inc.                          Minnesota
One Health Plan of Nevada, Inc.                             Nevada
One Health Plan of New Hampshire, Inc.                      New Hampshire
One Health Plan of New Jersey, Inc.                         New Jersey
One Health Plan of New York, Inc.                           New York
One Health Plan of North Carolina, Inc.                     North Carolina
One Health Plan of Ohio, Inc.                               Ohio
One Health Plan of Oregon, Inc.                             Oregon
One Health Plan of Pennsylvania                             Pennsylvania
One Health Plan of South Carolina, Inc.                     South Carolina
One Health Plan of Tennessee, Inc.                          Tennessee
One Health Plan of Texas, Inc.                              Texas
One Health Plan of Virginia, Inc.                           Virginia
One Health Plan of Washington, Inc.                         Washington
One Health Plan of Wisconsin, Inc.                          Wisconsin
One Health Plan of Wyoming, Inc.                            Wyoming
One of Arizona, Inc.                                        Arizona
One Orchard Equities, Inc.                                  Colorado
Orchard Capital Management, LLC                             Colorado
Orchard Series Fund                                         Delaware
Orchard Trust Company                                       Colorado
P.C. Enrollment Services & Insurance Brokerage, Inc.        Massachusetts
Renco, Inc.                                                 Delaware
Westkin Properties Ltd.                                     California

(1)      Also doing business as Benefits Insurance Services, Inc.
(2) Also doing business as Financial Administrative Services Corporation of Colorado.