Form 10-Q
period 2002-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-05-15
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                                   ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to
                                   ------------------        -------------------

Commission file number                                        333-1173
                                                    ----------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chart
--------------------------------------------------------------------------------

                        Colorado                             84-0467907
------------------------------------------------   -----------------------------
(State or other jurisdiction of incorporation or   (I.R.S. Employer
organization)                                      Identification Number)


                        8515 East Orchard Road, Greenwood Village, CO 80111
                   -------------------------------------------------------------
                             (Address of principal executive offices)
                                            (Zip Code)

                                          [303] 737-4128
                   -------------------------------------------------------------
                       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes           X          No
           --------------         --------------

As of May 10, 2002,   7,032,000 shares of the registrant's common stock were
outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                        6
                                TABLE OF CONTENTS


Part I     FINANCIAL INFORMATION                                                          Page
                                                                                        ---------
           Item 1  Financial Statements                                                    3

                   Consolidated Statements of Income                                       3

                   Consolidated Balance Sheets                                             4

                   Consolidated Statements of Cash Flows                                   6

                   Consolidated Statements of Stockholder's Equity                         8

                   Notes to Consolidated Financial Statements                              9

           Item 2  Management's Discussion and Analysis of Financial Condition and
           Results
                   of Operations                                                           10

           Item 3  Quantitative and Qualitative Disclosures About Market Risk              17

Part II    OTHER INFORMATION                                                               18

           Item 1  Legal Proceedings                                                       18

           Item 6  Exhibits and Reports on Form 8-K                                        18

           Signature                                                                       18


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                       Three Months Ended
                                                                            March 31
                                                                 -------------------------------
REVENUES:                                                            2002             2001
                                                                 --------------   --------------
  Premium                                                     $      289,521    $     334,430
  Fee income                                                         226,744          251,249
  Net investment income                                              227,918          239,020
  Net realized gains on investments                                    6,241            7,668
                                                                 --------------   --------------
                                                                     750,424          832,367

BENEFITS AND EXPENSES:

  Life and other policy benefits (net of reinsurance
    recoveries totaling $13,767 and $6,056)                          210,328          285,240
  Increase in reserves                                                39,594           41,971
  Interest paid or credited to contractholders                       125,900          133,784
  Provision for policyholders' share of earnings
   on participating business                                             929            1,588
  Dividends to policyholders                                          24,202           23,361
                                                                 --------------   --------------
                                                                     400,953          485,944

  Commissions                                                         39,437           47,279
  Operating expenses                                                 195,973          200,486
  Premium taxes                                                        5,800            7,139
                                                                 --------------   --------------
                                                                     642,163          740,848

INCOME BEFORE INCOME TAXES                                           108,261           91,519

PROVISION FOR INCOME TAXES:
  Current                                                              6,862           13,039
  Deferred                                                            28,512           19,030
                                                                 --------------   --------------
                                                                      35,374           32,069
                                                                 --------------   --------------

NET INCOME                                                    $       72,887    $      59,450
                                                                 ==============   ==============

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

==============================================================================================

                                                               March 31          December 31,
ASSETS                                                           2002                2001
------
                                                           -----------------    ----------------
                                                             [unaudited]
INVESTMENTS:
   Fixed maturities available-for-sale, at fair value
      (amortized cost $9,808,758 and $9,904,453)        $      9,925,233     $     10,116,175
  Mortgage loans on real estate (net of allowances
    of $57,654 and $57,654)                                      581,406              613,453
  Common stock, at fair value (cost $75,067, and                  75,514               73,344
$74,107)
  Real estate                                                      3,866               11,838
  Policy loans                                                 3,005,476            3,000,441
  Short-term investments, available-for-sale
    (cost $330,143 and $427,398)                                 330,355              424,730
                                                           -----------------    ----------------

    Total investments                                         13,921,850           14,239,981

OTHER ASSETS:
  Cash                                                           141,019              213,731
  Reinsurance receivable                                         282,704              282,352
  Deferred policy acquisition costs                              290,380              275,570
  Investment income due and accrued                              134,153              130,775
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $51,283 and $53,431)                                          85,112               89,533
  Premiums in course of collection (net of allowances
    of $15,009 and $22,217)                                       94,695               99,811
 Deferred income taxes                                           136,456              149,140
 Other assets                                                    665,807              745,617
  SEPARATE ACCOUNT ASSETS                                     12,847,842           12,584,661
                                                           -----------------    ----------------
TOTAL ASSETS                                            $     28,600,018     $     28,811,171
                                                           =================    ================

                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
==============================================================================================
[unaudited]
                                                              March 31,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                             2002                2001
------------------------------------
                                                           -----------------   -----------------
                                                             [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                       $     12,172,509     $    12,211,496
  Policy and contract claims                                     365,909             401,389
  Policyholders' funds                                           245,410             242,916
  Provision for policyholders' dividends                          75,587              74,740
  Undistributed earnings on participating business               164,035             163,086

GENERAL LIABILITIES:
  Due to GWL                                                      39,669              41,874
  Due to GWL&A Financial Inc.                                    232,285             251,059
  Repurchase agreements                                          272,480             250,889
  Commercial paper                                                98,730              97,046
  Other liabilities                                              611,949           1,021,541
  SEPARATE ACCOUNT LIABILITIES                                12,847,842          12,584,661
                                                           -----------------   -----------------
    Total liabilities                                         27,126,405          27,340,697
                                                           -----------------   -----------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and                        7,032               7,032
outstanding
  Additional paid-in capital                                     715,264             712,801
  Accumulated other comprehensive income                          49,708              76,507
  Retained earnings                                              701,609             674,134
                                                           -----------------   -----------------
    Total stockholder's equity                                 1,473,613           1,470,474
                                                           -----------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $     28,600,018     $    28,811,171
                                                           =================   =================

See notes to consolidated financial statements.                                  (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                    Three Months Ended
                                                                        March 31,
                                                           -------------------------------------
OPERATING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------
  Net income                                            $         72,887     $         59,450
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain allocated to participating policyholders                    929                1,588
    Amortization of investments                                  (18,667)             (19,245)
    Realized gains on disposal of investments
      and write-downs of mortgage loans and real                  (6,241)              (7,668)
estate
    Amortization                                                  16,007               28,617
    Deferred income taxes                                         28,512               19,030
  Changes in assets and liabilities:
    Policy benefit liabilities                                   104,315              136,457
    Reinsurance receivable                                          (351)              (7,785)
    Accrued interest and other receivables                         6,159               (6,958)
    Other, net                                                  (339,751)            (243,523)
                                                           -----------------    ----------------

    Net cash used in operating activities                       (136,201)             (40,037)
                                                           -----------------    ----------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions
    of investments:
    Fixed maturities available-for-sale
        Sales                                                  1,793,535            1,087,405
        Maturities and redemptions                               388,547              322,773
    Mortgage loans                                                41,069               59,296
    Real estate                                                    1,800              103,038
    Common stock                                                   7,227                5,249
  Purchases of investments:
    Fixed maturities available-for-sale                       (1,973,757)          (1,499,757)
    Mortgage loans
    Real estate                                                     (908)            (122,922)
    Common stock                                                                      (14,477)
                                                           -----------------    ----------------

    Net cash provided by (used in) investing                     257,513              (59,395)
activities
                                                           -----------------    ----------------
                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
==============================================================================================
[Unaudited]
                                                                    Three Months Ended
                                                                        March 31,
                                                           -------------------------------------
FINANCING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------

  Contract withdrawals, net of deposits                 $       (150,908)    $        (40,875)
  Net GWL repayments                                              (2,205)              (4,599)
  Net GWL&A Financial (repayments) borrowings                    (18,774)               8,212
  Dividends paid                                                 (45,412)             (47,004)
  Commercial paper borrowings                                      1,684                1,089
  Repurchase agreements borrowings                                21,591              223,783
                                                           -----------------    ----------------

    Net cash (used in) provided by financing                    (194,024)             140,606
activities
                                                           -----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                  (72,712)              41,174

CASH, BEGINNING OF YEAR                                          213,731              153,977
                                                           -----------------    ----------------

CASH, END OF PERIOD                                     $        141,019     $        195,151
                                                           =================    ================

See notes to consolidated financial statements.                                   (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 [Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                                             Accumulated
                                                                                Additional      Other
                                 Preferred Stock           Common Stock          Paid-in    Comprehensive    Retained
                               --------------------   -----------------------
                               Shares      Amount      Shares       Amount       Capital    Income (Loss)    Earnings       Total
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------
BALANCE, JANUARY 1, 2002            0  $       0      7,032,000 $    7,032   $   712,801  $     76,507    $  674,134   $  1,470,474

  Net income                                                                                                  72,887        72,887
  Other comprehensive income                                                                   (26,799)                    (26,799)
                                                                                                                          ----------
Total comprehensive income                                                                                                  46,088
                                                                                                                          ----------
Dividends                                                                                                    (45,412)      (45,412)
Income tax benefit on stock
  compensation                                                                     2,463                                     2,463
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------

BALANCE, MARCH 31, 2002             0  $       0      7,032,000 $    7,032   $   715,264  $     49,708    $  701,609   $  1,473,613
                               ========   =========   ==========   ==========   ==========  ==============   ==========   ==========
See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
================================================================================
[Unaudited]

1.      BASIS OF PRESENTATION

        The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

        Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and the Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

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

3.      OTHER

        In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to the Alta Health & Life Insurance Company (Alta) business. The principal components of the charge include a $46 million premium deficiency reserve related to under-pricing on the block of business, a $29 million reserve for doubtful premium receivables, a $28 million reserve for doubtful accident and health plan claim receivables, and $24 million decrease in goodwill and other. Alta was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to transition Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.


        The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Operating Summary                    Three Months Ended March 31,
                                                            -----------------------------
                          [Millions]                           2002             2001
        ------------------------------------------------    ------------    -------------
        Premium income                                   $         289   $          334
        Fee income                                                 227              251
        Net investment income                                      228              239
        Realized investment gains                                    6                8
                                                            ------------    -------------
        Total revenues                                             750              832

        Total benefits and expenses                                642              741
        Income tax expenses                                         35               32
                                                            ------------    -------------
        Net income                                       $          73   $           59
                                                            ============    =============

        Deposits for investment- type contracts          $         150   $          198
        Deposits to separate accounts                              799              956
        Self-funded premium equivalents                          1,348            1,550

                         Balance Sheet                       March 31,      December 31,
                          [Millions]                           2002             2001
        ------------------------------------------------    ------------    -------------

        Investment assets                                $       13,922  $       14,240
        Separate account
          Assets                                                 12,848          12,585
        Total assets                                             28,600          28,811
        Total policy
          benefit liabilities                                    12,859          12,931
        Due to GWL                                                   40              42
        Due to GWL&A
          Financial                                                 232             251
        Total stockholder's
          Equity                                                  1,474           1,470

        GENERAL

        This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect", "anticipate", "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other matters, including any risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

        The following discussion addresses the financial condition of the Company as of March 31, 2002, compared with December 31, 2001, and its results of operations for the quarter ended March 31, 2002, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2001 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $14 million or 23.7% for the first quarter of 2002 when compared to the first quarter of 2001. The increase reflects a $15 million increase in the Employee Benefits segment, offset by a $1 million decrease in the Financial Services segment.

        Total revenues decreased $82 million or 9.9% for the first quarter of 2002 when compared to the first quarter of 2001. The decrease was comprised of decreased premium income of $45 million, decreased fee income of $24 million, decreased net investment income of $11 million and decreased realized investment gains of $2 million.

        The decreases in premium and fee income are primarily in the Employee Benefits segment reflecting a higher level of terminations in the later part of 2001 and the first quarter of 2002.

        The decrease in net investment income was primarily the result of decreasing interest rates in 2001. The actual earned rate at March 31, 2002 was 6.99% compared to 7.32% at March 31, 2001. The earned rate is expected to trend lower in the next few quarters reflecting the interest rate environment.

        The benefits and expenses decreased $99 million or 13.4% for the first quarter of 2002 when compared to the first quarter of 2001. The decrease in benefits and expenses was a combination of lower group life and health claims and effective cost management.

        Income tax expense increased $3 million or 9.4% for the first quarter of 2002 when compared to the same period in 2001. The increase reflects higher pre-tax earnings for the first quarter of 2002.

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

        Deposits for separate accounts decreased $157 million or 16.4% for the first three months of 2002 when compared to the first three months of 2001. The decrease is due primarily to lower 401(k) single premium deposits.

        Self-funded premium equivalents decreased $202 million or 13.0% for the first three months of 2002 when compared to the first three months of 2001. The decrease was due to the decrease in membership and improved morbidity.

        Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, 401(k) is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                   Operating Summary               Three Months Ended March
                                                              31,
                                                  ----------------------------
                       [Millions]                    2002            2001
        --------------------------------------    ------------    ------------

        Premium income                         $         243   $          282
        Fee income                                       171              189
        Net investment income                             17               18
        Realized investment gains                                           2
                                                  ------------    ------------
        Total revenues                                   431              491

        Total benefits and expenses                      376              457
        Income tax expenses                               18               12
                                                  ------------    ------------
        Net income                             $          37   $           22
                                                  ============    ============

        Self-funded premium equivalents        $       1,348   $        1,550

        The increase in earnings for the first three months of 2002 compared to a year ago is primarily related to improved mortality and morbidity results as well as effective expense management.

        Premium and fee income decreased for the first quarter of 2002 when compared to the first quarter of 2001. The decrease is primarily due to lower membership levels associated with higher termination rates. There was a 20.5% decrease in total health care membership from 3,000,100 at March 31, 2001 to 2,386,200 at March 31, 2002. Much of the health care decline can be attributed to terminations resulting from aggressive pricing related to target margins. The decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001; a decrease in the employee base for existing group health care customers; and the general decline in the economy. The Company anticipates that membership will stabilize at the current level.

        Total benefits and expenses decreased $81 million for the first quarter of 2002 when compared to the first quarter of 2001. The decrease is due primarily to a combination of lower group life and health claims and effective cost management.

        Self-funded premium equivalents decreased $202 million for the first quarter of 2002 compared to the first quarter of 2001. The decrease was due to the decrease in membership and improved morbidity.

        The Company recorded $14.0 million ($9.1 million, net of tax) of restructuring costs in the first quarter of 2002 related to the costs associated with the consolidation of benefit payment offices throughout the United States. The charges relate to severance of $2.8 million, disposal of furniture and equipment of $4.4 million, and termination of leasing agreements of $6.8 million. In the first quarter of 2002, 304 employees were terminated, of which 250 employees were from the Employee Benefits division.

        During the first quarter of 2002, the premium deficiency reserve was reduced by $15.0 million ($9.8 million, net of tax) based on an analysis of emerging experience. The Company had released premium deficiency reserves of $18.7 million in 2001 and $6.2 million in the first quarter of 2002 to offset the underwriting losses incurred on the under priced block of business. The premium deficiency reserve at March 31, 2002 is $6.1 million.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment.

                       Operating Summary                    Three Months Ended March 31,
                                                            -----------------------------
                          [Millions]                           2002             2001
        ------------------------------------------------    ------------    -------------
        Premium income                                   $          46   $           52
        Fee income                                                  56               62
        Net investment income                                      211              221
        Realized investment gains                                    6                6
                                                            ------------    -------------
          Total revenues                                           319              341

        Total benefits and expenses                                266              284
        Income tax expenses                                         17               20
                                                            ------------    -------------
          Net income                                     $          36   $           37
                                                            ============    =============

        Deposits for investment-type contracts           $         150   $          198
        Deposits to separate accounts                    $         799   $          956

        Net income for Financial Services decreased $1.0 million for the first three months ended March 31, 2002 when compared to the same period last year. The decrease is primarily due to lower fee income resulting from the depressed equity markets in 2002.

        Savings

        Savings premiums and deposits and fees decreased $4.8 million (from $514.3 million to $509.5 million) or 1.0% for the three months ended March 31, 2002 when compared to the same period last year. The decrease primarily reflects a decrease in the deposits for investment type contracts, offset by an increase in deposits to separate accounts.

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts increased 2.2% from December 31, 2001.

        The Financial Services segment's savings business experienced growth during the first three months of 2002. The total lives under administration increased 2.3% from 1,268,549 at December 31, 2001, to 1,297,739 at March 31, 2002.

        Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities in separate account assets. Assets under management for guaranteed separate account funds were $1,424.0 million at March 31, 2002 compared to $1,207.9 million at December 31, 2001.

        Life Insurance

        Individual life insurance deposits and premiums and fees of $104.4 million for the first quarter of 2001 represent a decrease of $23.3 million or 18% from the same period last year. This decrease is primarily due to a decrease in the deposits for investment type contracts. Specifically, the small case Business Owned Life Insurance products have not sold as well in 2002 due to lower fixed interest rates.

        401(k)

        401(k) premiums and deposits decreased 30% for the first three months of 2002 (from $625.5 million to $437.1 million) when compared to the first three months of 2001. However, assets under administration (including third-party administration) in 401(k) increased 4.1% during the three months of 2002. The number of participants decreased from 571,000 at March 31, 2001 to 540,000 at March 31, 2002.

        The number of 401(k) case sales (employer groups), including third-party administration business generated by the Company's marketing and administration arrangement with New England, decreased 34% to 90 in the first quarter of 2002 as compared to 136 for the same period in 2001.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                       March 31,            December 31,
                                                         2002                   2001
                                                   ------------------    -------------------
                           AAA                                58  %                  58  %
                           AA                                  9  %                   9  %
                            A                                 15  %                  14  %
                           BBB                                16  %                  16  %
           BB and Below (non-investment grade)                 2  %                   3  %
                                                   -------------- ---    --------------- ---

                          TOTAL                            100.0  %               100.0  %
                                                   ============== ===    =============== ===

        During the first three months of 2002, net unrealized losses on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased stockholder's equity by $26.8 million.

        CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

        The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities.

        Policy Reserves

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies are established at the contractholder's account value.

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

        Allowance For Credit Losses

        The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection, and to absorb credit losses on its impaired loans. Management's judgement is based on past loss experience and current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

        Deferred Policy Acquisition Costs

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

        Valuation Of Privately Placed Fixed Maturities

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $471.4 million and $638.4 million as of March 31, 2002 and December 31, 2001, respectively.

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

        Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $272.5 million of repurchase agreements at March 31, 2002, compared to $250.9 at December 31, 2001. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $98.7 million and $97.0 million of commercial paper outstanding at March 31, 2002, and December 31, 2001, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

        OBLIGATIONS  RELATING  TO DEBT AND  LEASES  FOR THE  FULL  YEAR ARE AS
        FOLLOWS:

                              2002       2003       2004       2005       2006      Thereafter
                             --------   --------   --------   --------   --------   -----------
        Subordinated
         debentures        $    0     $    0     $    0     $    0     $    0     $      175.0
        Related party           0          0          0          0         25.0            0
        note
        Operating leases       31.2       26.7       21.9       19.4       16.5           26.9
                             --------   --------   --------   --------   --------   -----------
        Total contractual
          obligations      $   31.2   $   26.7   $   21.9   $   19.4   $   41.5   $      201.9
                             ========   ========   ========   ========   ========   ===========

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

        There are no significant changes to the Company's risk from December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Index to Exhibits

               None

        (b)    Reports on Form 8-K

               A report on Form 8-K, dated January 30, 2002, was filed disclosing the company's fourth quarter and year-end results, as of December 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:      /s/ Glen R. Derback                               DATE:  May 14, 2002
        ------------------------------------------------        ----------------
        Glen R. Derback, Vice President and Controller
        (Duly authorized officer and chief accounting officer)