Form 10-Q
period 2002-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-08-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2002
                                   ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from               to
                                 -----------        ----------------------------

Commission file number                                       333-1173
                                                    ----------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

           Colorado                                       84-0467907
--------------------------------------------------------- --------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
organization)                                             Identification Number)


               8515 East Orchard Road, Greenwood Village, CO 80111
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [303] 737-4128
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of June 30, 2002, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS


Part I     FINANCIAL INFORMATION                                                          Page
                                                                                        ---------
           Item 1  Financial Statements                                                    3

                   Consolidated Statements of Income                                       3

                   Consolidated Balance Sheets                                             4

                   Consolidated Statements of Cash Flows                                   6

                   Consolidated Statement of Stockholder's Equity                          8

                   Notes to Consolidated Financial Statements                              9

           Item 2  Management's Discussion and Analysis of Financial Condition and
           Results
                   of Operations                                                           11

           Item 3  Quantitative and Qualitative Disclosures About Market Risk              20

Part II    OTHER INFORMATION                                                               21

           Item 1  Legal Proceedings                                                       21

           Item 6  Exhibits and Reports on Form 8-K                                        21

           Signature                                                                       21


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

=================================================================================================
[Unaudited]
                                         Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                     ---------------------------- -- ----------------------------
REVENUES:                               2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
  Premium                         $     259,488   $     262,900   $     549,009   $     597,330
  Fee income                            233,264         231,601         460,008         482,850
  Net investment income                 234,582         243,009         462,500         482,029
  Net realized gains on
    Investments                           1,667           1,264           7,908           8,932
                                     ------------    ------------    ------------    ------------

                                        729,001         738,774       1,479,425       1,571,141
                                     ------------    ------------    ------------    ------------
BENEFITS AND EXPENSES:

  Life and other policy benefits        240,856         246,676         451,184         531,916
  Increase (decrease) in                (14,367)        (12,656)         25,227          29,315
reserves
  Interest paid or credited to
    contractholders                     125,129         133,038         251,029         266,822
  Provision for policyholders'
    share of earnings
   on participating business                 (7)            723             922           2,311
(loss)
  Dividends to policyholders             16,088          16,165          40,290          39,526
                                     ------------    ------------    ------------    ------------

                                        367,699         383,946         768,652         869,890
                                     ------------    ------------    ------------    ------------
  Commissions                            59,102          46,951          98,539          94,230
  Operating expenses                    175,083         212,319         371,056         412,805
  Premium taxes                           9,547           6,447          15,347          13,586
  Special charges                                       127,040                         127,040
                                     ------------    ------------    ------------    ------------

                                        611,431         776,703       1,253,594       1,517,551
                                     ------------    ------------    ------------    ------------
INCOME BEFORE INCOME
  TAXES                                 117,570         (37,929)        225,831          53,590
PROVISION FOR INCOME
  TAXES:
  Current                                37,307          44,686          44,169          57,725
  Deferred                                   80         (60,941)         28,592         (41,911)
                                     ------------    ------------    ------------    ------------

                                         37,387         (16,255)         72,761          15,814
                                     ------------    ------------    ------------    ------------

NET INCOME                        $      80,183   $     (21,674)  $     153,070   $      37,776
                                     ============    ============    ============    ============



See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

=================================================================================================

                                                               June 30,          December 31,
ASSETS                                                           2002                2001
------
                                                           -----------------    ----------------
                                                             [unaudited]
INVESTMENTS:
   Fixed maturities available-for-sale, at fair value
      (amortized cost $9,423,071 and $9,904,453)        $     10,178,902     $     10,116,175
  Mortgage loans on real estate (net of allowances
    of $57,654 and $57,654)                                      522,105              613,453
  Common stock, at fair value (cost $89,225 and                   91,119               73,344
  $74,107)
  Real estate                                                      3,852               11,838
  Policy loans                                                 3,090,399            3,000,441
  Short-term investments, available-for-sale
    (cost $501,923 and $427,398)                                 502,135              424,730
                                                           -----------------    ----------------

    Total investments                                         14,388,512           14,239,981

OTHER ASSETS:
  Cash                                                           361,310              213,731
  Reinsurance receivable                                         312,501              282,352
  Deferred policy acquisition costs                              268,027              275,570
  Investment income due and accrued                              115,627              130,775
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $41,200 and $53,431)                                          79,592               89,533
  Premiums in course of collection (net of allowances
    of $14,495 and $22,217)                                       72,007               99,811
 Deferred income taxes                                           101,801              149,140
 Other assets                                                    725,498              745,617
  SEPARATE ACCOUNT ASSETS                                     11,916,664           12,584,661
                                                           -----------------    ----------------
TOTAL ASSETS                                            $     28,341,539     $     28,811,171
                                                           =================    ================

                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
=================================================================================================

                                                               June 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                             2002                2001
------------------------------------
                                                           -----------------   -----------------
                                                             [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                       $     12,273,499     $    12,211,496
  Policy and contract claims                                     396,431             401,389
  Policyholders' funds                                           280,253             242,916
  Provision for policyholders' dividends                          75,744              74,740
  Undistributed earnings on participating business               165,927             163,086

GENERAL LIABILITIES:
  Due to GWL                                                      40,101              41,874
  Due to GWL&A Financial Inc.                                    256,400             251,059
  Repurchase agreements                                          315,698             250,889
  Commercial paper                                                98,521              97,046
  Other liabilities                                              951,128           1,021,541
  SEPARATE ACCOUNT LIABILITIES                                11,916,664          12,584,661
                                                           -----------------   -----------------

    Total liabilities                                         26,770,366          27,340,697
                                                           -----------------   -----------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and                        7,032               7,032
outstanding
  Additional paid-in capital                                     716,508             712,801
  Accumulated other comprehensive income                         110,787              76,507
  Retained earnings                                              736,846             674,134
                                                           -----------------   -----------------

    Total stockholder's equity                                 1,571,173           1,470,474
                                                           -----------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $     28,341,539     $    28,811,171
                                                           =================   =================

See notes to consolidated financial statements.                                  (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

=================================================================================================
[Unaudited]
                                                                     Six Months Ended
                                                                         June 30,
                                                           -------------------------------------
OPERATING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------
  Net income                                            $        153,070     $         37,776
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain allocated to participating policyholders                    922                2,311
    Amortization of investments                                  (37,991)             (38,330)
    Realized gains on disposal of investments
      and write-downs of mortgage loans and real                  (7,908)              (8,932)
      estate
    Amortization                                                  19,834               24,519
    Deferred income taxes                                         28,592              (41,911)
    Write-off of Goodwill                                                              23,040
  Changes in assets and liabilities:
    Policy benefit liabilities                                   197,437              111,767
    Reinsurance receivable                                       (30,149)               7,398
    Accrued interest and other receivables                        52,893              202,792
    Other, net                                                   (67,325)            (280,174)
                                                           -----------------    ----------------

    Net cash provided by operating activities                    309,375               40,256
                                                           -----------------    ----------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions
    of investments:
    Fixed maturities available-for-sale
        Sales                                                  3,013,838            2,747,351
        Maturities and redemptions                               699,609              629,040
    Mortgage loans                                               102,047               76,757
    Real estate                                                    1,800              103,038
    Common stock                                                   7,347               19,600
  Purchases of investments:
    Fixed maturities held-to-maturity                         (3,699,276)          (3,532,344)
    Mortgage loans
    Real estate                                                   (2,243)            (104,407)
    Common stock                                                 (15,372)             (24,769)
                                                           -----------------    ----------------

    Net cash provided by (used in) investing                     107,750              (85,734)
    activities
                                                           -----------------    ----------------
                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

=================================================================================================
[Unaudited]
                                                                     Six Months Ended
                                                                         June 30,
                                                           -------------------------------------
FINANCING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------
  Contract withdrawals, net of deposits                 $       (249,040)    $        (86,787)
  Net GWL repayments                                              (1,773)             (22,955)
  Net GWL&A Financial (repayments) borrowings                      5,341               23,629
  Dividends paid                                                 (90,358)             (94,461)
  Commercial paper borrowings, net                                 1,475                1,070
  Repurchase agreements borrowings, net                           64,809              231,402
                                                           -----------------    ----------------

    Net cash (used in) provided by financing                    (269,546)              51,898
activities
                                                           -----------------    ----------------

NET INCREASE IN CASH                                             147,579                6,420

CASH, BEGINNING OF YEAR                                          213,731              153,977
                                                           -----------------    ----------------

CASH, END OF PERIOD                                     $        361,310     $        160,397
                                                           =================    ================
See notes to consolidated financial statements.                                   (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 [Dollars in Thousands]

=================================================================================================
[Unaudited]
                                                                                             Accumulated
                                                                                Additional      Other
                                 Preferred Stock           Common Stock          Paid-in    Comprehensive    Retained
                               --------------------   -----------------------
                               Shares      Amount      Shares       Amount       Capital    Income (Loss)    Earnings       Total
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------
BALANCE, JANUARY 1, 2002            0  $       0      7,032,000 $    7,032   $   712,801  $     76,507    $  674,134   $  1,470,474

  Net income                                                                                                 153,070       153,070
  Other comprehensive income                                                                    34,280                      34,280
                                                                                                                          ----------
Total comprehensive income                                                                                                 187,350
                                                                                                                          ----------
Dividends                                                                                                    (90,358)      (90,358)
Income tax benefit on stock
  compensation                                                                     3,707                                     3,707
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------

BALANCE, JUNE 30, 2002              0  $       0      7,032,000 $    7,032   $   716,508  $    110,787    $  736,846   $  1,571,173
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

        Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

        In April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

        In July 2002, the FASB issued Statement No. 146 " Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

3.      OTHER

        In the second quarter of 2001, the Company recorded a $127 million special charge, ($80.9 million, net of tax) related to Alta Health & Life Insurance Company (Alta). The principal components of the charge include a $46 million premium deficiency reserve related to under-pricing on the block of business, a $29 million reserve for doubtful premium receivables, a $28 million reserve for doubtful accident and health plan claim receivables, and $24 million decrease in goodwill and other. Alta was acquired by the Company on July 8, 1998. During 1999 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to transition Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended             Six Months Ended
            Operating Summary                  June 30,                      June 30,
                                       -------------------------    ---------------------------
                [Millions]                2002          2001           2002           2001
        ---------------------------    -----------    ----------    -----------   -------------
        Premium income              $       260    $       263   $        549   $         597
        Fee income                          233            232            460             483
        Net investment income               234            243            462             482
        Realized investment gains             2              1              8               9
                                       -----------    ----------    -----------   -------------
        Total revenues                      729            739          1,479           1,571

        Total benefits and                  611            649          1,253           1,390
        expenses
        Income tax expenses                  38             30             73              62
                                       -----------    ----------    -----------   -------------
        Net income before special
          charges                            80             60            153             119
        Special charges (net)                               81                             81
                                       -----------    ----------    -----------   -------------
        Net income (loss)           $        80    $       (21)  $        153   $          38
                                       ===========    ==========    ===========   =============
        Deposits for investment-
        type
          contracts                 $       162    $       176   $        312   $         374
        Deposits to separate                589            686          1,388           1,642
        accounts
        Self-funded premium
          equivalents                     1,294          1,426          2,642           2,976

              Balance Sheet                                          June 30,     December 31,
                [Millions]                                             2002           2001
        ---------------------------                                 -----------   -------------

        Investment assets                                        $     14,389   $     14,240
        Separate account
          assets                                                       11,917         12,585
        Total assets                                                   28,342         28,811
        Total policy
          benefit liabilities                                          13,026         12,931
        Due to GWL                                                         40             42
        Due to GWL&A
          financial                                                       256            251
        Total stockholder's
          equity                                                        1,571          1,470

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

        The following discussion addresses the financial condition of the Company as of June 30, 2002, compared with December 31, 2001, and its results of operations for the quarter and six months ended June 30, 2002, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2001 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $1.3 million or 2% and $15.3 million or 11% for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business. Alta was acquired by the Company on July 8, 1998. During 2001 and 2000, the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to transition Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company. The net income increases reflect $16 million and $31 million for the second quarter and first six months of 2002 in the Employee Benefits segment. The net income increases reflect $4 million and $3 million for the second quarter and first six months of 2002 in the Financial Services segment.

        Total revenues decreased $10 million or 1% and $92 million or 6% for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decrease in the second quarter was primarily due to a $9 million decrease in net investment income.

        The decrease in total revenues for the first six months of 2002 was due to a $48 million decrease in premium income, a $23 million decrease in fee income, a $20 million decrease in net investment income, and a $1 million decrease in realized investment gains.

        The decrease in premium income for the first six months of 2002 is primarily in the Employee Benefits segment reflecting a higher level of terminations in the latter part of 2001 and the first six months of 2002.

        The decreases in net investment income in the second quarter and first six months of 2002 were primarily the result of decreasing interest rates in 2001. The actual earned rate at June 30, 2002 was 6.87% compared to 7.38% at June 30, 2001. The earned rate is expected to trend lower in the next few quarters reflecting the interest rate environment.

        Benefits and expenses decreased $38 million or 6% and $137 million or 10% for the second quarter and the first six months of 2002 when compared to the second quarter and the first six months of 2001. The decrease in benefits and expenses was a combination of lower group life and health claims and effective cost management.

        Income tax expense increased before special charges $8 million or 27% and $11 million or 18% for the second quarter and first six months of 2002 when compared to the same periods in 2001. The increase reflects the increase in pretax income.

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

        Deposits for separate accounts decreased $254 million or 15% for the first six months of 2002 when compared to the first six months of 2001. The decrease is due primarily to lower 401(k) single premium deposits.

        Self-funded premium equivalents decreased $334 million or 11% for the first six months of 2002 when compared to the first six months of 2001. The decrease was due to the decrease in membership and improved morbidity.

        Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, 401(k) is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.


        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                                            Three Months Ended            Six Months Ended
             Operating Summary                   June 30,                     June 30,
                                         -------------------------    -------------------------
                 [Millions]                 2002          2001           2002          2001
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $        222   $        225  $        465   $        508
        Fee income                             175            176           346            364
        Net investment income                   17             16            34             34
        Realized investment gains                1                            1              2
                                         -----------    ----------    -----------    ----------
        Total revenues                         415            417           846            908

        Total benefits and expenses            352            378           728            835
        Income tax expenses                     21             13            39             25
                                         -----------    ----------    -----------    ----------
        Net income before special
          Charges                               42             26            79             48
        Special charges (net)                                  81                           81
                                         -----------    ----------    -----------    ----------
        Net income                    $         42   $        (55) $         79   $        (33)
                                         ===========    ==========    ===========    ==========

        Self-funded premium           $      1,294   $      1,426  $      2,642   $      2,976
        equivalents

        The increase in earnings for the second quarter and the first six months of 2002 compared to a year ago, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business, is primarily related to improved mortality and morbidity results, as well as effective expense management.

        Premium and fee income decreased $4 million or 1% for the second quarter of 2002 and decreased $61 million or 7% for the first six months of 2002, when compared to the same periods of 2001. The decreases are primarily due to lower membership levels associated with higher termination rates. There was a 3% decrease in total health care membership from 2,386,200 at March 31, 2002 to 2,321,400 at June 30, 2002. There was a 19% decrease in total health care membership from 2,876,200 at June 30, 2001 to 2,321,400 at June 30, 2002. Much of the
        health care decline can be attributed to terminations resulting from aggressive pricing related to target margins. The decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001; a decrease in the employee base for existing group health care customers; and the general decline in the economy. The Company anticipates that membership will stabilize at the current level as the decline was reduced in the second quarter.

        Total benefits and expenses decreased $26 million or 7% and $107 million or 13% for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decreases are due primarily to a combination of lower group life and health claims and effective cost management.

        Self-funded premium equivalents decreased $132 million and $334 million for the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001. The decrease was due to the decrease in membership and improved morbidity.

        The Company recorded $14.0 million ($9.1 million, net of tax) and $4.5 million ($2.9 million, net of tax) of restructuring costs in the first quarter of 2002 and in the second quarter of 2002 related to the costs associated with the consolidation of benefit payment offices and sales offices throughout the United States. The charges relate to severance of $2.8 million and $1.5 million, disposal of furniture and equipment of $4.4 million and $0.5 million, and termination of leasing agreements of $6.8 million and $2.5 million. During the first quarter of 2002, 304 employees were terminated, of which 250 employees were from the Employee Benefits division. During the second quarter of 2002, 252 employees were terminated, all of which were from the Employee Benefits division.

        The Company established a premium deficiency reserve on the Alta block of business in 2001. Releases of $18.7 million in 2001, $6.2 million in the first quarter of 2002, and $2.1 million in the second quarter of 2002 were made to offset the underwriting losses incurred on the under-priced block of business. During the first quarter of 2002 the reserve was reduced by $15.0 million ($9.8 million net of tax) and during the second quarter of 2002 the reserve was reduced by $4.0 million ($2.6 million, net of tax) based on an analysis of emerging experience which was more favorable than originally estimated. The balance of the premium deficiency reserve at June 30, 2002 was zero.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment.

                                            Three Months Ended            Six Months Ended
             Operating Summary                   June 30,                     June 30,
                                         -------------------------    -------------------------
                 [Millions]                 2002          2001           2002          2001
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $         38   $         38  $         84   $         90
        Fee income                              58             56           114            118
        Net investment income                  217            227           428            448
        Realized investment gains                1              1             7              7
                                         -----------    ----------    -----------    ----------
        Total revenues                         314            322           633            663

        Total benefits and expenses            259            271           525            555
        Income tax expenses                     17             17            34             37
                                         -----------    ----------    -----------    ----------
        Net income                    $         38   $         34  $         74   $         71
                                         ===========    ==========    ===========    ==========

        Deposits for investment-type
          Contracts                   $        162   $        176  $        312   $        374
        Deposits to separate                   589            686         1,388          1,642
        accounts

        Net income for Financial Services increased $4 million and $3 million for the second quarter and first six months ended June 30, 2002 when compared to the same periods last year. The increase reflects an improvement in interest margins on guaranteed public nonprofit business.

        Savings

        Savings premiums and deposits and fees decreased $64 million (from $368 million to $304 million) or 17% for the second quarter of 2002 when compared to the same period last year, and decreased $69 million (from $882 million to $813 million) or 8% for the first six months of 2002 when compared to the first six months of 2001. The decreases primarily reflect decreases in the deposits to separate accounts.

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts decreased $31.8 million or 0.4% from December 31, 2001.

        The Financial Services segment's savings business experienced growth during the first six months of 2002. The total lives under administration increased 3.4% from 1,268,549 at December 31, 2001 to 1,312,304 at June 30, 2002.

        Customer participation in guaranteed separate accounts increased during 2002, as many customers prefer the security of fixed income securities in separate account assets. Assets under management for guaranteed separate account funds were $1,516.9 million at June 30, 2002 compared to $1,207.9 million at December 31, 2001.

        Life Insurance

        Individual life insurance deposits and premiums and fees of $141.0 million and $245.4 million for the second quarter and first six months of 2002 represent an increase of $15 million or 12% and a decrease of $8.2 million or 3% from the same periods last year. The second quarter increase when compared to the prior year is primarily due to an increase in Business Owned Life Insurance (BOLI) separate account deposits.
        The decrease in the first six months of 2002 compared to the first six months of 2001 is primarily due to significant decrease in deposits for investment type contracts offset by a significant increase in deposits to separate accounts. Specifically, the small case BOLI products have not sold as well in 2002 due to lower fixed interest rates.

        401(k)

        401(k) premiums and deposits decreased 13% for the second quarter of 2002 when compared to the second quarter of 2001 (from $462.4 million to $402.7 million). 401(k) premiums and deposits decreased 23% for the six months of 2002 (from $1,087.9 million to $839.8 million) when compared to the six months of 2001. Assets under administration (including third-party administration) in 401(k) decreased 7.5% during the six months of 2002 due to the impact of lower U.S. equity markets and decreasing number of participants. The number of participants decreased from 562,800 at June 30, 2001 to 517,057 at June 30, 2002, reflecting higher termination rates.

        The number of 401(k) case sales (employer groups), including third-party administration business generated by the Company's marketing and administration arrangement with New England, decreased 21% to 181 for the first six months of 2002 as compared to 230 for the same period in 2001.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                       June 30,             December 31,
                                                         2002                   2001
                                                   ------------------    -------------------
                           AAA                                59  %                  58  %
                           AA                                  9  %                   9  %
                            A                                 14  %                  14  %
                           BBB                                16  %                  16  %
           BB and Below (non-investment grade)                 2  %                   3  %
                                                   -------------- ---    --------------- ---

                          TOTAL                            100.0  %               100.0  %
                                                   ============== ===    =============== ===

        During the first six months of 2002, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $34.3 million.

        CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

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

        Allowance For Credit Losses

        The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims paid on behalf of policyholders and premiums in course of collection, and to absorb credit losses on its impaired loans. Management's judgement is based on past loss experience and current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $863.4 million and $638.4 million as of June 30, 2002 and December 31, 2001, respectively.

        Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of retained earnings and proceeds from the issuance of equity securities. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

        Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $315.7 million of repurchase agreements at June 30, 2002, compared to $250.9 at December 31, 2001. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $98.5 million and $97.0 million of commercial paper outstanding at June 30, 2002, and December 31, 2001, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

        OBLIGATIONS RELATING TO DEBT AND LEASES FOR THE FULL YEAR ARE AS
        FOLLOWS:

                              2002       2003       2004       2005       2006      Thereafter
                             --------   --------   --------   --------   --------   -----------
        Subordinated
         debentures        $          $          $          $          $          $      175.0
        Related party                                                      25.0
        note
        Operating leases       15.4       26.5       22.7       19.6       16.7           35.6
                             --------   --------   --------   --------   --------   -----------
        Total contractual

          obligations      $   15.4   $   26.5   $   22.7   $   19.6   $   41.7   $      210.6
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

        The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. The Company also uses interest rate swaps to convert cash flow from variable-rate investments to fixed amounts to match such cash flows to expected cash flows on its liabilities to policyholders. These derivatives are only used to reduce risk and are not used for speculative purposes.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Index to Exhibits

               None

        (b)    Reports on Form 8-K

               A report on Form 8-K, dated April 25, 2002, was filed disclosing the Company's first quarter results as of March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:  /s/ Glen R. Derback                               DATE:  August 14, 2002
    --------------------------------------------------        ---------------
    Glen R. Derback, Vice President and Controller
    (Duly authorized officer and chief accounting officer)