Form 10-Q
period 2002-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-11-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 2002
                                   --------------------------------------------------------------

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                to
                                   --------------------------        ----------------------------

Commission file number                                                        333-1173
                                                                     ----------------------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

-------------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------------------------

                        Colorado                                         84-0467907
---------------------------------------------------------   -------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification
organization)                                               Number)


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

   Yes           X          No
           --------------         --------------

As of September 30, 2002, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                       13

                                TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION                                                          Page
                                                                                        ---------
           Item 1  Financial Statements                                                    3

                   Consolidated Statements of Income                                       3

                   Consolidated Balance Sheets                                             4

                   Consolidated Statements of Cash Flows                                   6

                   Consolidated Statement of Stockholder's Equity                          8

                   Notes to Consolidated Financial Statements                              9

           Item 2  Management's Discussion and Analysis of Financial Condition and
           Results

                   of Operations                                                           11

           Item 3  Quantitative and Qualitative Disclosures About Market Risk              20

           Item 4  Controls and Procedures                                                 20

Part II    OTHER INFORMATION                                                               21

           Item 1  Legal Proceedings                                                       21

           Item 6  Exhibits and Reports on Form 8-K                                        21

           Signature                                                                       21

           Certification                                                                   22


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                         Three Months Ended               Nine Months Ended
                                            September 30,                   September 30,
                                     ---------------------------- -- ----------------------------
REVENUES:                               2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
  Premium                         $     292,155   $     294,308   $     841,164   $     891,638
  Fee income                            216,968         250,335         676,976         733,185
  Net investment income                 231,367         227,363         693,867         709,392
  Net realized gains on
    Investments                          18,077          13,111          25,985          22,043
                                     ------------    ------------    ------------    ------------

                                        758,567         785,117       2,237,992       2,356,258
                                     ------------    ------------    ------------    ------------
BENEFITS AND EXPENSES:

  Life and other policy benefits        264,790         234,350         715,974         766,266
  Increase (decrease) in                 38,540          47,484          63,767          76,799
reserves

  Interest paid or credited to
    contractholders                     119,363         120,992         370,392         387,814
  Provision for policyholders'
    share of earnings
    on participating business (loss)       (710)            567             212           2,878
  Dividends to policyholders             16,861          16,300          57,151          55,826
                                     ------------    ------------    ------------    ------------

                                        438,844         419,693       1,207,496       1,289,583
                                     ------------    ------------    ------------    ------------
  Commissions                            40,979          52,792         139,518         147,022
  Operating expenses                    171,480         185,027         542,536         597,832
  Premium taxes                           7,878          13,452          23,225          27,038
  Special charges                                                                       127,040
                                     ------------    ------------    ------------    ------------

                                        659,181         670,964       1,912,775       2,188,515
                                     ------------    ------------    ------------    ------------
INCOME BEFORE INCOME
  TAXES                                  99,386         114,153         325,217         167,743
PROVISION FOR INCOME
  TAXES:

  Current                                68,129          (2,842)        112,298          54,883
  Deferred                              (35,368)         42,743          (6,776)            832
                                     ------------    ------------    ------------    ------------

                                         32,761          39,901         105,522          55,715
                                     ------------    ------------    ------------    ------------

NET INCOME                        $      66,625   $      74,252   $     219,695   $     112,028
                                     ============    ============    ============    ============



See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

==============================================================================================
                                                            September 30,        December 31,
ASSETS                                                           2002                2001
------
                                                           -----------------    ----------------
                                                             [unaudited]
INVESTMENTS:

   Fixed maturities available-for-sale, at fair value
      (amortized cost $9,977,138 and $9,904,453)        $     10,518,304     $     10,116,175
  Mortgage loans on real estate (net of allowances
      of $57,654 and $57,654)                                    466,949              613,453
  Common stock, at fair value (cost $74,586 and                   66,247               73,344
      $74,107)

  Real estate                                                      3,839               11,838
  Policy loans                                                 2,927,927            3,000,441
  Short-term investments, available-for-sale
    (cost $360,054 and $427,398)                                 360,266              424,730
                                                           -----------------    ----------------

    Total investments                                         14,343,532           14,239,981

OTHER ASSETS:
  Cash                                                           124,856              213,731
  Reinsurance receivable                                         315,215              282,352
  Deferred policy acquisition costs                              257,152              275,570
  Investment income due and accrued                              124,938              130,775
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $42,100 and $53,431)                                         104,867               89,533
  Premiums in course of collection (net of allowances
    of $11,955 and $22,217)                                       65,343               99,811
 Deferred income taxes                                           100,689              149,140
 Other assets                                                    874,455              745,617
  SEPARATE ACCOUNT ASSETS                                     10,933,287           12,584,661
                                                           -----------------    ----------------





TOTAL ASSETS                                            $     27,244,334     $     28,811,171
                                                           =================    ================

                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
==============================================================================================

                                                            September 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                             2002                2001
------------------------------------
                                                           -----------------   -----------------
                                                             [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                       $     12,272,288     $    12,211,496
  Policy and contract claims                                     382,154             401,389
  Policyholders' funds                                           306,254             242,916
  Provision for policyholders' dividends                          75,931              74,740
  Undistributed earnings on participating business               162,017             163,086

GENERAL LIABILITIES:
  Due to GWL                                                      37,520              41,874
  Due to GWL&A Financial Inc.                                    255,405             251,059
  Repurchase agreements                                          281,063             250,889
  Commercial paper                                                96,592              97,046
  Other liabilities                                              783,565           1,021,541
  SEPARATE ACCOUNT LIABILITIES                                10,933,287          12,584,661
                                                           -----------------   -----------------

    Total liabilities                                         25,586,076          27,340,697
                                                           -----------------   -----------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and                        7,032               7,032
outstanding

  Additional paid-in capital                                     717,537             712,801
  Accumulated other comprehensive income                         178,183              76,507
  Retained earnings                                              755,506             674,134
                                                           -----------------   -----------------

    Total stockholder's equity                                 1,658,258           1,470,474
                                                           -----------------   -----------------



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $     27,244,334     $    28,811,171
                                                           =================   =================

See notes to consolidated financial statements.                                  (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
==============================================================================================
[Unaudited]
                                                                    Nine Months Ended

                                                                      September 30,

                                                           -------------------------------------
OPERATING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------

  Net income                                            $        219,695     $        112,028
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain allocated to participating policyholders                    212                2,878
    Amortization of investments                                  (55,937)             (57,973)
    Realized gains on disposal of investments
       and write-downs of mortgage loans and real estate         (25,985)             (22,043)
    Amortization                                                  26,229               39,881
    Deferred income taxes                                         (6,776)                 832
    Write-off of Goodwill
  Changes in assets and liabilities:
    Policy benefit liabilities                                   530,745              236,026
    Reinsurance receivable                                       (32,863)              10,425
    Accrued interest and other receivables                        24,971              179,464
    Corporate owned life insurance                                (7,110)            (105,222)
    Securities receivable/payable                               (200,369)             129,442
    Other, net                                                  (184,388)            (188,757)
                                                           -----------------    ----------------

    Net cash provided by operating activities                    288,424              336,981
                                                           -----------------    ----------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions
    of investments:
    Fixed maturities available-for-sale
        Sales                                                  4,301,335            3,940,889
        Maturities and redemptions                             1,038,940              906,159
    Mortgage loans                                               157,956              142,209
    Real estate                                                    1,800
    Common stock                                                   7,960               19,600
  Purchases of investments:

    Fixed maturities held-to-maturity                         (5,281,140)          (5,259,798)
    Mortgage loans

    Real estate                                                   (2,648)              (2,280)
    Common stock                                                    (828)             (24,172)
                                                           -----------------    ----------------

    Net cash provided by (used in) investing                     223,375             (277,393)
       activities
                                                           -----------------    ----------------








                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
==============================================================================================
[Unaudited]
                                                                    Nine Months Ended

                                                                      September 30,

                                                           -------------------------------------
FINANCING ACTIVITIES:                                            2002                2001
                                                           -----------------    ----------------

  Contract withdrawals, net of deposits                 $       (492,063)    $       (250,355)
  Net GWL repayments                                              (4,354)               3,484
  Net GWL&A Financial (repayments) borrowings                      4,346               (9,297)
  Dividends paid                                                (138,323)            (141,050)
  Commercial paper borrowings (repayments), net                     (454)              (9,631)
  Repurchase agreements borrowings, net                           30,174              282,100
                                                           -----------------    ----------------

    Net cash used in financing activities                       (600,674)            (124,749)
                                                           -----------------    ----------------

NET DECREASE IN CASH                                             (88,875)             (65,161)

CASH, BEGINNING OF YEAR                                          213,731              153,977
                                                           -----------------    ----------------

CASH, END OF PERIOD                                     $        124,856     $         88,816
                                                           =================    ================








See notes to consolidated financial statements.                                   (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 [Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                                             Accumulated
                                                                                Additional      Other

                                 Preferred Stock           Common Stock          Paid-in    Comprehensive    Retained
                               --------------------   -----------------------
                               Shares      Amount      Shares       Amount       Capital    Income (Loss)    Earnings       Total
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------
BALANCE, JANUARY 1, 2002            0  $       0      7,032,000 $    7,032   $   712,801  $     76,507    $  674,134   $  1,470,474

  Net income                                                                                                 219,695       219,695
  Other comprehensive income                                                                   101,676                     101,676
                                                                                                                          ----------
Total comprehensive income                                                                                                 321,371
                                                                                                                          ----------
Dividends                                                                                                    (138,323)    (138,323)
Income tax benefit on stock
  Compensation                                                                     4,736                                     4,736
                               --------   ---------   ----------   ----------   ----------  --------------   ----------   ----------

BALANCE, SEPTEMBER 30, 2002         0  $       0      7,032,000 $    7,032   $   717,537  $    178,183    $  755,506   $  1,658,258
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

        Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended             Nine Months Ended

            Operating Summary               September 30,                  September 30,
                                       -------------------------   ------------------------------
                [Millions]                2002          2001           2002             2001
        ---------------------------    -----------    ----------   --------------   -------------
        Premium income              $       292    $       295   $       841      $         892
        Fee income                          217            250           677                733
        Net investment income               232            227           694                709
        Realized investment gains            18             13            26                 22
                                       -----------    ----------   --------------   -------------
        Total revenues                      759            785         2,238              2,356

        Total benefits and                  659            671         1,913              2,061
        expenses
        Income tax expenses                  33             40           105                102
                                       -----------    ----------   --------------   -------------
        Net income before special
          Charges                            67             74           220                193
        Special charges (net)                                                                81
                                       -----------    ----------   --------------   -------------
        Net income (loss)           $        67             74           220                112
                                       ===========    ==========   ==============   =============
        Deposits for investment-
        type

          Contracts                 $       201            207           513                581
        Deposits to separate                521            917         1,909              2,559
        accounts
        Self-funded premium
          Equivalents                     1,305          1,370         3,947              4,346

              Balance Sheet                                         September 30,   December 31,
                [Millions]                                             2002             2001
        ---------------------------                                --------------   -------------

        Investment assets                                        $    14,344      $     14,240
        Separate account
          Assets                                                      10,933            12,585
        Total assets                                                  27,244            28,811
        Total policy
          benefit liabilities                                         13,037            12,931
        Due to GWL                                                        38                42
        Due to GWL&A
          financial                                                      255               251
        Total stockholder's
          equity                                                       1,658             1,470


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

        The following discussion addresses the financial condition of the Company as of September 30, 2002, compared with December 31, 2001, and its results of operations for the quarter and nine months ended September 30, 2002, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2001 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income decreased $7 million or 9.5% for the third quarter and increased $8 million or 4% for the first nine months of 2002 when compared to the third quarter and first nine months of 2001, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business. Alta was acquired by the Company on July 8, 1998. During 2001 and 2000, the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company has decided to transition Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions will be conducted by the underwriting staff of the Company. The $7 million net income decrease quarter over quarter reflects a $14 million decrease in the Employee Benefits segment, offset by an $7 million increase in the Financial Services segment. The $8 million net income increase year over year reflects an increase of $10 million in the Financial Services segment, offset by a decrease of $2 million in the Employee Benefits segment, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta business.

        Total revenues decreased $26 million or 3.3% and $118 million or 5.0% for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decrease in the third quarter was primarily due to a $33 million decrease in fee income.

        The decrease in total revenues for the first nine months of 2002 was due to a $51 million decrease in premium income, a $56 million decrease in fee income, and a $15 million decrease in net investment income, offset by a $4 million increase in realized investment gains.

        The decrease in premium income for the first nine months of 2002 is primarily in the Employee Benefits segment reflecting lower case sales.

        The decreases in fee income in the third quarter and first nine months of 2002 were primarily in the Employee Benefits segment as a result of the decline in membership.

        The decrease in net investment income for the first nine months of 2002 was primarily the result of decreasing interest rates. The actual earned rate at September 30, 2002 was 6.87% compared to 7.59% at September 30, 2001. The earned rate is expected to trend lower in the next few quarters reflecting the interest rate environment.

        Benefits and expenses decreased $12 million or 1.8% and $148 million or 7.2% for the third quarter and the first nine months of 2002 when compared to the third quarter and the first nine months of 2001. The decrease in benefits and expenses was a combination of lower group life and health claims and effective cost management.

        Income tax expense before special charges decreased $7 million or 17.5% for the third quarter of 2002 when compared to the same period in 2001 reflecting the decrease in pretax income.

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

        Deposits for separate accounts decreased $650 million or 25.4% for the first nine months of 2002 when compared to the first nine months of 2001. The decrease is due primarily to a combination of lower 401(k) single premium deposits and lower BOLI deposits.

        Self-funded premium equivalents decreased $399 million or 9.2% for the first nine months of 2002 when compared to the first nine months of 2001. The decrease was due to the decrease in membership and improved morbidity.

        Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, 401(k) is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                                            Three Months Ended           Nine Months Ended

             Operating Summary                September 30,                September 30,
                                         -------------------------    -------------------------
                 [Millions]                 2002          2001           2002          2001
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $        257   $        258  $        722   $        766
        Fee income                             162            192           508            556
        Net investment income                   18             17            52             51
        Realized investment gains                5              1             6              3
                                         -----------    ----------    -----------    ----------
        Total revenues                         442            468         1,288          1,376
        Total benefits and expenses            402            404         1,131          1,239
        Income tax expenses                     14             24            52             49
                                         -----------    ----------    -----------    ----------
        Net income before special
          Charges                               26             40           105             88
        Special charges (net)                                                               81
                                         -----------    ----------    -----------    ----------
        Net income                    $         26   $         40  $        105   $          7
                                         ===========    ==========    ===========    ==========

        Self-funded premium           $      1,305   $      1,370  $      3,947   $      4,346
        equivalents

        The $14 million decrease in earnings for the third quarter of 2002 compared to the third quarter of 2001 is primarily due to a combination of an expense loss from a decrease in membership and poor morbidity experience as a result of accelerating claims payments associated with the July 1, 2002 ERISA change. The ERISA change requires payments of claims within 30 days rather than the previously allowed 45 days.

        The $2 million decrease in earnings for the first nine months of 2002 compared to a year ago, before one-time charges of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta business, is primarily related to improved mortality and morbidity results through June 30, 2002, offset by a decrease in the third quarter of 2002 discussed above.

        Premium and fee income decreased $31 million or 7% for the third quarter of 2002 and decreased $92 million or 7.0% for the first nine months of 2002, when compared to the same periods of 2001. The decreases are primarily due to lower membership levels associated with lower case sales. There was a 4% decrease in total health care membership from 2,321,400 at June 30, 2002 to 2,239,300 at September 30, 2002. There was
        a 16% decrease in total health care membership from 2,668,700 at September 30, 2001 to 2,239,300 at September 30, 2002. Much of the health care membership decline can be attributed to lower case sales. The decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001; a decrease in the employee base for existing group health care customers; and the general decline in the economy.

        Total benefits and expenses decreased $108 million or 9% for the first nine months of 2002 when compared to the first nine months of 2001. The decreases are due primarily to a combination of lower group life and health claims due to decreasing membership and a reduction in operating expenses.

        Self-funded premium equivalents decreased $65 million and $399 million for the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001. The decrease was due to improved morbidity as well as a decrease in membership.

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

        The Company established a premium deficiency reserve of $46 million (included in one-time charges previously discussed) on the Alta block of business in 2001. Releases of $18.7 million in 2001, $6.2 million in the first quarter of 2002, and $2.1 million in the second quarter of 2002 were made to offset the underwriting losses incurred on the under-priced block of business. During the first quarter of 2002 the reserve was reduced by $15.0 million ($9.8 million net of tax) and during the second quarter of 2002 the reserve was reduced by $4.0 million ($2.6 million, net of tax) based on an analysis of emerging experience which was more favorable than originally estimated. The balance of the premium deficiency reserve at September 30, 2002 was zero.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment.

                                            Three Months Ended           Nine Months Ended

             Operating Summary                September 30,                September 30,
                                         -------------------------    -------------------------
                 [Millions]                 2002          2001           2002          2001
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $         35   $         37  $        119   $        126
        Fee income                              55             58           169            177
        Net investment income                  214            210           642            658
        Realized investment gains               13             12            20             19
                                         -----------    ----------    -----------    ----------
        Total revenues                         317            317           950            980

        Total benefits and expenses            257            267           782            822
        Income tax expenses                     19             16            53             53
                                         -----------    ----------    -----------    ----------
        Net income                    $         41   $         34  $        115   $        105
                                         ===========    ==========    ===========    ==========

        Deposits for investment-type
          Contracts                   $        201   $        207  $        513   $        581
        Deposits to separate                   521            917         1,909          2,559
        accounts

        Net income for Financial Services increased $7 million and $10 million for the third quarter and first nine months ended September 30, 2002 when compared to the same periods last year. The increase reflects an improvement in interest margins on guaranteed public/nonprofit business and reductions in operating expenses.

        Savings

        Savings premiums and deposits and fees increased $163 million to $370 million or 79% for the third quarter of 2002 when compared to the same period last year, and increased $95 million (from $1,089 million to $1,184 million) or 9% for the first nine months of 2002 when compared to the first nine months of 2001. The increases primarily reflect a combination of an increase in deposits for investment-type contracts and an increase in the deposits to separate accounts.

        The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit pension business including separate accounts but excluding Guaranteed Investment Contracts decreased $207 million or 2.5% from December 31, 2001 due to the influence of the volatility of the U.S. equity markets.

        The Financial Services segment's savings business experienced growth during the first nine months of 2002. The total lives under administration increased 4.7% from 1,268,549 at December 31, 2001 to 1,329,388 at September 30, 2002.

        Customer participation in guaranteed separate accounts increased during 2002, as many customers prefer the security of fixed income securities in separate account assets. Assets under management for guaranteed separate account funds were $1,658.6 million at September 30, 2002 compared to $1,214.4 million at December 31, 2001.

        Life Insurance

        Individual life insurance deposits and premiums and fees of $116 million and $362 million for the third quarter and first nine months of 2002 represent a decrease of $458 million or 80% and a decrease of $466 million or 56% from the same periods last year. The decreases are primarily due to slow sales in the BOLI markets due to low fixed interest rates.

        401(k)

        401(k) premiums and deposits decreased 26% for the third quarter of 2002 when compared to the third quarter of 2001 (from $438 million to $324 million). 401(k) premiums and deposits decreased 24% for the nine months of 2002 (from $1,526 million to $1,164 million) when compared to the nine months of 2001. Assets under administration (including third-party administration) in 401(k) decreased 18.0% during the first nine months of 2002 due to the impact of lower U.S. equity markets and a decreasing number of participants. The number of participants decreased from 564,025 at September 30, 2001 to 501,564 at September 30, 2002,
        reflecting higher termination rates. 401(K) case terminations increased 45% to 702 for the first nine months of 2002 as compared to the first nine months of 2001.

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
                                                   ============== ===    =============== ===

        During the first nine months of 2002, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $101.7 million.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $485.1 million and $638.4 million as of September 30, 2002 and December 31, 2001, respectively.

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

        Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $281.1 million of repurchase agreements at September 30, 2002, compared to $250.9 at December 31, 2001. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.0 million of commercial paper outstanding at September 30, 2002, and December 31, 2001. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

       OBLIGATIONS RELATING TO DEBT AND LEASES FOR THE FULL YEAR ARE AS FOLLOWS:

                              2002       2003       2004       2005       2006      Thereafter
                             --------   --------   --------   --------   --------   -----------
        Related party note $          $          $          $          $   25.0   $      175.0
        Operating leases        7.9       28.9       23.3       20.7       17.9           38.0
                             --------   --------   --------   --------   --------   -----------
        Total contractual
          obligations      $    7.9   $   28.9   $   23.3   $   20.7   $   42.9   $      213.0
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

        There are no significant changes to the Company's market risk position from December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of October 25, 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

        The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on October 25, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Index to Exhibits

               None

        (b)    Reports on Form 8-K

               A report on Form 8-K, dated July 30, 2002, was filed disclosing the Company's second quarter results as of June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:     /s/ Glen R. Derback                          DATE:     November 14, 2002
        -----------------------------------------         ----------------------
        Glen R. Derback, Vice President and Controller
        (Duly authorized officer and chief accounting officer)

CERTIFICATIONS

I, William T. McCallum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 14, 2002
                                        /s/ William T. McCallum
                                        --------------------------------------
                                        William T. McCallum
                                        President and Chief Executive Officer

I, Mitchell T.G. Graye, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 14, 2002
                                                /s/ Mitchell T.G. Graye
                                               ---------------------------------
                                                Mitchell T.G. Graye
                                                Executive Vice President and
                                                Chief Financial Officer