Form 10-K
period 2002-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2003-03-31
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 2002
                              --------------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                -------------------        ---------------------

Commission file number                                                333-1173
                                                                     -----------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

            Colorado                                         84-0467907
----------------------------------------   -------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                               Number)

                             8515 East Orchard Road, Greenwood Village, CO 80111
                             ---------------------------------------------------
                             (Address of principal executive offices) (Zip Code)

                                                  [303] 737-4128
                            ----------------------------------------------------
                            (Registrant's telephone number, including area code)

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

   Yes           X          No
           --------------         --------------


Indicate by check mark whether the registrant is an accelerated filer as defined in ss.240.12(b)-2 of this chapter.

   Yes                      No          X
           --------------         --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The public may read and copy any of the registrant's reports filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street NW, Washington DC 20549, telephone 1-800-SEC-0330 or online at (http://www.sec.gov).

As of June 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2003, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ------
Part I     Item 1.   Business -------------------------------------------------------------

                     A.   Organization and Corporate Structure ----------------------------
                     B. Business of the Company -------------------------------------------
                     C.   Employee Benefits  ----------------------------------------------
                     D.   Financial Services ----------------------------------------------
                     E.   Investment Operations -------------------------------------------
                     F.   Regulation  -----------------------------------------------------
                     G.   Ratings ---------------------------------------------------------
                     H.   Miscellaneous ---------------------------------------------------

           Item 2.   Properties  ----------------------------------------------------------
           Item 3.   Legal Proceedings  ---------------------------------------------------
           Item 4.   Submission of Matters to a Vote of Security Holders ------------------

Part II    Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters --------------------------------------------------

                     A.   Equity Security Holders and Market Information ------------------
                     B.   Dividends -------------------------------------------------------

           Item 6.   Selected Financial Data ----------------------------------------------
           Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations --------------------------------------------

                     A.   Company Results of Operations -----------------------------------
                     B.   Employee Benefits Results of Operations -------------------------
                     C.   Financial Services Results of Operations ------------------------
                     D.   Investment Operations -------------------------------------------
                     E.   Liquidity and Capital Resources ---------------------------------
                     F.   Obligations Relating to Debt and Leases -------------------------
                     G.   Accounting Pronouncements ---------------------------------------

           Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ------------
           Item 8.   Financial Statements and Supplementary Data --------------------------
           Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ---------------------------------------------

Part III   Item 10.  Directors and Executive Officers of the Registrant -------------------

                     A.   Identification of Directors -------------------------------------
                     B.   Identification of Executive Officers ----------------------------


           Item 11.  Executive Compensation -----------------------------------------------

                     A.   Summary Compensation Table --------------------------------------
                     B.   Options  --------------------------------------------------------
                     C.   Pension Plan Table ----------------------------------------------
                     D.   Compensation of Directors ---------------------------------------
                     E.   Compensation Committee Interlocks and Insider Participation -----

           Item 12.  Security Ownership of Certain Beneficial Owners and Management -------

                     A.   Security Ownership of Certain Beneficial Owners -----------------
                     B.   Security Ownership of Management --------------------------------

           Item 13.  Certain Relationships and Related Transactions -----------------------

Part IV    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K -----

                     A.   Index to Financial Statements -----------------------------------
                     B.   Index to Exhibits -----------------------------------------------
                     C.   Reports on Form 8-K ---------------------------------------------

                     Signatures -----------------------------------------------------------

PART I

ITEM 1. BUSINESS

A. ORGANIZATION AND CORPORATE STRUCTURE

        Great-West Life & Annuity Insurance Company (the Company) is a stock life insurance company originally organized in 1907. The Company is domiciled in Colorado.

        The Company is a wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. (Great-West Lifeco), a Canadian holding company. Great-West Lifeco operates in the U.S. through the Company and in Canada through its wholly owned subsidiary, The Great-West Life Assurance Company (Great-West Life). Great-West Lifeco is a subsidiary of Power Financial Corporation (Power Financial), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada (Power Corporation), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

        Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B. BUSINESS OF THE COMPANY

        The Company is authorized to engage in the sale of life insurance, accident and health insurance, and annuities. It is qualified to do business in all states in the United States (except New York) and in the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiary, First Great-West Life & Annuity Insurance Company. The Company is also a licensed reinsurer in the state of New York. Based on the latest available December 31, 2001 data, the Company ranks 29th in terms of admitted assets of all U.S. life insurance companies.

        The Company operates the following two business segments:

        Employee Benefits     -  Life and health products for group clients

        Financial                Services - Savings products for public, private
                                 and non-profit employers, corporations and individuals (including 401, 401(k), 403(b),
                                 408, and 457 plans), and life insurance
                                 products for individuals and businesses.

        Prior to 2002, the Employee Benefits segment marketed and administered the Company's 401(k) product. In 2002, the Financial Services division assumed responsibility for this product. The 2001 and 2000 segment information has been reclassified to account for this change.

        On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

        Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with the Company's operations. The details of the integration are still to be determined.

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

                 [Millions] (1)                   2002             2001            2000
        -------------------------------------    -------------    -------------   -------------
        Premium Income
        Employee Benefits
          Group life & health                 $        960     $      1,034     $     1,143
        =====================================    -------------    -------------   -------------

            Total Employee Benefits                    960            1,034           1,143
        =====================================    -------------    -------------   -------------

        Financial Services
          Savings                                        2                9               7
          Individual insurance                         158              161             183
        =====================================    -------------    -------------   -------------
            Total Financial Services                   160              170             190
        =====================================    -------------    -------------   -------------
              Total premium income            $      1,120     $      1,204     $     1,333
        =====================================    =============    =============   =============

        Fee Income
        Employee Benefits
          Group life & health                 $        660     $        713     $       649
        =====================================    -------------    -------------   -------------
            Total Employee Benefits                    660              713             649
        =====================================    -------------    -------------   -------------
        Financial Services
          Savings                                      118              120             111
          Individual insurance                          18               18               8
          401(k)                                        87               96             104
        =====================================    -------------    -------------   -------------

            Total Financial Services                   223              234             223
        =====================================    -------------    -------------   -------------

              Total fee income                $        883     $        947     $       872
        =====================================    =============    =============   =============
        Deposits for investment-type
          contracts -
          Financial Services (2)              $        691     $        627     $       835
        =====================================    =============    =============   =============

        Deposits to Separate Accounts -
          Financial Services                  $      2,461     $      3,240     $     3,105
        =====================================    =============    =============   =============

        Self-funded equivalents -
          Employee Benefits (3)               $      5,228     $      5,721     $     5,181
        =====================================    =============    =============   =============

        (1)All information in the following table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

        (2)Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.

        (3)Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C. EMPLOYEE BENEFITS

        1. Principal Products

           The Employee Benefits segment of the Company provides a full range of employee benefits products to more than 5,000 employers across the United States. The Employee Benefits division is in the process of reorganizing into two units, one of which deals with employer groups of more than 2,000 employees (handled through the consultant channel) and the other which deals with employer groups of less than 2,000 employees (handled through the brokerage channel).

           The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The Company's health care business is primarily self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

           The Company offers employers a strategic benefits solution - an integrated package of group life and disability insurance, managed-care programs and flexible spending accounts. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

           The Company offers group disability insurance, which is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

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

           The One Health Plan HMO subsidiary organization administers provider networks and provides medical management, member services, and quality assurance for the other managed care products of the Company. In addition to creating economies of scale, this "pooling" of PPO, POS, and HMO membership benefits the Company by improving its position in negotiating provider reimbursement arrangements that lead to more competitive pricing.

           The Company offers Internal Revenue Code Section 125 and 129 plans that enable participants to set aside pre-tax dollars to pay for non-reimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

           The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the year indicated:

                                                    Years Ended December 31,
                                  -------------------------------------------------------------
               [Millions]           2002         2001         2000         1999         1998
           -------------------    ----------   ---------    ---------    ---------    ---------
           In force
             end of year       $  58,572(1)   $ 66,539(1)   96,311(1)     83,901(1)    84,121(1)

           (1) Includes $5,138, $8,445, $18,397, $25,812, and $25,597 of in
               force group life insurance obtained from the acquisition of Alta for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. Also includes $11,237 and $14,659 for the years ended December 31, 2002 and 2001, respectively, of in force group life insurance obtained from the acquisition of General American. The 2002 figure was influenced by a decline in total health care membership. The 2001 figure was influenced by a decline in total health care membership and the Company's decision to discontinue certain group life insurance business obtained through acquisitions.

        2. Method of Distribution

           The Company distributes its products and services through field sales staff. As of December 31, 2002, the sales staff was located in 39 sales offices throughout the United States. During March 2003, the Company consolidated the 39 sales offices into 30 sales offices. Through these consolidations, the Company will realize increased efficiencies. Each sales office works with insurance brokers, agents, and consultants in its local market.

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

           In addition to price, there are a number of other factors that influence employer decision-making. These factors include: quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

           4.  Reserves

           For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium and paid up group whole life contracts (included within the group life family of products offered by the Company), the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, morbidity, and expenses (including margins for adverse deviation). For group universal life (included within the group life family of products offered by the Company), the policy reserves equal the accumulated fund balance (that reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long term disability claims that have been reported but not yet adjudicated.

           For medical and dental insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

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

        5. Reinsurance

           The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The maximum amount of group life insurance retained on any one life is $1.5 million and $1.0 million for accidental death coverage. The maximum amount of group monthly disability income benefit at risk on any one life is $6,000 per month.

           The Company has a marketing and administrative services arrangement with New England. Effective January 1, 2002, the Company renegotiated this arrangement to assume the full risk on this block of business. The Company pays a per member fee for New England customers.

D. FINANCIAL SERVICES

        1. Principal Products

           The Financial Services segment of the Company develops, administers, and sells retirement savings and life insurance products and services for individuals, and for employees of state and local governments, hospitals, non-profit organizations, public school districts and corporations.

           The Company's core retirement savings business is in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments (Internal Revenue Code Section 457 plans), as well as to employees of hospitals, non-profit organizations, public school districts, and corporations (Internal Revenue Code Section 401, 401(k), 403(b), 408, and 457 plans). The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation (FASCorp). The Company provides marketing and communication services through another subsidiary company, BenefitsCorp, Inc., and through BenefitsCorp Equities, Inc., a broker-dealer subsidiary of BenefitsCorp, Inc. (collectively, BenefitsCorp).

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

           Demand for investment diversification by customers and their participants continued to grow during 2002. The Company continues to expand the fund options available through Maxim Series Fund, Inc., a subsidiary of the Company that is an insurance products mutual fund company and through arrangements with external fund managers. The array of funds allows customers to diversify their investments across a range of investment products, including fixed income, stock, and international equity fund offerings.

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

           The amount of annuity products in force is measured by policy reserves. The following table shows guaranteed investment contract and group and individual annuity policy reserves for the years indicated:

                                      Guaranteed
               Year ended             Investment             Fixed               Variable
              December 31,            Contracts            Annuities             Annuities
           --------------------    -----------------    -----------------    ------------------
                                      [millions]           [millions]           [millions]
                  1998          $          275       $        4,849       $        4,318
                  1999                     105                4,592                4,935
                  2000                     103                4,394                5,081
                  2001                      89                4,385                5,304
                  2002                      93                4,333                5,011

           In addition to providing administrative services to customers of the Company's annuities, FASCorp also provides comprehensive third party administrative and recordkeeping services for other financial institutions and employer-sponsored retirement plans. Assets under administration with FASCorp from public/non-profit and third party administration customers totaled $26.5 billion at December 31, 2002 and $28.1 billion at December 31, 2001.

           Life insurance products in force include participating and non-participating term life, whole life, and universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. Participating products are no longer actively marketed by the Company but continued to produce renewal premium of $122.6 million, $132.7 million, and $152.3 million in 2002, 2001, and 2000, respectively. Participating dividends of $78.9 million, $76.5 million, and $74.4 million were paid in 2002, 2001, and 2000, respectively. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

           At December 31, 2002 and 2001, the Company had $3.8 billion and $3.9 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance
           (COLI). Due to legislation enacted during 1996 that phased out the interest deductions on COLI policy loans over a two-year period ending 1998, leveraged COLI product sales have ceased.

           The Company has shifted its emphasis to the Business-Owned Life Insurance (BOLI) market. BOLI was not affected by the 1996 legislation. These products are interest-sensitive whole life and universal life policies that fund post-retirement benefits for employees. At December 31, 2002, the Company had $1.5 billion of fixed and $1.4 billion of separate account BOLI policy reserves compared to $1.7 billion of fixed and $1.2 billion of separate account reserves at December 31, 2001. The Company has also recently introduced variable universal life and retail mutual fund product lines into the Executive Benefits market.

           In 2002 the Company continued its efforts to partner with large financial institutions to deliver life insurance to the mass market. This strategy allows the Company to offer traditional life insurance products through established institutional channels at a competitive price. Some of the institutional partners include Huntington, U.S. Bank, Fifth Third, Citibank, SunTrust, AmSouth, Affiliated Financial Services and Bank One.

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

           Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2002, approximately 10% (7% in 2001 and 8% in 2000) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5.0% to 8.4%. The remaining 90% of outstanding policy loans had variable interest rates averaging 6.24% at December 31, 2002. Investment income from policy loans was $209.6 million, $203.8 million, and $191.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

           The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:

                                                    Years Ended December 31,
                                  -------------------------------------------------------------
               [Millions]           2002         2001         2000         1999         1998
           -------------------    ---------    ---------    ---------    ---------    ---------
           In force
             end of year       $    50,605  $    50,769  $    46,631  $    43,831  $    42,966

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

           Of the total 401(k) assets under administration in 2002 and 2001, 95% were allocated to variable investment options.

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

           In the following table the amount of 401(k) business in force is measured by the total of individual account balances:

                    Year Ended                     Fixed               Variable
                   December 31,                  Annuities             Annuities
           ------------------------------    ------------------    -------------
                                                [millions] [millions]

                       1998               $           299       $          5,770
                       1999                           268                  7,339
                       2000                           248                  6,614
                       2001                           240                  5,911
                       2002                           225                  4,656

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

           At the end of 2002, the Company established a specialized sales force to target 401(k) sales.

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

           For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

           Reserves for limited payment contracts (immediate annuities) are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses. These assumptions generally vary by plan, year of issue, and policy duration.

           Reserves for investment contracts (deferred annuities and 401(k)) are equal to the participants' account balances. Reserves for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

           The mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

        5. Reinsurance

           The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life.

           The Company has a marketing and administrative services arrangement with New England. Under reinsurance agreements, New England issues 401(k) products and then immediately reinsures nearly 100% of its guaranteed 401(k) business with the Company. Effective January 1, 2001, the Company renegotiated this arrangement with New England, resulting in a shift of responsibility from New England to the Company for marketing operations. In 2002, the Company renegotiated this arrangement to assume the full risk on this block of business. The Company pays an asset fee for New England customer fund balances.

E.      INVESTMENT OPERATIONS

        The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 2002, were $25.9 billion, comprised of general account assets of $14.6 billion and separate account assets of $11.3 billion. Total investments at December 31, 2001, were $26.8 billion, comprised of general account assets of $14.2 billion and separate account assets of $12.6 billion.

        The Company's general account investments are in a broad range of asset classes, primarily domestic and international fixed maturities and mortgage loans. Fixed maturity investments include public and privately placed corporate bonds, government bonds, and redeemable preferred stocks. The Company also invests in mortgage-backed securities and asset-backed securities.

        The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks. The Company also utilizes derivative instruments to engage in replicated synthetic asset transactions. Derivative instruments are not used for speculative purposes. For more information on derivatives see Notes 1 and 7 to the consolidated financial statements of the Company (the Consolidated Financial Statements) that are included in Item 8 (Financial Statements and Supplementary Data).

        The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to fixed maturity investments.

        The Company's fixed maturity investments were at 90% of investment assets, excluding policy loans, as of December 31, 2002. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment-grade fixed maturities. As of December 31, 2002 and 2001, 97% and 98%, respectively, of the bond portfolio carried an investment grade rating.

        The Company's mortgage loan portfolio constituted 3% and 4% of investment assets as of December 31, 2002 and 2001, respectively. Since 1986, the Company has reduced the overall weighting of its mortgage loan portfolio, instead placing a greater emphasis in bond investments.

        At December 31, 2002, 20% of investment assets were invested in policy loans, 5% were invested in short-term investments, 1% were invested in stocks, and less than 1% were invested in real estate compared to 21%, 3%, 1%, and 1%, respectively, in 2001.

        The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

          Carrying Value in

              Millions             2002         2001         2000         1999          1998
        ----------------------   ----------   ----------   ----------   ----------    ---------
        Debt Securities:
        U.S. government
          securities and
          obligations of
          U.S. government
          agencies             $   2,710    $   3,075    $   2,315    $   1,859    $    1,951
        Bonds                      7,618        7,013        7,055        7,078         7,117
        Foreign
          governments                 43           28           50           51            69
                                 ----------   ----------   ----------   ----------    ---------

        Total debt securities     10,371       10,116        9,420        8,988         9,137

        Other Investments:

        Common stock                  90           73           95           69            49
        Mortgage loans               417          613          843          975         1,133
        Real estate                    4           12          107          104            73
        Policy loans               2,964        3,001        2,810        2,681         2,859
        Short-term
          Investments                710          425          414          241           420
                                 ----------   ----------   ----------   ----------    ---------

        Total investments      $  14,556    $  14,240    $  13,689    $  13,058    $   13,671
                                 ==========   ==========   ==========   ==========    =========

        Cash                   $     155    $     214    $     154    $     268    $      176
        Accrued investment
          Income                     133          131          139          138           158

        The following table summarizes the Company's general account investment results:

             [Millions]           Net Earned Net Investment Investment

            For the year:           Income        Income Rate
         --------------------    -------------   --------------

                2002          $          919         6.83  %
                2001                     935         7.10  %
                2000                     925         7.34  %
                1999                     876         6.96  %
                1998                     897         7.03  %

F.      REGULATION

        1. Insurance Regulation

           The business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States that primarily provides safeguards for policyholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type, amounts and valuation of investments permitted, and HMO operations.

           The Company's operations and accounts are subject to examination by the Colorado Division of Insurance and other regulators at specified intervals. A financial examination by the Colorado Division of Insurance was completed in 1997 and covered the five-year period ended December 31, 1995. This examination produced no significant adverse findings regarding the Company. The latest financial examination by the Colorado Division of Insurance is in progress and will cover the five-year period ended December 31, 2000. Field work has been completed and the Company is awaiting the final report.

           The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2002 statutory financial reports the Company has risk-based capital well in excess of that required by regulators.

           The NAIC has also adopted the Codification of Statutory Accounting Principles (Codification). The Codification is intended to standardize accounting and reporting to state insurance departments effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001 (see Note 13 to the consolidated financial statements).

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

        4. Guaranty Funds

           Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $1.3 million as of December 31, 2002 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $1.9 million at December 31, 2002.

        5. Potential Legislation

           United States legislative developments in various areas including pension regulation, financial services regulation, and health care legislation could significantly and adversely affect the Company in the future. Congress continues to consider legislation relating to health care reform and managed care issues. Congress is also considering changes to various features of retirement plans such as the holding of company stock, diversification rights, imposition of transaction restrictions, expanded disclosure requirements and greater access to investment advice for participants.

           It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

 G. CURRENT RATINGS

        The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. In connection with the announcement by Great-West Lifeco regarding the acquisition of Canada Life, the Company's ratings are under review with negative implications. Upon completion of the acquisition of Canada Life by Great-West Lifeco, Standard & Poor's Corporation has indicated it is likely that the Company's rating will be lowered one notch and a negative outlook maintained.

                Rating Agency                      Measurement               Current Rating
        ------------------------------    -------------------------------   ------------------
        A.M. Best Company, Inc.           Financial strength, operating          A++ (1)
                                          performance and
                                          business profile

        Fitch, Inc.                       Financial strength                     AA+ (2)

        Moody's Investors Service         Financial strength                     Aa2 (3)

        Standard & Poor's Corporation     Financial strength                     AA+ (4)

        (1) Superior (highest rating out of nine categories) (2) Very Strong (second highest rating out of twelve categories) (3) Excellent (second highest rating out of nine categories) (4) Very strong (second highest rating out of nine categories)

H.      MISCELLANEOUS

        No customer accounted for 10% or more of the Company's consolidated revenues in 2002, 2001 or 2000. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

        The Company had approximately 6,800 employees at December 31, 2002.

ITEM 2. PROPERTIES

        The Head Office of the Company consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company leases sales and claims processing offices throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      EQUITY SECURITY HOLDERS AND MARKET INFORMATION

        There is no established public trading market for the Company's common equity.

B.      DIVIDENDS

        In the two most recent fiscal years the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $170.6 million in 2002 and $187.6 million in 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the Company's Consolidated Financial Statements. Note 1 to the financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities. Actual results could differ from those estimates.

            INCOME STATEMENT                         Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2002        2001        2000         1999        1998
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]
        Premium income            $    1,120   $   1,203   $   1,332   $    1,163   $     995
        Fee income                       884         947         872          635         516
        Net investment income            919         935         925          876         897
        Net realized investment
          gains                           42          47          28            1          38
                                     ---------   ---------   ---------    ---------   ---------

        Total revenues                 2,965       3,132       3,157        2,675       2,446

        Policyholder benefits          1,593       1,696       1,746        1,582       1,462
        Operating expenses               958       1,021       1,018          804         688
                                     ---------   ---------   ---------    ---------   ---------
        Total benefits and
          expenses excluding

          special charges              2,551       2,717       2,764        2,386       2,150
        Income tax expense               130         141         134           83          99
                                     ---------   ---------   ---------    ---------   ---------

        Net income before

          special charges                284         274         259          206         197
        Special charges (net)                         81
                                     ---------   ---------   ---------    ---------   ---------
        Net income                $      284   $     193   $     259   $      206   $     197
                                     =========   =========   =========    =========   =========

        Deposits for investment-

          type contracts          $      691   $     627   $     835   $      634   $   1,344
        Deposits to separate

          accounts                     2,461       3,240       3,105        2,583       2,208
        Self-funded premium
          equivalents                  5,228       5,721       5,181        2,979       2,606

             BALANCE SHEET                           Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2002        2001        2000         1999        1998
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]

        Investment assets         $   14,556   $  14,240   $  13,689   $   13,058   $  13,671
        Separate account assets       11,338      12,585      12,381       12,820      10,100
        Total assets                  27,656      28,818      27,897       27,530      25,123
        Total policy benefit
          liabilities                 13,007      12,931      12,825       12,341      12,583
        Due to GWL                        34          42          43           35          52
        Due to GWL&A Financial           171         215         171          175
        Total shareholder's
          equity                       1,664       1,470       1,427        1,167       1,199

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

        Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2002 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's Consolidated Financial Statements.

A.      COMPANY RESULTS OF OPERATIONS

        1. Consolidated Results

           The Company's consolidated net income decreased $8.8 million or 3.0% in 2002 when compared to 2001 (before one-time charges in 2001 of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta Health & Life Insurance Company (Alta) business). Alta was acquired by the Company on July 8, 1998. During 2001 and 2000 the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company is transitioning Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions are conducted by the underwriting staff of the Company.

           The Employee Benefits segment contributed $136.3 million and the Financial Services segment contributed $147.2 million to net income. Of total consolidated net income in 2002 and 2001 (before one-time charges and operating losses of Alta), the Employee Benefits segment contributed 48% and 56%, respectively, while the Financial Services segment contributed 52% and 44%, respectively.

           In 2002, total revenues decreased $167.8 million or 5.4% to $3.0 billion when compared to 2001. The decline in revenues in 2002 was comprised of decreased premium income of $83.5 million, decreased fee income of $63.7 million, decreased net investment income of $15.4 million, and a $5.2 million decrease in realized investment gains. In 2001, total revenues decreased $25.0 million or 0.8% to $3.1 billion when compared to 2000. The decline in revenues in 2001 was comprised of decreased premium income of $128.9 million, increased fee income of $75.6 million, increased net investment income of $9.8 million and increased realized gains on investments of $18.5 million.

           The decreased premium income in 2002 was comprised of a decline in Employee Benefits premium income and Financial Services premium income of $73.7 million and $9.8 million, respectively. The decline in premium income in the Employee Benefits segment reflected a 15.4% decline in medical members from 2.6 million in 2001 to 2.2 million in 2002. Financial Services experienced lower sales and higher terminations in 2002. The decreased premium income in 2001 was comprised of a decline in Employee Benefits premium income and Financial Services premium income of $108.1 million and $20.8 million, respectively. The decline in premium income in the Employee Benefits segment reflected a 18% decline in medical members from 3.2 million in 2000 to 2.6 million in 2001. The decline in premium income in the Financial Services segment was primarily due to lapses in the closed block of traditional life business.

           Fee income in 2002 was comprised of Employee Benefits fee income and Financial Services fee income of $660.4 million and $223.1 million, respectively. The $5.2 million or 7.4% decline in Employee Benefits fee income is due to the decline in medical members. The $11 million or 4.7% decline in Financial Services fee income was primarily the result of weak U.S. equity markets. The increase in fee income in 2001 was comprised of Employee Benefits fee income and Financial Services fee income of $65.0 million and $10.7 million, respectively. The 10% growth in Employee Benefits fee income reflects a combination of an amendment to the New England reinsurance contract, significant price increases in the overall group health block of business, and fee increases from service providers. The growth in Financial Services fee income in 2001 was primarily the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to the weakness in the equity markets.

           Total benefits decreased $103.8 million or 6.1% in 2002 when compared to 2001, reflecting lower group life and health claims primarily as a result of the decline in membership in the Employee Benefits segment. The decline from 2000 to 2001 was also the result of lower claims as a result of declining membership.

           Total expenses decreased $63.0 million or 6.2% in 2002 when compared to 2001, before special charges, as the Company remains focused on reducing administrative costs. During 2002, Employee Benefits' operating expenses decreased $41 million due primarily to reduced administrative costs and medical membership. Financial Services' operating expenses decreased $22 million due primarily to decreased sales and lower premium income.

           Income tax expense before special charges decreased $10.9 million or 7.7% in 2002 when compared to 2001. The decrease reflects a reduction in the liability for tax contingencies due to the completion of the 1994 - 1996 Internal Revenue Service examination. Income tax expense increased before special charges $7.1 million or 5% in 2001 when compared to 2000. The increase reflects higher pre-tax earnings in 2001. See Note 11 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

           In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

           Deposits for investment-type contracts increased $161.2 million or 25.7% in 2002 when compared to 2001. Deposits for investment-type contracts decreased $208 million or 25% in 2001 when compared to 2000. The increase in 2002 was primarily attributable to one large case sale in the Financial Services segment. The decrease in 2001 was primarily attributable to the Financial Services segment, due to a drop in demand for fixed BOLI contracts due to low interest rates. This was replaced by the BOLI business moving to the separate account product (see below).

           Deposits for separate accounts decreased $778.8 million or 24.0% in 2002 when compared to 2001. This decrease in 2002 is primarily due to a combination of lower 401(K) sales and higher 401(K) terminations as well as a decline in BOLI sales due to the nature of the BOLI business. Deposits for separate accounts increased $135 million or 4% in 2001 when compared to 2000. This increase in 2001 is primarily due to an increase in BOLI single premiums, which was offset somewhat by lower 401(k) deposits.

           Self-funded premium equivalents decreased $492.4 million or 8.6% in 2002 when compared to 2001. This decrease was due to the membership decline in the Employee Benefits segment. Self-funded premium equivalents increased $540 million or 10% in 2001 when compared to 2000. This increase was due to the General American business ($307 million), Allmerica business ($166 million) and higher overall claims volume for the self-funded business.

           Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, the 401(k) business is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

        2. Other Matters

           On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

           Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with the Company's operations. The details of the integration are still to be determined.

           Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business of which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for $150 million of cash and miscellaneous assets from General American.

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

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Employee Benefits segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                     [millions]
        Premiums                              $       960     $      1,033     $      1,142
        Fee income                                    661              713              648
        Net investment income                          68               66               71
        Net realized investment gains                   9               16               (3)
        (losses)
                                                -------------    -------------    -------------

        Total revenues                              1,698            1,828            1,858

        Policyholder benefits                         762              859              915
        Operating expenses                            733              774              780
                                                -------------    -------------    -------------
        Total benefits and expenses
          before special charges                    1,495            1,633            1,695
        Income tax expense                             67               68               57
                                                -------------    -------------    -------------

        Net income excluding special charges          136              127              106
        Special charges (net)                                           81
                                                -------------    -------------    -------------
        Net income                            $       136     $         46     $        106
                                                =============    =============    =============

        Self-funded premium equivalents       $     5,228     $      5,721     $      5,181

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

        The Company established a premium deficiency reserve of $46 million (included in special charges previously discussed) on the Alta block of business in 2001. Releases of $18.7 million in 2001, $6.2 million in the first quarter of 2002, and $2.1 million in the second quarter of 2002 were made to offset the underwriting losses incurred on the under-priced block of business. During the first quarter of 2002 the reserve was reduced by $15 million ($9.8 million net of tax) and during the second quarter of 2002 the reserve was reduced by $4 million ($2.6 million, net of tax) based on an analysis of emerging experience which was more favorable than originally estimated. The balance of the premium deficiency reserve at December 31, 2002 was zero.

        Net income, excluding special charges of $80.9 million after tax, increased 7.1% in 2002 and increased 20% in 2001. The improvement in earnings in 2002 reflected improved morbidity margins. The improvement in earnings in 2001 reflected favorable experience in realized investment gains, expense gains associated with higher fee income partially offset by a deterioration in morbidity (which negatively impacted stop-loss coverages), decreases in premiums due to membership declines, and increased bad debts due to the impact of the economic slowdown. During 2001, the Employee Benefits segment experienced increased medical costs and utilization trends which contributed to the deterioration in morbidity experience.

        Equivalent premium revenue and fee income for group life and health decreased 8.3% from 2001 levels as the result of continued membership decline. This reduction is partially offset by increased pricing actions. Equivalent premium revenue and fee income for group life and health decreased 2.4% in 2001 from 2000 levels as the result of a decline in membership.

        Group Life and Health

        In 2002, the sales and administration functions of the Company's 401(k) product was transferred from the Employee Benefits division to the Financial Services division. The Company's 40l(k) business and customers are discussed in the Financial Services Results of Operations which follows.

        The Employee Benefits segment experienced a net decrease of 1,766 group health care customers (employer groups) during 2002. There was a 14.8% decrease in total health care membership from 2.6 million at the end of 2001 to 2.2 million at year-end 2002. POS and HMO members decreased 30.7% from 500,600 in 2001 to 346,900 in 2002.

        The Employee Benefits segment experienced a net decrease of 1,232 group health care customers (employer groups) during 2001. There was an 18% decrease in total health care membership from 3.2 million at the end of 2000 to 2.6 million at year-end 2001. POS and HMO members decreased 30% from 718,400 in 2000 to 500,600 in 2001.

        Much of the health care decline in 2002 and 2001 can be attributed to terminations resulting from aggressive pricing related to target margins as well as a decrease in the employee base for existing group health care customers and the general decline in the economy. In 2001, the decline in membership was also, in part, due to difficulties with the implementation of a systems enhancement, which was resolved by the end of 2001.

        Outlook

        The Company knows remaining competitive means focusing on the core disciplines that provide value to our clients, specifically: health care cost management, underwriting and product design management and sales force management. The Company also knows administration costs must remain at levels consistent with industry standards.

        Medical service provider contracting efforts are critical to the Company's value equation in an environment of escalating medical costs. In 2003, the Company will increase spending to evaluate provider networks and provider recontracting. The Company will also continue to expand health care management and disease management programs for members with diabetes, asthma, coronary heart disease and other chronic illnesses.

        The Company has expanded medical underwriting to ensure pricing is consistent with health care risk; an item that is difficult to estimate on smaller cases. Therefore, the Company is reducing its focus on cases with fewer than 50 members in 2003.

        The Company continues to evaluate product design. The three-tier prescription drug program launched in 2001 proved very attractive to its clients and will continue in 2003. The Company reaffirmed its commitment to traditional, self-funded health plans.

        The sales force reorganization will continue in 2003. The Company has discontinued new sales under the Alta, GenAm and New England names and has combined these teams with its own sales force to create a unified sales force organized along distribution channels. Resources will also be invested to enhance a unified brand identity.

        The Company remains focused on reducing administrative costs. In 2002, the Employee Benefits segment achieved three main productivity improvements: 1) reduced the number of employees from approximately 6,600 in 2001 to fewer than 4,900 in 2002; 2) enhanced efficiencies through online billing and other internet-enabled functions; and 3) significant claims payment efficiencies. The Company anticipates similar productivity strides in 2003 as a result of ongoing investments in process improvement and continued sales and claims payment offices consolidation.

        In 2003, along with all other carriers in the industry, the Company will incur significant implementation and administrative cost associated with Administrative Simplification compliance federally mandated in HIPAA (the Health Insurance Portability and Accountability Act of 1996).

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Financial Services segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                     [millions]
        Premiums                              $       160     $        170     $        190
        Fee income                                    223              234              224
        Net investment income                         851              869              854
        Net realized investment gains                  33               31               31
                                                -------------    -------------    -------------

        Total revenues                              1,267            1,304            1,299

        Policyholder benefits                         831              837              831
        Operating expenses                            225              247              238
                                                -------------    -------------    -------------
        Total benefits and expenses                 1,056            1,084            1,069
                                                -------------    -------------    -------------
        Income from operations                        211              220              230
        Income tax expense                             63               73               77
                                                -------------    -------------    -------------

        Net income                            $       148     $        147     $        153
                                                =============    =============    =============

        Deposits for investment-type
          contracts                           $       691     $        627     $        835
        Deposits to separate accounts               2,461            3,240            3,105

        Net income for Financial Services remained stable in 2002 but decreased 4% in 2001. The decrease in earnings from $153 million in 2000 to $147 million in 2001 reflects the reduction in earnings on the 401(k) product due to weak U.S. equity markets and higher terminations offset by increased investment income and improved mortality in the other product areas.

        During 2002, the Company experienced lower sales in most of its product areas and higher termination rates. The Company was also negatively impacted by the weak U.S. equity markets. Offsetting these challenges was a decrease in operating expenses and effective management of investment margins on products which resulted in a relatively flat net income for the year.

        Prior to 2002, the Employee Benefits segment marketed and administered corporate savings products (401(k) plans). In 2002, the Financial Services segment assumed responsibility for these products. The segment information above has been adjusted for this change.

        1. Savings

           The Financial Services segment's savings business is focused on group and individual fixed and variable annuities with a marketing emphasis on the public/non-profit pension market.

           Premiums and deposits for investment-type contracts and separate accounts have increased $227.6 million or 17% from 2001 to 2002. The in-year growth was attributable primarily to a $115.3 million increase in deposits for investment-type contracts and a $121.2 million increase in deposits to separate accounts. The growth was primarily related to one large case sale.

           Fee income decreased $1.8 million or 1.5% from $119.8 million in 2001 to $118.0 million in 2002. The decline in fee income in 2002 was the result of lower asset values in the separate accounts due to weak U.S. equity markets and higher terminations of participants in FASCorp. Fee income increased $8.6 million or 8% from $111.2 million in 2000 to $119.8 million in 2001. The growth in fee income in 2001 was the result of new sales and the increase in revenue from additional new participants in FASCorp. These increases more than offset the decreased fees on variable funds related to weak equity markets.

           The Financial Services segment's core savings business is in the public/non-profit pension market. The assets of the public/non-profit business, including separate accounts but excluding Guaranteed Investment Contracts (GIC), decreased $92.5 million or 1.1% from $8.2 billion in 2001 to $8.1 billion in 2002. The decline was primarily the result of customers choosing alternative fixed income investment products.

           The Financial Services segment's public/non-profit pension business experienced lower growth in 2002. The number of new participants in 2002 was 163,000 compared to 339,000 in 2001 and 233,000 in 2000.
           Terminations increased in 2002 to 101,000 compared to 72,000 and 63,000 in 2001 and 2000, respectively. This brings the total lives under administration to 1,331,100 in 2002 and 1,268,500 in 2001.

           Customer demand for investment diversification continued during 2002 in spite of weak U.S. equity markets. New contributions to separate account business represented 62% of the total premium equivalents in 2002 versus 63% in 2001. The Company continues to expand the fund options available through its subsidiary Maxim Series Fund and through arrangements with external fund managers. Externally-managed funds offered to participants in 2002 included AIM, American Century, Ariel, Fidelity, Founders, INVESCO, Janus, Loomis Sayles, Templeton, and T. Rowe Price.

           Customer participation in guaranteed separate accounts increased, as many customers prefer the security of fixed income securities and separate account assets. Assets under management for guaranteed separate account funds were $1,649.6 million in 2002 compared to $1,214.4 million in 2001 and $755.7 million in 2000.

           FASCorp administered records for approximately 2,159,900 participants in 2002 versus 2,191,000 in 2001. FASCorp's fee income (including fee income from related parties) was $89.8 million, $72.4 million, and $63.8 million for the years ended, December 31, 2002, 2001, and 2000, respectively.

        2. Life Insurance

           The Company continued its approach to the design and distribution of traditional life insurance products, focusing on customer retention and expense management. At the same time, the Company continues to evaluate new individual markets. In 2002, the Company continued its efforts to partner with large financial institutions to deliver term life insurance to the mass market.

           Individual life insurance revenue premiums and deposits for investment-type contract and separate accounts of $434.3 million in 2002 reflected a decrease of 55% or $527.6 million from 2001 levels. The decrease was primarily due to decreased BOLI separate account deposits.

           In 1996, the U.S. Congress enacted legislation to phase out the tax deductibility of interest on policy loans on COLI products. Since then, renewal premiums and deposits for COLI products have decreased to $82.2 million in 2002 from $83.1 million in 2001 and $84.1 million in 2000 and the Company expects this decline to continue. The Company continues working closely with existing COLI customers to determine the options available to them.

           As a result of these legislative changes, the Company has shifted its sales emphasis from COLI to the BOLI market. This product provides long-term benefits for employees and was not affected by the 1996 legislative changes. BOLI premiums and deposits were $170.9 million during 2002 compared to $547.9 million in 2001 and $581.9 million in 2000. The decrease in BOLI premiums and deposits in 2002 was the result of the lower fixed interest rates and recent negative publicity regarding this type of insurance product.

           The term life insurance product marketed through banks and other financial institutions has experienced significant growth over the past several years. Policies sold totaled 53,400, 37,500 and 17,400 in the years 2002, 2001 and 2000, respectively. Although the sales of term life insurance were improved in 2002 and 2001, the premiums on these policies are smaller and, therefore, were not a significant offset to the large decrease in BOLI premiums.

           Fee income for the individual lines in 2002 was $18.1 million compared to $17.9 million in 2001 and $8.2 million in 2000. The increase relates to strong sales of BOLI separate accounts in prior years.

        3. 401(k)

           401(k) premiums and deposits for investment-type contracts and separate accounts decreased 23% in 2002 to $1.4 billion compared to a 7% decrease in 2001 as a result of lower sales and higher terminations in both years.

           The 401(k) block of business under administration totaled 6,012 employer groups and 477,300 individual participants in 2002, compared to 6,447 employer groups and 545,800 individual participants in 2001 and 6,514 employer groups and 551,000 individual participants in 2000.

           In addition to the Company's affiliate-managed funds, the Company offers externally-managed funds from recognized mutual funds companies such as AIM, Fidelity, Putnam, American Century, Founders, and T. Rowe Price. Assets under administration in 401(k) decreased 15% in 2002 to $6.4 billion and decreased 7% from 2000 to 2001. The decrease in both years was due to the impact of lower U.S. equity markets and the reduction in the number of participants.

           To promote long-term asset retention, the Company in 2002 enhanced a number of products and services including prepackaged "lifestyle" funds (the Profile Series), expense reductions for high-balance accounts, a rollover IRA product, more effective enrollment communications and one-on-one retirement planning assistance.

        4. Outlook

           Market pressures have led the government agencies to introduce employer-matching plans that should also increase the number of potential government employees who will be contributing to retirement plans.

           Continued management emphasis on the reduction of unit costs in the FASCorp administration is designed to allow the Company to remain competitive in the recordkeeping market.

           Individual insurance policy sales through banks are expected to increase in the year 2003. Distribution channels are presently established and management plans to expand with additional bank partners in 2003.

           In 2002, the Financial Services division assumed responsibility for the development and administration of the Company's 401(k) product. At the end of 2002, the division established a new, focused marketing strategy for the 401(k) product. A new customer relationship management group has also been established with the goal of establishing stronger relationships with existing 401(k) customers and improving persistency.

D.      INVESTMENT OPERATIONS

        The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        A summary of the Company's general account invested assets follows:

                             [Millions]                             2002              2001
        -----------------------------------------------------   --------------    -------------
        Fixed maturities, available-for-sale, at fair value   $     10,371     $      10,116
        Mortgage loans                                                 417               613
        Real estate and common stock                                    94                85
        Short-term investments                                         710               425
        Policy loans                                                 2,964             3,001
                                                                --------------    -------------

             Total invested assets                            $     14,556     $      14,240
                                                                ==============    =============

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

           Private placement investments are generally less marketable than publicly traded assets, yet they typically offer enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

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

           At December 31, 2002, the Company had four bonds in default representing a carrying value of $24.3 million (0.2% of the total fixed maturity investment portfolio), compared to nine bonds representing $71.1 million (0.7% of the total fixed maturity investment portfolio), for 2001.

           The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                             Credit Rating                          2002              2001
           --------------------------------------------------   --------------    -------------
           AAA                                                       58.9%             57.9%
           AA                                                         8.9               9.2
           A                                                         15.2              14.2
           BBB                                                       14.4              16.4
           BB and below (non-investment grade)                        2.6               2.3
                                                                --------------    -------------

                TOTAL                                               100.0%            100.0%
                                                                ==============    =============


        2. Mortgage Loans

           During 2002, the mortgage loan portfolio declined 32% to $417 million, net of impairment reserves. The Company has not actively sought new mortgage loan opportunities since 1989 and, as such, has experienced an ongoing reduction in this portfolio's balance.

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

           The average balance of impaired loans decreased to $31.2 million in 2002 compared with $31.6 million in 2001, and there were no foreclosures in 2002, compared to $10.6 million in 2001. The low levels of problematic mortgage loans relative to the Company's overall balance sheet are due to the ongoing decrease in the size of the mortgage loan portfolio, the Company's active loan management program and overall strength in market conditions.

           Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2002 and 2001, the Company's loan portfolio included $40.3 million and $56.3 million, respectively, of non-impaired restructured loans.

        3. Derivatives

           The Company uses certain derivatives, such as futures, options, and swaps, for purposes of hedging interest rate, market and foreign exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits, and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board authorized derivative transactions are executed. In addition, the Company uses derivatives to synthetically create investments that are either more expensive to acquire, or otherwise unavailable, in the cash markets. Note 1 to the Consolidated Financial Statements contains a discussion of the Company's outstanding derivatives.

        4. Outlook

            The U.S. economic recovery is proving to be sluggish and uneven. The Company expects growth to be below trend for the next few quarters, gaining momentum through the second half of 2003. Currently, economic indicators are mixed. Expectations are for domestic real GDP growth in 2002 and 2003 of approximately 2.5%. Globally, economies remain weak with the exception of China.

            The Federal Reserve Board responded aggressively to weaker than expected economic data with a 50 basis point cut in the Fed Funds rate to 1.25% at the November 2002 meeting. While stimulative policy and strong underlying productivity growth were expected to restore the economy to a sustainable trend rate of growth, persistent stock market weakness has undercut monetary policy stimulus and economic risks are biased to a below potential growth scenario.

            Interest rates across the curve bottomed in early October after declining to levels not experienced since the 1960's, rising modestly since then. It is likely that inflation and yields will stay relatively low over the intermediate term, providing the Federal Reserve Board significant latitude to allow the economy to gain some momentum before they begin to resume an upward bias.

            The Company's investment portfolio is well positioned for the current interest rate environment. The portfolio is well diversified and comprised of high quality, relatively stable assets. The Company opportunistically added exposure in investment grade corporate securities at historically wide spreads in 2002 in addition to investing in structured securities with moderate interest rate sensitivity. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.

E.      LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that vary among its principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $864.4 million and $638.4 million as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2002 and 2001, 97% and 98%, respectively, of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

        Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper and equity securities.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $96.6 million of commercial paper outstanding at December 31, 2002 compared with $97.0 million at December 31, 2001. The commercial paper has been given a rating of A-1+ by Standard & Poors' Corporation and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 30, 2048.

F. OBLIGATIONS RELATING TO DEBT AND LEASES

       The Company's obligations relating to debt and leases at December 31, 2002 were as follows:

                              2003       2004       2005       2006       2007      Thereafter
                             --------   --------   --------   --------   --------   -----------
        Related party      $          $          $          $   25.0   $          $      175.0
        note
        Operating leases       26.3       23.5       22.1       20.6       15.4           33.1
                             --------   --------   --------   --------   --------   -----------
        Total contractual

          obligations      $   26.3   $   23.5   $   22.1   $   45.6   $   15.4   $      208.1
                             ========   ========   ========   ========   ========   ===========

G.      ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (FASB) has issued Statement No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (SFAS No. 140), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain disclosure requirements under SFAS No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements. The adoption of SFAS No. 140 did not have a material effect on the financial position or results of operations of the Company.

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

        Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
        133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133 resulted in an approximate $1.0 million after-tax increase to accumulated other comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity. This amount is not material to the Company's financial position or results of operations.

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

        On June 29, 2001 Statement No.141, "Business Combinations" (SFAS No.
        141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

        On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 superceded prior accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

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

        In July 2002, the FASB issued Statement No. 146 " Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations

        See Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's investment assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

        To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match the liabilities' projected cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments. The Company can then react to changing interest rates sooner as these assets mature for reinvestment.

        The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

        To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency denominated investments back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

        The Company has estimated the possible effects on its investments of interest rate changes at December 31, 2002. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $326 million. This calculation uses projected asset cash flows, discounted back to December 31, 2002. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 2.77% to 7.70%.

                                Projected Cash Flows by Calendar Year

       [$                                                          There-   Undiscounted   Fair
       millions]
                       2003     2004    2005     2006     2007     after      Total        Value
                       -----    -----   ------   ------   ------   ------   -----------   --------
       Benchmark       2,271    2,044   1,988    1,347    1,384    3,374      12,409      10,588
       Interest
       rates
         up 1%         2,044    1,926   2,016    1,408    1,379    3,829      12,601      10,262

        The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $8.5 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are the Company's Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 and the Independent Auditor's Report thereon.








                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
               (A wholly-owned subsidiary of GWL&A Financial Inc.)

              Consolidated Financial Statements for the Years Ended
                      December 31, 2002, 2001, and 2000 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Denver, Colorado
January 27, 2003

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

====================================================================================================================================
(Dollars in Thousands)

                                                                             2002                      2001
                                                                    -----------------------    ----------------------
ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
  (amortized cost $9,910,662 and $9,904,453)                      $          10,371,152     $           10,116,175
  Common stock, at fair value (cost $102,862 and
    $74,107 )                                                                    90,188                     73,344
  Mortgage loans on real estate (net of allowances
    of $55,654 and $57,654)                                                     417,412                    613,453
  Real estate                                                                     3,735                     11,838
  Policy loans                                                                2,964,030                  3,000,441
  Short-term investments, available-for-sale (cost
    $709,592 and $427,398)                                                      709,804                    424,730
                                                                    -----------------------    ----------------------

      Total Investments                                                      14,556,321                 14,239,981

OTHER ASSETS:
  Cash                                                                          154,600                    213,731
  Reinsurance receivable
    Related party                                                                 3,104                      3,678
    Other                                                                       238,049                    278,674
  Deferred policy acquisition costs                                             267,846                    275,570
  Investment income due and accrued                                             133,166                    130,775
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $42,144 and $53,431)                                                         86,228                    132,988
  Premiums in course of collection (net of
     allowances of $12,011 and $22,217)                                          54,494                     99,811
  Deferred income taxes                                                          69,016                    112,912
  Other assets                                                                  754,869                    745,617
SEPARATE ACCOUNT ASSETS                                                      11,338,376                 12,584,661
                                                                    -----------------------    ----------------------








TOTAL ASSETS                                                      $          27,656,069     $           28,818,398
                                                                    =======================    ======================

                                                                                                    (Continued)









====================================================================================================================================

                                                                                      2002                2001
                                                                                -----------------   -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves
      Related party                                                          $         518,587    $        532,374
      Other                                                                         11,732,627          11,679,122
    Policy and contract claims                                                         378,995             401,389
    Policyholders' funds                                                               299,730             242,916
    Provision for policyholders' dividends                                              76,983              74,740
    Undistributed earnings on participating business                                   170,456             163,086
GENERAL LIABILITIES:
    Due to GWL                                                                          33,841              41,874
    Due to GWL&A Financial                                                             171,416             214,831
    Repurchase agreements                                                              323,200             250,889
    Commercial paper                                                                    96,645              97,046
    Other liabilities                                                                  850,757           1,064,996
SEPARATE ACCOUNT LIABILITIES                                                        11,338,376          12,584,661
                                                                                -----------------   -----------------
      Total Liabilities                                                             25,991,613          27,347,924
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares authorized, 0 shares issued and outstanding Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding                                7,032               7,032
    Additional paid-in capital                                                         719,709             712,801
    Accumulated other comprehensive income                                             150,616              76,507
    Retained earnings                                                                  787,099             674,134
                                                                                -----------------   -----------------
      Total Stockholder's Equity                                                     1,664,456           1,470,474
                                                                                -----------------   -----------------








TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $      27,656,069    $     28,818,398
                                                                                =================   =================

See notes to consolidated financial statements.                                                       (Concluded)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
====================================================================================================================================
(Dollars in Thousands)

                                                                   2002                2001               2000
                                                              ----------------   -----------------  -----------------
REVENUES:
  Premiums
    Related party                                          $         16,715   $         18,144    $        20,853
    Other (net of premiums ceded totaling
      $83,789, $82,028, and $115,404)                             1,103,380          1,185,495          1,311,713
  Fee income                                                        883,562            947,255            871,627
  Net investment income (expense)
    Related party                                                   (14,818)           (14,546)           (14,517)
    Other                                                           934,183            949,302            939,550
  Net realized gains on investments                                  41,626             46,825             28,283
                                                              ----------------   -----------------  -----------------
                                                              ----------------   -----------------  -----------------
                                                                  2,964,648          3,132,475          3,157,509
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $50,974,
    $40,144, and $62,803)                                           936,215          1,029,495          1,122,560
  Increase in reserves                                               71,348             58,433             53,550
  Interest paid or credited to contractholders                      498,549            530,027            490,131
  Provision for policyholders' share of earnings
    on participating business                                         7,790              2,182              5,188
  Dividends to policyholders                                         78,851             76,460             74,443
                                                              ----------------   -----------------  -----------------
                                                              ----------------   -----------------  -----------------
                                                                  1,592,753          1,696,597          1,745,872

  Commissions                                                       185,450            197,099            204,444
  Operating expenses (income):
    Related party                                                      (861)            (1,043)              (704)
    Other                                                           742,840            788,153            769,477
  Premium taxes                                                      30,714             36,911             45,286
  Special charges                                                                      127,040
                                                              ----------------   -----------------  -----------------
                                                              ----------------   -----------------  -----------------
                                                                  2,550,896          2,844,757          2,764,375

INCOME BEFORE INCOME TAXES                                          413,752            287,718            393,134
PROVISION FOR INCOME TAXES:
  Current                                                           126,222            136,965            108,509
  Deferred                                                            3,993            (41,993)            25,531
                                                              ----------------   -----------------  -----------------
                                                              ----------------   -----------------  -----------------
                                                                    130,215             94,972            134,040
                                                              ----------------   -----------------  -----------------
NET INCOME                                                 $        283,537   $        192,746    $       259,094
                                                              ================   =================  =================



See notes to consolidated financial statements.



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
===================================================================================================================
(Dollars in Thousands)

                                                                                                         Accumulated Other
                                                                                                           Comprehensive
                                                                                                     Income (Loss)
                                                                                        -----------------------------------------
                                                                        Additional         Unrealized               Minimum
                                       Preferred         Common           Paid-in        Gains (Losses)        Pension Liability
                                         Stock            Stock           Capital         on Securities           Adjustment
                                      ------------    --------------    ------------    ------------------     ------------------
BALANCES, JANUARY 1, 2000          $             0 $       7,032     $       700,316 $          (84,861)   $                 0
   Net income
   Other comprehensive income                                                                   118,533

Total comprehensive income

Dividends
Capital contributions -
  Parent stock options                                                        15,052
Income tax benefit on stock
  compensation                                                                 2,336
                                      ------------    --------------    ------------    ------------------     ------------------
BALANCES, DECEMBER 31, 2000                      0         7,032             717,704             33,672                      0
                                      ------------    --------------    ------------    ------------------     ------------------
   Net income
   Other comprehensive income                                                                    42,835

Total comprehensive income

Dividends
Capital contributions adjustment -
  Parent stock options                                                       (12,098)
Income tax benefit on stock
   compensation                                                                7,195
                                      ------------    --------------    ------------    ------------------     ------------------
BALANCES, DECEMBER 31, 2001                      0         7,032             712,801             76,507                      0
                                      ------------    --------------    ------------    ------------------     ------------------
   Net income
   Other comprehensive income                                                                    86,993                (12,884)

Total comprehensive income

Dividends
Income tax benefit on stock
   compensation                                                                6,908
                                      ------------    --------------    ------------    ------------------     ------------------
BALANCES, DECEMBER 31, 2002        $             0 $       7,032     $       719,709 $          163,500    $           (12,884)
                                      ============    ==============    ============    ==================     ==================






                                              Retained
                                              Earnings           Total
                                            --------------    -------------
BALANCES, JANUARY 1, 2000                $     544,076     $     1,166,563
   Net income                                  259,094             259,094
   Other comprehensive income                                      118,533
                                                              -------------
Total comprehensive income                                         377,627
                                                              -------------
Dividends                                     (134,149)           (134,149)
Capital contributions -
  Parent stock options                                              15,052
Income tax benefit on stock
  compensation                                                       2,336
                                            --------------    -------------
BALANCES, DECEMBER 31, 2000                    669,021           1,427,429
                                            --------------    -------------
   Net income                                  192,746             192,746
   Other comprehensive income                                       42,835
                                                              -------------
Total comprehensive income                                         235,581
                                                              -------------
Dividends                                     (187,633)           (187,633)
Capital contributions adjustment -
  Parent stock options                                             (12,098)
Income tax benefit on stock
   compensation                                                      7,195
                                            --------------    -------------
BALANCES, DECEMBER 31, 2001                    674,134           1,470,474
                                            --------------    -------------
   Net income                                  283,537             283,537
   Other comprehensive income                                       74,109
                                                              -------------
Total comprehensive income                                         357,646
                                                              -------------
Dividends                                     (170,572)           (170,572)
Income tax benefit on stock
   compensation                                                      6,908
                                            --------------    -------------
BALANCES, DECEMBER 31, 2002              $     787,099     $     1,664,456
                                            ==============    =============



See notes to consolidated financial statements.







GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
====================================================================================================================================
(Dollars in Thousands)

                                                                    2002               2001               2000
                                                              -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
  Net income                                               $        283,537    $       192,746    $       259,094
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Earnings allocated to participating
        Policyholders                                                 7,790              2,182              5,188
      Amortization of investments                                   (76,002)           (82,955)           (62,428)
      Net realized gains on investments                             (41,626)           (46,825)           (28,283)
      Depreciation and amortization (including
        Goodwill impairment in 2001)                                 37,639             62,101             41,693
      Deferred income taxes                                           3,993            (41,993)            25,531
      Stock compensation (adjustment)                                                  (12,098)            15,052
  Changes in assets and liabilities, net of Effects from acquisitions:
      Policy benefit liabilities                                    622,854            334,025            310,511
      Reinsurance receivable                                         41,199            (48,384)           (35,368)
      Receivables                                                    89,686            153,350           (128,382)
      Bank overdrafts                                               (41,901)           (29,121)           102,073
      Other, net                                                   (159,562)           157,228           (119,359)
                                                              -----------------  -----------------  -----------------
        Net cash provided by operating activities                   767,607            640,256            385,322
                                                              -----------------  -----------------  -----------------


















                                                                                                    (Continued)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars in Thousands)
====================================================================================================================================

                                                                    2002               2001               2000
                                                              -----------------  -----------------  -----------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and
    redemptions of investments:
    Fixed maturities
         Held-to-maturity
           Sales                                                                                            8,571
           Maturities and redemptions                                                                     323,728
         Available-for-sale
           Sales                                                  5,729,919          5,201,692          1,460,672
           Maturities and redemptions                             1,456,176          1,244,547            887,420
    Mortgage loans                                                  210,224            224,810            139,671
    Real estate                                                       3,570                                 8,910
    Common stock                                                      2,798             38,331             61,889
  Purchases of investments:
    Fixed maturities
         Held-to-maturity                                                                                (100,524)
         Available-for-sale                                      (7,369,364)        (6,878,213)        (2,866,228)
    Mortgage loans                                                                                         (4,208)
    Real estate                                                      (2,768)            (3,124)           (20,570)
    Common stock                                                    (29,690)           (27,777)           (52,972)
    Corporate owned life insurance                                                    (100,000)
    Other, net                                                      (77,769)            95,808           (100,935)
    Acquisitions, net of cash acquired                                                                     82,214
                                                              -----------------  -----------------  -----------------

          Net cash used in investing activities            $        (76,904)   $      (203,926)   $      (172,362)
                                                              =================  =================  =================






                                                                                                    (Continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000,
====================================================================================================================================
(Dollars in Thousands)

                                                                   2002               2001                2000
                                                             -----------------   ----------------   -----------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits                   $       (599,724)   $       (483,285)  $       (220,167)
  Due to GWL                                                        (8,033)             (1,207)             7,102
  Due to GWL&A Financial                                           (43,415)             45,245              3,665
  Dividends paid                                                  (170,572)           (187,633)          (134,149)
  Net commercial paper borrowings
    (repayments)                                                      (401)               (585)            97,631
  Net repurchase agreements borrowings
     (repayments)                                                   72,311             250,889            (80,579)
                                                             -----------------   ----------------   -----------------
      Net cash used in financing activities                       (749,834)           (376,576)          (326,497)
                                                             -----------------   ----------------   -----------------

NET (DECREASE) INCREASE IN CASH                                    (59,131)             59,754           (113,537)

CASH, BEGINNING OF YEAR                                            213,731             153,977            267,514
                                                             -----------------   ----------------   -----------------

CASH, END OF YEAR                                         $        154,600    $        213,731   $        153,977
                                                             =================   ================   =================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                          $        164,863    $         59,895   $         78,510
    Interest                                                        16,697              17,529             21,060

Non-cash financing activity:
  Effect on capital - Parent stock options                                             (12,098)            15,052





See notes to consolidated financial statements.                                                       (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
================================================================================
(Amounts in Thousands, except Share Amounts)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization - Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a holding company formed in 1998. The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

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

       Certain reclassifications have been made to the 2001 and 2000 financial statements and related footnotes to conform to the 2002 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

       Investments - Investments are reported as follows:

        1. Management has classified its fixed maturities as available for sale and carries them at fair value with the net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

       4. Investments in common stock are carried at fair value with net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

       Internal Use Software - Capitalized internal use software development costs of $55,363 and $44,914 are included in other assets at December 31, 2002, and 2001, respectively. The Company capitalized, net of depreciation, $10,448, $6,896 and $17,309 of internal use software development costs for the years ended December 31, 2002, 2001 and 2000, respectively.

       Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's group sales representatives related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $38,707, $44,096, and $36,834 in 2002, 2001, and 2000, respectively.

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

       Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $8,029,337 and $7,941,905 at December 31, 2002 and 2001, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $4,152,594 and $4,188,553 at December 31, 2002 and 2001, respectively, are established at the contractholder's account value.

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

       Participating Fund Account - Participating life and annuity policy reserves are $4,947,081 and $4,844,214 at December 31, 2002 and 2001,
       respectively. Participating business approximates 24.8%, 25.8%, and 28.6% of the Company's ordinary life insurance in force and 80.2%, 85.4%, and 85.2% of ordinary life insurance premium income for the years ended December 31, 2002, 2001, and 2000, respectively.

       The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Earnings allocable to participating policyholders are consistent with established Company practice.

       The Company has established a Participating Policyholder Experience Account (PPEA) for the benefit of all participating policyholders of which is included in the accompanying consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

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

       Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk associated with invested assets. Derivatives are not used for speculative purposes. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur. Derivative instruments typically used consist of interest rate swap agreements, credit default swaps, interest rate floors and caps, foreign currency exchange contracts, options, and interest rate futures.

       Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa, to convert from a fixed rate to a floating rate. Credit default swaps may be used in conjunction with another purchased security to reproduce the investment characteristics of a cash investment in the same credit. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter-party to the Company of an interest rate differential only if interest rates fall or rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are used in conjunction with interest rate swap agreements to effectively convert convertible, fixed rate bonds to non-convertible variable rate bonds as part of the Company's overall asset/liability matching program. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments.

       The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions (RSAT's), are a combination of a derivative and a cash security to synthetically create a third replicated security. As of December 31, 2002, the Company has one such security that has been created through the combination of a credit default swap and U.S. Government Agency security. These derivatives do not qualify as hedges and therefore, changes in fair value are recorded in earnings.

       Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS 133 resulted in an approximate $1,000 after-tax increase to accumulated comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity.

       The Statements require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and changes in fair value of derivatives not qualifying for hedge accounting are recognized in earnings.

       The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e, the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in earnings.

       Hedge ineffectiveness of $177 and $907, determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the years ended December 31, 2002 and 2001, respectively.

       Derivative gains and losses included in accumulated other comprehensive income (OCI) are reclassified into earnings at the time interest income is recognized or interest receipts are received on bonds. Derivative gains of $563 and $469 were reclassified to net investment income in 2002 and 2001, respectively. The Company estimates that $837 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

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

       Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 5.9%, 6.1%, and 6.2% in 2002, 2001, and 2000.

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

       Goodwill and Other Intangible Assets - On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

       Selected Loan Loss Allowance Methodology - In July 2001, the SEC released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's financial position or results of operations.

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

       Technical Corrections - April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

       Costs Associated With Exit or Disposal Activities - In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

2.     ACQUISITIONS AND SPECIAL CHARGES

       Effective January 1, 2000, the Company co-insured the majority of General American Life Insurance Company's (General American) group life and health insurance business, which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150,000 of policy reserves and miscellaneous liabilities in exchange for $150,000 of cash and miscellaneous assets from General American.

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

3.     RELATED-PARTY TRANSACTIONS

       The Company performs administrative services for the U.S. operations of GWL and, beginning in 2002, performs investment services for London Reinsurance Group, an indirect subsidiary of GWL. The following represents revenue from related parties for services provided pursuant to these service agreements. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies, certificates in force and/or administered assets.

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2002              2001               2000
                                                                ---------------   ---------------    ---------------

      Investment management revenue                          $          892     $         186     $          120
      Administrative and underwriting revenue                           860             1,043                704

       At December 31, 2002 and 2001, due to GWL includes $8,503 and $16,536 due on demand and $25,338 and $25,338 of notes payable which bear interest and mature on October 1, 2006. These notes may be prepaid in whole or in part at any time without penalty; the issuer may not demand payment before the maturity date. The amounts due on demand to GWL bear interest at the public bond rate (4.75% and 6.0% at December 31, 2002 and 2001, respectively) while the note payable bears interest at 5.4%.

       At December 31, 2002 and 2001, due to GWL&A Financial includes $(3,619) and $39,796 due on demand and $175,035 and $175,035 of subordinated notes payable. The notes, which were issued in 1999 and used for general corporate purposes, bear interest and mature on June 30, 2048. Payments of principal and interest under this subordinated note shall be made only with prior written approval of the Commissioner of Insurance of the State of Colorado. Payments of principal and interest on this subordinated note are payable only out of surplus funds of the Company and only at such time as the financial condition of the Company is such that at the time of payment of principal or interest, its statutory surplus after the making of any such payment would exceed the greater of $1,500 or 1.25 times the company action level amount as required by the most recent risk based capital calculations. The amounts due on demand to GWL&A Financial bear interest at the public bond rate (4.75% and 6.0% at December 31, 2002 and 2001, respectively) while the note payable bears interest at 7.25%.

       Interest expense attributable to these related party obligations was $14,976, $14,732, and $14,637 for the years ended December 31, 2002,
       2001, and 2000, respectively.

4.    ALLOWANCES ON POLICYHOLDER RECEIVABLES

       Amounts receivable for accident and health plan claims and premiums in the course of collection are generally uncollateralized. Such receivables are from policyholders dispersed throughout the United States and throughout many industry groups.

       The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

       Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:

                                                                     2002               2001               2000
                                                                 --------------    ---------------    ---------------

      Balance, beginning of year                              $        53,431   $        34,700    $        31,200
      Amounts acquired by reinsurance                                   6,207
      Provisions charged (reversed) to operations                      (7,544)           50,500              7,700
      Amounts written off - net                                        (9,950)          (31,769)            (4,200)
                                                                 --------------    ---------------    ---------------
      Balance, end of year                                    $        42,144   $        53,431    $        34,700
                                                                 ==============    ===============    ===============

       Activity in the allowance for premiums in course of collection is as follows:

                                                                     2002               2001               2000
                                                                 --------------    ---------------    ---------------

      Balance, beginning of year                              $        22,217   $        18,700    $        13,900
      Amounts acquired by reinsurance                                   1,600
      Provisions charged (reversed) to operations                      (5,729)           29,642             14,500
      Amounts written off - net                                        (6,077)          (26,125)            (9,700)
                                                                 --------------    ---------------    ---------------
      Balance, end of year                                    $        12,011   $        22,217    $        18,700
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

       Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2002 and 2001, the reinsurance receivable had a carrying value of $241,153 and $282,352, respectively.

       The following schedule details life insurance in force and life and accident/health premiums:


                                                                                                         Percentage
                                                                                                         of Amount
                                                    Reinsurance       Reinsurance                         Assumed
                                    Direct             Ceded            Assumed            Net             to Net
                                ---------------   ----------------  ----------------  ---------------   -------------
      December 31, 2002:
        Life insurance in force:
          Individual         $     43,324,059  $     12,786,783   $     7,280,731        37,818,007        19.3%
          Group                    51,385,610                           7,186,698        58,572,308        12.3%
                                ---------------   ----------------  ----------------  ----------------
            Total            $     94,709,669  $     12,786,783   $    14,467,429   $    96,390,315
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        312,388  $         40,582   $        41,245   $       313,051        13.2%
          Accident/health             728,972            43,047           128,820           814,745        15.8%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,041,360  $         83,629   $       170,065   $     1,127,796
                                ===============   ================  ================  ================

      December 31, 2001:
        Life insurance in force:
          Individual         $     43,370,006  $      8,330,282   $     7,399,250   $    42,438,974        17.4%
          Group                    56,650,090                           9,888,796        66,538,886        14.9%
                                ---------------   ----------------  ----------------  ----------------
            Total            $    100,020,096  $      8,330,282   $    17,288,046   $   108,977,860
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        384,688  $         32,820   $        37,442   $       389,310         9.6%
          Accident/health             830,970            49,001            42,750           824,719         5.2%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,215,658  $         81,821   $        80,192   $     1,214,029
                                ===============   ================  ================  ================

      December 31, 2000:
        Life insurance in force:
          Individual         $     39,067,268  $      5,727,745   $     7,563,302   $    40,902,825        18.5%
          Group                    75,700,120                          20,610,896        96,311,016        21.4%
                                ---------------   ----------------  ----------------  ----------------
            Total            $    114,767,388  $      5,727,745   $    28,174,198   $   137,213,841
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        349,097  $         35,448   $        88,994   $       402,643        22.1%
          Accident/health             827,044            79,705           175,294           922,633        19.0%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,176,141  $        115,153   $       264,288   $     1,325,276
                                ===============   ================  ================  ================


6.     NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

       Net investment income is summarized as follows:

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2002              2001               2000
                                                                ---------------   ---------------    ---------------
      Investment income:
        Fixed maturities and short-term
          Investments                                        $       673,825    $      693,573    $       675,200
        Common stock                                                   3,272             4,882              1,584
        Mortgage loans on real estate                                 48,625            69,237             80,775
        Real estate                                                    2,815             1,113              1,863
        Policy loans                                                 209,608           200,533            191,320
        Other                                                          5,236             3,766                120
                                                                ---------------   ---------------    ---------------
                                                                     943,381           973,104            950,862
      Investment expenses, including interest on
        amounts charged by the related parties
        of $14,976, $14,732, and $14,637                              24,016            38,348             25,829
                                                                ---------------   ---------------    ---------------
      Net investment income                                  $       919,365    $      934,756            925,033
                                                                ===============   ===============    ===============

       Net realized gains (losses) on investments are as follows:
                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2002              2001               2000
                                                                ---------------   ---------------    ---------------
      Realized gains (losses):
        Fixed maturities                                     $        33,455    $       32,116    $       (16,752)
        Common stock                                                   1,639            13,052             33,411
        Mortgage loans on real estate                                  1,493             1,657              2,207
        Real estate                                                                                           490
        Provisions                                                     5,039                                8,927
                                                                ---------------   ---------------    ---------------
      Net realized gains on investments                      $        41,626    $       46,825    $        28,283
                                                                ===============   ===============    ===============

7.     SUMMARY OF INVESTMENTS

       Fixed maturities owned at December 31, 2002 are summarized as follows:

                                                          Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized         Fair          Carrying
                                          Cost            Gains          Losses           Value           Value
      -----------------------------    ------------    ------------    ------------    ------------    ------------
      U.S. Government CMO           $   1,304,614   $     43,929    $               $   1,348,543   $    1,348,543
      U.S. Government ABS                 491,183         16,310            1,785         505,708          505,708
      U.S. Government MBS                 385,764          5,957              149         391,572          391,572
      U.S. Government Other               445,281         19,589                4         464,866          464,866
      Credit tenant loans                 104,648         11,081                          115,729          115,729
      State and municipalities          1,019,049        100,256              194       1,119,111        1,119,111
      Foreign government                   42,182          1,038               61          43,159           43,159
      Corporate bonds                   2,771,977        182,787           53,534       2,901,230        2,901,230
      Mortgage-backed
        securities - CMO                   96,776         16,170               18         112,928          112,928
      Public utilities                    698,365         44,334           11,369         731,330          731,330
      Asset-backed securities           2,138,025         86,261           27,089       2,197,197        2,197,197
      Derivatives                          (3,422)        15,343                           11,921           11,921
      Collateralized mortgage
        obligation                        416,220         11,638                          427,858          427,858
                                       ------------    ------------    ------------    ------------    ------------
                                    $   9,910,662   $    554,693    $      94,203   $  10,371,152   $   10,371,152
                                       ============    ============    ============    ============    ============





       Fixed maturities owned at December 31, 2001 are summarized as follows:

                                                          Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized         Fair          Carrying
                                          Cost            Gains          Losses           Value           Value
      -----------------------------    ------------    ------------    ------------    ------------    ------------
      U.S. Government CMO           $   1,182,723   $     18,025    $       5,767   $   1,194,981   $    1,194,981
      U.S. Government ABS                 463,028         11,422            1,153         473,297          473,297
      U.S. Government MBS                 345,979          2,537            2,840         345,676          345,676
      U.S. Government Other               559,932          8,878            1,810         567,000          567,000
      State and municipalities            935,758         35,462            3,955         967,265          967,265
      Foreign government                   26,466          1,824                           28,290           28,290
      Corporate bonds                   2,943,635        114,871           71,504       2,987,002        2,987,002
      Mortgage-backed
        securities - CMO                   97,136          7,020                          104,156          104,156
      Public utilities                    647,754         22,823            5,997         664,580          664,580
      Asset-backed securities           2,265,033         64,765           11,336       2,318,462        2,318,462
      Derivatives                           1,935         18,682                           20,617           20,617
      Collateralized mortgage
        obligation                        435,074          9,900              125         444,849          444,849
                                       ------------    ------------    ------------    ------------    ------------
                                    $   9,904,453   $    316,209    $     104,487   $  10,116,175   $   10,116,175
                                       ============    ============    ============    ============    ============

       The collateralized mortgage obligations consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and expected average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities is adjusted by such prepayments.

       See Note 9 for additional information on policies regarding estimated fair value of fixed maturities.

       The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized           Estimated
                                                            Cost             Fair Value
                                                       ----------------    ----------------
      Due in one year or less                       $         592,856             615,583
      Due after one year through five years                 2,509,745           2,684,171
      Due after five years through ten years                1,144,037           1,238,155
      Due after ten years                                     857,672             875,859
      Mortgage-backed securities                            2,177,144           2,254,479
      Asset-backed securities                               2,629,208           2,702,905
                                                       ----------------    ----------------
                                                    $       9,910,662          10,371,152
                                                       ================    ================

       Proceeds from sales of securities available-for-sale were $5,729,919, $5,201,692, and $1,460,672 during 2002, 2001, and 2000, respectively. The realized gains on such sales totaled $45,315, $42,299, and $8,015 for 2002, 2001, and 2000, respectively. The realized losses totaled $10,410, $10,186, and $24,053 for 2002, 2001, and 2000, respectively. During the years 2002, 2001, and 2000, held-to-maturity securities with amortized cost of $0, $0, and $8,571 were sold due to credit deterioration with insignificant gains and losses.

       During the fourth quarter of 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $19,908 unrealized gain associated with this transfer in other comprehensive income, net of tax.

       At December 31, 2002 and 2001, pursuant to fully collateralized securities lending arrangements, the Company had loaned $284,990 and $278,471 of fixed maturities, respectively.

       The Company engages in hedging activities to manage interest rate, market, credit and foreign exchange risk.

       The following table summarizes the 2002 financial hedge instruments:

                                            Notional                 Strike/Swap
      December 31, 2002                      Amount                     Rate                       Maturity
      -------------------------------    ---------------    ------------------------------    --------------------
      Interest Rate Caps              $      1,122,000          7.64% - 11.65% (CMT)             02/03 - 01/05
      Interest Rate Swaps                      400,188              2.62% - 7.32%                02/03 - 11/09
      Credit Default Swaps                     128,157                   N/A                     02/03 - 11/07
      Foreign Currency
        Exchange Contracts                      27,585                   N/A                     06/05 - 11/06
      Options    Calls                         191,200                 Various                   05/04 - 06/07
                 Puts                           15,000                 Various                   03/07 - 03/07

       The following table summarizes the 2001 financial hedge instruments:

                                            Notional                  Strike/Swap
      December 31, 2001                      Amount                      Rate                        Maturity
      -------------------------------    ---------------    --------------------------------    --------------------
      Interest Rate Caps              $      1,402,000           6.75% - 11.65% (CMT)              01/02 - 01/05
      Interest Rate Swaps                      365,018               3.13% - 7.32%                 01/02- 12/06
      Foreign Currency
        Exchange Contracts                      13,585                    N/A                      06/05 - 07/06
      Options    Calls                         191,300                  Various                    01/02 - 01/06
                 Puts                          131,000                  Various                    12/01 - 12/02

       CMT - Constant Maturity Treasury Rate

       The Company no longer actively invests in mortgage loans. The following is information with respect to impaired mortgage loans:

                                                                                    2002                2001
                                                                               ----------------    ----------------
      Loans, net of related allowance for credit losses of
        $20,917 and $13,018                                                 $           8,200   $           6,300
      Loans with no related allowance for credit losses                                 2,638               5,180
      Average balance of impaired loans during the year                                31,243              31,554
      Interest income recognized (while impaired)                                       2,007               1,617
      Interest income received and recorded (while impaired)
        using the cash basis method of recognition                                      2,249               1,744

       As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $40,302 and $56,258 at December 31, 2002 and 2001, respectively.

       The following table presents changes in the allowance for credit losses:

                                                                     2002              2001               2000
                                                                ---------------   ---------------    ---------------

      Balance, beginning of year                             $        57,654    $       61,242    $        77,416
      Provision for loan losses                                       (3,588)                              (8,927)
      Charge-offs                                                       (139)           (3,588)            (7,247)
      Recoveries                                                       1,727
                                                                ---------------   ---------------    ---------------
      Balance, end of year                                   $        55,654    $       57,654    $        61,242
                                                                ===============   ===============    ===============

8.     COMMERCIAL PAPER

       The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 2002, commercial paper outstanding of $96,645 had maturities ranging from 3 to 66 days and interest rates ranging from 1.40% to 1.88%. At December 31, 2001, commercial paper outstanding of $97,046 had maturities from 4 to 63 days and an interest rates ranging from 1.91% to 2.55%.

9.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                          December 31,
                                             -----------------------------------------------------------------------
                                                           2002                                  2001
                                             ----------------------------------    ---------------------------------
                                                Carrying          Estimated          Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                             ---------------    ---------------    --------------    ---------------
      ASSETS:
         Fixed maturities and
           short-term investments          $    11,080,956   $     11,080,956   $     10,540,905  $     10,540,905
         Mortgage loans on real
           estate                                  417,412            429,907            613,453           624,102
         Policy loans                            2,964,030          2,964,030          3,000,441         3,000,441
         Common stock                               90,188             90,188             73,344            73,344

      LIABILITIES:
         Annuity contract reserves
           without life contingencies            4,152,594          4,228,080          4,188,553         4,210,759
         Policyholders' funds                      299,730            299,730            242,916           242,916
         Due to GWL                                 33,841             32,366             41,874            41,441
         Due to GWL&A Financial                    171,416            173,376            214,831           214,831
         Commercial paper                           96,645             96,645             97,046            97,046
         Repurchase agreements                     323,200            323,200            250,889           250,889

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

       The estimated fair value of fixed maturities and common stocks that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. Fair values of derivatives of $11,921 and $20,617 at December 31, 2002 and 2001, respectively, consisting principally of interest rate swaps are included in fixed maturities.

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

       The fair value of due to GWL&A Financial reflects the last trading price of the subordinated notes in the public market at December 31, 2002.

       The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

       The estimated fair value of derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in the net asset position for interest rates swaps are $1,488 and $33 of liabilities in 2002 and 2001, respectively. Included in the net asset position for foreign currency exchange contracts are $2,518 and $127 of liabilities in 2002 and 2001, respectively.

10.    EMPLOYEE BENEFIT PLANS

       The following table summarizes changes for the years ended December 31, 2002, 2001, and 2000 in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan. Based on an accumulated pension benefit obligation of $167,552 at December 31, 2002, an additional minimum liability of $22,549 was recorded resulting in a net accrued benefit liability of $4,236 as of December 31, 2002. There was no additional minimum pension liability required to be recognized as of December 31, 2001 or 2000.

                                                                                          Post-Retirement
                                                    Pension Benefits                        Medical Plan
                                            ----------------------------------    ---------------------------------
                                              2002         2001        2000         2002        2001        2000
                                            ---------    ---------   ---------    ---------   ---------    --------
      Change in projected benefit
      obligation
      Benefit obligation at beginning     $ 150,521   $  140,563   $ 126,130   $  57,861    $ 33,018    $  29,228
      of year
      Service cost                            8,977        8,093       7,062       3,516       3,331        2,305
      Interest cost                          11,407        9,718       9,475       3,138       3,303        2,167
      Acquisition of new employees                                                             7,823
      Amendments                                827                               (22,529)
      Actuarial (gain) loss                  20,679       (2,640)      2,510      (9,814)     11,401
      Benefits paid                          (6,364)      (5,213)     (4,614)       (930)     (1,015)        (682)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Benefit obligation at end of year   $ 186,047   $  150,521   $ 140,563   $  31,242    $ 57,861    $  33,018
                                            ---------    ---------   ---------    ---------   ---------    --------

      Change in plan assets
      Fair value of plan assets at
        beginning of year                 $ 187,661   $  193,511   $ 192,093   $            $           $
      Actual return on plan assets          (17,979)        (637)      6,032
      Benefits paid                          (6,364)      (5,213)     (4,614)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Fair value of plan assets at end      163,318      187,661     193,511
      of year
                                            ---------    ---------   ---------    ---------   ---------    --------

      Funded (unfunded) status              (22,729)      37,140      52,948      (31,242)    (57,861)     (33,018)
      Unrecognized net actuarial (gain)      51,943       (1,499)    (15,239)      4,361      14,659        3,430
      loss
      Unrecognized prior service cost         2,727        2,533       3,073      (9,392)      9,326        2,148
      Unrecognized net obligation or
      (asset)
        at transition                       (13,628)     (15,142)    (16,655)                 12,120       12,928
      Acquisition of GenAm employees                                                          (7,823)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Prepaid (accrued) benefit cost         18,313
      Additional minimum liability          (22,549)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Prepaid benefit cost/
        (accrued benefit liability)          (4,236)      23,032      24,127      (36,273)    (29,579)     (14,512)
      Intangible asset                        2,727
      Accumulated other comprehensive
        income adjustments                   19,822
                                            ---------    ---------   ---------    ---------   ---------    --------
      Net amount recognized               $  18,313   $   23,032   $  24,127   $  (36,273)  $ (29,579)  $  (14,512)
                                            =========    =========   =========    =========   =========    ========





                                                                                          Post-Retirement
                                                    Pension Benefits                        Medical Plan
                                            ----------------------------------    ---------------------------------
                                              2002         2001        2000         2002        2001        2000
                                            ---------    ---------   ---------    ---------   ---------    --------
      Components of net periodic
      benefit cost
      Service cost                        $   8,977   $    8,093   $   7,062   $   3,516    $  3,331    $   2,305
      Interest cost                          11,406        9,718       9,475       3,138       3,303        2,167
      Expected return on plan assets        (14,782)     (15,276)    (17,567)
      Amortization of transition             (1,514)      (1,514)     (1,514)        808         808          808
      obligation
      Amortization of unrecognized prior
        service cost                            632          541         541         161         645          162
      Amortization of unrecognized
        prior service cost - GenAm                                                              (484)
      Amortization of gain from earlier
        periods                                             (467)       (879)                    172           34
                                            ---------    ---------   ---------    ---------   ---------    --------
      Net periodic (benefit) cost         $   4,719   $    1,095   $  (2,882)  $   7,623    $  7,775    $   5,476
                                            =========    =========   =========    =========   =========    ========

      Weighted-average assumptions as
      of December 31
      Discount rate                           6.75%        7.25%       7.50%        6.75%       7.25%        7.50%
      Expected return on plan assets          8.00%        8.00%       9.25%        8.00%       8.00%        9.25%
      Rate of compensation increase          3.92%         4.00%       5.00%       3.92%        4.00%        5.00%

       The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2002, 2001, or 2000.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2011. Additionally, it was assumed that the Company's cost for retirees eligible for health care benefits under Medicare would be limited to an increase of 3% starting in 2003, due to a plan change. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-Percentage             1-Percentage
                                                                              Point                    Point
                                                                            Increase                 Decrease
                                                                       --------------------     --------------------
      Increase (decrease) on total of service and
        interest cost on components                                 $             1,506     $             (1,166)
      Increase (decrease) on post-retirement benefit
        obligation                                                                2,221                   (1,907)

       The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions. For employees hired after January 1, 1999, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2002, 2001, and 2000 totaled $7,257, $7,773, and $6,130, respectively.

       The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses, and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participant deferrals, which are reflected in other liabilities, are $20,606 and $20,033 as of December 31, 2002 and 2001, respectively. The participant deferrals earn interest at 7.3% at December 31, 2002, based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 2002, 2001, and 2000 was $1,459, $1,434, and $1,358, respectively.

       The Company also provides a supplemental executive retirement plan to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan for 2002, 2001, and 2000 was $2,527, $2,726, and $3,023,
       respectively. The total liability of $20,037 and $20,881 as of December 31, 2002 and 2001 is included in other liabilities.

11.   FEDERAL INCOME TAXES

       The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                                                     2002            2001             2000
                                                                  ------------    ------------     ------------
      Federal tax rate                                                  35.0   %        35.0   %         35.0   %
      Reduction in tax contingency                                      (3.3)
      Investment income not subject
         to federal tax                                                 (1.3)           (1.7)            (0.9)
      Other, net                                                         1.1            (0.3)
                                                                  ------------    ------------     ------------
      Total                                                             31.5   %        33.0   %         34.1   %
                                                                  ============    ============     ============

       The Company has reduced its liability for tax contingencies due to the completion of the 1994 - 1996 Internal Revenue Service examination. The amount released was $13,810; however, $4,000 of the release was attributable to participating policyholders and therefore, had no affect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings on participating business in the accompanying 2002 statement of income.

       Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                               2002                              2001
                                                  -------------------------------    ------------------------------
                                                    Deferred         Deferred          Deferred         Deferred
                                                      Tax               Tax              Tax              Tax
                                                     Asset           Liability          Asset          Liability
                                                  -------------    --------------    -------------    -------------
      Policyholder reserves                    $      231,679   $                 $      219,227   $
      Deferred policy acquisition costs                                   94,018                             96,567
      Deferred acquisition cost
        proxy tax                                     109,779                            119,052
      Investment assets                                                  149,958                             67,136
      Other                                                               28,466                             61,664
                                                  -------------    --------------    -------------    -------------
            Total deferred taxes               $      341,458   $        272,442  $      338,279   $        225,367
                                                  =============    ==============    =============    =============

       Amounts included for investment assets above include $86,907 and $40,122 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2002 and 2001, respectively.

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

12.   OTHER COMPREHENSIVE INCOME

       Other comprehensive income for the year ended December 31, 2002 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale securities:
         Net changes during the year related to cash
            flow hedges                                 $        (7,486)    $          2,620    $          (4,866)
         Unrealized holding gains (losses) arising
            during the period                                   192,079              (67,290)             124,789
         Less:  reclassification adjustment for
            (gains) losses realized in net income                (8,004)               2,802               (5,202)
                                                          -----------------    ----------------    -----------------
         Net unrealized gains                                   176,589              (61,868)             114,721
      Reserve and  DAC adjustment                               (42,681)              14,953              (27,728)
                                                          -----------------    ----------------    -----------------
                                                          -----------------    ----------------    -----------------
      Net unrealized gains (losses)                     $       133,908     $        (46,915)   $          86,993
                                                          -----------------    ----------------    -----------------
                                                          -----------------    ----------------    -----------------
      Minimum pension liability adjustment                      (19,822)               6,938              (12,884)
                                                          -----------------    ----------------    -----------------
         Other comprehensive income                             114,086              (39,977)              74,109
                                                          =================    ================    =================

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
                                                          =================    ================    =================

       Other comprehensive income for the year ended December 31, 2000 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale securities:
         Unrealized holding gains (losses) arising
            during the period                           $       204,274     $        (71,495)   $         132,779
         Less:  reclassification adjustment for
            (gains) losses realized in net income                 9,436               (3,303)               6,133
                                                          -----------------    ----------------    -----------------
         Net unrealized gains (losses)                          213,710              (74,798)             138,912
      Reserve and  DAC adjustment                               (31,352)              10,973              (20,379)
                                                          -----------------    ----------------    -----------------
        Other comprehensive income                      $       182,358     $        (63,825)   $         118,533
                                                          =================    ================    =================

13.    STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS, AND OTHER MATTERS

       At December 31, 2002 and 2001, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

       No dividends were paid on preferred stock in 2002, 2001, and 2000, respectively. Dividends of $170,572, $187,633, and $134,149 were paid on common stock in 2002, 2001, and 2000, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                               2002                2001                2000
                                          ----------------    ----------------    ---------------
                                            (Unaudited)
      Net income                       $        205,749    $        266,398    $        293,521
      Capital and surplus                     1,292,292           1,200,372           1,083,718

       In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification as modified by the Colorado Division of Insurance increased statutory net worth as of January 1, 2001, by approximately $105,760. (The modifications adopted by the Colorado Division of Insurance had no effect on statutory net worth).

       The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado are subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net gains from operations at December 31, 2002 were $1,292,292 and $208,194 [Unaudited], respectively. The Company should be able to pay up to $208,194 [Unaudited] of dividends in 2003.

14.    STOCK OPTIONS

       The Parent has a stock option plan (the Lifeco plan) that provides for the granting of options on common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded with exercise prices of no less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options. As of December 31, 2002, 2001, and 2000, stock available for award to Company employees under the Lifeco plan aggregated 3,917,344, 3,278,331, and 4,808,047 shares.

       The plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vest and become exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2004, and expire ten years from the date of grant. Variable options granted to Company employees totaling 278,000 and 1,832,000 in 1998 and 1997, respectively, became exercisable, if certain cumulative financial targets were attained by the end of 2001. A total of 175,511 options vested and became exercisable. The exercise period runs from June 26, 2007. During 2000, the Company determined that it was probable that certain of these options would become exercisable and, accordingly, accrued compensation expense of $15,052 with a corresponding credit to additional paid-in capital as prescribed by AIN-APB 25. During 2001, the Company released $12,098 of this accrual when certain financial targets were not attained.

       Additional variable options granted in 2001, 2000, and 1998 totaling 80,000, 120,000 and 380,000 respectively, become exercisable if certain sales or financial targets are attained. During 2002, 2001, and 2000, 0, 7,750, and 13,250 of these options vested and accordingly, the Company recognized compensation expense of $0, $48, and $151, respectively. If exercisable, the exercise period expires ten years from the date of grant.

       The following table summarizes the status of, and changes in, Lifeco options granted to Company employees, which are outstanding and the weighted-average exercise price (WAEP) for 2002, 2001, and 2000. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:


                                           2002                         2001                         2000
                                 -------------------------    -------------------------    -------------------------
                                   Options        WAEP          Options        WAEP         Options         WAEP
                                 ------------   ----------    ------------   ----------    -----------    ----------
      Outstanding, Jan. 1           6,398,149 $   11.66          7,675,551 $    9.91         6,867,098 $     9.20
        Granted                       174,500     22.16            947,500     22.28         1,386,503      14.88
        Exercised                   1,359,491      7.16          1,534,568      5.87           451,300       7.74
        Expired or
          canceled                    766,013     11.02            690,334     11.24           126,750      12.17
                                 ------------   ----------    ------------   ----------    -----------    ----------
      Outstanding, Dec 31           4,447,145 $   13.66          6,398,149 $   11.66         7,675,551 $     9.91
                                 ============   ==========    ============   ==========    ===========    ==========

      Options
        exercisable
        at year-end                 2,121,638 $   11.67          2,602,480 $    8.08         3,077,998 $     7.11
                                 ============   ==========    ============   ==========    ===========    ==========

      Weighted average
        fair value of
        options granted
        during year            $    7.46                   $     7.10                   $     5.00
                                 ============                 ============                 ===========

       The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2002:

                                                 Outstanding                                 Exercisable
                               -------------------------------------------------   ---------------------------------
                                                                     Average                             Average
            Exercise                                 Average         Exercise                            Exercise
          Price Range              Options            Life            Price            Options            Price
      ---------------------    ----------------    ------------    -------------   ----------------    -------------
      $5.37 - 7.13                   696,076           3.55     $       5.43             696,076    $        5.43
      $10.27 - 17.04               2,735,569           5.88     $      12.67           1,256,325    $       13.74
      $21.70 - 23.66               1,015,500           8.79     $      21.96             169,237    $       21.94

       Of the exercisable Lifeco options, 1,941,364 relate to fixed option grants and 180,274 relate to variable grants.

       Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan in Canada.

       The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and WAEP for 2002, 2001, and 2000. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:


                                           2002                          2001                          2000
                                 --------------------------    --------------------------    --------------------------
                                   Options          WAEP         Options          WAEP         Options         WAEP
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding,  Jan.1,             70,000  $     2.16            70,000  $     2.29           285,054  $    3.23
        Exercised                      70,000        2.21                                         215,054       3.30
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding, Dec 31,                  0  $     0.00            70,000  $     2.16            70,000  $    2.29
                                 =============    =========    =============    =========    =============   ==========
      Options exercisable
        at year-end                         0  $     0.00            70,000  $     2.16            70,000  $    2.29
                                 =============    =========    =============    =========    =============   ==========


       The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25 under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $2,364, $2,092, and $1,799, in 2002, 2001, and 2000,
       respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 2002, 2001, and 2000, respectively: dividend yields of 2.453%, 2.27%, and 2.44%, expected volatility of 31.67%, 28.56%, and 29.57%, risk-free interest rates of 5.125%, 5.30%, and 6.61% and expected lives of 7 years.

15.    SEGMENT INFORMATION

       The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels. Prior to 2002, the Employee Benefits segment marketed and administered corporate savings products (401(k) plans). In 2002 the Financial Services segment assumed responsibility for these products. The 2001 and 2000 segment information has been reclassified to account for this change.

       The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations after income taxes.

       The Company's operations are not materially dependent on one or a few customers, brokers or agents.

       Summarized segment financial information for the year ended and as of December 31 was as follows:

       Year ended December 31, 2002

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $        960,191     $       159,904     $      1,120,095
         Fee income                                             660,423             223,139              883,562
         Net investment income                                   67,923             851,442              919,365
         Realized investment gains                                8,918              32,708               41,626
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,697,455           1,267,193            2,964,648
      Benefits and Expenses:
         Benefits                                               761,481             831,272            1,592,753
         Operating expenses                                     732,472             225,671              958,143
                                                          -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,493,953           1,056,943            2,550,896
                                                          -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------

      Net operating income before income taxes                  203,502             210,250              413,752
      Income taxes                                               67,198              63,017              130,215
                                                          -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------
      Net income                                       $        136,304     $       147,233     $        283,537
                                                          =================   =================   =================

      Assets:                                                 Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,491,857     $    13,064,464     $     14,556,321
      Other assets                                              605,029           1,156,343            1,761,372
      Separate account assets                                                    11,338,376           11,338,376
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      2,096,886     $    25,559,183     $     27,656,069
                                                          =================   =================   =================





       Year ended December 31, 2001

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $      1,033,886     $       169,753     $      1,203,639
         Fee income                                             713,297             233,958              947,255
         Net investment income                                   65,474             869,282              934,756
         Realized investment gains (losses)                      15,638              31,087               46,825
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,828,295           1,304,180            3,132,475
      Benefits and Expenses:
         Benefits                                               858,945             837,652            1,696,597
         Operating expenses                                     775,018             246,102            1,021,120
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,633,963           1,083,754            2,717,717
      Income taxes                                               67,771              73,341              141,112
                                                          -----------------   -----------------   -----------------
      Net income before special charges                         126,561             147,085              273,646
      Special charges (net of tax)                               80,900                                   80,900
                                                          -----------------   -----------------   -----------------
      Net income                                       $         45,661     $       147,085     $        192,746
                                                          =================   =================   =================

      Assets:                                                 Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,080,974     $    13,159,007     $     14,239,981
      Other assets                                              792,383           1,201,373            1,993,756
      Separate account assets                                                    12,584,661           12,584,661
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      1,873,357     $    26,945,041     $     28,818,398
                                                          =================   =================   =================

       Year ended December 31, 2000

      Operations:                                             Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $      1,142,319     $       190,247     $      1,332,566
         Fee income                                             648,329             223,298              871,627
         Net investment income                                   70,932             854,101              925,033
         Realized investment gains (losses)                      (2,998)             31,281               28,283
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,858,582           1,298,927            3,157,509
      Benefits and Expenses:
         Benefits                                               914,730             831,142            1,745,872
         Operating expenses                                     780,281             238,222            1,018,503
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,695,011           1,069,364            2,764,375
                                                          -----------------   -----------------   -----------------
                                                          -----------------   -----------------   -----------------

      Net operating income before income taxes                  163,571             229,563              393,134
      Income taxes                                               57,078              76,962              134,040
                                                          -----------------   -----------------   -----------------
      Net income                                       $        106,493     $       152,601     $        259,094
                                                          =================   =================   =================





       The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                              2002                2001                2000
                                                        -----------------    ----------------    ----------------
      Premium Income:
         Employee Benefits
             Group Life & Health                      $       960,191     $      1,033,886    $      1,142,319
                                                        -----------------    ----------------    ----------------
                  Total Employee Benefits                     960,191            1,033,886           1,142,319
                                                        -----------------    ----------------    ----------------
                                                        -----------------    ----------------    ----------------
         Financial Services
             Savings                                            1,382                8,429               7,253
             Individual Insurance                             158,423              161,227             182,957
             401(K)                                                99                   97                  37
                                                                             ----------------    ----------------
                                                        -----------------
                  Total Financial Services                    159,904              169,753             190,247
                                                        -----------------
                                                                             ----------------    ----------------
      Total premium income                            $     1,120,095     $      1,203,639    $      1,332,566
                                                        =================    ================    ================

      Fee Income:
         Employee Benefits
             Group Life & Health
               (uninsured plans)                      $       660,423     $        713,297    $        648,329
                                                        -----------------    ----------------    ----------------
                  Total Employee Benefits                     660,423              713,297             648,329
                                                        -----------------    ----------------    ----------------
                                                        -----------------    ----------------    ----------------
         Financial Services
             Savings                                          117,952              119,793             111,201
             Individual Insurance                              18,152               17,888               8,117
             401(k)                                            87,035               96,277             103,980
                                                        -----------------    ----------------    ----------------
                                                        -----------------    ----------------    ----------------
                  Total Financial Services                    223,139              233,958             223,298
                                                        -----------------    ----------------    ----------------
      Total fee income                                $       883,562     $        947,255    $        871,627
                                                        =================    ================    ================

16.   OBLIGATIONS RELATING TO DEBT AND LEASES:

      The Company enters into operating leases primarily for office space. As of December 31, 2002, minimum annual rental commitments on operating leases having initial or remaining non-cancellable lease terms in excess of one year during the years 2003 through 2007 were $26,323.4, $23,525.5, $22,069.9, $20,584.4 and $15,443.2, respectively, with $33,105.2 in minimum commitments thereafter.

                                  2003           2004          2005          2006           2007        Thereafter
                                ----------    -----------    ----------    ----------    -----------   -------------
      Related party notes
                             $             $              $             $   25,000.0  $              $   175,000.0
      Operating leases           26,323.4      23,525.5       22,069.9      20,584.4      15,443.2        33,105.2
                                ----------    -----------    ----------    ----------    -----------   -------------
      Total contractual
        obligations          $   26,323.4  $   23,525.5   $   22,069.9  $   45,584.4  $   15,443.2   $   208,105.2
                                ==========    ===========    ==========    ==========    ===========   =============

17.  COMMITMENTS AND CONTINGENCIES

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

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

                                            Served as
                                             Director           Principal Occupation(s)
              Director              Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------
       James Balog                  74         1993       Company Director
       (1)(2)

       James W. Burns, O.C.         73         1991       Director Emeritus, Power
                                                          Corporation
       (1)(2)(4)

       Orest T. Dackow              66         1991       Company Director since April 2000;
       (1)(2)(4)                                            previously President and Chief
                                                            Executive Officer, Great-West
                                                            Lifeco

       Andre Desmarais              46         1997       President and Co-Chief Executive
       (1)(2)(4)(5)                                         Officer, Power Corporation; Deputy
                                                            Chairman, Power Financial

       Paul Desmarais, Jr.          48         1991       Chairman and Co-Chief Executive
       (1)(2)(4)(5)                                         Officer, Power Corporation;
                                                          Chairman,
                                                            Power Financial

       Robert Gratton               59         1991       Chairman of the Board of the
       (1)(2)(4)                                            Company;
                                                            President and Chief
                                                            Executive Officer,
                                                            Power Financial; Chairman of the
                                                            Boards of Great-West Lifeco, Great-West
                                                            Life, London Insurance Group Inc. and
                                                            London Life Insurance Company

       Kevin P. Kavanagh            70         1986       Company Director; Chancellor Emeritus,
       (1)(3)(4)                                            Brandon University

       William Mackness             64         1991       Company Director
       (1)(2)

       William T. McCallum          60         1990       President and Chief Executive
       (1)(2)(4)                                            Officer of the Company;
                                                            Co-President and Chief

                                                          Executive Officer, Great-West
                                                          Lifeco

       Jerry E.A. Nickerson         66         1994       Chairman of the Board, H.B. Nickerson
       (3)(4)                                               & Sons Limited (a
                                                            management and
                                                            holding company)

       The Honourable               65         1991       Vice Chairman, Power Corporation;
       P. Michael Pitfield,                                 Member of the Senate of Canada
       P.C., Q.C. (1)(2)(4)

       Michel Plessis-Belair,       60         1991       Vice Chairman and Chief Financial
       F.C.A.   (1)(2)(3)(4)                                Officer, Power Corporation;
                                                            Executive

                                                            Vice President and Chief Financial
                                                            Officer, Power Financial

       Brian E. Walsh               49         1995       Managing Partner, QVan Capital,
       (1)(2)(3)                                            LLC (a merchant banking company)

        (1)Member of the Executive Committee
        (2)Member of the Investment and Credit Committee
        (3)Member of the Audit Committee
        (4)Also a director of Great-West Life
        (5)Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

        J.Balog           Transatlantic Holdings, Inc.
                          Phoenix Investment Partners
                          Phoenix Euclid Fund

        P.Desmarais, Jr.  SUEZ
                          TotalFinaElf

        W.T.McCallum      Maxim Series Fund, Inc.
                          Orchard Series Fund
                          Variable Annuity Account A

        B.E.Walsh         Offshore Systems Inc.


B.      IDENTIFICATION OF EXECUTIVE OFFICERS

                                            Served as
                                            Executive
                                             Officer            Principal Occupation(s)
          Executive Officer         Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------
       William T. McCallum          60         1984       President and Chief Executive Officer
         President and Chief                                of the Company; Co-President
         Executive Officer                                  and Chief Executive Officer,
                                                            Great-West Lifeco

       Mitchell T.G. Graye          47         1997       Executive Vice President and Chief
         Executive Vice                                     Financial Officer of the Company
         President and Chief
         Financial Officer

       Richard F. Rivers            49         2002       Executive Vice-President, Employee
         Executive Vice                                     Benefits of the Company since
         President                                          August 2002; Employee Benefits
                                                            Officer, previously Chief Executive
                                                            PacifiCare Health System

       Douglas L. Wooden            46         1991       Executive Vice President, Financial
         Executive Vice                                     Services of the Company
         President,
         Financial Services

       John A. Brown                55         1992       Senior Vice President, Healthcare Markets
         Senior Vice                                       Financial Services of the Company
          President,
        Healthcare Markets
         Financial Services

       Mark S. Corbett              43         2001       Senior Vice President,
         Senior Vice                                        Investments of the Company
       President,
         Investments

       John R. Gabbert              48         2001       Senior Vice President and Chief
         Senior Vice President                              Information Officer, Employee Benefits
         and Chief                                          of the Company since April 2000;
         Information                                        previously Vice President,
         Officer,                                           Information Technology, AT&T Broadband
         Employee Benefits

       Donna A. Goldin              55         1996       Senior Vice President, Healthcare
         Senior Vice President,                             Operations of the Company
         Healthcare Operations

       Wayne T. Hoffmann            47         2001       Senior Vice President,
         Senior Vice President,                             Investments of the Company
         Investments

       D. Craig Lennox              55         1984       Senior Vice President, General Counsel
         Senior Vice                                        and Secretary of the Company
         President,
         General Counsel and
         Secretary

       James C. Matura              56         2002       Senior Vice President, Commercial Sales
         Senior Vice President                              of the Company since September 2002;
         Commercial Sales                                   previously Regional Vice President Sales,
                                                            PacifiCare Health System

       Charles P. Nelson            42         1998       President, BenefitsCorp
         President,
         BenefitsCorp

       Deborah L. Origer            41         2002       Senior Vice President, Healthcare
        Senior Vice President,                              Management of the Company since
        Healthcare Management                               November 2002; previously Chief
                                                            Strategy Officer, Providence Health
                                                            System

       Martin Rosenbaum             50         1997       Senior Vice President, Employee
         Senior Vice                                        Benefits of the Company
         President,
         Employee Benefits

       Gregory E. Seller            49         1999       Senior Vice President,
         Senior Vice                                        Government Markets of the Company
         President,
         Government Markets

       Robert K. Shaw               47         1998       Senior Vice President,
         Senior Vice                                        Individual Markets of the Company
         President,
         Individual Markets

       George D. Webb               59         1999       Senior Vice President, P/NP Operations of
         Senior                                             the Company since July 1999;
         Vice-President,                                    previously Principal, William M. Mercer
         P/NP Operations                                    Investment Consulting Inc. (an investment
                                                            consulting company)

       Jay W. Wright                51         2001       Senior Vice President, Employee
         Senior Vice                                        Benefits of the Company since
         President,                                         January 2001; previously Senior Vice
         Employee Benefits                                  President,
                                                            New England Financial

        Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

        The appointments of executive officers are confirmed annually.

ITEM 11.       EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

        The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2002, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the Named Executive Officers) for the three most recently completed fiscal years.

        ----------------------------- ---------- ---------- --------------- ------------------
                                                                                Long-term
                                                    Annual Compensation       Compensation
                                                                                 Awards
        ----------------------------- ---------- ---------- --------------- ------------------
                  Name and              Year      Salary        Bonus          Options(1)
             Principal Position                     ($)          ($)               (#)
        ----------------------------- ---------- ---------- --------------- ------------------
        W.T. McCallum                   2002      880,000        ---               ---
        President and Chief             2001      880,000        ---               ---
        Executive Officer               2000      871,500        ---             450,001
        ----------------------------- ---------- ---------- --------------- ------------------
        D.L. Wooden                     2002      550,000      343,750             ---
        Executive Vice President        2001      525,000      393,750             ---
        Financial Services              2000      475,000      356,250           200,001
        ----------------------------- ---------- ---------- --------------- ------------------
        M.T.G. Graye                    2002      457,000      237,500             ---
        Executive Vice President        2001      415,000        75,000(2)        40,000
        Chief Financial Officer         2000      375,000      253,200           125,001
        ----------------------------- ---------- ---------- --------------- ------------------
        Charles P. Nelson               2002      312,000      181,900             ---
        President                       2001      300,000      150,000            60,000
        BenefitsCorp                    2000      270,400      202,435             ---
        ----------------------------- ---------- ---------- --------------- ------------------
        R.F. Rivers(3)                  2002     185,600(4)   225,000(5)         120,000
        Executive Vice President        2001        ---          ---               ---
        Employee Benefits               2000        ---          ---               ---
        ----------------------------- ---------- ---------- --------------- ------------------

        (1)The options set out are options for common shares of Great-West Lifeco that are granted by Great-West Lifeco pursuant to the Great-West Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.

        (2)Special bonus paid in 2002, for performance in 2001.
        (3)Mr. Rivers became an employee and senior officer of the Company effective August 19, 2002.

        (4)Mr. Rivers' annualized salary for 2002 was $500,000.

        (5)Amount represents a one time bonus incident to Mr. Rivers' commencement of employment.

B.      OPTIONS

        The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Great-West Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

        OPTION GRANTS IN LAST FISCAL YEAR

       ----------------- ---------- ------------ --------- -------------- ------------------------
                                                                            Potential realized
                                                                                  value
                                                                          at assumed annual rates
                                Individual Grants                             of stock price
                                                                             appreciation for
                                                                                option term
       ----------------- ---------- ------------ --------- -------------- ------------------------
                                    Percentage
                                     of total
                                     options
                                    granted to   Exercise
                          Options    employees   or base
                          Granted    in fiscal    price     Expiration        5%          10%
             Name           (#)        year      ($/share)     date          ($)          ($)
       ----------------- ---------- ------------ --------- -------------- ----------- ------------
       R.F. Rivers        120,000      68.77       21.77   Aug. 19, 2012  1,642,912    4,163,382
       ----------------- ---------- ------------ --------- -------------- ----------- ------------


        Prior to April 24, 1996, the Named Executive Officers participated in the Power Financial Employee Share Option Plan pursuant to which options to acquire common shares of Power Financial (PFC Options) were granted. The following table describes all PFC Options exercised in 2002, and all unexercised PFC Options held as of December 31, 2002, by the Named Executive Officers. PFC Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

        AGGREGATED PFC OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

       ---------------- --------- ----------- ------------------------ ------------------------
                                                                        Value of unexercised
                                                                               in-the-
                                              Unexercised options at   money options at fiscal
                                                  fiscal year-end             year-end
                                                        (#)                      ($)
       ---------------- --------- ----------- ------------------------ ------------------------
                         Shares
                        acquired
                           on       Value
                        exercise   Realized   Exercisable Unexercisable Exercisable Unexercisable
            Name          (#)        ($)
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       M.T.G. Graye     70,000    1,540,180
       ---------------- --------- ----------- ---------- ------------- ---------- -------------

        Commencing April 24, 1996, the Named Executive Officers began participating in the Great-West Lifeco Stock Option Plan. The following table describes all Lifeco Options exercised in 2002, and all unexercised Lifeco Options held as of December 31, 2002, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.58.

          AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                                VALUES
       ---------------- --------- ----------- ------------------------ ------------------------
                                                                        Value of unexercised
                                                                               in-the-
                                              Unexercised options at   money options at fiscal
                                                  fiscal year-end             year-end
                                                        (#)                      ($)
       ---------------- --------- ----------- ------------------------ ------------------------
                         Shares
                        acquired
                           on       Value
                        exercise   Realized   ExercisableUnexercisable ExercisableUnexercisable
            Name          (#)        ($)
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       W.T. McCallum    380,800   6,992,018    629,200       40,000    7,011,057     382,873
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       D.L. Wooden         0          0        246,667      133,334    3,026,320   1,264,037
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       M.T.G. Graye        0          0        196,067      118,934    2,964,820     873,055
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       C.P. Nelson         0          0         84,000        48,000     797,572      90,195
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       R.F. Rivers         0          0           0         120,000        0        216,668
       ---------------- --------- ----------- ---------- ------------- ---------- -------------


C.      PENSION PLAN TABLE

        The following table sets out the pension benefits payable to the Named Executive Officers.

                                          PENSION PLAN TABLE
        ---------------- ----------------------------------------------------------------------
                                                   Years of Service
                         ----------------------------------------------------------------------
         Remuneration
              ($)             15            20             25            30            35
        ---------------- ------------- -------------- ------------- ------------- -------------
            400,000         120,000       160,000        200,000        240,000       240,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            500,000         150,000       200,000        250,000        300,000       300,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            600,000         180,000       240,000        300,000        360,000       360,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            700,000         210,000       280,000        350,000        420,000       420,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            800,000         240,000       320,000        400,000        480,000       480,000
        ---------------- ------------- -------------- ------------- ------------- -------------
            900,000         270,000       360,000        450,000        540,000       540,000
        ---------------- ------------- -------------- ------------- ------------- -------------
          1,000,000         300,000       400,000        500,000        600,000       600,000
        ---------------- ------------- -------------- ------------- ------------- -------------

        The Named Executive Officers have the following years of service, as of December 31, 2002.

        -------------------------------------------- ------------------------------------------
                           Name                                  Years of Service
        -------------------------------------------- ------------------------------------------
        W.T. McCallum                                                  37
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        D.L. Wooden                                                    12
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        M.T.G. Graye                                                    9
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        C.P. Nelson                                                    19
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        R.F. Rivers                                                     1
        -------------------------------------------- ------------------------------------------

        W.T. McCallum is entitled, upon election, to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For D.L. Wooden, M.T.G. Graye, C.P. Nelson, and R.F. Rivers, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information, as of March 1, 2003, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

          (1)100% of the Company's 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

          (2)100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

          (3)100% of the  outstanding  common  shares of GWL&A  Financial  (Nova
             Scotia) Co. are owned by GWL&A Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

          (4)100% of the outstanding common shares of GWL&A Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

          (5)82.9% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria
             Square,   Montreal,   Quebec,   Canada   H2Y  2J3,   representing
             approximately   65%  of  the  voting   rights   attached  to  all
             outstanding voting shares of Great-West Lifeco Inc.

          (6)67.4%  of  the   outstanding   common  shares  of  Power  Financial
             Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

          (7)100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

          (8)100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

          (9)Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

        As a result of the chain of ownership described in paragraphs (1) through (9) above, each of the entities and persons listed in paragraphs
        (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.

B.      SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2002, by
        (i) the directors of the Company; (ii) the Named Executive Officers; and
        (iii) the directors and executive officers of the Company as a group.

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
             Directors                 (1)                    (2)                  (3)
        --------------------- ---------------------- ---------------------- -------------------
        J. Balog
        --------------------- ---------------------- ---------------------- -------------------
        J.W. Burns                   153,659                 8,000              385,640
                                                                                200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        O.T. Dackow                   82,892
                                     100,000 options
        --------------------- ---------------------- ---------------------- -------------------
        A. Desmarais                  51,659                21,600              146,999
                                                                              1,946,500 options
        --------------------- ---------------------- ---------------------- -------------------
        P. Desmarais, Jr.             43,659                                      5,698
                                                                              1,821,500 options
        --------------------- ---------------------- ---------------------- -------------------
        R. Gratton                   332,496               310,000               12,965
                                                         5,880,000 options
        --------------------- ---------------------- ---------------------- -------------------
        K.P. Kavanagh                 10,052
        --------------------- ---------------------- ---------------------- -------------------
        W. Mackness
        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum                216,193                19,500
                                     629,200 options
        --------------------- ---------------------- ---------------------- -------------------
        J.E. A. Nickerson                                    4,000                 4,000
        --------------------- ---------------------- ---------------------- -------------------
        P.M. Pitfield                 46,200                67,800                60,000
                                                                                 269,000 options
        --------------------- ---------------------- ---------------------- -------------------
        M. Plessis-Belair             20,000                3,000                 20,199
                                                                                 347,125 options
        --------------------- ---------------------- ---------------------- -------------------
        B.E. Walsh                                                                 1,000
        --------------------- ---------------------- ---------------------- -------------------


        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.               Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
          Named Executive              (1)                    (2)                  (3)
              Officers
        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum               216,193                19,500
                                    629,200 options
        --------------------- ---------------------- ---------------------- -------------------
        D.L. Wooden                                       113,000
                                    246,667 options
        --------------------- ---------------------- ---------------------- -------------------
        M.T.G. Graye                  1,514                50,000
                                    196,067 options
        --------------------- ---------------------- ---------------------- -------------------
        C.P. Nelson                  24,779
                                     84,000 options
        --------------------- ---------------------- ---------------------- -------------------
        R.F. Rivers

        --------------------- ---------------------- ---------------------- -------------------
        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
           Directors and               (1)                    (2)                  (3)
         Executive Officers
             as a Group
        --------------------- ---------------------- ---------------------- -------------------
                                  1,175,774                688,100               637,301
                                  1,745,402 options      5,880,000 options     4,584,125 options
        --------------------- ---------------------- ---------------------- -------------------

        (1)All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.

        (2)All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.

        (3)All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power
           Corporation of Canada.

        The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.9% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

        The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.5% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

        None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.CONTROLS AND PROCEDURES

        Based on their evaluation as of January 22, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

        The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on January 22, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The documents identified below are filed as a part of this report:

A.      INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                   ------------
        Independent Auditors' Report on Consolidated Financial Statements for
          the Years Ended December 31, 2002, 2001, and 2000......................

        Consolidated Balance Sheets as of December 31, 2002 and 2001.............

        Consolidated Statements of Income for the Years Ended December 31, 2002,
          2001, and 2000.........................................................

        Consolidated Statements of Stockholder's Equity for the Years Ended
          December 31, 2002, 2001, and 2000......................................

        Consolidated Statements of Cash Flows for the Years Ended December 31,
          2002, 2001, and 2000...................................................

        Notes to Consolidated Financial Statements for the Years Ended December
          31, 2002, 2001, and 2000...............................................

        All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.      INDEX TO EXHIBITS

          Exhibit Number                          Title                             Page
        -------------------    --------------------------------------------    ----------------
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

                10             Material Contracts

               10.1            Description of Executive Officer Annual
                                 Incentive Bonus Program

                               Filed as Exhibit 10.1 to Registrant's Form 10-K
                                 for the year ended December 31, 1997 and
                                 incorporated herein by reference.
                                                                                 (Continued)

               10.2            Great-West Lifeco Inc. Stock Option Plan

                               Filed as Exhibit 10.2 to Registrant's Form 10-K
                                 for the year ended December 31, 1997 and incorporated herein by reference.

                               Description of amendment to the Great-West
                                 Lifeco Inc. Stock Option Plan

                               Filed as Exhibit 10.2 to Registrant's Form 10-K
                                 for the year ended December 31, 2001 and incorporated herein by reference.

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

               10.5            Deferred Share Unit Plan

                               Filed as Exhibit 10.5 to Registrant's Form 10-K
                                 for the year ended December 31, 2001 and incorporated herein by reference.

                10.6 Executive Long Term Disability Plan filed herewith.

                10.7 Nonqualified Deferred Compensation Plan filed herewith.

                21             Subsidiaries of Great-West Life & Annuity
                                 Insurance Company filed herewith.

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

C.      REPORTS ON FORM 8-K

        A report on Form 8-K, dated October 29, 2002, was filed disclosing Great-West Lifeco's third quarter results.

        A report on Form 8-K, dated January 30, 2003, was filed disclosing Great-West Lifeco's year-end results.

                                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

    By:     /s/ William T. McCallum
                ----------------------------------------------------------------
                William T. McCallum, President and Chief Executive Officer

    Date:      March 28, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature and Title                                 Date
          ----------------------------------------------------------------    -----------------
     /s/  William T. McCallum                                                  March 28, 2003
          ----------------------------------------------------------------
          William T. McCallum

          President and Chief Executive Officer and a Director

    /s/   Mitchell T.G. Graye                                                  March 28, 2003
          ----------------------------------------------------------------
          Mitchell T.G. Graye

          Executive Vice President and Chief Financial Officer

    /s/   Glen R. Derback                                                      March 28, 2003
          ----------------------------------------------------------------
          Glen R. Derback
          Vice President and Controller

    /s/   James Balog *                                                        March 28, 2003
          ----------------------------------------------------------------
          James Balog, Director

    /s/   James W. Burns *                                                     March 28, 2003
          ----------------------------------------------------------------
          James W. Burns, Director

    /s/   Orest T. Dackow *                                                    March 28, 2003
          ----------------------------------------------------------------
          Orest T. Dackow, Director

    /s/   Andre Desmarais *                                                    March 28, 2003
          ----------------------------------------------------------------
          Andre Desmarais, Director

    /s/   Paul Desmarais, Jr. *                                                March 28, 2003
          ----------------------------------------------------------------
          Paul Desmarais, Jr., Director

    /s/   Robert Gratton *                                                     March 28, 2003
          ----------------------------------------------------------------
          Robert Gratton, Director

    /s/   Kevin P. Kavanagh *                                                  March 28, 2003
          ----------------------------------------------------------------
          Kevin P. Kavanagh, Director

    /s/   William Mackness *                                                   March 28, 2003
          ----------------------------------------------------------------
          William Mackness, Director

    /s/   Jerry E.A. Nickerson *                                               March 28, 2003
          ----------------------------------------------------------------
          Jerry E.A. Nickerson, Director

                                                                                (Continued)

    /s/   P. Michael Pitfield *                                                March 28, 2003
          ----------------------------------------------------------------
          P. Michael Pitfield, Director

    /s/   Michel Plessis-Belair *                                              March 28, 2003
          ----------------------------------------------------------------
          Michel Plessis-Belair, Director

    /s/   Brian E. Walsh *                                                     March 28, 2003
          ----------------------------------------------------------------
          Brian E. Walsh, Director

    /s/   D. Craig Lennox                                                      March 28, 2003
          ----------------------------------------------------------------
          D. Craig Lennox

          *Attorney-in-fact pursuant to filed Power of Attorney

CERTIFICATIONS

I, William T. McCallum, certify that:

1. I have reviewed this annual report on Form 10-K of Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                       /s/ William T. McCallum
                                           -------------------------------------
                                           William T. McCallum
                                           President and Chief Executive Officer

CERTIFICATIONS

I, Mitchell T.G. Graye, certify that:

1. I have reviewed this annual report on Form 10-K of Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                               /s/ Mitchell T.G. Graye
                                                   --------------------------
                                                    Mitchell T.G. Graye
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                  Certification

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United
                                  States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Great-West Life & Annuity Insurance Company, a Colorado corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:         March 28, 2003       /s/ William T. McCallum
                                        -------------------
                                        William T. McCallum
                                        President and Chief Executive Officer



Dated:         March 28, 2003       /s/ Mitchell T.G. Graye
                                        -------------------
                                        Mitchell T.G. Graye
                                        Executive Vice President
                                        and Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                                  EXHIBIT 10.6

                                 Great-West Life
                             & Annuity Insurance Co.
                                  Executive LTD

--------------------------------------------------------------------------------

                         Where To Find The Answers To Your Questions

LONG TERM DISABILITY BENEFITS
o How Do My Executive Long Term Disability (LTD) Benefits Work? How Do I Claim LTD Benefits?
        When Will My Benefits Start?
        What Is "Disability?"
        What Is a "Period of Disability?"
        What If I Return to Work During the LTD Waiting Period?
        Can I Be Considered Disabled If I Am Working?

o       How Much Income Will My LTD Benefits Provide?
        Monthly Earnings
        Monthly LTD Benefit

o       How Long Will My Benefits Continue?
        Maximum LTD Benefit Period

o       What Happens to My Benefit If I Have Other Income?
        Income from Other Sources
        Additional Reduction In Your Benefit
        What If I Receive Income From Other Sources In A Lump Sum Payment? What About Income from Other Sources That I Have Not Yet Received? What If My Income From Other Sources Increases?
        Adjustment of Benefits

o       What's Not Covered?
        Pre-Existing Conditions Limitation
        Drug/Alcohol/Substance Abuse Limitation
        Mental Illness Limitation
        General Benefit Limitations

o       Other Information You Need to Know About Your LTD Benefits
        Waiver of Premium
        Proof Of Age
        What If I'm Disabled When My Coverage Ends?


How Do My Executive Long Term Disability (LTD) Benefits Work?

If you are an active Employee, and you are unable to work because you are Disabled, LTD benefits replace a portion of your lost earnings by providing you with a monthly income benefit. To receive LTD benefits, you must become Disabled while you are covered under this Plan.

o     How Do I Claim LTD Benefits?

To claim LTD benefits, contact your Employer for the appropriate claim form. Ask your Doctor to complete his or her portion of the form, designating how long he or she anticipates that the Disability will last. You must send Great-West proof of loss within 15 months from the date of loss, unless you are legally incapable of doing so.

After LTD benefits start, Great-West will request information periodically from you, your Employer and your Doctor to confirm that you are still Disabled and that you are still eligible for LTD benefits.

o     When Will My Benefits Start?

Benefits start on the first day after you complete the LTD waiting period. The LTD waiting period is 6 consecutive months of Disability.

o     What Is "Disability?"

During the 6 month LTD waiting period, "Disability" means being under the care of a Doctor and prevented by Illness from performing each of the essential functions of your regular occupation.

o     What Is a "Period of Disability?"
A "period of disability":
     o Starts with the date you are first absent from work as a result of Disability; and
     o Lasts for at least 6 months (the LTD waiting period). Successive periods of disability will be considered as one period unless:
     o You complete at least 6 months of continuous Service before the later disability starts; or
     o The later disability is due to causes completely different from those of the prior disability and you complete at least one month of work before the later disability starts.

"Service" as used above does not include any period during which you receive LTD benefits.

o    What If I Return to Work During the LTD Waiting Period?
     If:
     o    You return to work for a period of no more than 30  consecutive  days;
          and
     o    Again become Disabled;

    the LTD waiting period will not start over. However, when you again become Disabled your new disability must be due to the same or related causes as the first disability. Any days you return to work will not be used to satisfy the LTD waiting period.

o   Can I Be Considered Disabled If I Am Working?

In some cases, you can still be considered Disabled even if you are working. However, you must be under the regular care of a Doctor and your earnings may not exceed a certain percentage of your monthly earnings before you became disabled.

     o Your earnings may not be more than 80% of your monthly earnings before you became disabled.

How Much Income Will My LTD Benefits Provide?

The amount of your LTD benefits will be based on your monthly earnings.

o     Monthly Earnings

"Monthly earnings" means the monthly pay received from your Employer in effect just prior to the date you became Disabled. Monthly pay includes all salary earned prior to any deferral and any bonuses (averaged over three years).

"Monthly earnings" does not include:
     o    commissions; or
     o    earnings from other employers.

o     Monthly LTD Benefit

Your monthly LTD benefit will be equal to 60%% of your monthly earnings, up to a maximum of $25,000.00. The Plan will pay one-thirtieth of the amount determined under this provision for each day of any period of disability that is less than a full month.

How Long Will My Benefits Continue?

Your benefits will continue until the earliest of these dates:
     o    The date you are no longer Disabled;
     o    The date you fail to give proof of your disability as required;
     o The last day of the calendar month in which the maximum benefit period ends as shown below.
     o    The date of your retirement.

o     Maximum LTD Benefit Period

---------------------------------------------------------
               Maximum LTD Benefit Period
---------------------------------------------------------
----------------------------- ---------------------------
Age at Start of Disability    Maximum Benefit Period
----------------------------- ---------------------------
less than 62                  to age 65
----------------------------- ---------------------------
62                            42 months
----------------------------- ---------------------------
63                            36 months
----------------------------- ---------------------------
64                            30 months
----------------------------- ---------------------------
65                            24 months
----------------------------- ---------------------------
66                            21 months
----------------------------- ---------------------------
67                            18 months
----------------------------- ---------------------------
68                            15 months
----------------------------- ---------------------------
69 or older                   12 months
----------------------------- ---------------------------
--------------------------------------------------------------------------------


What Happens to My Benefit If I Have Other Income?

Your monthly benefit will be reduced by income from other sources.

o     Income from Other Sources

     o The monthly amount of any benefits to which you or your spouse or your children are entitled due to your disability or retirement under the disability or retirement provisions of:
          o    The Federal Social Security Act of the United States.
          o Any similar U.S. or foreign government plan or act. This does not include benefits received on account of military service or any benefits excluded by state law.
     o The monthly amount of any benefit to which you are entitled under any Worker's Compensation or similar law.
     o 50% of the monthly amount of any pay you may receive from any employer during a period of disability, including sick pay, salary continuance or vacation pay.
     o The monthly amount of any benefit to which you are entitled under any group insurance plan, other than:
     o    Group credit insurance; or
     o    Group mortgage disability insurance.
     o The monthly amount of any benefit to which you are entitled under any state unemployment compensation disability benefit law or state disability income benefit law.
     o The monthly amount of benefit for loss of time to which you are entitled under any no-fault auto insurance law or similar law that requires or provides this coverage for an accidental injury.
     o The monthly amount of disability or retirement benefits from any retirement plan to which this Employer made contributions, except:
          o    Any return of your own contribution will not be considered;
          o    Any  amount  that you could have  received  upon  termination  of employment without being disabled or retired will not be considered.

A retirement plan means a plan that provides retirement benefits to Employees and to which your Employer contributes. It does not include:

          o    A profit sharing plan;
          o    A thrift plan; o An individual retirement account (IRA);
          o    A tax sheltered annuity (TSA);
          o    A stock ownership plan;
          o    A deferred compensation plan;
          o    A 401(k) plan;
          o    A Keogh (HR-10) plan with respect to partners.

o     Additional Reduction In Your Benefit
      If the sum of:

          o    Your reduced monthly benefit; and
          o    The amounts determined in "Income From Other Sources"; and
          o The monthly amount of any pay you may receive that is not considered income from other sources; exceeds 100% of your monthly earnings, then your monthly benefit will be further reduced to ensure that your monthly income after you become Disabled is no more than your monthly earnings before you became Disabled.

However, your monthly benefit will never be less than $50.00.

o    What If I Receive Income From Other Sources In A Lump Sum Payment?

If you receive any income from other sources in a lump sum, then the Plan will prorate that lump sum on a monthly basis over a time period determined by the Plan.

o    What About Income from Other Sources That I Have Not Yet Received?

If you are entitled to but have not yet received income from any of the other sources described in "Income from Other Sources," the Plan may estimate the monthly amount of that income. This estimated monthly amount will be used to determine benefits under this Plan.

o     What If My Income From Other Sources Increases?

Generally, if the Plan has been reducing your benefits due to income from another source, and your income from that source increases, your benefits will not be reduced by the amount of the increase.

However, if the increase is due to either of the following, your benefits under this Plan will be reduced by:
     o An increase in your Social Security benefit as a result of acquiring another dependent; or
     o    An increase in your pay from any employer.

o     Adjustment of Benefits

If, after payment of your LTD benefit begins, the Plan finds that the amount of your income from other sources is different than first determined, then the amount of your benefits will be adjusted as follows:
     o If the Plan has underpaid benefits, it will pay you the amount of any underpayment.

     o If the Plan has overpaid benefits, it will have the right to recover the amount of the overpayment by deducting the amount from any future benefit payments. The $50.00 minimum monthly benefit will not apply during any period in which an overpayment is being recovered.

What's Not Covered?

o     Pre-Existing Conditions Limitation

A pre-existing condition is an Illness for which you either saw a Doctor or received services, supplies or medication during the 90 days before the date your coverage became effective under this Plan.

Benefits are payable for a disability caused or contributed to by a pre-existing condition if the disability occurs after your coverage under this Plan has been in force for 12 consecutive months.

o      Drug/Alcohol/Substance Abuse Limitation

In any one period of disability, benefits will be limited to 24 months for any Illness that is due to drug or alcohol or substance abuse. However, if at the end of this 24-month period you are confined as an in-patient in a Hospital, the Plan will continue to pay benefits until you are no longer in the Hospital.

o     Mental Illness Limitation

In any one period of disability, benefits will be limited to 24 months for any Illness that is due to any mental or nervous disorder. However, if at the end of this 24-month period you are confined as an in-patient in a Hospital, the Plan will continue to pay benefits until you are no longer in the Hospital.

o     General Benefit Limitations No benefits will be payable for an Illness:

     o    That is the result of war, declared or undeclared.
     o For which you are not continuously under the regular care and attendance of a Doctor.
     o    That is intentionally self-inflicted while sane or insane.
     o That results from committing or attempting to commit an assault or crime.

Other Information You Need to Know About Your LTD Benefits

o     Waiver of Premium

No premium is payable for your coverage during any period for which a monthly benefit is payable under this Plan.

o     Proof Of Age

Before benefits are paid, Great-West may request proof of age. An adjustment will be made if: o Your age has been misstated; and o A different premium rate would have been charged for your true age. The difference between the premiums actually paid, and those that should have been paid, will be calculated.

o     What If I'm Disabled When My Coverage Ends?

Your LTD coverage will end as described in the section, "When Coverage Begins And Ends" (Eligibility). However, LTD benefits are payable after your coverage ends if you are Disabled on that date. Benefits for that disability will be paid as if your coverage had stayed in force.

                                  EXHIBIT 10.7


                                   GREAT-WEST
                        LIFE & ANNUITY INSURANCE COMPANY
                                [GRAPHIC OMITTED]



                    NONQUALIFIED DEFERRED COMPENSATION PLAN

                               BASIC PLAN DOCUMENT

                                  SPONSORED BY

                            GREAT-WEST LIFE & ANNUITY

                                INSURANCE COMPANY


Great-West Life & Annuity
G1687(rev5/97)

                                TABLE OF CONTENTS

           Paragraph                                                               Page
  ---------------------------- ------------------------------------------------- ---------
  PREAMBLE

                                    ARTICLE I
                                   DEFINITIONS

                    1.1        Administrator
                    1.2        Adoption Agreement
                    1.3        Beneficiary
                    1.4        Benefit Distribution Date
                    1.5        Change Of Control
                    1.6        Code
                    1.7        Company
                    1.8        Compensation
                    1.9        Deferral Agreement
                    1.10       Deferrals
                    1.11       Distributable Event
                    1.12       Effective Date
                    1.13       Employee
                    1.14       Entry Date
                    1.15       ERISA
                    1.16       Independent Contractor
                    1.17       Nonqualified Deferred Compensation Plan
                    1.18       Participant
                    1.19       Plan
                    1.20       Plan Year
                    1.21       Separation From Service
                    1.22       Sponsor
                    1.23       Trust
                    1.24       Trustee
                    1.25       Valuation Date

                                  ARTICLE II
                            ELIGIBILITY REQUIREMENTS

                    2.1        Participation
                    2.2        Change In Classification Of Employment
                    2.3        Computation Period
                    2.4        Service With Controlled Groups






                                   ARTICLE III
                            DEFERRAL OF COMPENSATION

                    3.1        Deferral Agreement
                    3.2        Deferral Procedure
                    3.3        Amending Deferral Agreement
                    3.4        Termination Of Deferral Agreement


                                   ARTICLE IV
                              COMPANY CONTRIBUTIONS

                    4.1        Employee Deferrals
                    4.2        Company Contributions
                    4.3        Responsibility For Contributions


                                    ARTICLE V
                        PARTICIPANT ACCOUNTS AND REPORTS

                    5.1        Establishment Of Accounts
                    5.2        Account Maintenance
                    5.3        Valuation Of Assets
                    5.4        Allocation Methods
                    5.5        Valuation Date
                    5.6        Participant Statements
                    5.7        Investment Preference


                                   ARTICLE VI
                            BENEFIT AND DISTRIBUTIONS

                    6.1        Benefits
                    6.2        Distributable Event
                    6.3        Form Of Payment
                    6.4        Payment Medium
                    6.5        Death Benefits
                    6.6        Beneficiary Designation
                    6.7        No Beneficiary
                    6.8        Hardship Withdrawal
                    6.9        Claims Procedure







                                   ARTICLE VII
                                     VESTING

                    7.1        Deferrals
                    7.2        Company Contributions
                    7.3        Computation Period
                    7.4        Assets


                                  ARTICLE VIII
                               PLAN ADMINISTRATION

                    8.1        Administrator
                    8.2        Duties Of Administrator
                    8.3        Delegation of Duties and Employment of Agents
                    8.4        Company
                    8.5        Administrative Fees And Expenses


                                   ARTICLE IX
                            AMENDMENT AND TERMINATION

                    9.1        Amendment
                    9.2        Termination


                                    ARTICLE X
                                  MISCELLANEOUS

                    10.1       Total Agreement
                    10.2       Employment Rights
                    10.3       Governing Law


                                    PREAMBLE

The Company, by executing the attached Adoption Agreement, hereby establishes an unfunded Nonqualified Deferred Compensation Plan for a select group of management or highly compensated Employees. Under Plan terms, eligible management or highly compensated Employees will be permitted to defer a portion of their Compensation not yet earned until they attain their Benefit Distribution Date defined under paragraph 1.4 of the Plan. Participants shall have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Plan. In addition, no Participant shall have any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Plan, including the establishment of any trust under the terms of Revenue Procedure 92-64 or under the terms of any amendment thereof or successor thereto. Participants shall have the status of general unsecured creditors of the employer and the Plan constitutes an unsecured promise by the employer to make benefit payments in the future.

                                    ARTICLE I

                                   DEFINITIONS

1.1  Administrator       The individual or committee  appointed by
                         the Company to administer the Plan as provided  herein.
                         If  no  such  appointment  is  made,  the  Compensation
                         Committee  ("Compensation  Committee")  of the Board Of
                         Directors ("Board") of the Company shall serve as the Administrator. If a Compensation Committee does not exist and no appointment is made by the Board, then the Board shall serve as the Administrator.

1.2  Adoption            The written instrument  attached to this Basic
     Agreement           Plan Document by which the Company  elects to establish
                         a Nonqualified  Deferred Compensation Plan for eligible
                         Employees.

1.3  Beneficiary         An   individual,   individuals  or  trust
                         designated  by the  Participant  to receive  his or her
                         benefit  in the event of the  Participant's  death.  If
                         more than one  Beneficiary  survives  the  Participant,
                         payments   shall   be   made   equally   to  all   such
                         beneficiaries,   unless   otherwise   provided  in  the
                         Beneficiary form. Nothing herein shall prevent the Participant from designating primary and secondary
                         Beneficiaries. Elections made by a Participant as to the timing and method of payment shall be binding on all Beneficiaries named by the Participant in his or her most recently dated Beneficiary form.

1.4  Benefit             The date on which a  Participant's  benefit is
                         payable under the Plan as Distribution elected by the Participant in his or her initial Deferral Agreement. A
                         Date Participant shall have no right to receive payment of his or her benefit until reaching his or her Benefit
                         Distribution Date.

1.5  Change of           The  purchase  or other  acquisition  by any
     Control             person,  entity or group of persons  within the meaning
                         of Section  13(d) or 14(d) of the  Securities  Exchange
                         Act of  1934  ("ACT"),  (or  any  comparable  successor
                         provisions,  of beneficial ownership within the meaning
                         of Rule 13d-3  promulgated under the ACT) of 30 percent
                         or more of  either  the  outstanding  shares  of common
                         stock or the  combined  voting  power of the  Company's
                         then  outstanding  voting  securities  entitled to vote
                         generally,  or the approval by the  stockholders of the
                         Company of a  reorganization,  merger or consolidation,
                         in each case,  with  respect to which  persons who were
                         stockholders of the Company  immediately  prior to such
                         reorganization,   merger  or   consolidation   do  not,
                         immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Company's then outstanding securities, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the Company's assets.

1.6       Code           The Internal Revenue Code of 1986, as amended.

1.7       Company        The corporation or business entity which adopts
                         this Plan and any member of a controlled group of corporations, all commonly controlled trades or businesses and any member of an affiliated service group.

1.8       Compensation   The  total   annual   remuneration   for
                         employment  or  contracted   services  received  by  an
                         Employee or Independent Contractor from the Company and
                         reported  on his or her tax Form W-2 and/or  Form 1099.
                         Compensation  shall also include amounts deferred under
                         this  Plan,   under  a  Cafeteria   Plan  described  at
                         Codess.125,  under a Cash or Deferred Plan described at
                         Codess.401(k)   and  under  any  other   Company   plan
                         qualified   under  Code  ss.401(a)   sponsored  by  the
                         Company.  Compensation shall only include  remuneration
                         earned   while  an   individual   is  an   Employee  or
                         Independent Contractor of the Company.

1.9       Deferral       The  written  agreement  between an  eligible
          Agreement      Employee  and  the  Company  to  defer  receipt  by the
                         Employee of Compensation not yet earned. Such agreement
                         shall  state  the  deferral  amount  or  percentage  of
                         Compensation   to  be  withheld  from  the   Employee's
                         Compensation and shall state the date on which the agreement is effective as provided at paragraph 3.1.

1.10      Deferrals      That portion of an Employee's Compensation
                         which is deferred under the terms of this Plan. Such
                         Compensation cannot yet have been earned by the Employee at the time of the Participant's election to defer.

1.11      Distributable  An event  described at paragraph  6.2 of
          Event the Plan and at section II (a) of the Adoption Agreement which will cause a Participant's benefit to be payable on the next following Benefit Distribution Date.

1.12      Effective Date The date on which the Company's  Nonqualified
                         Deferred Compensation Plan or any amendment thereto becomes effective.

1.13      Employee       Any  person  employed  by  the  Company  as a
                         common-law employee, a member of the board of directors of the Company or an Independent Contractor deemed to be an Employee by the Company. Individuals who shall be treated as Employees for purposes of the Plan shall be limited to those individuals who are within a select group of management or highly compensated Employees as determined by the Company in its sole discretion.

1.14      Entry Date     The date on which an Employee commences
                         participation in the Plan as determined by the Company in the Adoption Agreement.

1.15      ERISA          The Employee Retirement Income Security Act of 1974,
                         as amended.

1.16      Independent    Individuals other than partnerships or corporations who
          Contractor     perform services on a contractual basis for the
                         Company. IndependentContractors may be deemed to be Employees for purposesof this Plan if so elected by the Company. The Company,in its sole discretion shall determine whether any Independent Contractor shall be treated as an Employee for purposes of this Plan only.

1.17      Nonqualified   A plan, within the meaning of ERISAss.201(2), the
          Deferred       purpose of which is topermit a select group of
          Compensation   management or highly compensated  Employees to defer
          Plan           receipt of a portion of their Compensation to a
                         future date.


1.18      Participant    An Employee who is eligible to participate
                         in the Plan and who is currently deferring a portion of his or her Compensation under this Plan. An Employee or former Employee who has previously deferred a portion of his or her Compensation under the Plan and who is still entitled to the payment of benefits under the Plan shall also be considered a Participant.

1.19      Plan           The Nonqualified Deferred Compensation Plan established
                         by the Company under the terms of this document and the accompanying Adoption Agreement.

1.20      Plan Year      The 12 consecutive month period as defined by the
                         Company in the Adoption Agreement.

1.21      Separation     The severance of an Employee's employment with the
          From Service   Company for any reason.

1.22      Sponsor        Great-West Life & Annuity Insurance Company and any
                         member of the same controlled group of corporations and any corporation which succeeds the Sponsor by merger or by acquisition of assets. The term Sponsor shall apply to the organization sponsoring this document and supportingadministrative forms and not to a Company who may utilize this document and supporting administrative forms to establish a nonqualified deferred compensation plan for a select group of management or highly compensated employees.

1.23      Trust          The agreement, if any, between the Company and the
                         Trustee under which any assets delivered by the Company to the Trustee will be held and managed. Any assets held under the terms of the Trust shall be the exclusive property of the Company and shall be subject to creditor claims of the Company. Participants shall have no right secured or unsecured to any assets held under the terms of any Trust which may be adopted by the Company.

1.24 Trustee If the Company adopts a Trust, the institution named by the Company in the Trust agreement and any corporation which succeeds the Trustee by merger or by acquisition of assets.

1.25      Valuation      The date on which Participant accounts are valued
          Date           hereunder.


                                   ARTICLE II
                            ELIGIBILITY REQUIREMENTS

2.1      Participation   Employees  who  meet  the   eligibility
                         requirements set forth in the Adoption Agreement on the date the Plan is adopted by the Company shall become
                         Participants on the first Entry Date following the date of adoption. Employees who have not satisfied the eligibility requirements on the date of adoption shall become Participants on the Entry Date immediately following the date on which they meet the eligibility requirements. In the event an Employee who is not a member of the eligible class of Employees becomes a member of the eligible class, such Employee shall be eligible to participate on the Entry Date immediately following the date on which the Employee becomes a member of the eligible class.

2.2     Change  In       Of  Employment  In the  event a  Participant
        Classification   becomes ineligible to participate  because he or she is
                         no longer a member of an eligible class of Employees, such Employee shall be eligible to participate on the Entry Date which follows his or her return to an eligible class of Employees.

2.3     Computation      To determine Years of Service for
        Period           eligibility  purposes,  the 12-consecutive month period
                         shall  commence on the date on which an Employee  first
                         performs  an hour of service  for the  Company and each
                         anniversary   thereof,   such   that   the   succeeding
                         12-consecutive   month   period   commences   with  the
                         employee's  first  anniversary of employment and so on.
                         An hour of service shall mean each hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Company.

2.4     Service With     All Years of Service with other members of
        Controlled       a controlled  group of  corporations as defined in Code
        Groups           ss.414(b),  trades or  businesses  under  common
                         control as defined in Code ss.414(c), or members of an affiliated service group as defined in Code ss.414(m), if applicable, shall be credited for purposes of determining an Employee's eligibility to participate.

                                   ARTICLE III

                            DEFERRAL OF COMPENSATION

3.1      Deferral      The Participant shall enter into a Deferral Agreement
         Agreement     with the Company authorizing the deferral of all or part
                       of the Participant's Compensation under the Plan earned during the period in which the individual participates in the Plan. The Participant's initial Deferral Agreement shall also specify the Distributable Events elected by the Participant, the Benefit Distribution Date and the method of payment with respect to benefits attributable to Deferrals and Company contributions, if any, for the initial Plan Year and for each year thereafter. The election with respect to the Distributable Events, Benefit Distribution Date and method of payment shall be irrevocable. Employees who are eligible on the date the Plan is first effective may make an election to defer
                       Compensation within 30 days after the Effective Date for services to be performed after the Entry Date.
                       Notwithstanding the preceding sentence, if the Company selects the Effective Date as the Entry Date, then the period of service upon which deferrals are based shall commence after the date the Employee elects to defer
                       Compensation. Employees first becoming eligible after the date the Plan is effective may make an election to defer
                       Compensation within 30 days after the Participant's initial eligibility date for services to be performed after the Entry Date. In no event shall an Employee be permitted to defer Compensation for a pay period which has commenced prior to the date on which the Deferral
                       Agreement is signed by the Employee and accepted by the Plan Administrator.

3.2      Deferral      Upon receipt of a properly completed and executed
         Procedure     Deferral Agreement the Administrator shall notify the
                       Company to commence to withhold that portion of the Participant's Compensation specified in the agreement. In no event will the Participant be permitted to defer more than the amount specified by the Company in the Adoption Agreement.

3.3      Amending      A Participant shall be permitted to increase or decrease
         Deferral      his or her Deferrals by filing an amended Deferral
         Agreement     Agreement with the Administrator.  Such amendment shall
                       be effective on the first day of the first payroll period beginning in the next Plan Year which follows the date on which the amended Deferral Agreement is received by the Administrator.

3.4      Termination   The Company shall have the right to terminate an
         Of Deferral   Employee's Deferral Agreement at any time upon written
         Agreement     notice to the Employee.  Such termination shall be
                       effective on the first day of the next payroll period. In no event shall the Company have the right to terminate a Deferral Agreement with respect to Compensation already deferred. The Employee shall also have the right to terminate his or her Deferral Agreement upon written notice to the Plan Administrator. Such termination shall be effective on the first day of the first payroll period following the date on which the termination request is received by the Administrator. The
                       Employee shall not be permitted to reinstate a new
                       Deferral Agreement until the first day of the first payroll period beginning in the Plan Year following the date on which a new Deferral Agreement is received by the Administrator.

                                   ARTICLE IV

                              COMPANY CONTRIBUTIONS

4.1       Employee        The Company shall remit to the Sponsor all amounts
          Deferrals       deferred by Participants under the terms of their
                          respective Deferral Agreements. Remittance by the Company shall be made as soon as administratively feasible following the date the funds were withheld from the Participant's Compensation but not later than 30 business days following the date withheld. Any such Deferrals held by the Sponsor plus any investment earnings thereon shall remain the property of the Company and shall be subject to the claims of the Company's creditors.

4.2       Company         The Company may make matching or discretionary
          Contributions   contributions under the terms of the Plan.  The amount
                          of the Company's discretionary and/or matching contribution and the formula(s) for allocating such contributions will be determined by the Company in the Adoption Agreement. Any such contributions plus the earnings thereon shall be held by the Sponsor but shall remain the property of the Company and shall be subject to the claims of the Company's creditors. Any
                          Company contributions made under the Plan shall be transmitted to the Sponsor not less frequently than annually.

4.3       Responsibility  The Company has sole responsibility for remitting
          For             Employee Deferrals and Company contributions to the
          Contributions   Sponsor for investment purposes.  The Sponsor shall
                          have no duty to determine whether the funds paid by the Company are the correct amount or that they have been transmitted in a timely manner.

                                    ARTICLE V

                        PARTICIPANT ACCOUNTS AND REPORTS

5.1  Establishment       The  Administrator  shall  establish and
     Of Accounts         maintain individual  bookkeeping  accounts on behalf of
                         each  Participant  for  purposes  of  determining  each
                         Participant's   benefits   under  the  Plan.   Separate
                         sub-accounts shall be established for each Participant with respect to each different type of contribution elected in the Adoption Agreement and for each Deferral
                         Agreement for which a different form of payment has been elected.

5.2     Account        The Administrator shall add to each Participant's account
        Maintenance     amounts representing:

                       o       Employee Deferrals,
                       o Company matching or discretionary contributions, if applicable, and
                       o       Investment earnings.

                       The Administrator shall deduct from each Participant's account amounts representing:
                       o       Distributions to the Participant or Beneficiary,
                       o       Investment losses,
                       o and any Plan administrative expenses attributable to the Participant's benefits under the Plan which are paid from funds accumulated by the Company in trust or otherwise as a reserve to satisfy the Company's liabilities under the Plan.

                       Investment gains and losses will be determined on the basis of the performance of investment preferences selected by each Participant from such investment options as the Administrator may specify from time to time. The Administrator is not, however, required to purchase or hold assets in accordance with Participant's investment preferences.

5.3     Valuation Of   As of each Valuation Date the Administrator shall
        Assets         determine the fair market value of all assets held under
                       the terms of the Plan. The valuation of securities traded on a national securities exchange shall be determined on the last business day of the valuation period in accordance with established or recognized industry standards for the valuation of traded securities.

5.4     Allocation     The Company's matching contributions, if any, shall be
        Methods        allocated to eligible Participants in accordance with the
                       allocation formula elected in the Adoption Agreement.
                       The Company's discretionary contribution, if any, shall be allocated to eligible Participants in proportion to each such Participant's compensation as a percentage of the aggregate compensation paid to all such eligible
                       Participants. If contributions are invested in mutual funds or other pooled investment fund, the investment earnings allocable to each such Participant shall be determined by reference to the value of the applicable fund.

5.5     Valuation      The fair market value of each Participant's benefit shall
        Date           be valued asof the close of business each day on which
                       securities are traded on a national securities market. If securities are not traded on a national securities market on the last day of the Plan Year, the fair market value of a Participant's benefit shall be determined with reference to the value of securities traded on the most recent day preceding the last day of the Plan Year.

5.6     Participant    The Administrator shall provide Participants with a
        Statements     statement of his or her account showing the additions to
                       and deductions from such accountduring the period from the last statement date. Such statement shall be provide to Participants as soon as administratively feasible following the end of each Plan Year and on such other dates as agreed to by the Company and the party maintaining Participant records.

5.7     Investment     Participants shall have the opportunity to state an
        Preference     investment preference with respect to the deemed
                       investment of any Deferrals and Company contributions, if any, made under the terms of the Plan. A Participant's investment preference shall be communicated to the Administrator by completion and delivery to the Administrator of an Investment Preference Form.
                       The Administrator shall review the form and may in its sole discretion implement a program reflecting the Participant's investment preferences. Participants shall indicate their initial investment preferences by filing an investment preference form with the Administrator prior to the date on which Deferrals commence under the terms of the Participant's Deferral Agreement.
                       Participants shall have the opportunity to change their investment preferences with respect to new Deferrals and/or Company contributions or with respect to existing balances upon notice to the Administrator. The
                       Administrator shall establish procedures with respect to the implementation of Participant investment preferences.

                                   ARTICLE VI

                           BENEFITS AND DISTRIBUTIONS

6.1  Benefits       A Participant's  or  Beneficiary's  benefit payable
                    under the Plan shall be determined by reference to the value of the Participant's account balance at the time of a Distributable Event under the Plan. Such benefit shall be payable from the general assets of the Company which includes any assets which may be held in trust. In no event will a Participant's right to a benefit under this Plan give such Participant a secured right or claim on any assets held by the Company in trust or otherwise as a reserve to fulfill its obligations under the Plan.

6.2  Distributable  A  Participant's  benefit shall be payable as
                    soon  as  administratively   Event  feasible  following  the
                    Benefit Distribution Date coincident with or first following the earlier of the date on which:

                    o The Participant attains his or her normal retirement age,
                    o The Participant terminates employment with the Company,
                    o The Participant dies,
                    o Termination of the Plan under paragraph 9.2 hereof, and
                    o As otherwise provided in the Adoption Agreement and elected by a Participant in his or her initial Deferral Agreement.

                    No Participant shall have any right to receive payment of his or her benefit under the Plan prior to the Benefit Distribution Date.

6.3    Form Of      A Participant's benefit shall be paid in the form of a
       Payment      lump sum or installments.  If Installment payments are
                    elected by the Participant inhis or her initial Deferral
                    Election, such payments shall be made monthly.
                    Installment payments may be made over any period not in excess of the life expectancy of the Participant. Any election of a form of payment must be made by the Participant prior to the first period of service for which a Deferral is made. Such election as to the form of payment may not be changed in connection with a future deferral election by a Participant under the Plan.

6.4    Payment      The Company will pay a lump sum distribution in the form of
       Medium       cash or in kind.  Installment payments will always be paid in the form of cash.

6.5    Death        Any benefit to which a deceased Participant is entitled to
       Benefits     receive under the Plan shall be paid to such Participant's
                    Beneficiary. Such death benefit shall be paid in accordance with the form of payment elected by the Participant as provided at paragraph 6.3 hereof.

6.6 Beneficiary A Participant shall have the right to designate a Designation beneficiary and to amend or revoke such designation at any time in writing. Such designation, amendment or revocation shall be effective upon receipt by the Administrator. A Participant may not, however, change his or her Beneficiary (during the life of such Beneficiary) after payments have commenced under an installment payment option where the payment period is determined by reference to the life expectancy of the Participant and his or her Beneficiary.

6.7    No           If no beneficiary designation is made, or if the beneficiary
       Beneficiary  designation is held invalid, or if no Beneficiary survives the Participant and benefits remain payable following the Participant's death, the Administrator shall direct that payment of benefits be made to the person or persons in the first category in which there is a survivor. The categories of successor beneficiaries, in order, are as follows:

                    o    Participant's spouse;
                    o    Participant's   descendants,   per  stirpes   (eligible
                         descendants shall be determined by the intestacy laws of the state in which the decedent is domiciled);
                    o    Participant's parents;
                    o Participant's brothers and sisters (including step brothers and step sisters); and
                    o    Participant's estate.

6.8    Hardship     A Participant who incurs a severe financial hardship
       Withdrawal   resulting from anunforeseeable emergency may request a
                    hardship withdrawal of his or her Deferrals and Company related vested contributions and any investment earnings on such Deferrals or Company related contributions. An unforeseeable emergency is a sudden and unexpected illness or accident of the Participant or of a dependent of the Participant as defined at Code ss.152(a), a loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the participant. An unforeseeable emergency shall not include the need to send a Participant's child to college or the desire to purchase a home. A request for hardship withdrawal shall be submitted to the Administrator in writing and shall describe the unforeseeable emergency and state that the hardship cannot be relieved:

                    o Through reimbursement or compensation by insurance or otherwise,
                    o By liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or
                    o    By cessation of deferrals under the Plan.
                    o The Administrator shall have sole authority to approve or disapprove of all requests for a hardship withdrawal and shall evaluate all such requests in a uniform and nondiscriminatory manner.

6.9    Claims       A Participant or authorized representative of a Participant
       Procedure    may submit to the Plan Administrator questions regarding
                    Plan Benefits or a claim for the payment of benefits. Such question or claim may be submitted at any time. However, benefit payments shall not be payable earlier than permitted by the Plan. The Administrator shall accept, reject, or modify such request and shall send written notification to the Participant setting forth the response of the Administrator and in the case of a denial or modification the Administrator shall:

                    state the specific reason or reasons for the denial,
                    provide specific reference to pertinent Plan provisions on which the denial is based, provide a description  of any additional  material,  data or
                    information   necessary  for  the  Participant  or  his
                    representative to perfect the claim and an explanation of why such material or information is necessary, and explain the Plan's claim review procedure.

                    In the event the request is rejected or modified, the Participant or his representative may appeal within 60 days following receipt by the Participant or representative of such rejection or modification, by submitting a written request for review by the administrator of its initial decision. Within 60 days following such request for review, the Administrator shall render its final decision in writing to the Participant or representative stating specific reasons for such decision. If the Participant or representative is not satisfied with the Administrator's final decision, the Participant or representative can institute an action in a court of competent jurisdiction.

                                   ARTICLE VII

                                     VESTING

7.1 Deferrals Benefits attributable to Compensation deferred under the terms of this Plan shall be nonforfeitable. However, such benefits shall not be payable to or for the benefit of a Participant until there is a Distributable Event under the Plan.

7.2     Company        Benefits attributable to Company discretionary and
        Contributions  matching contributions shall become nonforfeitable upon the earlier of the Participant completing the Service requirement in the Adoption Agreement, upon reaching normal retirement age or upon death. A Participant's benefits shall also become fully vested in the event the Plan is terminated in accordance with paragraph 9.2 and in the event of a Change Of Control as defined at paragraph 1.5. All other distributable events will vest according to the terms elected in the Adoption Agreement.

7.3     Computation    A Participant's Service for purposes of vesting is
        Period         determined with reference to the Plan Year.  A
                       Participant shall be credited with one year of service with respect to each Plan Year during which the Participant completes at least 1,000 hours of service.

7.4     Assets         Regardless of a Participant's vested status, no
                       Participant shall have any vested interest in or claim on any assets held in trust or otherwise either before or after the Participant attains his or her Benefit
                       Distribution Date. A Participant's vested interest in benefits payable under the Plan shall be determined in accordance with paragraph 7.1, 7.2 and the election made by the Company in the Adoption Agreement. A
                       Participant's option to state an investment preference under paragraph 5.7 hereof shall not give a Participant or Beneficiary any ownership right or interest in any asset held in trust or otherwise by the Company as a reserve to satisfy its obligations under the Plan.

                       All amounts deferred under the Plan, all property and right purchased with such amounts, and all income attributable to such amounts, property or rights will remain (until made available to Participant s and Beneficiaries) solely the property of the Company, subject only to the claims of the Company's general creditors. Participants and Beneficiaries have only the status of general unsecured creditors of the Company with respect to Plan payments, and the Plan is only a contractual agreement by the Company to make Plan payments in the future.

7.5     Unfunded Plan  In no event will the assets accumulated by the Company in Trust or otherwise be construed as creating a funded Plan under the applicable provisions of the Employee Retirement Income Security Act, as amended, or under the Internal Revenue Code of 1986, as amended, or under the provisions of any other applicable statute or regulation. In this connection, any funds set aside by the Company in trust shall be administered in accordance with the terms of the Trust.

7.6    Assignment     No Participant or Beneficiary of a deceased
       And Alienation Participant shall have the right to anticipate, assign, transfer, sell, mortgage, pledge or hypothecate any benefit under this Plan. The Administrator shall not recognize any attempt by a third party to attach, garnish or levy upon any benefit under the Plan except as provided by law or under the terms of a domestic relations order as described at Code ss.414(p).

                                  ARTICLE VIII

                               PLAN ADMINISTRATION

8.1     Administrator  The Plan shall be administered by the individual selected by the Company. If no Administrator is named by the Company or the named Administrator has resigned or otherwise cannot perform the administrative duties under the Plan, the Compensation Committee of the Board Of Directors of the Company shall serve as Administrator.
                       If no Compensation Committee exists, then the Board of Directors of the Company shall serve as the Administrator. However, in no event shall any Participant who sits on the Compensation Committee or Board participate in any decision concerning his or her benefit under the Plan. The Administrator shall serve at the pleasure of the Company who shall have the right to remove the Administrator at any time upon 30 days written notice. The Administrator shall have the right to resign upon 30 days written notice to the Company.

8.2     Duties Of     The Administrator shall beresponsible to perform
        Administrator all administrative functions of the Plan. These duties include but are not limited to:

                       Communicating with Participants in connection with their rights and benefits under the Plan. Reviewing investment preferences received from Participants. Arranging for the payment of taxes (including income tax withholding), expenses and benefit payments to Participants under the Plan. Filing any returns and reports due with respect to the Plan. Interpreting and construing Plan provisions and settling claims and domestic relations orders in connection with Plan benefits. Serving as the Plan's designed representative for the service of advises, reports, claims or legal process.

8.3     Delegation     The Administrator shall retain the right to delegate some
        of Duties      or all of its ministerial duties required for the proper
        and            administration of the Plan to third parties.  The
        Employment     Administrator shall also have the right and authority
        of Agents      to employ agents such as accountants, auditors,
                       attorneys, actuaries or any other professionals it deems necessary in the performance of any of its duties required under Plan terms.

8.4     Company        The Company has sole responsibility for the adoption and
                       maintenance of the Plan. The Company through its Board shall have the power and authority to appoint the Plan's
                       Administrator and any other professionals, including a Trustee, as may be required for the administration of the Plan or the Trust. The Company shall also have the right to remove any individual or party appointed to perform administrative, investment, fiduciary or other functions under the Plan. The Company may delegate any of its powers to the Plan Administrator, Board Member or Committee of the Board.

8.5    Administrative  All  reasonable costs, charges and expenses
       Fees And        incurred by the  Administrator or the Trustee
       Expenses        in connection  with the  administration  of the Plan or
                       the Trust shall be paid by the Company. Any fees due the Sponsor shall either be billed to the Company by the Sponsor or will be charged against assets held by the Sponsor as agreed between the Company and the Sponsor. Notwithstanding the foregoing, no Compensation other than reimbursement for expenses shall be paid to an Administrator who is an Employee of the Company.

                                   ARTICLE IX

                            AMENDMENT AND TERMINATION

9.1      Amendment     The Company may at any time amend this Plan without the
                       consent of any Participant or Beneficiary hereunder provided that any amendment shall become effective on the first day of the Plan Year following the date on which the amendment is adopted by the Company and that Participants and Beneficiaries be notified of such amendment not less than 30 days prior to the effective date thereof. The notice shall include an explanation of the amendment and its effects on the Participant's rights and benefits under the Plan. No amendment shall deprive a Participant or Beneficiary of any of the benefits which he or she has accrued under the Plan.

9.2      Termination   Although the Company has established this Plan with a
                       bona fide intention and expectation to maintain the Plan indefinitely, the Company may terminate or discontinue the Plan in whole or in part on the earlier of the date on which there is a Change of Control or as of the first business day in the Plan Year following the date on which the Company elects to terminate. Upon Plan termination, no further Deferrals or Company contributions shall be made except that the Company shall be responsible to pay any benefit attributable to Deferrals and Company contributions accrued as of the day preceding the effective date of termination plus investment earnings and less investment losses, taxes and expenses chargeable to the Participant's account up to the Benefit Distribution Date. The Administrator shall make distribution of the Participant's benefit as of the next Benefit Distribution Date.


                                    ARTICLE X

                                  MISCELLANEOUS

10.1     Total          This Plan, the executed Adoption Agreement and related
         Agreement      administrative forms shall constitute the total
                        agreement or contract between the Company and the Participant regarding the Plan. No oral statement regarding the Plan may be relied upon by the Participant.

10.2     Employment     Neither the establishment of this Plan nor any
         Rights         modification thereof, nor the creation of any Trust or
                        account, nor the payment of any benefits, shall be construed as giving a Participant or other person a right to employment with the Company or any other legal or equitable right against the Company except as provided in the Plan. In no event shall the terms of employment of any Employee be modified or in any way be affected by the Plan.

10.3 Governing Law Construction, validity and administration of this Plan including the accompanying Adoption Agreement and administrative forms shall be governed by applicable Federal law and applicable state law in which the principal office of the Company is located.

                                   EXHIBIT 21


           SUBSIDIARIES OF GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                                                              JURISDICTION OF
                                                              INCORPORATION OR
                                                              ORGANIZATION
SUBSIDIARY

Advised Assets Group, LLC                                     Colorado
Alta Health & Life Insurance Company                          Indiana
Alta Agency, Inc.                                             New York
BenefitsCorp, Inc. (1)                                        Delaware
BenefitsCorp, Inc. of Wyoming                                 Wyoming
BenefitsCorp Equities, Inc.                                   Delaware
Financial Administrative Services Corporation (2)             Colorado
First Great-West Life & Annuity Insurance Company             New York
Great-West Benefit Services, Inc.                             Delaware
Greenwood Investments, LLC                                    Colorado
GW Capital Management, LLC                                    Colorado
GWL Properties, Inc.                                          Colorado
Maxim Series Fund, Inc.                                       Maryland
National Plan Coordinators of Delaware, Inc.                  Delaware
NPC Administrative Services Corporation                       California
National Plan Coordinators of Washington, Inc.                Washington
NPC Securities, Inc.                                          California
One Benefits, Inc.                                            Colorado
One Health Plan, Inc.                                         Vermont
One Health Plan of Alaska, Inc.                               Alaska
One Health Plan of Arizona, Inc.                              Arizona
One Health Plan of California, Inc.                           California
One Health Plan of Colorado, Inc.                             Colorado
One Health Plan of Florida, Inc.                              Florida
One Health Plan of Georgia, Inc.                              Georgia
One Health Plan of Illinois, Inc.                             Illinois
One Health Plan of Indiana, Inc.                              Indiana
One Health Plan of Kansas/Missouri, Inc.                      Kansas
One Health Plan of Maine, Inc.                                Maine
One Health Plan of Massachusetts, Inc.                        Massachusetts
One Health Plan of Michigan, Inc.                             Michigan
One Health Plan of Minnesota, Inc.                            Minnesota
One Health Plan of Nevada, Inc.                               Nevada
One Health Plan of New Hampshire, Inc.                        New Hampshire
One Health Plan of New Jersey, Inc.                           New Jersey
One Health Plan of New York, Inc.                             New York
One Health Plan of North Carolina, Inc.                       North Carolina
One Health Plan of Ohio, Inc.                                 Ohio
One Health Plan of Oregon, Inc.                               Oregon
One Health Plan of Pennsylvania                               Pennsylvania
One Health Plan of South Carolina, Inc.                       South Carolina
One Health Plan of Tennessee, Inc.                            Tennessee
One Health Plan of Texas, Inc.                                Texas
One Health Plan of Virginia, Inc.                             Virginia
One Health Plan of Washington, Inc.                           Washington
One Health Plan of Wisconsin, Inc.                            Wisconsin
One Health Plan of Wyoming, Inc.                              Wyoming
One of Arizona, Inc.                                          Arizona
One Orchard Equities, Inc.                                    Colorado
Orchard Capital Management, LLC                               Colorado
Orchard Series Fund                                           Delaware
Orchard Trust Company                                         Colorado
P.C. Enrollment Services & Insurance Brokerage, Inc.          Massachusetts
Westkin Properties Ltd.                                       California

(1)     Also doing business as Benefits Insurance Services, Inc.
(2) Also doing business as Financial Administrative Services Corporation of Colorado.