Form 10-Q
period 2003-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2003-11-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2003
                                ------------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     To
                                 -------------------   ------------------------

Commission file number                                             333-1173
                                                               -----------------

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                  Colorado                                         84-0467907
--------------------------------------------------   ---------------------------
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

As of November 3, 2003, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

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

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                      ---------------------------- - ----------------------------
REVENUES:                                2003            2002            2003           2002
                                      ------------    ------------   -------------   ------------
 Premium (net of premiums
  ceded totaling $269,710,
  $20,947, $313,950 and $62,842)    $  1,477,971   $     292,155   $  1,985,567    $    841,164
 Fee income                              208,288         216,968        630,763         676,976
 Net investment income                   222,247         231,367        642,992         693,867
 Net realized gains(losses) on
  investments                             (9,149)         18,077         41,701          25,985
                                      ------------    ------------   -------------   ------------
                                       1,899,357         758,567      3,301,023       2,237,992

BENEFITS AND EXPENSES:

 Life and other policy benefits
  (net of reinsurance recoveries
  totaling $274,402, $12,744,
  $296,812, and $38,231)                 (62,982)        264,790        313,699         715,974
 Increase in reserves                  1,478,038          38,540      1,532,207          63,767
 Interest paid or credited to
  contractholders                        100,338         119,363        344,929         370,392
 Provision for policyholders'
  share of earnings (loss)
  on participating business               (2,637)           (710)         3,009             212
 Dividends to policyholders               29,942          16,861         70,471          57,151
                                      ------------    ------------   -------------   ------------
                                       1,542,699         438,844      2,264,315       1,207,496
                                      ------------    ------------   -------------   ------------

 Commissions                              43,635          40,979        123,742         139,518
 Operating expenses                      187,091         171,480        522,396         542,536
 Premium taxes                             8,990           7,878         24,203          23,225
                                      ------------    ------------   -------------   ------------

                                       1,782,415         659,181      2,934,656       1,912,775
                                      ------------    ------------   -------------   ------------
INCOME BEFORE INCOME
 TAXES                                   116,942          99,386        366,367         325,217

PROVISION FOR INCOME
 TAXES:

  Current                                 59,016          68,129        120,370         112,298
  Deferred                               (20,306)        (35,368)         2,475          (6,776)
                                      ------------    ------------   -------------   ------------
                                          38,710          32,761        122,845         105,522
                                      ------------    ------------   -------------   ------------

NET INCOME                          $     78,232   $      66,625   $    243,522    $    219,695
                                      ============    ============   =============   ============

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

==============================================================================================
                                                            September 30,        December 31,
ASSETS                                                           2003                2002
------                                                     -----------------    --------------
                                                              [unaudited]
INVESTMENTS:
 Fixed maturities available-for-sale, at fair value
  (amortized cost $11,099,531 and $9,910,662)           $     11,564,116     $     10,371,152
 Mortgage loans on real estate (net of allowances
  of $47,461 and $55,654)                                        781,834              417,412
 Common stock, at fair value (cost $73,886 and                    86,668               90,188
$102,862)

 Real estate                                                       1,707                3,735
 Policy loans                                                  3,254,247            2,964,030
 Short-term investments, available-for-sale
  (cost $1,192,546 and $709,592)                               1,192,546              709,804
                                                           -----------------    ----------------

   Total investments                                          16,881,118           14,556,321

OTHER ASSETS:
 Cash                                                            180,893              154,600
 Reinsurance receivable                                        1,528,870              241,153
 Deferred policy acquisition costs                               270,122              267,846
 Reinsurance deferred policy acquisition costs                   330,100
 Investment income due and accrued                               132,211              133,166
 Amounts receivable related to uninsured accident
  and health plan claims (net of allowances of
  $41,386 and $42,144)                                           115,720               86,228
 Premiums in course of collection (net of allowances
  of $10,275 and $12,011)                                         76,780               54,494
 Deferred income taxes                                            61,364               69,016
 Other assets                                                  1,015,965              754,869
SEPARATE ACCOUNT ASSETS                                       12,004,270           11,338,376
                                                           -----------------    ----------------







TOTAL ASSETS                                            $     32,597,413     $     27,656,069
                                                           =================    ================

                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
==============================================================================================

                                                            September 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                             2003                2002
------------------------------------                       -----------------   -----------------
                                                             [unaudited]
POLICY BENEFIT LIABILITIES:
 Policy reserves                                        $     15,593,285     $    12,251,214
 Policy and contract claims                                      418,807             378,995
 Policyholders' funds                                            352,765             299,730
 Provision for policyholders' dividends                           89,291              76,983
 Undistributed earnings on participating business                177,829             170,456

GENERAL LIABILITIES:
 Due to GWL                                                       25,419              33,841
 Due to GWL&A Financial Inc.                                     213,766             171,416
 Repurchase agreements                                           649,062             323,200
 Commercial paper                                                 99,623              96,645
 Other liabilities                                             1,111,917             850,757
SEPARATE ACCOUNT LIABILITIES                                  12,004,270          11,338,376
                                                           -----------------   -----------------

   Total liabilities                                          30,736,034          25,991,613
                                                           -----------------   -----------------

STOCKHOLDER'S EQUITY:

 Preferred stock, $1 par value, 50,000,000 shares
  authorized; 0 shares issued and outstanding
 Common stock, $1 par value; 50,000,000 shares
  authorized; 7,032,000 shares issued and outstanding              7,032               7,032
 Additional paid-in capital                                      722,312             719,709
 Accumulated other comprehensive income                          156,080             150,616
 Retained earnings                                               975,955             787,099
                                                           -----------------   -----------------

   Total stockholder's equity                                  1,861,379           1,664,456
                                                           -----------------   -----------------






TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $     32,597,413     $    27,656,069
                                                           =================   =================

See notes to consolidated financial statements.                                  (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                    Nine Months Ended
                                                                      September 30,
                                                           -------------------------------------
OPERATING ACTIVITIES:                                            2003                2002
                                                           -----------------    ----------------
 Net income                                             $        243,522     $        219,695
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain allocated to participating policyholders                   3,009                  212
   Amortization of investments                                   (48,005)             (55,937)
   Realized gains on disposal of investments
    and write-downs of mortgage loans and real estate            (41,701)             (25,985)
   Amortization                                                   25,039               26,229
   Deferred income taxes                                           2,475               (6,776)
 Changes in assets and liabilities:
   Policy benefit liabilities                                    786,064              530,745
   Reinsurance receivable                                         32,890              (32,863)
   Accrued interest and other receivables                        (12,077)              24,971
   Other, net                                                    (28,813)            (191,498)
                                                           -----------------    ----------------
   Net cash provided by operating activities                     962,403              488,793
                                                           -----------------    ----------------

INVESTING ACTIVITIES:

 Proceeds from sales, maturities, and redemptions Of investments:

   Fixed maturities available-for-sale
    Sales                                                      7,674,598            4,301,335
    Maturities and redemptions                                 2,361,996            1,038,940
   Mortgage loans                                                 96,360              157,956
   Real estate                                                     3,000                1,800
   Common stock                                                   34,687                7,960
 Purchases of investments:

  Fixed maturities held-to-maturity                          (10,987,460)          (5,281,140)
  Real estate                                                       (522)              (2,648)
  Common stock                                                    (8,617)                (828)
 Other, net                                                        8,480             (200,369)
                                                           -----------------    ----------------

   Net cash (used in) provided by investing activities          (817,478)              23,006
                                                           -----------------    ----------------




                                                                                  (continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
==============================================================================================
[Unaudited]
                                                                    Nine Months Ended

                                                                      September 30,

                                                           -------------------------------------
FINANCING ACTIVITIES:                                            2003                2002
                                                           -----------------    ----------------

 Contract withdrawals, net of deposits                  $       (426,734)    $       (492,063)
 Net GWL repayments                                               (8,422)              (4,354)
 Net GWL&A Financial borrowings                                   42,350                4,346
 Dividends paid                                                  (54,666)            (138,323)
 Commercial paper borrowings (repayments), net                     2,978                 (454)
 Repurchase agreements borrowings, net                           325,862               30,174
                                                           -----------------    ----------------

   Net cash used in financing activities                        (118,632)            (600,674)
                                                           -----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                   26,293              (88,875)

CASH, BEGINNING OF YEAR                                          154,600              213,731
                                                           -----------------    ----------------

CASH, END OF PERIOD                                     $        180,893     $        124,856
                                                           =================    ================







See notes to consolidated financial statements.                                   (Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 [Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                                      Accumulated Other
                                                                                    Comprehensive Income
                                                                                           (Loss)
                                                                                   ------------------------
                                                                                   Unrealized     Minimum
                                                                       Additional     Gains       Pension
                              Preferred Stock       Common Stock        Paid-in    (Losses) on   Liability   Retained
                              Shares   Amount     Shares     Amount     Capital    Securities    Adjustment  Earnings      Total
                              -------  --------  ----------  --------  ----------  ------------  ----------  ----------   ---------
BALANCE, JANUARY 1, 2003          0  $     0     7,032,000 $  7,032  $  719,709  $  163,500    $   (12,884)$ 787,099   $  1,664,456

 Net income                                                                                                  243,522       243,522
 Other comprehensive income                                                           5,464                                  5,464
                                                                                                                          ---------
Total comprehensive income                                                                                                 248,986
                                                                                                                          ---------
Dividends                                                                                                    (54,666)      (54,666)
Income tax benefit on stock
 compensation                                                             2,603                                              2,603
                                                                                   ------------
                              -------  --------  ----------  --------  ----------                ----------  ----------   ---------

BALANCE, SEPTEMBER 30, 2003       0  $     0     7,032,000 $  7,032  $  722,312  $  168,964    $   (12,884)$ 975,955   $  1,861,379
                              =======  ========  ==========  ========  ==========  ============  ==========  ==========   =========



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

        Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

        At September 30, 2003, the Company has a stock option plan that provides for the granting of options on common shares of Great-West Lifeco Inc. (Lifeco), of which the Company is an indirect wholly-owned subsidiary, to certain officers and employees of Lifeco and its subsidiaries, including the Company. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                           For the three months         For the nine months
                                                  ended                        ended
            Proforma Disclosures              September 30,                September 30,
                                         -------------------------    -------------------------
                [Thousands]                 2003          2002          2003          2002
        -----------------------------    -----------   -----------    ----------    ----------
         Net income as reported       $      78,232  $     66,625  $     243,522 $     219,695
         Less compensation for fair
         value of stock options, net of
         related tax effects                    818           604          2,219         1,752
                                         -----------   -----------    ----------    ----------
                                         -----------   -----------    ----------    ----------
         Proforma net income          $      77,414  $     66,021  $     241,303 $     217,943
                                         ===========   ===========    ==========    ==========

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

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities
        (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003, and based on a recent amendment of FIN 46 for existing VIEs as of January 1, 2004. An entity with variable interests in VIEs created before February 1, 2003, shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not have any investments or ownership in VIEs.

        In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS No. 149 and already effective, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's financial position or results of operation.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

3.      RELATED-PARTY TRANSACTIONS

        On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (Canada Life). Canada Life is a Canadian based holding company that is the owner of insurance companies with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life's subsidiary insurance companies sell individual and group insurance and annuity products. Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002 based on accounting principles generally accepted in Canada.


        Canada Life's U.S. operations are being integrated with the Company's operations. As of July 10, 2003, the Company provides, with respect to Canada Life's U.S. operations, certain corporate services and operational administrative services for their individual life and annuity business.

        On August 31, 2003, the Company and The Canada Life Assurance Company
        (CLAC), a wholly owned subsidiary of Canada Life, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% modified coinsurance) of certain United States life, health and annuity business. The Company recorded $1,427 million in premium income and increase in reserves associated with these policies. The Company recorded, at fair value, the following at August 31, 2003 as a result of this transaction:

        Assets ($000)                                    Liabilities and Stockholder's Equity ($000)
        -----------------------------------------------  ----------------------------------------------
        Bonds                         $       635,061    Policy reserves             $    2,947,233
        Mortgages                             451,725    Policy and contract claims          45,229
        Policy loans                          278,152    Policyholders' funds                65,958
        Reinsurance receivable              1,320,636
        Investment income
         due and accrued                       17,280
        Premium receivable                     21,466
        Reinsurance deferred policy
         Acquisition costs                    334,100
                                         --------------                                 ---------------
                                      $     3,058,420                                $    3,058,420
                                         ==============                                 ===============

4.      REINSURANCE

        The Great-West Healthcare division of the Company entered into a reinsurance agreement during the third quarter of 2003 with Allianz Risk Transfer (Bermuda) Limited (Allianz) to cede 90% of direct written group health stop-loss and excess loss activity. This Allianz agreement was retroactive to January 1, 2003. The net cost of the Allianz agreement was charged to the Financial Services division. The Company recorded the following items in the statement of income in the third quarter of 2003 as a result of this transaction:

        Allianz ($000)
        ------------------------------------

        Premium income                       $    (266,760)
        Benefits                                  (266,760)
        Commissions                                    272
                                                -------------
        Net income before tax                $        (272)
                                                =============

5.      OTHER

        On July 21, 2003 the Company announced a new brand name, Great-West Healthcare, which refers to all employee benefit products and services offered by the Employee Benefits division of the Company and the following subsidiaries: Alta Health & Life Insurance Company, First Great-West Life & Annuity Insurance Company, and the One Health Plan HMO companies. The new name is intended to eliminate potential market confusion over different carriers and networks.

        On September 1, 2003 the Company announced a new name for use in connection with the defined contribution products and services of the Company's Financial Services division. The new brand name, Great-West Retirement Services, is intended to bring together multiple products and services under one brand name and to capitalize on the brand recognition of the Company's name.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended             Nine Months Ended
            Operating Summary               September 30,                  September 30,
                                       -------------------------    -----------------------------
                [Millions]                2003          2002            2003            2002
        ---------------------------    -----------    ----------    -------------   -------------
        Premium income              $     1,478    $       292   $      1,985     $         841
        Fee income                          208            217            631               677
        Net investment income               222            232            643               694
        Realized investment
         gains(losses)                       (9)            18             42                26
                                       -----------    ----------    -------------   -------------
        Total revenues                    1,899            759          3,301             2,238

        Total benefits and                1,783            659          2,934             1,913
        expenses
        Income tax expenses                  38             33            123               105
                                       -----------    ----------    -------------   -------------

        Net income                  $        78    $        67   $        244     $         220
                                       ===========    ==========    =============   =============
        Deposits for investment-
        type contracts              $       144    $       201   $        413     $         513
        Deposits to separate                483            521          1,533             1,909
        accounts
        Self-funded premium
          equivalents                     1,157          1,305          3,559             3,947

              Balance Sheet                                        September 30,    December 31,
                [Millions]                                             2003             2002
        ---------------------------                                --------------   -------------

        Investment assets                                        $    16,881      $     14,556
        Separate account
         assets                                                       12,004            11,338
        Total assets                                                  32,597            27,656
        Total policy
         benefit liabilities                                          16,632            13,177
        Due to GWL                                                        25                34
        Due to GWL&A
         Financial                                                       214               171
        Total stockholder's
         equity                                                        1,861             1,664


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

        The following discussion addresses the financial condition of the Company as of September 30, 2003, compared with December 31, 2002, and its results of operations for the quarter and nine months ended September 30, 2003, compared with the same periods in 2002. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2002 to which the reader is directed for additional information.

        CONSOLIDATED RESULTS

        The Company's consolidated net income increased $11 million or 16% for the third quarter of 2003 when compared to the same period of 2002. The net income increase reflects a $3 million increase as a result of the reinsurance activity entered into with CLAC (see the Related Party note), a $15 million increase in the Great-West Healthcare segment excluding the impact of the CLAC reinsurance activity, offset by a $7 million decrease in the Financial Services segment excluding the impact of the CLAC reinsurance activity.

        The Company's consolidated net income increased $24 million or 11% for the first nine months of 2003 when compared to the same period of 2002. The net income increase reflects a $3 million increase as a result of the CLAC reinsurance activity, a $28 million increase in the Great-West Healthcare segment excluding the CLAC reinsurance activity and a $7 million decrease in the Financial Services segment excluding the impact of the CLAC reinsurance activity.

        Total revenues decreased $380 million or 50% and $457 million or 20% for the third quarter and first nine months of 2003, excluding the impact of the CLAC reinsurance activity, when compared to the same periods of 2002. The decreases were primarily due to a $283 million or 56% decrease and a $362 million or 24% decrease in premium and fee income in the third quarter and first nine months of 2003 when compared to the same periods of 2002. Excluding $267 million of ceded premiums to Allianz (see Reinsurance note), the decreases are mainly in the Great-West Healthcare segment primarily reflecting lower membership levels mainly associated with contract terminations resulting from pricing actions taken during 2002 and 2003.

        The decreases in net investment income for the third quarter and the first nine months of 2003 when compared to the same periods in 2002 were primarily the result of the decreasing interest rates. The actual earned rate at September 30, 2003 was 6.03% compared to 6.35% at June 30, 2003; 6.87% at September 30, 2002 and 6.87% at June 30, 2002.


        Realized investment gains decreased $27 million and increased $16 million for the third quarter and the first nine months of 2003 when compared to the same periods in 2002. The $27 million decrease was primarily due to the gain on sale of temporary investments in 2002 during a period of falling interest rates and the loss on sale of temporary investments in 2003 during a period of rising interest rates. The $16 million increase was primarily due to the gain on the sale of temporary investments during a declining interest rate environment earlier in the year as well as ongoing portfolio trading.

        Benefits and expenses decreased $390 million or 59% and $493 million or 26% for the third quarter and the first nine months of 2003, excluding the impact of the CLAC reinsurance activity, when compared to the same periods of 2002. The decrease in benefits and expenses was primarily due to the reinsurance agreement with Allianz as well as lower operating expenses resulting from a reduction in staff in the Great-West Healthcare division.

        In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

        Deposits received for investment-type contracts decreased $57 million or 28% and $100 million or 19% for the third quarter and the first nine months of 2003 when compared to the same periods of 2002. The decreases were due to the net decrease in participant accounts in the retirement products area in 2003.

        Deposits for separate accounts decreased $38 million or 7% and $376 million or 20% for the third quarter and the first nine months of 2003 when compared to the same periods of 2002. The third quarter decrease was due to lower 401(k) premium deposits associated with a decrease in participant accounts and fewer individual insurance Business Owned Life Insurance (BOLI) sales. The decrease for the first nine months of 2003 when compared to the same period last year was due primarily to decreased sales of the BOLI product that have been negligible in 2003 and the net decrease in contributions in the Group Retirement Services market.

        Self-funded premium equivalents decreased $148 million or 11% and $388 million or 10% for the third quarter and the first nine months of 2003 when compared to the same periods of 2002. The decreases were due to improved morbidity as well as the decrease in membership.


        SEGMENT RESULTS

        Great-West Healthcare

        The following is a summary of certain financial data of the Great-West Healthcare segment:

                                            Three Months Ended           Nine Months Ended
             Operating Summary                September 30,                September 30,
                                         -------------------------    -------------------------
                 [Millions]                 2003          2002           2003          2002
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $         (8)  $        257  $        418   $        722
        Fee income                             149            162           460            508
        Net investment income                   17             18            48             52
        Realized investment gains                1              5            11              6
                                         -----------    ----------    -----------    ----------
        Total revenues                         159            442           937          1,288

        Total benefits and expenses             92            402           731          1,131
        Income tax expenses                     24             14            71             52
                                         -----------    ----------    -----------    ----------
        Net income                    $         43   $         26  $        135   $        105
                                         ===========    ==========    ===========    ==========

        Self-funded premium           $      1,157   $      1,305  $      3,559   $      3,947
        equivalents

        The increase in earnings for the third quarter and the first nine months of 2003 compared to the same periods of 2002 is primarily due to improved aggregate and specific stop loss morbidity. The CLAC reinsurance agreement contributed $2 million to net income for the third quarter and the first nine months of 2003.

        Excluding premium and fee income of ($244) million associated with CLAC reinsurance and Allianz reinsurance, premium and fee income decreased $34 million or 8% for the third quarter of 2003 and decreased $108 million or 9% for the first nine months of 2003, when compared to the same periods of 2002. The decreases are primarily due to lower membership levels offset by an increase in premiums resulting from pricing actions taken during 2002 and 2003. There was a 15% decrease in total health care membership from 2,174,000 at December 31, 2002 to 1,856,500 at September 30, 2003. There was a 17% decrease in total health care membership from 2,239,300 at September 30, 2002 to 1,856,500 at September 30, 2003. The decline in membership is due to a decrease in the employee base for existing group health care customers and the general decline in the economy.

        Excluding total benefits and expenses of ($246) million associated with CLAC reinsurance and Allianz reinsurance, total benefits and expenses decreased $64 million or 16% and $154 million or 14% for the third quarter and first nine months of 2003 when compared to the same periods of 2002. The decreases are due primarily to higher deficit recoveries resulting from the pricing actions taken and lower operating expenses resulting from a reduction in staff.

        Self-funded premium equivalents decreased $148 million or 11% and $388 million or 10% for the third quarter and the first nine months of 2003 when compared to the same periods of 2002. The decreases were due to improved morbidity as well as the decrease in membership.

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


        The Company established a premium deficiency reserve on the Alta block of business in 2001. The Company had released premium deficiency reserves of $6.2 million in the first quarter of 2002 and $2.1 million in the second quarter of 2002 to offset underwriting losses incurred on the under priced block of business. In addition, the premium deficiency reserve was reduced by $15.0 million ($9.8 million net of tax) during the first quarter of 2002 and was reduced by $4.0 million ($2.6 million, net of tax) during the second quarter of 2002 based on an analysis of emerging experience which was more favorable than originally estimated. The premium deficiency reserve was $0 at September 30, 2002.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment.

                                            Three Months Ended           Nine Months Ended
             Operating Summary                September 30,                September 30,
                                         -------------------------    -------------------------
                 [Millions]                 2003          2002           2003          2002
        -----------------------------    -----------    ----------    -----------    ----------
        Premium income                $      1,486   $         35  $      1,567   $        119
        Fee income                              59             55           171            169
        Net investment income                  205            214           595            642
        Realized investment
          gains(losses)                        (10)            13            31             20
                                         -----------    ----------    -----------    ----------
        Total revenues                       1,740            317         2,364            950

        Total benefits and expenses          1,691            257         2,203            782
        Income tax expenses                     14             19            52             53
                                         -----------    ----------    -----------    ----------
        Net income                    $         35   $         41  $        109   $        115
                                         ===========    ==========    ===========    ==========

        Deposits for investment-type
         Contracts                    $       144    $        201  $        413   $        513
        Deposits to separate                  483             521         1,533          1,909
        accounts

        The decrease in Financial Services earnings for the third quarter of 2003 compared to the same period in 2002 is primarily due to lower interest margins and realized investment losses. Earnings for the first nine months of 2003 have decreased 6% excluding the CLAC coinsurance compared to the same period in 2002, as lower interest margins were offset somewhat by realized investment gains. The CLAC reinsurance agreement contributed $1 million to net income for the third quarter and the first nine months of 2003.

        Excluding premium income and deposits to investment-type contracts and separate accounts of $1,471 million associated with CLAC reinsurance, premium income and deposits to investment-type contracts and separate accounts have decreased $115 million or 15% for the third quarter of 2003 and decreased $499 million or 20% for the first nine months of 2003 when compared to the same periods in 2002. The decrease from 2002 relates to decreased sales of the BOLI product that have been negligible in 2003 and the net decrease in contributions in the Group Retirement Services market.

        Retirement participant accounts including third-party administration and institutional accounts increased 1% in 2003 from 2,160,000 at December 31, 2002 to 2,179,000 at September 30, 2003. Although the segment experienced a decrease in one large case termination of 117,000 participant accounts in the first quarter of 2003, this has now been offset by growth from sales and increased participation in existing case sales for the first nine months of 2003.

        Fee income has increased $4 million or 7% for the third quarter of 2003 and increased $2 million or 1% for the first nine months of 2003 when compared to the same periods of 2002. Retirement products variable asset-based fees fluctuate with fluctuations in the participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the U.S. equities market.


        Excluding investment income of $11 million associated with CLAC reinsurance, investment income decreased $20 million or 9% for the third quarter of 2003 and decreased $58 million or 9% for the first nine months of 2003 when compared to the same periods of 2002 due to the general decline of interest rates in 2002. The decrease in investment income is offset by positive realized investment gains in the first nine months of 2003.

        Excluding total benefits and expenses of $1,446 million associated with CLAC reinsurance, total benefits and expenses have decreased $12 million or 5% for the third quarter of 2003 and decreased $25 million or 3% for the first nine months of 2003 when compared to the same periods of 2002. A reduction in expenses and positive mortality experience on the individual insurance lines have contributed to these reductions.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                     September 30,          December 31,
                                                         2003                   2002
                                                   ------------------    -------------------
           AAA                                              58.9  %                58.9  %
           AA                                                8.7  %                 8.9  %
           A                                                14.5  %                15.2  %
           BBB                                              15.5  %                14.4  %
           BB and Below (non-investment grade)               2.4  %                 2.6  %
                                                   -------------- ---    --------------- ---

                TOTAL                                      100.0  %               100.0  %
                                                   ============== ===    =============== ===

        During the first nine months of 2003, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $5.5 million.

        Mortgage loans on real estate increased $364 million or 87% primarily due to CLAC reinsurance.

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,373.4 million and $864.4 million as of September 30, 2003 and December 31, 2002, respectively.

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

        Additional liquidity is available through the Company's participation in repurchase agreements with third party brokers and the issuance of commercial paper. The Company had $649.1 million of repurchase agreements at September 30, 2003, compared to $323.2 at December 31, 2002. The Company's participation in repurchase agreements depends on current market conditions, and as a result, fluctuations may occur.


        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99.6 million and $96.6 million of commercial paper outstanding at September 30, 2003, and December 31, 2002, respectively. The commercial paper has been given a rating of A-1 + by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

        OBLIGATIONS RELATING TO DEBT AND LEASES AT SEPTEMBER 30, 2003, ARE AS FOLLOWS:

                              2003       2004       2005       2006       2007      Thereafter
                             --------   --------   --------   --------   --------   -----------
       Related party notes $    -     $    -     $    -     $   25.0   $    -     $      175.0
       Operating leases         6.3       23.5       22.1       20.2       18.2           39.5
                             --------   --------   --------   --------   --------   -----------
       Total contractual
        obligations        $    6.3   $   23.5   $   22.1   $   45.2   $   18.2   $      214.5
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

Item 4. CONTROLS AND PROCEDURES

        Based on their evaluation as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) INDEX TO EXHIBITS

                Exhibit Number                          Title                              Page
              -------------------    --------------------------------------------    -----------------
                      31             Rule 13a-14 and 15d-14 Certifications                  22
                      32             Rule 13a-14 and 15d-14 Certifications                  24


        (b) REPORTS ON FORM 8-K

               A report on Form 8-K, dated October 29, 2003, was filed disclosing the Company's third quarter results as of September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:  /s/ Glen R. Derback                                 DATE: November 13, 2003
    -----------------------------------------------------      -----------------
    Glen R. Derback, Senior Vice President and Controller
    (Duly authorized officer and chief accounting officer)

