Form 10-K
period 2003-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2004-03-30
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2003
                                   --------------------------------------------------------------

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

As of June 30, 2003, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2004, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.





                                TABLE OF CONTENTS

                                                                            Page

Part I     Item 1   Business....................................................

                    A.  Organization and Corporate Structure....................
                    B.  Business of the Company.................................
                    C.  Great-West Healthcare...................................
                    D.  Financial Services......................................
                    E.  Investment Operations...................................
                    F.  Regulation..............................................
                    G.  Ratings.................................................
                    H.  Miscellaneous...........................................

           Item 2   Properties..................................................

           Item 3   Legal Proceedings...........................................

           Item 4   Submission of Matters to a Vote of Security Holders.........

Part II    Item 5   Market for Registrant's Common Equity and Related

                    Stockholder Matters.........................................

                    A.  Equity Security Holders and Market Information..........
                    B.  Dividends...............................................

           Item 6   Selected Financial Data.....................................

           Item 7   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................

                    A.  Critical Accounting Policies............................
                    B.  Company Results of Operations...........................
                    C.  Great-West Healthcare Results of Operations.............
                    D.  Financial Services Results of Operations................
                    E.  Investment Operations...................................
                    F.  Liquidity and Capital Resources.........................
                    G.  Off-Balance Sheet Arrangements..........................
                    H.  Obligations Relating to Debt and Leases.................
                    I.  Accounting Pronouncements...............................

           Item 7A  Quantitative and Qualitative Disclosure About Market Risk...

           Item 8   Financial Statements and Supplementary Data.................

           Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

           Item 9A  Controls and Procedures.....................................

Part III   Item 10  Directors and Executive Officers of the Registrant..........

                    A.  Identification of Directors.............................
                    B.  Identification of Executive Officers....................
                    C.  Code of Ethics..........................................
                    D.  Audit Committee Financial Expert........................

           Item 11  Executive Compensation......................................

                    A.  Summary Compensation Table..............................
                    B.  Options.................................................
                    C.  Pension Plan Table......................................
                    D.  Compensation of Directors...............................
                    E.  Compensation Committee Interlocks and Insider
                        Participation...........................................

           Item 12  Security Ownership of Certain Beneficial Owners and
                    Management..................................................

                    A.  Security Ownership of Certain Beneficial Owners.........
                    B.  Security Ownership of Management........................

           Item 13  Certain Relationships and Related Transactions..............

           Item 14  Principal Accountant Fees and Services......................

                    A.  Principal Accountant Fees...............................
                    B.  Pre-Approval Policies and Procedures....................

Part IV    Item 15  Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K....................................................

                    A.  Index to Financial Statements...........................
                    B.  Index to Exhibits.......................................
                    C.  Reports on Form 8-K.....................................

                    Signatures..................................................


PART I

ITEM 1. BUSINESS

A.   ORGANIZATION AND CORPORATE STRUCTURE

        Great-West Life & Annuity Insurance Company (the Company) is a stock life insurance company originally organized on March 28, 1907. The Company is domiciled in Colorado.

        The Company is a wholly owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. (Lifeco), a Canadian holding company. Lifeco operates in the U.S. through the Company and The Canada Life Assurance Company (CLAC), and in Canada through The Great-West Life Assurance Company (Great-West Life) and its subsidiaries, London Life Insurance Company and CLAC. Lifeco is a subsidiary of Power Financial Corporation (Power Financial), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada (Power Corporation), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

        Shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B.   BUSINESS OF THE COMPANY

        The Company is authorized to engage in the sale of life insurance, accident and health insurance, and annuities. It is qualified to do business in all states in the United States (except New York) and in the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiaries, First Great-West Life & Annuity Insurance Company (First GWL&A) and Canada Life Insurance Company of New York (CLINY). The Company is also a licensed reinsurer in the state of New York.

        The Company operates the following two business segments:

        Great-West
        Healthcare  -    Employee benefits products and services for
                         group clients

        Financial
        Services    -    Savings products and  administrative  and recordkeeping
                         services for public,  private and non-profit employers,
                         corporations and individuals (including 401(a), 401(k),
                         403(b),   408,  and  457  plans),  and  life  insurance
                         products for individuals and businesses

        On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (CLFC), the parent company of CLAC, Canada Life Insurance Company of America (CLICA) and CLINY. Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, Great-West Life. On December 31, 2003, CLAC transferred all of the outstanding common shares of CLICA and CLINY owned by it to the Company.

        CLAC, CLICA and CLINY sell individual and group insurance and annuity products in the United States. Since the time of its acquisition by Lifeco, this insurance and annuity business in the United States has been managed by the Company. In connection with this management, the Company provides certain corporate and operational administrative services for which it receives a fee.

        Sales of new individual products by CLAC, CLICA and CLINY were discontinued in 2003, shortly after the acquisition of CLFC by Lifeco. They are now being operated as closed blocks of business. On January 14, 2004, Lifeco announced the sale of CLAC's and CLINY's U.S. group business, excluding medical stop loss policies, to Jefferson Pilot Corporation.

        The Canada Life acquisitions have been accounted for as a "reorganization of businesses under common control." Accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY from July 10, 2003 through December 31, 2003 are included in the Company's financial statements.

        The Company recorded as of December 31, 2003, the following (in thousands) as a result of the acquisition of CLICA and CLINY:

      Assets                                      Liabilities and Stockholder's Equity
      ------------------------------------------  ----------------------------------------------
      Fixed maturities           $    1,937,218   Policy reserves            $     2,991,407
      Equity investments                 23,680   Policyholders' funds                 2,407
      Mortgage loans                  1,145,494   Policy and contract claims             899
      Real estate                           550   Provision for
                                                     policyholders'                    2,800
                                                  dividends
      Policy loans                       13,621   Other liabilities                  439,439
                                                                                 ---------------
      Short-term investments             65,537       Total liabilities            3,436,952
      Cash (net of acquisition         (232,803)
      cost)
      Investment income                           Accumulated other
         due and accrued                 32,147      comprehensive income            (14,433)
      Other assets                      439,864   Retained earnings                    2,789
                                                                                 -----------
                                                  Total stockholder's                (11,644)
                                                     equity
                                   -------------                                 ---------------
                                 $    3,425,308                              $     3,425,308
                                   =============                                 ===============

     The Company's statement of operations for the year ended December 31, 2003 includes the following (in thousands) related to CLICA and CLINY for the period from July 10, 2003 to December 31, 2003:

      Total revenues             $       105,868

      Benefits                            92,193
      Operating expenses                   9,385
                                    --------------
      Total benefits and                 101,578
      expenses

                          Income from operations 4,290

      Income taxes                         1,501
                                    --------------
      Net income                 $         2,789
                                    ==============

     On August 31, 2003, the Company and CLAC entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch. The Company recorded $1,427 million in premium income and increase in reserves associated with these policies. The Company recorded, at fair value, the following (in thousands) at August 31, 2003 as a result of this transaction:

      Assets                                       Liabilities and Stockholder's Equity
      -------------------------------------------  ----------------------------------------
      Fixed Maturities           $      635,061    Policy reserves          $   2,926,497
      Mortgage loans                    451,725    Policy and contract             45,229
                                                   claims

      Policy loans                      278,152    Policyholders' funds            65,958
      Reinsurance receivable          1,320,636
      Deferred policy
      acquisition                       313,364
       costs acquired
      Investment income

       due and accrued                   17,280
      Premiums in course of
       collection                        21,466
                                   --------------                             -------------
                                   --------------                             -------------
                                 $    3,037,684                             $   3,037,684
                                   ==============                             =============

        The reinsurance receivable relates to the amount due the Company for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable will be the interest and other investment returns earned net of realized gains and losses on a segregated pool of investments of CLAC's U.S. branch. Pursuant to SFAS 133, the Company has identified an embedded derivative for the Company's exposure to interest rate and credit risk on the segregated pool of investments. This embedded derivative does not qualify for hedge accounting.

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

                    [Millions]1                        2003           2002            2001
        --------------------------------------     -------------   ------------   -------------
        Premium Income
        Great-West Healthcare
          Group life & health                  $         838     $       960    $     1,034
        ======================================     -------------   ------------   -------------

            Total Great-West Healthcare                  838             960          1,034
        ======================================     -------------   ------------   -------------


        Financial Services
          Retirement Services                              1                              4
          Individual Markets                           1,414             160            166
        ======================================     -------------   ------------   -------------

            Total Financial Services                   1,415             160            170
        ======================================     -------------   ------------   -------------

              Total premium income             $       2,253     $     1,120    $     1,204
        ======================================     =============   ============   =============

        Fee Income
        Great-West Healthcare
          Group life & health                  $         607     $       660    $       713
        ======================================     -------------   ------------   -------------
            Total Great-West Healthcare                  607             660            713
        ======================================     -------------   ------------   -------------
        Financial Services
          Retirement Services                            200             197            208
          Individual Markets                              33              26             26
        ======================================     -------------   ------------   -------------
            Total Financial Services                     233             223            234
        ======================================     -------------   ------------   -------------

              Total fee income                 $         840     $       883    $       947
        ======================================     =============   ============   =============

        Deposits for investment-type
        contracts -
          Financial Services 2                 $         676     $       691    $       627
        ======================================     =============   ============   =============

        Deposits to Separate Accounts -
          Financial Services                   $       2,217     $     2,461    $     3,240
        ======================================     =============   ============   =============
        Self-funded equivalents -
          Great-West Healthcare 3               $       4,674     $     5,228    $     5,721
        ======================================     =============   ============   =============

        1 All information in the preceding table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

        2 Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.

        3 Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.   GREAT-WEST HEALTHCARE

        1. Principal Products

           The Great-West Healthcare segment of the Company provides employee benefits products and services to approximately 5,000 employers across the United States.

           The Company's product line includes traditional group health plans as well as consumer-driven plans that are supported by the Company's disease management program. Other products and services include COBRA, HIPAA and flexible spending account administration (Internal Revenue Code Sections 125/129); dental and vision plans; life insurance benefits; and short and long-term disability coverage.

           The Company's health care business is primarily self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care cost savings.

           During 2003, the Great-West Healthcare division reorganized into market segments: Select, focusing on employers with 50-250 employees; Mid-market, focusing on employers with 250-2,500 employees; National Accounts, focusing on employers with over 2,500 employees; and Specialty Risk, a new market segment exploring new business opportunities outside the Company's typical target market.

           In 2003 the Company adopted the new brand name, "Great-West Healthcare," which refers to all employee benefit products and services offered by what was previously known as the Employee Benefits division of the Company and the following subsidiaries: Alta Health & Life Insurance Company (Alta), First GWL&A, and the HMO companies. The new name is intended to eliminate potential market confusion over different carriers and networks.

           In 2003 the Company introduced a consumer-driven tiered benefit health plan that covers preventive care at 100 percent, provides high-level coverage for medically complex or catastrophic services, and gives members more financial responsibility for discretionary services.

           The Company also began offering Health Reimbursement Accounts (HRA), through which employers contribute a set annual amount for each employee to spend on health care expenses. Funds remaining at the end of the year can be rolled over for future use.

           The Company continues to offer a range of other health coverage options including Health Maintenance Organization (HMO) plans, Point of Service (POS) plans, Preferred Provider Organization (PPO) plans, and Open Access plans.

           Medical management programs are offered to complement each health plan the Company offers, along with a nurse hotline and online educational and comparison tools to help members manage their health and make medically and financially sound treatment choices. The Company's disease management program services enrolled members with asthma, diabetes, cardiac and other conditions.

           Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the year indicated:

                                                       As of December 31,
                                  -------------------------------------------------------------
               [Millions]           2003         2002         2001         2000         1999
           -------------------    ----------   ---------    ---------    ---------    ---------
            In force          $     102,721  $   58,572  $    66,539  $    96,311  $    83,901

           Note: Includes $52,745 of in force group life insurance obtained from the CLAC activity for the year ended December 31, 2003. Also includes $9,049 and $11,237 for the years ended December 31, 2003 and 2002, respectively of in force group life insurance obtained from the acquisition of General American Life Insurance Company (General American). The 2002 figure was influenced by a decline in total health care membership. The 2001 figure was influenced by a decline in total health care membership and the Company's decision to discontinue certain group life insurance business obtained through acquisitions.

        2. Method of Distribution

           The Company distributes its products and services through field sales staff. As of December 31, 2003, the sales staff was located in 31 sales offices throughout the United States. Each sales office works with insurance brokers, agents, and consultants in its local market.

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

           In addition to price, there are a number of other factors that influence employer decision-making. These factors include: quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and the effectiveness of marketing and sales.

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

           For fully insured medical and dental insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis,
           (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect a retrospective experience rating that is done on certain types of business.

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

           The Company has a marketing and administrative services arrangement with New England Financial (NEF). Effective January 1, 2002, the Company renegotiated this arrangement to assume the full risk on this block of business. The Company pays a per member fee to NEF.

D.   FINANCIAL SERVICES

        1. Principal Products

           The Financial Services business segment of the Company develops and administers products under two general categories: Retirement Services and Individual Markets. These areas distribute retirement and life insurance products and services for public, private and non-profit employers, corporations and individuals.

           Retirement Services

           In 2003 the division launched the new brand name of "Great-West Retirement Services" to bring together multiple products and services under one name. Under the Great-West Retirement Services brand, the Company provides enrollment services, communication materials, investment options, and education services to employer sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and recordkeeping services for financial institutions and employers. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

           The marketing focus is directed towards providing services and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts, corporations and individuals. Recordkeeping and administrative services for defined contributions plans may also be provided to this target market. Through a subsidiary, Financial Administrative Services Corporation (FASCorp), the Company is focused on partnering with other large institutions to provide third-party recordkeeping and administration services.

           The Company offers both guaranteed interest rate investment options for various lengths of time and variable annuity products designed to meet the specific needs of the customer. In addition, for larger cases the Company offers both customized annuity and non-annuity products.

           For the guaranteed interest rate option, the Company earns investment margins on the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance. The general account assets of the Company support the guaranteed investment product. The Company also manages separate account fixed interest rate options where the Company is paid a management fee.

           The Company's variable investment options provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

           The Company is compensated by separate account fees for mortality and expense risks pertaining to the variable annuity contract and for providing administrative services. The Company is reimbursed by external mutual funds for marketing, sales and service costs under various revenue sharing agreements.

           The Company also receives fees for providing third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

           Customer retention is a key factor for the profitability of group annuity products. To encourage customer retention, annuity contracts may impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of annuity balances, but do not impede transfers of those balances to products of competitors.

           Individual Markets

           In the Individual Markets area, the Company distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in force include participating and non-participating term life, whole life, universal life, and variable universal life. Participating policyholders share in the financial results (differences in experience of actual financial results versus pricing expectations) of the participating business in the form of dividends. The Company no longer actively markets participating products. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating policyholders in the consolidated balance sheets of the Company. Participating policyholder earnings are not included in the consolidated net income of the Company.

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

           Sales of life insurance products typically have initial marketing expenses, which are deferred. Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in force for a period of time.

           Through the acquisition of Canada Life discussed earlier, Individual Markets has expanded its in force blocks of individual protection (participating and non-participating whole life, term and universal life insurance) and wealth management products (variable annuities, single premium immediate annuities, structured settlements, and guaranteed investment contracts). The area is focused on fully integrating the operational units and systems and providing excellent customer service to support retention efforts.

           In 2003, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of the institutional partners include Huntington National Bank, U S Bank, Citibank, SunTrust Bank, AmSouth Bank, Affiliated Financial Services and Colonial Bank.

           At both December 31, 2003 and 2002, the Company had $3.8 billion of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance (COLI). Due to legislation enacted during 1996 that phased out the interest deductions on COLI policy loans over a two-year period ending 1998, leveraged COLI product sales have ceased.

           The Company has shifted its emphasis to the Business-Owned Life Insurance (BOLI) market. BOLI was not affected by the 1996 legislation. These products are interest-sensitive whole life, universal life and variable universal life policies that indirectly fund post-retirement benefits for employees and non-qualified executive benefits. At December 31, 2003, the Company had $1.5 billion of fixed and $1.5 billion of separate account BOLI policy reserves compared to $1.5 billion of fixed and $1.4 billion of separate account reserves at December 31, 2002.

           The Company also has a marketing agreement with Charles Schwab & Co., Inc. (Schwab) to sell individual fixed and variable qualified and non-qualified deferred annuities. The fixed product is a Guarantee Period Fund that was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. The Company is currently offering guarantee period durations of three to ten years. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date result in a market value adjustment (MVA). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

           On a very limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

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

           Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2003, approximately 10% (10% in 2002 and 7% in 2001) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 90% of outstanding policy loans had variable interest rates averaging 6.54% at December 31, 2003. Investment income from policy loans was $189.1 million, $209.6 million, and $203.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        2. Method of Distribution

           Great-West Retirement Services distributes pension products through its subsidiary, GWFS Equities, Inc., as well as over 200 pension consultants, representatives and service personnel. Recordkeeping and administrative services are also distributed through institutional partners.

           The Individual Markets area distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is distributed through Clark Consulting primarily, and recently through SunTrust. Individual life insurance and annuity products are also offered through Schwab.

        3. Competition

           The life insurance, savings, and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisers, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, and variety of investment options, investment performance, product features, price, and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1(G) (Ratings).

        4. Reserves

           Reserves for investment-type policies are equal to cumulative deposits, less withdrawals and mortality and expense charges, plus credited interest.

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

           Under the Company's marketing and administrative services arrangement with NEF, NEF issues 401(k) products and then immediately reinsures nearly 100% of its guaranteed 401(k) business with the Company.

E.      INVESTMENT OPERATIONS

        The Company's investment division manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Total investments at December 31, 2003, were $32.9 billion, comprised of general account assets of $19.7 billion and separate account assets of $13.2 billion. Total investments at December 31, 2002, were $25.9 billion, comprised of general account assets of $14.6 billion and separate account assets of $11.3 billion.

        The Company's general account investments are in a broad range of asset classes, primarily domestic and international fixed maturities. Fixed maturity investments include public and privately placed corporate bonds, government bonds, redeemable preferred stocks and mortgage-backed securities and asset-backed securities.

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

        The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company's fixed maturity investments.

        The Company's fixed maturity investments comprised 67% of its investment assets, as of December 31, 2003. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment-grade fixed maturities. As of both December 31, 2003 and 2002, 97% of the bond portfolio carried an investment grade rating.

        The Company's equity investments increased from 1% at December 31, 2002, to 2% at December 31, 2003. The Company made a significant investment in an exchange-traded fund investing in debt securities. This investment provides both liquidity and diversification at relatively low risk levels. This fund has an investment grade debt rating. In addition, the Company invested in various limited partnerships and limited liability companies that make equity investments in affordable-housing projects throughout the United States.

        The Company's mortgage loan portfolio constituted 10% and 3% of investment assets as of December 31, 2003 and 2002, respectively. The increase is a result of the asset transfer associated with the Indemnity Reinsurance Agreement entered into with CLAC as well as the assets associated with the acquisition of CLICA and CLINY.

        At December 31, 2003, 17% of investment assets were invested in policy loans, 4% were invested in short-term investments, and less than 1% were invested in real estate compared to 20%, 5%, and 1%, respectively, in 2002.

        The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

          Carrying Value in
              Millions             2003         2002         2001         2000          1999
        ----------------------   ----------   ----------   ----------   ----------    ---------
        Debt Securities:
        U.S. government
          securities and
          obligations of
          U.S. government
          agencies             $   3,199    $   2,710    $   3,075    $   2,315    $    1,859
        Bonds                      9,880        7,618        7,013        7,055         7,078
        Foreign
          governments                 58           43           28           50            51
                                 ----------   ----------   ----------   ----------    ---------

        Total debt securities     13,137       10,371       10,116        9,420         8,988

        Other Investments:

        Equity investments           428           90           73           95            69
        Mortgage loans             1,886          417          613          843           975
        Real estate                    8            4           12          107           104
        Policy loans               3,389        2,964        3,001        2,810         2,681
        Short-term
          Investments                852          710          425          414           241
                                 ----------   ----------   ----------   ----------    ---------

        Total investments      $  19,700    $  14,556    $  14,240    $  13,689    $   13,058
                                 ==========   ==========   ==========   ==========    =========

        Cash                   $     188    $     155    $     214    $     154    $      268
        Accrued investment
          Income                     165          133          131          139           138



        The following table summarizes the Company's general account investment results:

             [Millions]           Net Earned Net Investment Investment

            For the year:           Income        Income Rate
         --------------------    -------------   --------------

                2003          $          988         6.23  %
                2002                     919         6.83  %
                2001                     935         7.10  %
                2000                     925         7.34  %
                1999                     876         6.96  %

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

           The Company's operations and accounts are subject to examination by the Colorado Division of Insurance (CDOI) and other regulators at specified intervals. A financial examination by the CDOI was completed in 2002 and covered the five-year period ended December 31, 2000. The examination produced no significant adverse findings regarding the Company.

           The National Association of Insurance Commissioners (NAIC) has prescribed risk-based capital (RBC) rules and other financial ratios for life insurance companies. The calculations set forth in these rules, which are used by regulators to assess the sufficiency of an insurer's capital, measure the risk characteristics of an insurer's assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. The application of the RBC levels contained within the rules is a regulatory tool which may indicate the need for possible corrective action with respect to an insurer, and is not intended as a means to rank insurers generally.

           Based on their December 31, 2003, statutory financial reports, the Company and its insurance subsidiaries have risk-based capital well in excess of that required by their regulators.

           The NAIC has also adopted the Codification of Statutory Accounting Principles (Codification). Codification was intended to standardize accounting and reporting to state insurance departments effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The CDOI required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001 (see Note 13 to the Consolidated Financial Statements).

        2. Insurance Holding Company Regulations

           The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in the applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates including the payment of dividends. They also regulate changes in control of an insurance company.

        3. Securities Laws

           The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. The Company's investment adviser subsidiaries and transfer agent subsidiary are regulated by the SEC. Certain of the Company's separate accounts supporting its variable insurance and annuity products, as well its mutual fund subsidiaries, are registered under the Investment Company Act of 1940 while the securities they issue are registered under the Securities Act of 1933.

        4. Guaranty Funds

           Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $1.1 million as of December 31, 2003 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $2.8 million at December 31, 2003.

        5. Potential Legislation

          United States federal and state legislative and regulatory developments in various areas, including health care and retirement services, could significantly and adversely affect the Company in the future. Congress continues to consider health care legislation relating to the uninsured, class action and medical liability reform, and mental health parity. Congress also continues to consider changes to various features of retirement plans, the taxation of BOLI, expanding access to investment advice, and increasing oversight of mutual funds.

          It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

 G.     RATINGS

        The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. On July 10, 2003, Lifeco announced that it had closed its transaction to acquire the common shares of CLFC. As a result of this closing, several of the rating agencies have changed their ratings of Lifeco and certain of its subsidiaries, such as the Company. A.M. Best Company, Inc., Moody's Investors Service and Standard & Poor's Corporation lowered the financial strength rating of the Company by one rating notch.

                Rating Agency                      Measurement               Current Rating
        ------------------------------    -------------------------------   ------------------
        A.M. Best Company, Inc.           Financial strength, operating          A+ (1)
                                          performance and
                                          business profile

        Fitch, Inc.                       Financial strength                     AA+ (2)

        Moody's Investors Service         Financial strength                     Aa3 (3)

        Standard & Poor's Corporation     Financial strength                     AA (4)

        (1) Superior (highest category out of ten categories) (2) Very Strong (second highest category out of eight categories) (3) Excellent (second highest category out of nine categories) (4) Very strong (second highest category out of nine categories)

H.      MISCELLANEOUS

        No customer accounted for 10% or more of the Company's consolidated revenues in 2003, 2002 or 2001. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company or any of its business segments. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or any of its business segments.

        The Company had approximately 6,200 employees at December 31, 2003.

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

        No matter was submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      EQUITY SECURITY HOLDERS AND MARKET INFORMATION

        There is no established public trading market for the Company's common equity. GWL&A Financial is the sole shareholder of the Company's common equity securities.

B.      DIVIDENDS

        In the two most recent fiscal years the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $75.7 million in 2003 and $170.6 million in 2002.

        Under Colorado law the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as of the preceding December 31; or
        (ii) the Company's statutory net gain, not including realized capital gains, for the twelve-month period ending December 31 next preceding not including pro rata distributions of the insurer's own securities.

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

            INCOME STATEMENT                         Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2003        2002        2001         2000        1999
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]
        Premium income            $    2,253   $   1,120   $   1,203   $    1,332   $   1,163
        Fee income                       840         884         947          872         635
        Net investment income            988         919         935          925         876
        Net realized investment
          gains                           40          42          47           28           1
                                     ---------   ---------   ---------    ---------   ---------

        Total revenues                 4,121       2,965       3,132        3,157       2,675

        Policyholder benefits          2,684       1,593       1,696        1,746       1,582
        Operating expenses               965         958       1,021        1,018         804
                                     ---------   ---------   ---------    ---------   ---------
        Total benefits and
          expenses excluding

          special charges              3,649       2,551       2,717        2,764       2,386
        Income tax expense               154         130         141          134          83
                                     ---------   ---------   ---------    ---------   ---------

        Net income before

          special charges                318         284         274          259         206
        Special charges (net)                                     81
                                     ---------   ---------   ---------    ---------   ---------
        Net income                $      318   $     284   $     193   $      259   $     206
                                     =========   =========   =========    =========   =========

        Deposits for investment-

          type contracts          $      675   $     691   $     627   $      835   $     634
        Deposits to separate

          accounts                     2,217       2,461       3,240        3,105       2,583
        Self-funded premium
          equivalents                  4,674       5,228       5,721        5,181       2,979


             BALANCE SHEET                                 December 31,
                                     ----------------------------------------------------------
                  DATA                 2003        2002        2001         2000        1999
        -------------------------    ---------   ---------   ---------    ---------   ---------
               [millions]

        Investment assets         $   19,700   $  14,556   $  14,240   $   13,689   $  13,058
        Separate account assets       13,175      11,338      12,585       12,381      12,820
        Total assets                  36,453      27,656      28,818       27,897      27,530
        Total policy benefit
          liabilities                 19,149      13,007      12,931       12,825      12,341
        Due to GWL                        31          34          42           43          35
        Due to GWL&A Financial           176         171         215          171         175
        Total shareholder's
          equity                       1,887       1,664       1,470        1,427       1,167

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expected," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio and other factors. Readers are also directed to consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the SEC.

        Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2003 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's Consolidated Financial Statements.

A.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        Allowance For Credit Losses

        The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims paid on behalf of policyholders and premiums in course of collection, and to absorb credit losses on its impaired loans. Management's judgment is based on past loss experience and current and projected economic conditions, and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

        Deferred Policy Acquisition Costs

        Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent deemed recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized.

        Valuation Of Privately Placed Fixed Maturities

        The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

B.      COMPANY RESULTS OF OPERATIONS

        1. Consolidated Results

           Net Income

           The Company's consolidated net income increased $34 million or 12% in 2003 when compared to 2002. The net income increase reflects a $10 million increase as a result of the Canada Life activity, a $34 million increase in the Great-West Healthcare segment excluding the CLAC reinsurance activity, and a $10 million decrease in the Financial Services segment excluding the impact of the CLAC reinsurance activity.

           The Company's consolidated net income decreased $8.8 million or 3.0% in 2002 when compared to 2001 (before one-time charges in 2001 of $80.9 million and operating losses of $18.7 million, net of tax, related to the Alta business). Alta was acquired by the Company on July 8, 1998. During 2001 and 2000, the Alta business continued to be run as a free-standing unit but was converted to the Company's systems and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting, and administration of the business. The Company is transitioning Alta business to other Company products. All Alta sales and administration staff have become employees of the Company and the underwriting functions are conducted by the underwriting staff of the Company.

           Segment Contribution

           In 2003, the Great-West Healthcare segment (excluding Canada Life activity) contributed $170.2 million, the Financial Services segment (excluding Canada Life activity) contributed $138.1 million, and the Canada Life activity contributed $9.7 million to net income. Of total consolidated net income in 2003 and 2002, the Great-West Healthcare segment contributed 53% and 48%, respectively, the Financial Services segment contributed 44% and 52%, and the Canada Life activity contributed 3% and 0%, respectively.

           Revenues

           In 2003, total revenues increased $1.2 billion or 39% to $4.1 billion when compared to 2002. The increase in revenues in 2003 was comprised of increased premium income of $1.1 billion and increased net investment income of $69 million offset by decreased fee income of $43 million and decreased net realized gains on investments of $2 million. In 2002, total revenues decreased $167.8 million or 5.4% to $3.0 billion when compared to 2001. The decline in revenues in 2002 was comprised of decreased premium income of $83.5 million, decreased fee income of $63.7 million, decreased net investment income of $15.4 million, and a $5.2 million decrease in realized investment gains.

           The $1.1 billion increase in premium income in 2003 was comprised of a $1.6 billion increase from the Canada Life activity and a $12.4 million increase in the Financial Services segment's non-Canada life activity, offset by a $468.1 million decrease in the Great-West Healthcare segment's non-Canada Life activity. The decline in premium income in the Great-West Healthcare segment reflected the reinsurance agreement with Allianz discussed under "Other" below, and a 15% decline in medical members from 2.2 million in 2002 to 1.9 million in 2003. The decreased premium income in 2002 was comprised of a decline in Great-West Healthcare premium income and Financial Services premium income of $73.7 million and $9.8 million, respectively. The decline in premium income in the Great-West Healthcare segment reflected a 15.4% decline in medical members from 2.6 million in 2001 to 2.2 million in 2002. Financial Services experienced lower sales and higher terminations in 2002.

           Fee income in 2003 was comprised of Great-West Healthcare fee income, Financial Services fee income and Canada Life fee income of $607.2 million, $229.6 million and $3.3 million, respectively. Great-West Healthcare fee income, excluding the Canada Life activity, declined $53.2 million or 8.1% when compared to 2002, due to a decline in medical members. Financial Services fee income, excluding the Canada Life activity, declined $6.5 million or 2.9% when compared to 2002, primarily the result of an increase during 2003 of participant accounts including third-party administration and institutional accounts. Fee income in 2002 was comprised of Great-West Healthcare fee income and Financial Services fee income of $660.4 million and $223.1 million, respectively. Great-West Healthcare fee income declined $52.0 million or 7.4% when compared with 2001, due to a decline in medical members. Financial Services fee income declined $11.0 million or 4.7% when compared to 2001, primarily the result of weak U.S. equity markets, which reduced revenues from asset-based fees.

           Benefits

           Total benefits increased $1.1 billion or 68.5% in 2003 when compared to 2002, reflecting an increase of $1.6 billion resulting from the Canada Life activity offset by a decrease of $514 million in the Great-West Healthcare segment due to the reinsurance agreement with Allianz and a decrease of $51 million in the Financial Services segment. Total benefits decreased $103.8 million or 6.1% in 2002 when compared to 2001, reflecting lower group life and health claims primarily as a result of the decline in membership in the Great-West Healthcare segment.

           Expenses

           Total expenses increased $7.5 million or 0.8% in 2003 when compared to 2002 primarily due to a $69.1 million increase related to the Canada Life acquisition, offset by a $62.6 million decrease in the Great-West Healthcare segment, excluding the Canada Life activity, due to process efficiencies and a decrease in membership.

           Total expenses decreased $63.0 million or 6.2% in 2002 when compared to 2001, before special charges, as the Company focused on reducing administrative costs. During 2002, Great-West Healthcare's operating expenses decreased $41 million due primarily to reduced administrative costs and medical membership. Financial Services' operating expenses decreased $22 million due primarily to effective expense management and lower commissions.

           Income tax expense increased $23.4 million or 18.0% in 2003 when compared to 2002. This increase was primarily due to the increase in net income from operations. Income tax expense before special charges decreased $10.9 million or 7.7% in 2002 when compared to 2001. The decrease reflects a reduction in the liability for tax contingencies due to the completion of the 1994 - 1996 Internal Revenue Service examination. See Note 11 to the Consolidated Financial Statements for a discussion of the Company's effective tax rates.

           Deposits for Investment-Type Contracts, Deposits to Separate Accounts and Self-Funded Equivalents In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

           Deposits for investment-type contracts decreased $15.2 million or 2% in 2003 when compared to 2002. Deposits for investment-type contracts increased $64.1 million or 10% in 2002 when compared to 2001. The decrease in 2003 was primarily attributable to a net decrease in participant accounts in the retirement products area in 2003. The increase in 2002 was primarily attributable to one large case sale in the Financial Services segment.

           Deposits for separate accounts decreased $244.1 million or 10% in 2003 when compared to 2002. This decrease in 2003 is primarily due to a combination of decreased sales of the BOLI product and the net decrease in contributions in the group retirement services market. Deposits for separate accounts decreased $778.8 million or 24.0% in 2002 when compared to 2001. This decrease in 2002 is primarily due to a combination of lower 401(k) sales and higher 401(k) terminations as well as a decline in BOLI sales.

           Self-funded premium equivalents decreased $554.6 million or 11% in 2003 when compared to 2002. This decrease was due to improved morbidity as well as the decrease in membership. Self-funded premium equivalents decreased $492.4 million or 8.6% in 2002 when compared to 2001. This decrease was due to the membership decline in the Great-West Healthcare segment.

        2. Other

           Prior to 2002, the 401(k) business unit had been included with the Great-West Healthcare segment. In order to capitalize on administrative system efficiencies and group pension expertise, beginning in 2002 the 401(k) business was administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

           The Great-West Healthcare division of the Company entered into a reinsurance agreement during the third quarter of 2003 with Allianz Risk Transfer (Bermuda) Limited (Allianz) to cede 90% of direct written group health stop-loss and excess loss business. This Allianz agreement was retroactive to January 1, 2003. The net cost of the Allianz agreement was charged to the Financial Services division as part of the Canada Life integration.

           Effective January 1, 2000, the Company co-insured the majority of General American's group life and health insurance business which primarily consists of administrative services only and stop loss policies. The agreement converted to an assumption reinsurance agreement January 1, 2001. The Company assumed approximately $150 million of policy reserves and miscellaneous liabilities in exchange for $150 million of cash and miscellaneous assets from General American.

C.      GREAT-WEST HEALTHCARE RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Great-West Healthcare segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2003             2002             2001
        -------------------------------------   -------------    -------------    -------------
                     [millions]
        Premiums                              $       838     $        960     $      1,033
        Fee income                                    608              661              713
        Net investment income                          72               68               66
        Net realized investment gains                  10                9               16
        (losses)

                                                -------------    -------------    -------------

        Total revenues                              1,528            1,698            1,828

        Policyholder benefits                         568              762              859
        Operating expenses                            699              733              774
                                                -------------    -------------    -------------
        Total benefits and expenses
          before special charges                    1,267            1,495            1,633
        Income tax expense                             88               67               68
                                                -------------    -------------    -------------

        Net income excluding special charges          173              136              127
        Special charges (net)                                                            81
                                                -------------    -------------    -------------
        Net income                            $       173     $        136     $         46
                                                =============    =============    =============

        Self-funded premium equivalents       $     4,674     $      5,228     $      5,721

        Net income increased $37 million or 27% in 2003 when compared to 2002 primarily due to improved aggregate and specific stop loss morbidity. The CLAC reinsurance agreement contributed $3 million to net income in 2003.

        Net income, excluding special charges of $80.9 million after tax, increased 7.1% in 2002 when compared to 2001. This improvement in earnings reflected improved morbidity margins.

        Excluding premium and fee income associated with CLAC reinsurance and Allianz reinsurance, premium and fee income decreased $149 million or 9% in 2003 when compared to 2002. The decreases are primarily due to lower membership levels associated with lower case sales offset by an increase in revenue resulting from pricing actions taken during 2002 and 2003.

        Excluding total benefits and expenses associated with CLAC reinsurance and Allianz reinsurance, total benefits and expenses decreased $202 million or 14% in 2003 when compared to 2002. While increased utilization and higher medical costs increased benefits on in-force cases, the decrease in overall membership, combined with pricing actions taken in 2002, resulted in a reduction of benefits.

        Self-funded premium equivalents decreased $554.6 million or 11% in 2003 when compared to 2002. This decrease was due to improved morbidity experience as well as the decrease in membership. Self-funded premium equivalents decreased $492.4 million or 8.6% in 2002 when compared to 2001. This decrease was due to the membership decline in the Great-West Healthcare segment.

        The Company recorded $18.5 million ($12.0 million, net of tax) of restructuring costs during 2002 related to the costs associated with the consolidation of benefit payment offices and sales offices throughout the United States. The charges relate to severance of $4.3 million, disposal of furniture and equipment of $4.9 million, and termination of leasing agreements of $9.3 million.

        During 2001, the Company recorded a $127 million special charge ($80.9 million, net of tax), related to Alta. The principal components of the charge include a $46 million premium deficiency reserve related to under-pricing on the block of business, a $29 million reserve for doubtful premium receivables, a $28 million reserve for doubtful accident and health plan claim receivables, and a $24 million decrease in goodwill and other.

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

        Excluding customers associated with Canada Life, the Great-West Healthcare segment experienced a net decrease of 959 group health care customers (employer groups) during 2003. There was a 15% decrease in total health care membership from 2.2 million at the end of 2002 to 1.9 million at year-end 2003. POS and HMO members decreased 29.7% from 346,900 in 2002 to 244,000 in 2003.

        The Great-West Healthcare segment experienced a net decrease of 1,766 group health care customers (employer groups) during 2002. There was a 16% decrease in total health care membership from 2.6 million at the end of 2001 to 2.2 million at year-end 2002. POS and HMO members decreased 30.7% from 500,600 in 2001 to 346,900 in 2002.

        Much of the health care decline in 2003 and 2002 can be attributed to terminations resulting from aggressive pricing related to target margins, as well as a decrease in the employee base for existing group health care customers and the general decline in the economy.

        Outlook

        The Company recognizes that the health care marketplace is changing. The Company has reduced its focus on its HMO product in most markets. The Company continues to explore product design options that reduce cost to the employer and provide incentives for employees to become more engaged in health care buying decisions. The Company has launched a consumer driven tiered benefits product called Great-West Healthcare Consumer Advantage, and also implemented its HRA capability. The Company will continue to explore further innovations in the consumer driven product area including health spending account models enabled through recent legislative changes.

        Efforts surrounding provider re-contracting and enhanced disease management will build on the success achieved during 2003 in enhancing the Company's medical cost and market positions. These efforts are a key element in controlling health care costs for members and enhancing the ability to attract new members in the future.

        During 2003, the Company was successful in its efforts to combine its multiple distribution channels under one name - Great-West Healthcare. Efforts to enhance brand awareness continue. Based on the Company's evaluation of the marketplace, the sales organization has been reorganized along market segments. New leadership has rebuilt the sales team and implemented a sales process to improve overall effectiveness of the sales organization. A new sales support function has been built and will continue to focus on supporting and improving the sales process and customer satisfaction.

        The Company continues to evaluate opportunities to enhance customer satisfaction and reduce administrative costs. The Company's successful implementation of HIPAA (Health Insurance Portability and Accountability Act of 1996) and focus on Web enabled technology will likely increase automated interactions with providers, employers and members.

        The Company plans on achieving further productivity improvements in 2004. Claims processing costs will likely decrease due to consolidation of claims processing and customer service locations, and the implementation of productivity improvement software (claims workflow software). A dedicated team has been formed to further explore and implement additional opportunities.

D.      FINANCIAL SERVICES RESULTS OF OPERATIONS

        The following is a summary of certain financial data of the Financial Services segment:

                                                           Years Ended December 31,
                                                -----------------------------------------------
        INCOME STATEMENT DATA                       2003             2002             2001
        -------------------------------------   -------------    -------------    -------------
                     [millions]
        Premiums                              $     1,415     $        160     $        170
        Fee income                                    233              223              234
        Net investment income                         916              851              869
        Net realized investment gains                  29               33               31
                                                -------------    -------------    -------------

        Total revenues                              2,593            1,267            1,304

        Policyholder benefits                       2,116              831              837
        Operating expenses                            267              225              247
                                                -------------    -------------    -------------
        Total benefits and expenses                 2,383            1,056            1,084
                                                -------------    -------------    -------------
        Income from operations                        210              211              220
        Income tax expense                             65               63               73
                                                -------------    -------------    -------------

        Net income                            $       145     $        148     $        147
                                                =============    =============    =============

        Deposits for investment-type
          Contracts                           $       676     $        691     $        627
        Deposits to separate accounts               2,217            2,461            3,240

        Net income for Financial Services decreased $3 million or 2% in 2003 when compared to 2002. The results of operations for the life insurance and annuity business of CLINY and CLICA have been included in the Income Statement Data above for the period since the acquisition. The life insurance and annuity reinsurance transactions related to the CLAC reinsurance agreement have also been included in the above Income Statement Data.

        The impact of both of these transactions (Canada Life activity) on the Financial Services division results for 2003 was as follows:

                  [Millions]

                  Premiums                                $1,242
                  Fee income                                   3
                  Net investment income                      144
                  Net realized gains on inv                    2
                                                      ----------
                  Total revenues                           1,391

                  Policyholder benefits                    1,341
                  Operating expenses                          41
                                                       ---------
                  Total benefits and expenses              1,382
                  Income from operations                       9
                  Income taxes                                 2
                                                       ---------
                  Net income                                   7

        Net income for the Financial Services division (excluding the Canada Life activity discussed above) decreased $10 million or 7% from 2002. The decrease was primarily related to a decrease in interest margins on fixed or general account products (see discussion below) and poor mortality (death benefits exceed actuarial reserves released) experienced on the individual insurance lines in 2003.

        Net income for Financial Services remained stable in 2002 when compared to 2001. During 2002, the Company experienced lower sales in most of its product areas and higher termination rates. The weak U.S. equity markets also negatively impacted the Company. Offsetting these challenges was a decrease in operating expenses and effective management of investment margins on products which resulted in a relatively flat net income for the year.

        Total premiums including deposits to investment-type contracts and deposits to separate accounts decreased $352 million or 11% in 2003 (excluding the Canada Life activity mentioned above). Premiums and deposits decreased $218 million in the Individual Markets area where the Company has experienced negligible sales of the BOLI product in 2003. The remaining difference was due to lower cash flows in 2003 on the variable annuity products driven by lower single premium deposits or rollovers in the Great-West Retirement Services area from new plans.

        In 2002, total premiums including deposits to investment-type contract and deposits to separate accounts decreased $725 million or 18%. The decreases were driven by lower cash flows on annuity products and decreased BOLI sales in the Individual Markets area.

        Variable fee income fluctuates with changes in the U.S. equities markets as these fees are typically assessed on account balances. Variable fee income is also affected by fluctuations in the participant account balances associated with cash flows to and from the separate accounts, participation in plans and with the types of services offered. Fixed fees (or expense recoveries on annuities and insurance products) also fluctuate with changes in the participant or policyholder account balances due to cash flows, participation and services. Fees from third-party administration and recordkeeping services fluctuate with the number of participants and with services provided.

        Fee income in 2003 increased $6.5 million or 2.9% (excluding the Canada Life activity discussed above). Fee income represents a combination of variable fee income from separate accounts and fee income charged on fixed investment options for mortality and expense risks and fees for third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

        In 2002, fee income decreased $11 million or 5% from 2001. The decrease was primarily associated with the challenges experienced in the U.S. equities markets resulting in a decrease in the variable participant account balances. These fluctuations also had a negative impact on the net cash flows to separate accounts.

        Retirement services participant accounts, including third-party administration and institutional accounts, increased 5% in 2003 from 2,159,910 at December 31, 2002 to 2,265,713 at December 31, 2003.
        Although the area experienced a decrease of 117,000 participant accounts from one large case termination in the first quarter of 2003, this was offset by growth from sales and increased participation in existing case sales during 2003. In 2002 Retirement Services participant accounts decreased from 2,191,264 at the end of 2001 to 2,159,910 at the end of 2002. The decrease was due to the termination of one large institutional client during 2002.

        The term life insurance product marketed through banks and other financial institutions experienced significant growth over the past several years. Policies in force totaled 116,739, 74,080 and 38,813 in the years ended 2003, 2002 and 2001, respectively. Although the sales of term life insurance were improved in 2003 and 2002, the premiums on these policies are smaller and, therefore, were not a significant offset to the large decrease in BOLI premiums.

        During 2003, net investment income and realized gains excluding the impact of the Canada Life activity decreased $85 million or 10% from 2002. This decrease represented a drop in the net earned rate on investments from 6.88% in 2002 to 6.23% in 2003. Offsetting this decrease was a corresponding decrease in the interest rate credited on policyholder general account products.

        In 2002, net investment income and realized gains decreased $16 million or 2% from the previous year. The decrease represented a drop in the net earned rate on investments from 7.1% in 2001 to 6.88% in 2002.

        On fixed products or general account products, earnings are generated from the difference between the net investment income earned on investments and the amount credited to policyholders' or participants' accounts. This difference is referred to as the "interest margins" or "margins" on fixed assets.

        The amount of fixed annuity products in force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the balances in the separate accounts:

                                                       Retirement           Individual
                                                        Services              Markets
              Year ended        General Account         Separate             Separate
             December 31,       Annuity Reserves        Accounts             Accounts
           -----------------    -----------------    ----------------     ----------------
                 1999        $        4,969       $       11,425      $           843
           ----------------- -- ----------------- -- ---------------- --- ----------------
                 2000                 4,738               10,753                  950
           ----------------- -- ----------------- -- ---------------- --- ----------------
                 2001                 4,687               10,277                  945
           ----------------- -- ----------------- -- ---------------- --- ----------------
                 2002                 4,612                8,859                  808
           ----------------- -- ----------------- -- ---------------- --- ----------------
                 2003                 7,124               10,289                1,244
           ----------------- -- ----------------- -- ---------------- --- ----------------


        Total policyholder benefits decreased $51 million or 6% during 2003 excluding the impact of the Canada Life activity. In 2002 total policyholder benefits decreased $6 million or 1% from 2001. Total policyholder benefits represent benefits on insurance and annuity products, interest paid or credited to policyholder and participant accounts, dividends paid, and change in actuarial reserves.

        Total policyholder benefits fluctuate with the amount of interest credited to policyholder or participant account balances (see discussion on net investment income above), from differences between charges for mortality and actual death claims and from fluctuations in premiums and cash flows to and from general account products.

        At December 31, 2003 and 2002, the Company had $8.9 billion (including $1.6 billion for Canada Life) and $7.1 billion, respectively, of policy reserves on individual insurance on the balance sheet. The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:

                                                       As of December 31,
                                  -------------------------------------------------------------
               [Millions]           2003         2002         2001         2000         1999
           -------------------    ---------    ---------    ---------    ---------    ---------
             In force          $    67,645  $    50,605  $    50,769  $    46,631  $    43,831


        Excluding the impact of the Canada Life activity, operating expenses increased $1 million in 2003 and decreased in 2002 by $22 million. The division created expense synergies by focusing on overall effective expense management and by consolidating similar operational functions (the 401(k) and Public/Non-Profit retirement services areas) under common management.

        Outlook

        During 2003, the Financial Services division was successful in its efforts in bringing together multiple products and services under one name - Great-West Retirement Services. Efforts to capitalize on brand awareness continue.

        During 2002, the division had assumed responsibility for the marketing, sales and administration of the Company's 401(k) product. At the beginning of 2003, the division established a new, focused marketing strategy for the 401(k) product. A new customer relationship management model has been established with the continued goal of establishing stronger relationships with existing 401(k) customers and improving persistency.

        In 2003, the Company formed a strategic institutional relationship with Wells Fargo. The first phase of the relationship transferred the ownership of a Wells Fargo subsidiary, EMJAY Corporation (EMJAY), from Wells Fargo to the Company. EMJAY provides retirement plan services to third party external brokers, registered investment advisers, and other investment professionals. The Company believes that the combination of its existing recordkeeping platform and administrative services, coupled with EMJAY's known expertise for compliance and customer service, will provide a competitive advantage in the 401(k) market. In the second phase of the relationship with Wells Fargo, the Company will provide private-label recordkeeping services for non-annuity 401(k) plans and will offer annuity contracts for those small 401(k) plans desiring annuity investment options. The acquisition of EMJAY has resulted in an additional 68,000 participants in 2003.

        In 2003, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population.

        With the anticipated expansion of the economy, the Company also expects the BOLI market to grow and will continue to focus on its partnership with Clark Consulting.

E.      INVESTMENT OPERATIONS

        The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company works to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        A summary of the Company's general account invested assets follows:

                             [Millions]                             2003              2002
        -----------------------------------------------------   --------------    -------------
        Fixed maturities, available-for-sale, at fair value   $     13,137     $      10,371
        Equity investments, at fair value                              428                90
        Mortgage loans, on real estate                               1,886               417
        Real estate                                                      8                 4
        Short-term investments                                         852               710
        Policy loans                                                 3,389             2,964
                                                                --------------    -------------

             Total invested assets                            $     19,700     $      14,556
                                                                ==============    =============

        1. Fixed Maturities

           Fixed maturity investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities. The Company's strategy related to mortgage-backed and asset-backed securities is to focus on those investments with low prepayment risk and minimal credit risk. The Company does not invest in higher-risk collateralized mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

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

           At December 31, 2003, the Company had 19 bonds in default representing a carrying value of $18.4 million (0.1% of the total fixed maturity investment portfolio), compared to four bonds representing $24.3 million (0.2% of the total fixed maturity investment portfolio) for 2002.

           The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                             Credit Rating                          2003              2002
           --------------------------------------------------   --------------    -------------
           AAA                                                       54.3              58.9%
           AA                                                         8.7               8.9
           A                                                         16.0              15.2
           BBB                                                       18.4              14.4
           BB and below (non-investment grade)                        2.6               2.6
                                                                --------------    -------------

                TOTAL                                               100.0%            100.0%
                                                                ==============    =============

        2. Mortgage Loans

           During 2003, the mortgage loan portfolio increased 352% to $1,886 million, net of impairment reserves primarily as a result of the assets associated with the Indemnity Reinsurance Agreement entered into with CLAC as well as the assets associated with the acquisition of CLICA and CLINY.

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

           The average balance of impaired loans decreased to $29.6 million in 2003 compared with $31.2 million in 2002, and no property was acquired through foreclosure in 2003 or 2002. The low levels of problematic mortgage loans relative to the Company's overall balance sheet are due to the Company's active loan management program.

           Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to the Company are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2003 and 2002, the Company's mortgage loan portfolio included $34.9 million and $40.3 million, respectively, of non-impaired restructured loans.

        3. Other Investments

           Other investments consist primarily of policy loans and short-term investments. The Company anticipates limited participation in the real estate and equity markets during 2004.

        4. Derivatives

           The Company uses certain derivatives, such as futures, options, and swaps, for purposes of hedging interest rate, market and foreign exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits, and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board of Directors authorized derivative transactions are executed. In addition, the Company uses derivatives to synthetically create investments that are either more expensive to acquire, or otherwise unavailable, in the cash markets. Note 1 to the Consolidated Financial Statements contains a discussion of the Company's outstanding derivatives.

        5. Outlook

           The Company's investment portfolio is well positioned for the current interest rate environment. The portfolio is diversified and comprised of high quality, relatively stable assets. The Company took advantage of the steep yield curve in 2003, adding modestly to portfolio duration. Investment grade corporate securities and structured securities with moderate interest rate sensitivity were added to the investment portfolio. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.

F.      LIQUIDITY AND CAPITAL RESOURCES

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,040.5 million and $864.4 million as of December 31, 2003 and 2002, respectively. In addition, as of both December 31, 2003 and 2002, 97% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

        The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well-capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $96.4 million of commercial paper outstanding at December 31, 2003 compared with $96.6 million at December 31, 2002. The commercial paper has been given a rating of A-1+ by Standard & Poor's Corporation and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 20, 2048.

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

G.   OFF-BALANCE SHEET ARRANGEMENTS

        The Company does not have any off-balance sheet arrangements.

H.   OBLIGATIONS RELATING TO DEBT AND LEASES

                                 Payments due by period ($ millions)

                                 Less than        1-3        3-5      More than
                       Total       1 year       Years      Years      5 Years

                      --------   -----------   --------   --------   -----------

Long-term debt          200.0                     25.0                    175.0
Capital leases          129.2          25.6       62.5       41.1
                      --------   -----------   --------   --------   -----------
Total                   329.2          25.6       87.5       41.1         175.0
                      ========   ===========   ========   ========   ===========


I.      ACCOUNTING PRONOUNCEMENTS

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

        In April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement was effective January 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

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

        In January 2004, FASB reissued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" as FIN 46R. This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or
        b) insufficient control by equity investors. This guidance, as reissued, is effective for VIEs created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not have any investments or ownership in VIEs.

        In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SAFS No. 148). SAFS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SAFS No 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SAFS No. 123 to account for its stock-based employee compensation.

        In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS No. 149 and already effective, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

        In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company is currently evaluating the impact of adopting SOP 03-1 on its consolidated financial position and results of operations.

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

        The Company has estimated the possible effects on its investments of interest rate changes at December 31, 2003. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $641 million. This calculation uses projected asset cash flows, discounted back to December 31, 2003. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 2.88% to 8.79%.

                                Projected Cash Flows by Calendar Year

       [$ millions]                                                There-   Undiscounted   Fair
                         2004     2005     2006     2007    2008   after       Total       Value
                         ------   -----    -----    -----   ------ ------    -----------   -------
       Benchmark         2,817    2,634    2,517    2,041   1,907  7,850       19,767      15,464
       Interest rates
         up 1%           2,708    2,529    2,462    2,100   1,946  8,186       19,930      14,823

        The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $8.0 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (A
                wholly-owned subsidiary of GWL&A Financial Inc.)

              Consolidated Financial Statements for the Years Ended
                      December 31, 2003, 2002, and 2001 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Denver, Colorado
February 25, 2004

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

==============================================================================================
(Dollars in Thousands)

                                                               2003                 2002
                                                        -------------------  -------------------
ASSETS

INVESTMENTS:

  Fixed maturities, available-for-sale, at fair
  value
  (amortized cost $12,757,614 and $9,910,662 )       $       13,136,564    $      10,371,152
  Equity investments, at fair value (cost $407,797
    and $102,862)                                               427,810               90,188
  Mortgage loans on real estate (net of allowances
    of $31,889 and $55,654)                                   1,885,812              417,412
  Real estate                                                     7,912                3,735
  Policy loans                                                3,389,534            2,964,030
  Short-term investments, available-for-sale (cost
    $852,198 and $709,592)                                      852,198              709,804

                                                        -------------------  -------------------
                                                        -------------------  -------------------
     Total Investments                                       19,699,830           14,556,321
                                                        -------------------  -------------------
                                                        -------------------  -------------------

OTHER ASSETS:
  Cash                                                          188,329              154,600
  Reinsurance receivable:
    Related party                                             1,312,139                3,104
    Other                                                       262,685              238,049
  Deferred policy acquisition costs                             284,866              267,846
  Deferred ceding commission                                    285,165
  Investment income due and accrued                             165,417              133,166
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $32,329 and $42,144)                                        129,031               86,228
  Premiums in course of collection (net of
     allowances of $9,768 and $12,011)                           75,809               54,494
  Deferred income taxes                                         119,971               69,016
  Other assets                                                  754,160              754,869
SEPARATE ACCOUNT ASSETS                                      13,175,480           11,338,376
                                                        -------------------  -------------------


TOTAL ASSETS                                         $       36,452,882    $      27,656,069
                                                        ===================  ===================


==============================================================================================

                                                                      2003            2002
                                                                 ---------------  --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves:

      Related party                                            $    3,429,873   $      518,587
      Other                                                        15,220,205       11,732,627
    Policy and contract claims                                        418,930          378,995
    Policyholders' funds                                              368,076          299,730
    Provision for policyholders' dividends                             89,121           76,983
    Undistributed earnings on participating business                  177,175          170,456
GENERAL LIABILITIES:
    Due to GWL                                                         30,950           33,841
    Due to GWL&A Financial                                            175,691          171,416
    Repurchase agreements                                             389,715          323,200
    Commercial paper                                                   96,432           96,645
    Other liabilities                                                 994,608          850,757
SEPARATE ACCOUNT LIABILITIES                                       13,175,480       11,338,376
                                                                 ---------------  --------------
     Total Liabilities                                             34,566,256       25,991,613
                                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares authorized, 0 shares issued and outstanding Common stock, $1 par value; 50,000,000 shares

      authorized; 7,032,000 shares issued and outstanding               7,032            7,032
    Additional paid-in capital                                        722,365          719,709
    Accumulated other comprehensive income                            127,820          150,616
    Retained earnings                                               1,029,409          787,099
                                                                 ---------------  --------------
     Total Stockholder's Equity                                     1,886,626        1,664,456
                                                                 ---------------  --------------





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $   36,452,882   $   27,656,069
                                                                 ===============  ==============


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

==============================================================================================
(Dollars in Thousands)
                                                       2003            2002           2001
                                                   -------------   -------------  --------------

REVENUES:

  Premiums:

    Related party                               $    1,595,357  $       16,715  $      18,144
    Other (net of premiums ceded totaling
      $461,092, $83,789 and $82,028)                   657,540       1,103,380      1,185,495
  Fee income                                           840,072         883,562        947,255
  Net investment income                                988,400         919,365        934,756
  Net realized gains on investments                     39,560          41,626         46,825
                                                   -------------   -------------  --------------
                                                   -------------                  --------------
                                                     4,120,929       2,964,648      3,132,475
BENEFITS AND EXPENSES:

  Life and other policy benefits (net of
    reinsurance recoveries totaling
    $410,430,
    $50,974 and $40,144)                               573,976         936,215      1,029,495

  Increase in reserves:
    Related party                                    1,450,185          15,934         12,475
    Other                                               51,320          55,414         45,958
  Interest paid or credited to contractholders         514,846         498,549        530,027
  Provision for policyholders' share of
    earnings
    on participating business                            1,159           7,790          2,182
  Dividends to policyholders                            92,118          78,851         76,460
                                                   -------------   -------------  --------------
                                                   -------------   -------------  --------------
                                                     2,683,604       1,592,753      1,696,597

  Commissions                                          180,673         185,450        197,099
  Operating expenses                                   753,336         741,979        787,110
  Premium taxes                                         31,675          30,714         36,911
  Special charges                                                                     127,040
                                                   -------------   -------------  --------------
                                                   -------------   -------------  --------------
                                                     3,649,288       2,550,896      2,844,757
INCOME BEFORE INCOME TAXES                             471,641         413,752        287,718
PROVISION FOR INCOME TAXES:
  Current                                              173,181         126,222        136,965
  Deferred                                             (19,561)          3,993        (41,993)
                                                   -------------   -------------  --------------
                                                   -------------   -------------  --------------
                                                       153,620         130,215         94,972
                                                   -------------   -------------  --------------
                                                   -------------   -------------  --------------
NET INCOME                                      $      318,021  $      283,537  $     192,746
                                                   =============   =============  ==============

See notes to consolidated financial statements.



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

==============================================================================================
(Dollars in Thousands)
                                                                                Accumulated Other
                                                                                  Comprehensive
                                                                                  Income (Loss)
                                                                            ---------------------------
                                                                             Unrealized      Minimum
                                                               Additional      Gains         Pension
                                   Preferred      Common        Paid-in       (Losses)      Liability     Retained
                                     Stock        Stock         Capital          on        Adjustment     Earnings      Total
                                                                             Securities
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
BALANCES, JANUARY 1, 2001         $        0 $      7,032  $      717,704 $       33,672 $             $   669,021  $  1,427,429
   Net income                                                                                              192,746       192,746
   Other comprehensive income                                                     42,835                                  42,835
                                                                                                                      -----------
Total comprehensive income                                                                                               235,581
                                                                                                                      -----------
Dividends                                                                                                 (187,633)     (187,633)
Capital contributions adjustment
-
  Parent stock options                                            (12,098)                                               (12,098)
Income tax benefit on stock
   Compensation                                                     7,195                                                  7,195
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
BALANCES, DECEMBER 31, 2001                0        7,032         712,801        76,507                    674,134     1,470,474
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
   Net income                                                                                              283,537       283,537
   Other comprehensive income                                                    86,993       (12,884)                    74,109
                                                                                                                      -----------
Total comprehensive income                                                                                               357,646
                                                                                                                      -----------
Dividends                                                                                                 (170,572)     (170,572)
Income tax benefit on stock
   Compensation                                                     6,908                                                  6,908
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
BALANCES, DECEMBER 31, 2002                0        7,032         719,709       163,500       (12,884)     787,099     1,664,456
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
   Net income                                                                                              318,021       318,021
   Other comprehensive income                                                   (26,369)         3,573                   (22,796)
                                                                                                                      -----------
Total comprehensive income                                                                                               295,225
                                                                                                                      -----------
Dividends                                                                                                   (75,711)     (75,711)
Income tax benefit on stock
   compensation                                                     2,656                                                  2,656
                                   ----------   -----------    -----------  -------------  ------------   ----------  -----------
BALANCES, DECEMBER 31, 2003       $        0 $      7,032  $      722,365 $     137,131  $     (9,311)    1,029,409 $  1,886,626
                                   ==========   ===========    ===========  =============  ============   ==========  ===========



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

==============================================================================================
(Dollars in Thousands)

                                                       2003            2002            2001
                                                   --------------  -------------   -------------
OPERATING ACTIVITIES:
  Net income                                     $     318,021   $     283,537  $      192,746
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Earnings allocated to participating
        policyholders                                    1,159           7,790           2,182
      Amortization of investments                      (64,126)        (76,002)        (82,955)
      Net realized gains on investments                (39,560)        (41,626)        (46,825)
      Depreciation and amortization (including
        goodwill impairment in 2001)                    59,375          37,639          62,101
      Deferred income taxes                            (19,561)          3,993         (41,993)
      Stock compensation adjustment                                                    (12,098)
  Changes in assets and liabilities, net of effects from acquisitions:

      Policy benefit liabilities                       516,019         622,854         334,025
      Reinsurance receivable                           (13,064)         41,199         (48,384)
      Receivables                                      (23,724)         89,686         153,350
      Bank overdrafts                                   32,068         (41,901)        (29,121)
      Other, net                                       (26,405)       (159,562)        157,228
                                                   --------------  -------------   -------------
        Net cash provided by operating           $     740,202   $     767,607  $      640,256
        activities
                                                   --------------  -------------   -------------


                                                                                   (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Dollars in Thousands)
================================================================================================
================================================================================================

                                                        2003           2002            2001
                                                   --------------- -------------   -------------
                                                   --------------- -------------   -------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities and
    redemptions of investments:
    Fixed maturities available-for-sale:
           Sales                                 $   7,852,152       5,729,919  $    5,201,692
           Maturities and redemptions                6,033,863       1,456,176       1,244,547
    Mortgage loans                                     188,341         210,224         224,810
    Real estate                                          3,012           3,570
    Equity investments                                  86,908           2,798          38,331

  Purchases of investments:

    Fixed maturities available-for -sale           (14,265,107)     (7,369,364)     (6,878,213)
    Mortgage loans                                      (5,500)
    Real estate                                         (6,190)         (2,768)         (3,124)
    Equity investments                                (369,650)        (29,690)        (27,777)
    Corporate owned life insurance                                                    (100,000)
  Other, net                                            96,155         (77,769)         95,808
  Acquisitions, net of cash acquired                  (128,636)
=================================================  --------------- -------------   -------------
          Net cash used in investing activities  $    (514,652)        (76,904) $     (203,926)
                                                   --------------- -------------   -------------
                                                   --------------- -------------   -------------

================================================================================================





                                                                          (Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001,
==============================================================================================
(Dollars in Thousands)

                                                      2003            2002            2001
                                                  --------------  --------------  --------------
                                                                  --------------  --------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits         $    (180,346)  $    (599,724)  $    (483,285)
  Due to GWL                                           (6,341)         (8,033)         (1,207)
  Due to GWL&A Financial                                4,275         (43,415)         45,245
  Dividends paid                                      (75,711)       (170,572)       (187,633)
  Net commercial paper repayments                        (213)           (401)           (585)
  Net repurchase agreements borrowings                 66,515          72,311         250,889
                                                                  --------------
                                                  --------------  --------------  --------------
     Net cash used in financing activities           (191,821)       (749,834)       (376,576)
                                                  --------------  --------------  --------------

NET INCREASE (DECREASE)  IN CASH                       33,729         (59,131)         59,754

CASH, BEGINNING OF YEAR                               154,600         213,731         153,977
                                                  --------------  --------------  --------------

CASH, END OF YEAR                               $     188,329   $     154,600   $     213,731
                                                  ==============  ==============  ==============
                                                  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:

    Income taxes                                $     144,273   $     164,863   $      59,895
    Interest                                           16,155          16,697          17,529

Non-cash financing activity:
  Effect on capital - Parent stock options                                            (12,098)


See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
================================================================================
(Amounts in Thousands, except Share Amounts)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization - Great-West Life & Annuity Insurance Company (the Company) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco, Inc. (Lifeco or the Parent). The Company offers a wide range of life insurance, health insurance, and retirement and investment products to individuals, businesses, and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

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

      Certain reclassifications have been made to the 2002 and 2001 financial statements and related footnotes to conform to the 2003 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

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

           The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired loans. Management's judgement is based on past loss experience, current and projected economic conditions and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

      3. Real estate is carried at cost. The carrying value of real estate is subject to periodic evaluation of recoverability.

      4. Equity investments are carried at fair value with net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity. The Company classifies its equity investments not accounted for under the equity method as available-for-sale. The Company uses the equity method of accounting for investments in which it has more than a minority interest, has influence in the entity's operating and financial policies, but does not have a controlling interest.

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

      Internal Use Software - Capitalized internal use software development costs of $68,244 and $55,363 are included in other assets at December 31, 2003 and 2002, respectively. The Company capitalized, net of depreciation, $12,881, $10,448, and $6,896 of internal use software development costs for the years ended December 31, 2003, 2002 and 2001, respectively.

      Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $60,288, $38,707 and $44,096, in 2003, 2002 and 2001, respectively.

      Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, open-end management investment companies which are affiliates of the Company, shares of other non-affiliated mutual funds, and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges.

      Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $12,111,180 and $8,029,337 at December 31, 2003 and 2002, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $6,215,416 and $4,152,594 at December 31, 2003 and 2002, respectively, are established at the contractholder's account value.

      Reinsurance - Policy reserves ceded to other insurance companies are carried as reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies (see Note 5).

      Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

      Participating Fund Account - Participating life and annuity policy reserves are $5,875,033 and $4,947,081 at December 31, 2003 and 2002,
      respectively. Participating business approximates 34.3%, 24.8% and 25.8% of the Company's ordinary life insurance in force and 66.4%, 80.2% and 85.4% of ordinary life insurance premium income for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      The Company has also established a Participation Fund Account (PFA) for the benefit of the participating policyholders previously transferred to the Company from The Great-West Life Assurance Company (GWL) under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA, net of a management fee paid to the Company, accrue solely for the benefit of the transferred participating policyholders.

      Repurchase Agreements and Securities Lending - The Company enters into repurchase agreements with third-party broker/dealers in which it sells securities and agrees to repurchase substantially similar securities at a specified date and price. Such agreements are accounted for as collateralized borrowings. Interest expense on repurchase agreements is recorded at the coupon interest rate on the underlying securities. The repurchase fee is amortized over the term of the related agreement and recognized as an adjustment to net investment income.

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

      Derivatives - The Company makes limited use of derivative financial instruments to manage interest rate, market, and foreign exchange risk associated with invested assets. Derivatives are not used for speculative purposes. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance on derivative financial instruments have occurred or are expected to occur. Derivative instruments typically used consist of interest rate swap agreements, credit default swaps, interest rate floors and caps, foreign currency exchange contracts, options and interest rate futures.

      Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa, to convert from a fixed rate to a floating rate. Credit default swaps may be used in conjunction with another purchased security to reproduce the investment characteristics of a cash investment in the same credit. Interest rate floors and caps are interest rate protection instruments that require the payment by a counter party to the Company of an interest rate differential only if interest rates fall or rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Written call options are used in conjunction with interest rate swap agreements to effectively convert convertible, fixed rate bonds to non-convertible variable rate bonds as part of the Company's overall asset/liability matching program. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments.

      The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions, are a combination of a derivative and a cash security to synthetically create a third replicated security. As of December 31, 2003, the Company has one such security that has been created through the combination of a credit default swap and U.S. Government Agency security. These derivatives do not qualify as hedges and therefore, changes in fair value are recorded in earnings.

      Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS 133 resulted in an approximate $1,000 after-tax increase to accumulated comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity.

      The Statements, as subsequently amended by SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and changes in fair value of derivatives not qualifying for hedge accounting are recognized in net investment income.

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

      Hedge ineffectiveness of $125 and $177, determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the years ended December 31, 2003 and 2002, respectively.

      Derivative gains and losses included in accumulated other comprehensive income (OCI) are reclassified into earnings at the time interest income is recognized. Derivative gains of $1,024 and $563 were reclassified to net investment income in 2003 and 2002, respectively. The Company estimates that $975 of net derivative gains included in OCI will be reclassified into net investment income within the next twelve months.

      Recognition of Premium and Fee Income and Benefits and Expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 5.2%, 5.9%, and 6.1%, in 2003, 2002 and 2001.

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

      Stock Options - The Company applies the intrinsic value measurement approach under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), to stock-based compensation awards to employees, as interpreted by AIN-APB 25 and amended by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) as it relates to accounting for stock options granted by the Parent to employees of the Company (see Note 14).

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

      Business Combinations - On June 29, 2001, Statement of Financial Accounting Standards (SFAS) FAS No.141, "Business Combinations" (SFAS No.141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No.141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

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

      Selected Loan Loss Allowance Methodology - In July 2001, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB No. 102). SAB No. 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB No. 102 by the Company did not have a material impact on the Company's financial position or results of operations.

      Long Lived Assets - In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
      144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

      Technical Corrections - In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

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

      In January 2004, FASB reissued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" as FIN 46R. This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance, as reissued, is effective for VIEs created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not have any investments or ownership in VIEs.

      In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SAFS No. 148). SAFS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SAFS No 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SAFS No. 123 to account for its stock-based employee compensation.

      In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS No. 149 and already effective, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

      In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits ("GMDB"), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company is currently evaluating the impact of adopting SOP 03-1 on its consolidated financial position and results of operations.

2. ACQUISITIONS, DIVESTITURES AND SPECIAL CHARGES

      On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (Canada Life). Canada Life is a Canadian based holding company that is the owner of insurance companies with businesses principally in Canada, the United Kingdom, the United States and Ireland. On December 31, 2003 Canada Life sold two direct wholly-owned subsidiaries, Canada Life Insurance Company of New York (CLINY) and Canada Life Insurance Company of America (CLICA) to the Company for cash in the amount of $235 million. These acquisitions have been accounted for as a "reorganization of businesses under common control" and, accordingly the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY from July 10, 2003 through December 31, 2003 are included in the Company's financial statements. CLINY and CLICA sell individual and group insurance and annuity products in the United States. Since the time of its acquisition by Lifeco, Canada Life's insurance and annuity businesses in the United States, including that conducted by its U.S. branch, have been managed by the Company whereby it provides certain corporate and operational administrative services for which it receives a fee. In the United States, Canada Life's subsidiary insurance companies' business includes individual and group insurance and annuity products.

      The Company recorded as of December 31, 2003, the following as a result of the acquisition (net of the $235 million purchase price) CLICA and CLINY:

      Assets                                        Liabilities and Stockholder's Equity
      --------------------------------------------  --------------------------------------------
      Fixed maturities           $     1,937,218    Policy reserves          $   2,991,407
      Equity investments                  23,680    Policyholders' funds             2,407
      Mortgage loans                   1,145,494    Policy and contract                899
                                                    claims

      Real estate                            550    Provision for

                                                       policyholders'                2,800
                                                    dividends
      Policy loans                        13,621    Other liabilities              439,439
                                                                               -----------------
      Short-term investments              65,537        Total liabilities        3,436,952
      Cash                              (232,803)
      Investment income                             Accumulated other
         due and accrued                  32,147       comprehensive income        (14,433)
      Other assets                       439,864    Retained earnings                2,789
                                                        Total stockholder's        (11,644)
                                                    equity

                                    --------------                             -----------------
                                 $     3,425,308                             $   3,425,308
                                    ==============                             =================

      The Company's statement of operations for the year ended December 31, 2003 includes the following related to CLICA and CLINY for the period from July 10, 2003 to December 31, 2003:

      Total revenues             $       105,868

      Benefits                            92,193
      Operating expenses                   9,385
                                    --------------
      Total benefits and                 101,578
      expenses

                          Income from operations 4,290

      Income taxes                         1,501
                                    --------------
      Net income                 $         2,789
                                    ==============


      On August 31, 2003, the Company and The Canada Life Assurance Company
      (CLAC), a wholly owned subsidiary of Canada Life, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. Branch. The Company recorded $1,427 million in premium income and increase in reserves associated with these policies. The Company recorded, at fair value, the following at August 31, 2003 as a result of this transaction:

      Assets                                        Liabilities and Stockholder's Equity
      --------------------------------------------  ---------------------------------------
      Fixed Maturities           $       635,061    Policy reserves       $    2,926,497
      Mortgage loans                     451,725    Policy and contract           45,229
                                                    claims

      Policy loans                       278,152    Policyholders' funds          65,958
      Reinsurance receivable           1,320,636
      Deferred policy
      acquisition costs acquired         313,364
      Investment income

       due and accrued                    17,280
      Premiums in course of
      collection                          21,466
                                    --------------                           --------------
                                    --------------                           --------------
                                 $     3,037,684                          $    3,037,684
                                    ==============                           ==============

      The reinsurance receivable relates to the amount due the Company for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable will be the interest and other investment returns earned net of realized gains and losses on a segregated pool of investments of the CLAC's U.S. branch. Pursuant to an interpretation of SFAS 133, the Company has identified an embedded derivative for the Company's exposure to interest rate and credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting the Company's net income increased $5.7 million.

      On July 8, 1998, the Company acquired Alta Health & Life Insurance Company
      (Alta). During 1999 and 2000, the Alta business continued to be run as a free-standing unit but was converted to the Company's system and accounting processes. This conversion program resulted in significant issues related to pricing, underwriting and administration of the Alta business. The Company decided to discontinue writing new Alta business and that all Alta customers will be moved to its contracts over time. All Alta sales and administration staff have become employees of the Company and the underwriting functions are being conducted by its underwriting staff. In the second quarter of 2001, the Company recorded a $127 million special charge ($80.9 million, net of tax) related to its decision to cease marketing the Alta products. The principal components of the charge included $46 million for premium deficiency reserves, $29 million for premium receivables, $28 million for uninsured accident and health plan claim receivables and $24 million for goodwill and other.

3. RELATED-PARTY TRANSACTIONS

      The Company performs administrative services for the U.S. operations of GWL and, beginning in 2003, the U.S. operations of Canada Life. Beginning in 2002, the Company performs investment services for London Reinsurance Group, an indirect subsidiary of GWL. The Company also manages the U.S. businesses of Canada Life, providing administrative and operational services. The following represents revenue from related parties for services provided pursuant to these service agreements. These amounts, in accordance with the terms of the various contracts, are based upon management's best estimate of actual costs incurred and resources expended based upon the number of policies, certificates in force and/or administered assets.

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2003           2002           2001
                                                    -------------  -------------  -------------

     Investment management revenue               $      3,355    $       892    $       186
     Administrative and underwriting revenue            1,859            860          1,043

                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
     Total                                       $     5,214     $     1,752    $     1,229
                                                    =============  =============  =============

      At December 31, 2003 and 2002, due to GWL includes $5,612 and $8,503 due on demand and, at each date, $25,338 of a note payable which matures on October 1, 2006. The note may be prepaid in whole or in part at any time without penalty. The issuer may not demand payment before the maturity date. The amounts due on demand to GWL bear interest at the public bond rate (4.59% and 4.75% at December 31, 2003 and 2002, respectively). The note payable bears interest at 5.4%.

      At December 31, 2003 and 2002, due to GWL&A Financial includes $656 and $(3,619) due on demand and, at each date, $175,035 of a subordinated note payable. The note, which was issued in 1999, bear interest and mature on June 30, 2048. Payments of principal and interest under this subordinated note shall be made only with prior written approval of the Commissioner of Insurance of the State of Colorado. Payments of principal and interest on this subordinated note are payable only out of surplus funds of the Company and only at such time as its financial condition is such that at the time of payment of principal or interest, its statutory surplus after the making of any such payment would exceed the greater of $1,500 or 1.25 times the company action level amount as required by the most recent risk based capital calculations. The amounts due on demand to GWL&A Financial bear interest at the public bond rate (4.59% and 4.75% at December 31, 2003 and 2002, respectively). The note payable bears interest at 7.25%.

      Interest expense attributable to these related party obligations was $14,345, $14,976 and $14,732 for the years ended December 31, 2003, 2002 and 2001, respectively.

4. ALLOWANCES ON POLICYHOLDER RECEIVABLES

      Amounts receivable for accident and health plan claims and premiums in the course of collection are generally uncollateralized. Such receivables are from a large number of policyholders dispersed throughout the United States and throughout many industry groups.

      The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

      Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:

                                                        2003            2002           2001
                                                    -------------   -------------  -------------
     Balance, beginning of year                   $     42,144   $      53,431   $     34,700
     Amounts acquired by reinsurance                                     6,207
     Provisions charged (reversed) to operations         1,460          (7,544)        50,500
     Amounts written off - net                         (11,275)         (9,950)       (31,769)
                                                    -------------
                                                    -------------   -------------  -------------
     Balance, end of year                         $     32,329   $      42,144   $     53,431
                                                    =============   =============  =============



      Activity in the allowance for premiums in course of collection is as follows:

                                                        2003            2002           2001
                                                    -------------   -------------  -------------

     Balance, beginning of year                   $     12,011   $      22,217   $     18,700
     Amounts acquired by reinsurance                                     1,600
     Provisions charged (reversed) to operations         1,889          (5,729)        29,642
     Amounts written off - net                          (4,132)         (6,077)       (26,125)
                                                    -------------   -------------  -------------
     Balance, end of year                         $      9,768   $      12,011   $     22,217
                                                    =============   =============  =============

5. REINSURANCE

      In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum liability of $1,500 of coverage per individual life.

      In addition to the Indemnity Reinsurance Agreement entered into with CLAC (see Note 2), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited (Allianz) to cede 90% of direct written group health stop-loss and excess loss activity. This Allianz agreement was retroactive to January 1, 2003. The net cost of the Allianz agreement was charged

      Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2003 and 2002, the reinsurance receivables had carrying values of $1,574,824 and $241,153, respectively.

      The following schedule details life insurance in force and life and accident/health premiums:


                                                                                    Percentage
                                                                                     of Amount
                                         Reinsurance    Reinsurance                   Assumed
                             Direct         Ceded         Assumed         Net          To Net
                          -------------  -------------  ------------- -------------  -----------
     December 31, 2003:
       Life insurance in force:
         Individual     $ 49,590,015   $ 16,483,477   $ 18,054,587   $ 51,161,125      35.3%
         Group            49,150,866         18,941     53,570,393     102,702,318     52.2%
                          -------------  -------------  -------------  -------------
          Total         $ 98,740,881   $ 16,502,418   $ 71,624,979   $ 153,863,442
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    459,039   $     30,138   $  1,184,332   $  1,613,233      73.4%
                             678,516        423,592        321,996        576,920      55.8%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,137,555   $    453,730   $  1,506,328   $  2,190,153
                          =============  =============  =============  =============

     December 31, 2002:
       Life insurance in force:
         Individual     $ 43,324,059   $ 12,786,783   $  7,280,731   $ 37,818,007      19.3%
         Group            51,385,610                     7,186,698     58,572,308      12.3%
                          -------------  -------------  -------------  -------------
          Total         $ 94,709,669   $ 12,786,783   $ 14,467,429   $ 96,390,315
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    312,388   $     40,582   $     41,245   $    313,051      13.2%
                             728,972         43,047        128,820        814,745      15.8%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,041,360   $     83,629   $    170,065   $  1,127,796
                          =============  =============  =============  =============

     December 31, 2001:
       Life insurance in force:
         Individual     $ 43,370,006   $  8,330,282   $  7,399,250   $ 42,438,974      17.4%
         Group            56,650,090                     9,888,796     66,538,886      14.9%
                          -------------  -------------  -------------  -------------
          Total         $ 100,020,096  $  8,330,282   $ 17,288,046   $ 108,977,860
                          =============  =============  =============  =============

       Premium Income:

         Life insurance $    384,688   $     32,820   $     37,442   $    389,310       9.6%
                             830,970         49,001         42,750        824,719       5.2%
     Accident/health

                          -------------  -------------  -------------  -------------
          Total         $  1,215,658   $     81,821   $     80,192   $  1,214,029
                          =============  =============  =============  =============




6.    NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

      Net investment income is summarized as follows:

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2003           2002           2001
                                                    -------------  -------------  -------------
     Investment income:
       Fixed maturities and short-term           $     697,209   $    673,825   $    693,573
         investments
       Equity investments                                4,703          3,272          4,882
       Mortgage loans on real estate                    84,532         48,625         69,237
       Real estate                                       1,434          2,815          1,113
       Policy loans                                    195,633        209,608        200,533
       Other                                            37,254          5,236          3,766
                                                    -------------  -------------  -------------
                                                     1,020,765        943,381        973,104
     Investment expenses, including interest on
       amounts charged by the related parties
       of  $14,345, $14,976 and $14,732                 32,365         24,016         38,348
                                                    -------------  -------------  -------------
     Net investment income                       $     988,400   $    919,365   $    934,756
                                                    =============  =============  =============

      Net realized gains (losses) on investments are as follows:

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2003           2002           2001
                                                    -------------  -------------  -------------
     Realized gains (losses):

       Fixed maturities                          $      26,621   $     33,455   $     32,116
       Equity investments                                1,013          1,639         13,052
       Mortgage loans on real estate                     3,159          1,493          1,657
       Real estate                                        (248)
       Provisions                                        9,015          5,039
                                                    -------------
                                                    -------------  -------------  -------------
     Net realized gains on investments           $      39,560   $     41,626   $     46,825
                                                    =============  =============  =============


7. SUMMARY OF INVESTMENTS

      Fixed maturities owned at December 31, 2003 are summarized as follows:

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $  1,112,972 $    27,273  $     1,992   $ 1,138,253  $ 1,138,253
     U.S. Government ABS         461,185       21,490          232       482,443      482,443
     U.S. Government MBS         520,629        5,521          123       526,027      526,027
     U.S. Government Other      1,052,061      17,747       17,981     1,051,827    1,051,827
     Credit tenant loans         128,931       11,717          265       140,383      140,383
     State and                  1,133,234      79,323        4,204     1,208,353    1,208,353
     municipalities
     Foreign government           58,211        1,191          940        58,462       58,462
     Corporate bonds            4,107,100     238,908       84,306     4,261,702    4,261,702
     Mortgage backed
       securities - CMO          353,750       15,914        1,315       368,349      368,349
     Public utilities           1,156,156      61,015       20,248     1,196,923    1,196,923
     Asset backed securities    2,272,648      64,538       33,751     2,303,435    2,303,435
     Derivatives                   1,838                     3,805        (1,967)      (1,967)
     Collateralized mortgage
       obligation                398,899        3,605          130       402,374      402,374
                                ----------   ----------   -----------  -----------  -----------
                             $  12,757,614$   548,242  $   169,292   $ 13,136,564 $ 13,136,564
                                ==========   ==========   ===========  ===========  ===========



      Fixed maturities owned at December 31, 2002 are summarized as follows:

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $  1,304,614 $    43,929  $             $ 1,348,543  $ 1,348,543
     U.S. Government ABS         491,183       16,310        1,785       505,708      505,708
     U.S. Government MBS         385,764        5,957          149       391,572      391,572
     U.S. Government Other       445,281       19,589            4       464,866      464,866
     Credit tenant loans         104,648       11,081                    115,729      115,729
     State and                  1,019,049     100,256          194     1,119,111    1,119,111
     municipalities
     Foreign government           42,182        1,038           61        43,159       43,159
     Corporate bonds            2,771,977     182,787       53,534     2,901,230    2,901,230
     Mortgage backed
       Securities - CMO           96,776       16,170           18       112,928      112,928
     Public utilities            698,365       44,334       11,369       731,330      731,330
     Asset backed securities    2,138,025      86,261       27,089     2,197,197    2,197,197
     Derivatives                  (3,422)      15,343                     11,921       11,921
     Collateralized mortgage
       obligation                416,220       11,638                    427,858      427,858
                                ----------   ----------   -----------  -----------  -----------
                             $  9,910,662 $   554,693  $    94,203   $ 10,371,152 $ 10,371,152
                                ==========   ==========   ===========  ===========  ===========

      The collateralized mortgage obligations consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and expected average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities are adjusted by such prepayments.

      See Note 9 for additional information on policies regarding estimated fair value of fixed maturities.

      The amortized cost and estimated fair value of fixed maturity investments at December 31, 2003, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized       Estimated
                                                 Cost         Fair Value

                                             --------------  --------------
     Due in one year or less              $       684,947  $      710,287
     Due after one year through five            3,351,405       3,495,805
     years
     Due after five years through ten           1,660,758       1,743,056
     years
     Due after ten years                        1,940,424       1,966,535
     Mortgage backed securities                 2,386,248       2,435,003
     Asset backed securities                    2,733,832       2,785,878
                                             --------------  --------------
                                          $    12,757,614  $   13,136,564
                                             ==============  ==============

      Proceeds from sales of securities available-for-sale were $7,852,152, $5,729,919, and $5,201,692 during 2003, 2002 and 2001, respectively. The realized gains on such sales totaled $72,815, $45,315 and $42,299 for 2003, 2002 and 2001, respectively. The realized losses totaled $43,214, $10,410, and $10,186 for 2003, 2002 and 2001, respectively.

      At December 31, 2003 and 2002, pursuant to fully collateralized securities lending arrangements, the Company had loaned $193,200 and $284,990 of fixed maturities, respectively.

      The Company makes limited use of derivative financial instruments to manage interest rate, market, credit and foreign exchange risk.

      The following tables summarize the derivative financial instruments:

                                   Notional             Strike/Swap
     December 31, 2003              Amount                 Rate                   Maturity
     --------------------------  -------------  ----------------------------  -----------------
     Interest Rate Caps        $     617,000          7.91% - 11.65%           02/04 - 01/05
     Interest Rate Swaps             331,334           1.03% - 4.50%           01/04 - 11/09
     Credit Default Swaps            171,310                N/A                10/05 - 11/07
     Foreign Currency
       Exchange Contracts             27,585                N/A                06/05 - 11/06
     Options  Calls                   92,700              Various               05/04 -03/07
              Puts                    15,000              Various              03/07 - 03/07
     Total Return Swap -
     Receivable for
     Coinsurance with Funds        1,309,160             Variable              Indeterminate
     Withheld


                                   Notional            Strike/Swap
     December 31, 2002              Amount                Rate                  Maturity
     --------------------------  -------------  --------------------------  ------------------
     Interest Rate Caps        $   1,122,000         7.64% - 11.65%           02/03 - 01/05
     Interest Rate Swaps             400,188          1.26% - 4.75%           02/03 - 11/09
     Credit Default Swaps            128,157               N/A                02/03 - 11/07
     Foreign Currency
       Exchange Contracts             27,585               N/A                06/05 - 11/06
     Options  Calls                  191,200             Various              05/04 - 06/07
              Puts                    15,000             Various              03/07 - 03/07

      The following is information with respect to impaired mortgage loans:
                                                                    2003             2002
                                                                --------------   --------------
                                                                --------------   --------------
     Loans, net of related allowance for credit losses of
       $19,542 and $20,917                                    $        7,680  $         8,200
     Loans with no related allowance for credit losses                                  2,638
     Average balance of impaired loans during the year                29,633           31,243
     Interest income recognized (while impaired)                       1,350            2,007
     Interest income received and recorded (while impaired)
       using the cash basis method of recognition                      1,405            2,249

      As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $34,880 and $40,302 at December 31, 2003 and 2002, respectively.

      The following table presents changes in the allowance for credit losses:

                                                        2003           2002           2001
                                                    -------------  -------------  -------------
                                                                   -------------

     Balance, beginning of year                  $      55,654   $     57,654   $     61,242
     Provision (credits)                                (9,817)        (3,588)
     Charge-offs                                       (15,766)          (139)        (3,588)
     Recoveries                                          1,818          1,727
                                                                   -------------
                                                    -------------  -------------  -------------
     Balance, end of year                        $      31,889   $     55,654   $     57,654
                                                    =============  =============--=============

      The carrying value of the Company's equity investments was $427,810 and $90,188 at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company has invested $130,473 in an exchange-traded fund which invests in corporate debt securities. Upon redemption of the equity ownership, the Company has the option of receiving the debt securities or the redemption value of the investment. At December 31, 2003, the Company has invested $216,610 in limited partnerships and limited liability corporations .

      The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2003 and 2002 were $128,341 and $16,689, respectively.

8. COMMERCIAL PAPER

      The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit. At December 31, 2003, commercial paper outstanding in the amount of $96,432 had maturities ranging from 9 to 86 days and interest rates ranging from 1.18% to 1.2%. At December 31, 2002, commercial paper outstanding in the amount of $96,645 had maturities from 3 to 66 days and interest rates ranging from 1.40% to 1.88%.

9. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                           December 31,
                                     ----------------------------------------------------------
                                                2003                          2002
                                     ----------------------------  ----------------------------
                                       Carrying      Estimated       Carrying      Estimated
                                        Amount       Fair Value       Amount       Fair Value
                                     -------------  -------------  -------------  -------------
     ASSETS:

        Fixed maturities and
          short-term investments  $   13,988,762  $ 13,988,762   $  11,080,956  $ 11,080,956
        Mortgage loans on real
          estate                       1,885,812     1,871,373         417,412       429,907
        Policy loans                   3,389,534     3,389,534       2,964,030     2,964,030
        Equity investments               427,810       427,810          90,188        90,188
        Reinsurance receivables        1,574,824     1,574,824         241,153       241,153

     LIABILITIES:

        Annuity contract reserves
          without life                 6,552,507     6,640,677       4,152,594     4,228,080
          contingencies
        Policyholders' funds             368,076       368,076         299,730       299,730
        Due to GWL                        30,950        32,591          33,841        35,316
        Due to GWL&A Financial           175,691       178,421         171,416       173,376
        Commercial paper                  96,432        96,432          96,645        96,645
        Repurchase agreements            389,715       389,715         323,200       323,200

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

      The estimated fair value of fixed maturities and equity investments that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities and equity investments not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. Fair values of derivatives in the amounts of $(1,967) and $11,921 at December 31, 2003 and 2002, respectively, consisting principally of interest rate swaps, are included in fixed maturities.

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

      Policy loans accrue interest generally at variable rates with no fixed maturity dates and therefore, estimated fair value approximates carrying value.

      The estimated fair value and carrying amount of reinsurance receivables includes $20,416 representing the estimated fair value of the total return swap, which is an embedded derivative associated with the Company's reinsurance receivable under its coinsurance with funds withheld agreement with the U.S. branch of CLAC. Valuation of the total return swap is based on the estimated fair value of the segregated pool of assets from which the Company derives its return on the reinsurance receivable.

      The estimated fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts utilizing current crediting rates for similar products.

      The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

      The estimated fair value of due to GWL is based on discounted cash flows at current market rates on high quality investments.

      The fair value of due to GWL&A Financial reflects the last trading price of the subordinated notes in the public market at December 31, 2003.

      The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

      The estimated fair value of over-the-counter derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors. Included in fixed maturities are derivative financial instruments with a net liability position of $1,967 in 2003 and a net asset position of $11,921 in 2002. Included in the net asset position for foreign currency exchange contracts are $7,464 and $2,518 of liabilities in 2003 and 2002, respectively.

10. EMPLOYEE BENEFIT PLANS

      The following table summarizes changes for the years ended December 31, 2003, 2002 and 2001 in the benefit obligations and in plan assets for the Company's defined benefit pension plan and post-retirement medical plan.

                                                                         Post-Retirement
                                         Pension Benefits                 Medical Plan
                                    ----------------------------   ----------------------------
                                     2003      2002      2001       2003      2002      2001
                                    --------  --------  --------   -------   --------  --------
     Change in projected benefit
     obligation
     Benefit obligation at        $ 186,047 $ 150,521 $ 140,563 $  31,242 $  57,861  $ 33,018
     beginning of year
     Service cost                    8,269     8,977     8,093     2,046     3,516     3,331
     Interest cost                  12,275    11,407     9,718     2,269     3,138     3,303
     Acquisition of new employees                                                      7,823
     Amendments                                  827                         (22,529)
     Actuarial (gain) loss          12,746    20,679    (2,640)    9,614     (9,814)   11,401
     Benefits paid                  (6,374)   (6,364)   (5,213)    (1,066)    (930)    (1,015)
                                    --------  --------  --------   -------   --------  --------
                                    --------  --------  --------   -------   --------  --------
     Benefit obligation at end    $ 212,963 $ 186,047 $ 150,521 $  44,105 $  31,242  $ 57,861
     of year
                                    ========  ========  ========   =======   ========  ========


     Change in plan assets

     Fair value of plan assets
     at
       Beginning of year          $ 163,316 $ 187,661 $ 193,511 $         $          $
     Actual return on plan assets   32,377    (17,981)    (637)
     Benefits paid                  (6,374)   (6,364)   (5,213)
                                    --------  --------  --------   -------   --------  --------
     Fair value of plan assets      189,319   163,316   187,661
     at end of year
                                    --------  --------  --------   -------   --------  --------

     Funded (unfunded) status       (23,643)  (22,730)  37,140     (44,105)  (31,242)  (57,861)
     Unrecognized net actuarial     41,777    51,943    (1,499)    13,715    4,361     14,659
     (gain) loss
     Unrecognized prior service      2,095     2,727     2,533     (8,679)   (9,392)   9,326
     cost
     Unrecognized net obligation
     or (asset)
       at transition                (12,113)  (13,627)  (15,142)                       12,120
     Acquisition of GenAm                                                              (7,823)
     employees
                                    --------  --------  --------   -------   --------  --------
     Prepaid (accrued) benefit       8,116    18,313    23,032     (39,069)  (36,273)  (29,579)
     cost
     Additional minimum liability   (16,419)  (22,549)
                                    --------  --------  --------   -------   --------  --------
     Prepaid benefit cost/

       (accrued benefit             (8,303)   (4,236)   23,032     (39,069)  (36,273)  (29,579)
     liability)
     Intangible asset                2,095     2,727
     Accumulated other
     comprehensive
       income adjustments           14,324    19,822
                                    --------  --------  --------   -------   --------  --------
     Net amount recognized        $  8,116  $ 18,313  $ 23,032  $  (39,069$  (36,273)$ (29,579)
                                    ========  ========  ========   =======   ========  ========
     Increase (decrease) in
       minimum
       liability included in
       other
       Comprehensive income       $  3,573  $ (12,884)$         $         $          $

     Late last year Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 which made significant changes to the federal Medicare Program. The Act provides for drug benefits under a new Medicare Part D program. Employers such as the Company who provide drug benefits for post-65 retirees are expected to make use of the subsidies inherent in this new program.

     The measurement of the accumulated post-retirement benefit obligation
     (APBO) and the net post-retirement benefit cost included these financial statements do not reflect the effects that this legislation may have on the plan. Authoritative guidance on the accounting for this issue is currently pending and when issued, could require the Company to revise previously reported information.

     The accumulated benefit obligation for all defined benefit pension plans was $197.6 million and $167.5 million at December 31, 2003 and 2002, respectively.

                                                                         Post-Retirement
                                         Pension Benefits                 Medical Plan
                                    ----------------------------   ----------------------------
                                     2003      2002      2001       2003      2002      2001
                                    --------  --------  --------   -------   --------  --------
     Components of net periodic
     benefit cost
     Service cost                 $  8,269     8,977  $  8,093  $  2,046  $  3,516   $ 3,331
     Interest cost                  12,275    11,406     9,718     2,269     3,138     3,303
     Expected return on plan        (12,954)  (14,782)  (15,276)
     assets
     Amortization of transition     (1,514)   (1,514)   (1,514)                808       808
     obligation
     Amortization of
     unrecognized prior
       service cost                    632       632       541      (713)      161       645
     Amortization of unrecognized

       prior service cost - GenAm                                                       (484)
     Amortization of gain from
     earlier
       periods                       3,489                (467)      261                 172
                                    --------  --------  --------   -------   --------  --------
     Net periodic (benefit) cost  $ 10,197     4,719  $  1,095  $  3,863  $  7,623   $ 7,775
                                    ========  ========  ========   =======   ========  ========

     Weighted-average
     assumptions as
     of December 31

     Discount rate                    6.25%     6.75%     7.25%      6.25%     6.75%     7.25%
     Expected return on plan          8.00%     8.00%     8.00%
     assets

     Rate of compensation            3.44%     3.92%      4.00%    3.44%       3.92%     4.00%
     increase

      The Company-sponsored post-retirement medical plan (medical plan) provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2003, 2002 or 2001.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2014. Additionally, it was assumed that the Company's cost for retirees eligible for health care benefits under Medicare would be limited to an increase of 3% starting in 2003, due to a plan change. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-Percentage        1-Percentage
                                                               Point               Point
                                                              Increase            Decrease
                                                          -----------------   -----------------
     Increase (decrease) on total of service and
       interest cost on components                     $            428    $           (367)
     Increase (decrease) on post-retirement benefit
       obligation                                                 3,157              (2,612)

      The Company's pension plan assets are invested as follows:

                                                               Plan Assets at December 31
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------   -----------------
     Asset Category

     Equity securities                                               61%                 55%
     Debt securities                                                 25%                 36%
     Real estate                                                      0%                  0%
     Other                                                           14%                  9%
                                                          -----------------   -----------------
                                                          -----------------   -----------------
         Total                                                      100%                100%
                                                          =================   =================






      The Company's target allocation for invested plan assets at December 31, 2004 is as follows:

     Asset Category

     Equity securities                                               60%
     Debt securities                                                 30%
     Real estate                                                      0%
     Other                                                           10%
                                                          -----------------
                                                          -----------------
         Total                                                      100%
                                                          =================

      The Company expects to contribute $4,800 to its pension plan and $1,300 to its other post-retirement benefit plan in 2004.

      The discount rate has been set based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

      The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that the Company believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.

      The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 15% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2003, 2002 and 2001 totaled $6,646, $7,257 and $7,773, respectively.

      The Company has a deferred compensation plan providing key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Participant deferrals, which are reflected in other liabilities, are $21,926 and $20,606 as of December 31, 2003 and 2002, respectively. The participant deferrals earned interest at 6.87% at December 31, 2003, based on the average ten-year composite government securities rate plus 1.5%. The interest expense related to the plan for the years ending December 31, 2003, 2002 and 2001 was $1,449, $1,459 and $1,434, respectively.

      The Company also provides a supplemental executive retirement plan to certain key executives. This plan provides key executives with certain benefits upon retirement, disability, or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan for 2003, 2002 and 2001 was $3,123, $2,527 and $2,726, respectively.
      The total liability of $24,942 and $20,037 as of December 31, 2003 and 2002 is included in other liabilities.

11. FEDERAL INCOME TAXES

      The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                                        2003          2002         2001
                                                     -----------   -----------   ----------
     Federal tax rate                                     35.0  %       35.0  %       35.0 %
     Reduction in tax contingency                         (2.1)         (3.3)
     Investment income not subject to federal tax         (2.1)         (1.3)         (1.7)
     Other, net                                            1.8           1.1          (0.3)
                                                     -----------   -----------   ----------
     Total                                                32.6  %       31.5  %       33.0 %
                                                     ===========   ===========   ==========

      During 2003, the Company reduced its liability for tax contingencies due to the completion of Internal Revenue Service examinations. The amount released was $9,600; however, $5,000 of the release was attributable to participating policyholders and therefore, had no affect on the net income of the Company since that amount was credited to the provision for policyholders' share of earnings on participating business in the accompanying 2003 statement of income.

      The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, as of December 31, 2003 and 2002 are as follows:

                                                   2003                        2002
                                        ---------------------------  --------------------------
                                         Deferred       Deferred      Deferred      Deferred
                                            Tax           Tax            Tax           Tax
                                           Asset       Liability        Asset       Liability
                                        ------------  -------------  ------------  ------------
     Policyholder reserves            $   219,490                  $   231,679   $
     Deferred policy acquisition                          96,207                       94,018
     costs
     Deferred acquisition cost
       proxy tax                          124,498                      109,779
     Investment assets                                   130,090                      149,958
     Other                                  2,280                                      28,466
                                        ------------  -------------  ------------  ------------
          Total deferred taxes        $   346,268        226,297   $   341,458   $    272,442
                                        ============  =============  ============  ============

      Amounts included for investment assets above include $74,326 and $86,907 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2003 and 2002, respectively.

      Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account is $7,742 and the Company does not anticipate any transactions, which would cause any part of the amount to become taxable. Accordingly, no provision has been made for possible future federal income taxes on this accumulation.

12. OTHER COMPREHENSIVE INCOME

      Other comprehensive income for the year ended December 31, 2003 is summarized as follows:

                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                   Amount        or Benefit         Amount
                                               ---------------  --------------   --------------
     Unrealized gains on available-for-sale securities:
        Net changes during the year related
     to cash
           flow hedges                       $     (18,159)   $       6,356   $      (11,803)
        Unrealized holding gains (losses)
     arising
           during the period                        12,967           (4,538)           8,429
        Less: reclassification adjustment
     for
           (gains) losses realized in net          (22,824)           7,989          (14,835)
     income

                                               ---------------  --------------   --------------
                                                   (28,016)           9,807          (18,209)
     Reserve and DAC adjustment                    (12,553)           4,393           (8,160)
                                               ---------------  --------------   --------------
                                               ---------------  --------------   --------------
     Net unrealized gains (losses)                 (40,569)          14,200          (26,369)
     Minimum pension liability adjustment            5,498           (1,925)           3,573
                                               ---------------  --------------   --------------
     Other comprehensive income (loss)       $     (35,071)   $      12,275   $      (22,796)
                                               ===============  ==============   ==============

      Other comprehensive income for the year ended December 31, 2002 is summarized as follows:

                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                   Amount        or Benefit         Amount
                                               ---------------  --------------   --------------
     Unrealized gains on available-for-sale securities:

        Net changes during the year related
        to cash
           flow hedges                       $      (7,486)   $       2,620   $       (4,866)
        Unrealized holding gains (losses)
        arising
           during the period                       192,079          (67,290)         124,789
        Less:  reclassification adjustment
        for
           (gains) losses realized in net           (8,004)           2,802           (5,202)
        income
                                               ---------------  --------------   --------------
        Net unrealized gains                       176,589          (61,868)         114,721
     Reserve and DAC adjustment                    (42,681)          14,953          (27,728)
                                               ---------------  --------------   --------------
                                               ---------------  --------------   --------------
     Net unrealized gains (losses)           $     133,908    $     (46,915)  $       86,993
     Minimum pension liability adjustment          (19,822)           6,938          (12,884)
                                               ---------------  --------------   --------------
        Other comprehensive income                 114,086          (39,977)          74,109
                                               ===============  ==============   ==============

      Other comprehensive income for the year ended December 31, 2001 is summarized as follows:

                                                 Before-Tax     Tax (Expense)     Net-of-Tax
                                                     Amount        or Benefit         Amount
     ========================================  ---------------  --------------   --------------
     Unrealized gains on available-for-sale
     securities:

        Net changes during the year related
        to cash
           flow hedges                       $      12,637    $      (4,423)  $        8,214

        Unrealized holding gains (losses)
        arising
           during the period                       112,544          (39,397)          73,147
        Less:  reclassification adjustment
        for
           (gains) losses realized in net          (15,912)           5,569          (10,343)
            income
                                               ---------------  --------------   --------------
        Net unrealized gains                       109,269          (38,251)          71,018
     Reserve and DAC adjustment                    (43,358)          15,175          (28,183)
     ========================================  ---------------  --------------   --------------
       Other comprehensive income            $      65,911    $     (23,076)  $       42,835
                                               ===============  ==============   ==============

13. STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS AND OTHER MATTERS

      At December 31, 2003 and 2002, the Company has 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

      No dividends were paid on preferred stock in 2003, 2002 and 2001. Dividends of $75,711, $170,572 and $187,633, were paid on common stock in 2003, 2002 and 2001, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices, for December 31 are as follows:

                                                     2003            2002            2001
                                                 --------------  --------------   ------------
                                                 --------------  --------------   ------------
                                                  (Unaudited)
     Net income (loss)                         $     (75,627)  $     205,749   $      266,398
     Capital and surplus                           1,212,548       1,292,292        1,200,372

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification, as modified by the Colorado Division of Insurance, increased statutory net worth as of January 1, 2001, by approximately $105,760. The modifications adopted by the Colorado Division of Insurance had no effect on statutory net worth.

      The maximum amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Colorado is subject to restrictions relating to statutory surplus and statutory net gain from operations. Statutory surplus and net losses from operations at December 31, 2003 were $1,212,548 and ($77,158)[Unaudited], respectively. The Company should be able to pay up to $121,255 [Unaudited] of dividends in 2004.

14. STOCK OPTIONS

      The Parent has a stock option plan (the Lifeco plan) that provides for the granting of options on common shares of Lifeco to certain officers and employees of Lifeco and its subsidiaries, including the Company. Options may be awarded with exercise prices not less than the market price on the date of the grant. Termination of employment prior to vesting results in forfeiture of the options. As of December 31, 2003, 2002 and 2001, stock available for award to Company employees under the Lifeco plan aggregated 3,034,344, 3,917,344 and 3,278,331 shares, respectively.

      The Lifeco plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the Lifeco plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vest and become exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2004 and expire ten years from the date of grant. Variable options granted to Company employees totaling 278,000 and 1,832,000 in 1998 and 1997, respectively, became exercisable if certain cumulative financial targets were attained by the end of 2001. A total of 175,511 options vested and became exercisable. The exercise period runs from June 26, 2007. During 2000, the Company determined that it was probable that certain of these options would become exercisable and, accordingly, accrued compensation expense of $15,052 with a corresponding credit to additional paid-in capital as prescribed by AIN-APB 25. During 2001, the Company released $12,098 of this accrual when certain financial targets were not attained.

      Additional variable options granted in 2003, 2001, 2000 and 1998 totaling 100,000, 80,000, 120,000 and 380,000 respectively, become exercisable if certain sales or financial targets are attained. During 2003, 2002 and 2001, 0, 0, and 7,750 of these options vested and accordingly, the Company recognized compensation expense of $0, $0, and $48, respectively. If exercisable, the exercise period expires ten years from the date of grant.

      The following table summarizes the status of, and changes in, Lifeco options granted to Company employees which are outstanding and the weighted-average exercise price (WAEP) for 2003, 2002 and 2001. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                   2003                   2002                    2001
                           ---------------------  ----------------------  ---------------------
                            Options      WAEP      Options       WAEP      Options      WAEP
     --------------------  ----------  ---------  -----------  ---------  ----------   --------
     Outstanding, Jan. 1    4,447,145$   13.66     6,398,149 $   11.66     7,675,551$     9.91
       Granted              1,336,000    27.28       174,500     22.16       947,500     22.28
       Exercised              486,176    10.85     1,359,491      7.16     1,534,568      5.87
       Expired or
         Canceled             980,000    14.07       766,013     11.02       690,334     11.24
                           ----------  ---------  -----------  ---------  ----------   --------
     Outstanding, Dec 31    4,316,969$   21.63     4,447,145 $   13.66     6,398,149$    11.66
                           ==========  =========  ===========  =========  ==========   ========

     Options
       Exercisable
       at year-end          2,237,810$   16.08     2,121,638 $   11.67     2,602,480$     8.08
                           ==========  =========  ===========  =========  ==========   ========

     Weighted average
       Fair value of
       Options granted

       During year       $    7.05              $    7.46               $    7.10
                           ==========             ===========             ==========

      The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2003:

                                       Outstanding                          Exercisable
     ==================  -----------------------------------------  ----------------------------
                                                        Average                       Average
         Exercise                         Average      Exercise                      Exercise
        Price Range         Options         Life         Price         Options         Price
     ------------------  --------------  -----------  ------------  --------------  ------------
     $6.57 - 8.73            437,500        2.56          6.57          437,500          6.57
     $12.58 - 20.87        1,736,469        5.50         16.62        1,471,436         16.50
     $26.57 - 32.29        2,143,000        8.74         28.77          328,874         26.86


      Of the exercisable Lifeco options, 1,838,810 relate to fixed option grants and 399,000 relate to variable grants.

      Power Financial Corporation (PFC), which is the parent corporation of Lifeco, has a stock option plan (the PFC plan) that provides for the granting of options for common shares of PFC to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan in Canada.

      The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and WAEP for 2003, 2002 and 2001. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                   2003                    2002                     2001
                           ----------------------  ----------------------   ----------------------
                            Options       WAEP      Options       WAEP       Options       WAEP
                           -----------  ---------  -----------   --------   -----------  ---------
     Outstanding, Jan.1,            0 $    0.00        70,000 $     2.16        70,000 $    2.29
       Exercised                    0      0.00        70,000       2.21
                           -----------  ---------  -----------   --------   -----------  ---------
     Outstanding, Dec               0 $    0.00             0 $     0.00        70,000 $    2.16
     31,
                           ===========  =========  ===========   ========   ===========  =========
     Options exercisable
       at year-end                  0 $    0.00             0 $     0.00        70,000 $    2.16
                           ===========  =========  ===========   ========   ===========  =========

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25 under which compensation expenses for stock options are generally not recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $3,315, $2,364, and $2,092, in 2003, 2002 and 2001,
      respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options granted in 2003, 2002, and 2001, respectively: dividend yields of 2.81%, 2.453%, and 2.27%, expected volatility of 26.21%, 31.67%, and 28.56%, risk-free interest rates of 4.48%, 5.125%, and 5.30%, and expected lives of 7 years.

15. SEGMENT INFORMATION

      The Company has two reportable segments: Great-West Healthcare (formerly Employee Benefits) and Financial Services. The Great-West Healthcare segment markets group life and health insurance to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels. Prior to 2002, the Great-West Healthcare segment marketed and administered corporate savings products (401(k) plans). In 2002 the Financial Services segment assumed responsibility for these products. The 2001 and 2000 segment information has been reclassified to account for this change.

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

      Summarized segment financial information for the year ended and as of December 31 was as follows:

      Year ended December 31, 2003

     Operations:                                Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:
        Premium income                       $     838,194        1,414,703       2,252,897
        Fee income                                 607,369          232,703         840,072
        Net investment income                       72,191          916,209         988,400
        Realized investment gains                   10,340           29,220          39,560
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Total revenue                               1,528,094        2,592,835       4,120,929
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Benefits and Expenses:

        Benefits                                   567,603        2,116,001       2,683,604
        Operating expenses                         699,146          266,538         965,684
                                               --------------   --------------  ---------------
     Total benefits and expenses                 1,266,749        2,382,539       3,649,288
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     Net operating income before income            261,345          210,296         471,641
     taxes

     Income taxes                                   88,104           65,516         153,620
     ========================================  --------------   --------------  ---------------
     Net income                              $     173,241          144,780         318,021
                                               ==============   ==============  ===============

     Assets:                                    Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,351,871   $   18,347,959   $  19,699,830
     Other assets                                  244,100        3,333,472       3,577,572
     Separate account assets                                     13,175,480      13,175,480
                                               --------------   --------------  ---------------
     Total assets                            $   1,595,971   $   34,856,911   $  36,452,882
     ========================================  ==============   ==============  ===============

      Year ended December 31, 2002

     Operations:                                Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:

        Premium income                       $     960,191   $      159,904   $   1,120,095
        Fee income                                 660,423          223,139         883,562
        Net investment income                       67,923          851,442         919,365
        Realized investment gains                    8,918           32,708          41,626
     ========================================  --------------   -------------------------------
                                               --------------   -------------------------------
     Total revenue                               1,697,455        1,267,193       2,964,648
     ========================================  --------------   -------------------------------
                                               --------------   -------------------------------
     Benefits and Expenses:

        Benefits                                   761,481          831,272       1,592,753
        Operating expenses                         732,472          225,671         958,143
                                               --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Total benefits and expenses                 1,493,953        1,056,943       2,550,896
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------

     Net operating income before income            203,502          210,250         413,752
     taxes

     Income taxes                                   67,198           63,017         130,215
                                               --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Net income                              $     136,304   $      147,233   $     283,537
     ========================================  ==============   ==============  ===============

     Assets:                                    Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,491,857   $   13,064,464   $  14,556,321
     Other assets                                  605,029        1,156,343       1,761,372
     Separate account assets                                     11,338,376      11,338,376
                                               --------------   --------------  ---------------
     Total assets                            $   2,096,886   $   25,559,183   $  27,656,069
     ========================================  ==============   ==============  ===============

      Year ended December 31, 2001

     Operations:                                Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Revenue:

        Premium income                       $   1,033,886   $      169,753   $   1,203,639
        Fee income                                 713,297          233,958         947,255
        Net investment income                       65,474          869,282         934,756
        Realized investment gains                   15,638           31,187          46,825
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Total revenue                               1,828,295        1,304,180       3,132,475
     ========================================  --------------   --------------  ---------------
                                               --------------   --------------  ---------------
     Benefits and Expenses:

        Benefits                                   858,945          837,652       1,696,597
        Operating expenses                         775,018          246,102       1,021,120
     ========================================  --------------   --------------  ---------------
     Total benefits and expenses                 1,633,963        1,083,754       2,717,717
     Income taxes                                   67,771           73,341         141,112
                                               --------------   --------------  ---------------
     Net income before special charges             126,561          147,085         273,646
     Special charges (net of tax)                   80,900                           80,900
                                               --------------   --------------  ---------------
     Net income                              $      45,661   $      147,085   $     192,746
     ========================================  ==============   ==============  ===============



     Assets:                                    Great-West        Financial
                                                Healthcare        Services          Total
     ========================================  --------------   --------------  ---------------
     Investment assets                       $   1,080,974   $   13,159,007   $  14,239,981
     Other assets                                  792,383        1,201,373       1,993,756
     Separate account assets                                     12,584,661      12,584,661
                                               --------------   --------------  ---------------
     Total assets                            $   1,873,357   $   26,945,041   $  28,818,398
     ========================================  ==============   ==============  ===============

      The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                  2003             2002            2001
     =======================================  --------------  ---------------  --------------
     Premium Income:
        Great-West Healthcare:
            Group Life & Health             $     838,194   $     960,191    $   1,033,886
                                              --------------  ---------------  --------------
                 Total Great-West                 838,194         960,191        1,033,886
     Healthcare
     =======================================  --------------  ---------------  --------------
                                              --------------  ---------------  --------------
        Financial Services:

            Retirement Services                       824              15            3,533
            Individual Markets                  1,413,879         159,889          166,220
                                              --------------  ---------------  --------------

                 Total Financial Services       1,414,703         159,904          169,753
     =======================================  --------------  ---------------  --------------

     Total premium income                   $   2,252,897   $   1,120,095    $   1,203,639
     =======================================  ==============  ===============  ==============


     Fee Income:

        Great-West Healthcare:
            Group Life & Health (uninsured  $     607,369   $     660,423    $     713,297
            plans)

                                              --------------  ---------------  --------------
                 Total Great-West                 607,369         660,423          713,297
     Healthcare
     =======================================  --------------  ---------------  --------------
                                              --------------  ---------------  --------------
        Financial Services:

            Retirement Services                   199,374         196,972          207,677
            Individual Markets                     33,329          26,167           26,281
     =======================================  --------------  ---------------  --------------
                 Total Financial Services         232,703         223,139          233,958
     =======================================  --------------  ---------------  --------------
     Total fee income                       $     840,072   $     883,562    $     947,255
                                              ==============  ===============  ==============





16. OBLIGATIONS RELATING TO DEBT AND LEASES

     The Company enters into operating leases primarily for office space. As of December 31, 2003, minimum annual rental commitments on operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years 2004 through 2008 are $25,586, $23,564, $20,469,
     $18,426 and $17,616, respectively, with $23,502 in minimum commitments thereafter.

                            2004        2005       2006        2007        2008      Thereafter
                           --------   ---------   --------    --------    --------   ----------
     Related party
     notes              $           $           $ 25,000   $           $           $  175,000
     Operating leases      25,586     23,564      20,469      18,426      17,616       23,502
                           --------   ---------   --------    --------    --------   ----------
     Total contractual
       obligations      $  25,586   $ 23,564    $ 45,469   $  18,426   $  17,616   $  198,502
                           ========   =========   ========    ========    ========   ==========

17. COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES

        Based on their evaluation as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective at the reasonable assurance level in ensuring that information relating to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate so that timely decisions may be made regarding disclosure.

        The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

                                    Served as

                                             Director      Principal Occupation(s)
              Director              Age       from:         for last Five Years
       James Balog                  75         1993       Company Director
       (1)(2)

       James W. Burns, O.C.         74         1991       Director Emeritus, Power
       (1)(2)(4)                                          Corporation and Power Financial


       Orest T. Dackow              67         1991       Company Director since April 2000;
       (1)(2)(4)                                          previously President and Chief
                                                          Executive Officer, Lifeco

       Andre Desmarais, O.C.        47         1997       President and Co-Chief Executive
       (1)(2)(4)(5)                                       Officer, Power Corporation; Deputy
                                                          Chairman, Power Financial

       Paul Desmarais, Jr.          49         1991       Chairman and Co-Chief Executive
       (1)(2)(4)(5)                                       Officer, Power Corporation;
                                                          Chairman,
                                                          Power Financial

       Robert Gratton               60         1991       Chairman of the Board of the
       (1)(2)(4)                                          Company;
                                                          President and Chief
                                                          Executive Officer,
                                                          Power Financial;
                                                          Chairman of the Boards
                                                          of Lifeco, Great-West
                                                          Life, Canada Life and
                                                          London Life Insurance
                                                          Company

       Kevin P. Kavanagh            71         1986       Company Director; Chancellor
       (1)(3)(4)                                          Emeritus, Brandon University


       William Mackness             65         1991       Company Director
       (1)(2)(4)

       William T. McCallum          61         1990       President and Chief Executive
       (1)(2)(4)                                          Officer of
                                                          the Company; Co-President and Chief
                                                          Executive Officer, Lifeco

       Jerry E.A. Nickerson         67         1994       Chairman of the Board, H.B.
       (3)(4)                                             Nickerson &
                                                          Sons Limited (a
                                                          management and holding
                                                          company)

       David A. Nield               65         2003       Company Director; previously
       (1)(2)(4)                                          Chairman and Chief Executive
                                                          Officer, Canada Life

       Michel Plessis-Belair,       61         1991       Vice Chairman and Chief Financial
       F.C.A.(1)(2)(3)(4)                                 Officer, Power Corporation;
                                                          Executive

                                                          Vice President and Chief Financial
                                                          Officer, Power Financial

       Brian E. Walsh               50         1995       Managing Partner, QVan Capital,
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

        The following is a list of directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940. In addition, all directors of the Company currently serve on the board of directors of GWL&A Financial.

        J. Balog                Transatlantic Holdings, Inc.

        P. Desmarais, Jr.       SUEZ
                                TOTAL S.A.

        W.T. McCallum           Maxim Series Fund, Inc.
                                Orchard Series Fund
                                Great-West Variable Annuity Account A


B.      IDENTIFICATION OF EXECUTIVE OFFICERS

                                            Served as
                                            Executive
                                             Officer       Principal Occupation(s)
          Executive Officer         Age       from:          for last Five Years
       ------------------------    ------   -----------   -------------------------------------
       William T. McCallum          61         1984       President and Chief Executive Officer
         President and Chief                              of the Company; Co-President
         Executive Officer                                and Chief Executive Officer,
                                                          Lifeco

       Mitchell T.G. Graye          48         1997       Executive Vice President and Chief
         Executive Vice                                   Financial Officer of the Company
         President and Chief
         Financial Officer

       Richard F. Rivers            50         2002       Executive Vice-President, Healthcare
         Executive Vice President                         of the Company since August
         Healthcare                                       2002; previously Senior Vice
                                                          President,
                                                          PacifiCare Health System from
                                                          August 2002; previously Chief
                                                          Operating Officer, Blue Cross/Blue
                                                          Shield Georgia

       Douglas L. Wooden            47         1991       Executive Vice President, Financial
         Executive Vice                                   Services of the Company
         President,
         Financial Services

       John A. Brown                56         1992       Senior Vice President, Healthcare Markets
         Senior Vice                                      of the Company
         President,
         Healthcare Markets

       Charles B. Childs, Jr.       48         2003       Senior Vice President and Chief
        Senior Vice                                       Technology Officer of the Company;
        President and Chief                               previously Associate Partner,
        Technology Officer                                Accenture

       S. Mark Corbett              44         2001       Senior Vice President,
         Senior Vice                                      Investments of the Company
         President,
         Investments

       Glen R. Derback              52         2003       Senior Vice President and
        Senior Vice                                       Controller of the Company
        President
        and Controller

       Terry L. Fouts               60         2003       Senior Vice President and Chief
         Senior Vice                                      Medical Officer of the Company
         President and Chief                              since May 2003; previously National
         Medical Officer                                  Medical Director for Clinical Cost
                                                          Management, Aetna U.S. Healthcare
                                                          from May 2001; previously Global
                                                          Medical Director for Cigna
                                                          International

       John R. Gabbert              49         2000       Senior Vice President and Chief
         Senior Vice President                            Information Officer, Healthcare
         and Chief                                        of the Company since April 2000;
         Information                                      previously Vice President,
         Officer, Healthcare                              Information
                                                          Technology, AT&T Broadband

       Donna A. Goldin              56         1996       Senior Vice President, Healthcare
         Senior Vice                                      Operations of the Company
         President,
         Healthcare Operations

       Wayne T. Hoffmann            48         2001       Senior Vice President,
         Senior Vice                                      Investments of the Company
         President,
         Investments

       D. Craig Lennox              56         1984       Senior Vice President, General Counsel
         Senior Vice                                      and Secretary of the Company
         President,
         General Counsel and
         Secretary

       James L. McCallen            53         2003       Senior Vice President and Actuary
        Senior Vice President                             of the Company
        and Actuary

       Graham R. McDonald           57         2003       Senior Vice President, Corporate
        Senior Vice                                       Administration of the Company
        President,
        Corporate
        Administration

       Charles P. Nelson            43         1998       Senior Vice President, Retirement
        Senior Vice President,                            Services of the Company
        Retirement Services

       Deborah L. Origer            47         2002       Senior Vice President, Healthcare
        Senior Vice President,                            Management of the Company since
        Healthcare Management                             November 2002; previously Chief
                                                          Strategy Officer, Providence Health System

       Martin Rosenbaum             51         1997       Senior Vice President, Healthcare Finance
         Senior Vice                                      of the Company
         President,
         Healthcare Finance

       Gregory E. Seller            50         1999       Senior Vice President,
         Senior Vice                                      Government Markets of the Company
         President,
         Government Markets

       Robert K. Shaw               48         1998       Senior Vice President,
         Senior Vice                                      Individual Markets of the Company
         President,
         Individual Markets

       Mark L. Stadler              50         2003       Senior Vice President, U.S. Markets
        Senior Vice President,                            of the Company since March 2003;
        U.S. Markets                                      previously Principal, Mercer Human
                                                          Resource
                                                          Consulting

       Douglas J. Stefanson         48         2003       Senior Vice President, Healthcare
         Senior Vice                                      Underwriting of the Company
         President,
         Healthcare Underwriting

       George D. Webb               60         1999       Senior Vice President, P/NP Operations of
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

C.      CODE OF ETHICS

        The Company has adopted a Code of Business Conduct (the Code) that is applicable to its senior financial officers, as well as to other officers and employees. All of the items identified as elements of a "code of ethics" as defined in SEC regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code. A copy of the Code is available without charge upon written request to David C. Aspinwall, Chief Compliance Officer, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

D.      AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee and determined that, although no one member of the Audit Committee is an "audit committee financial expert" within the meaning of the Rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the Audit Committee give the Committee collectively the financial expertise necessary to discharge its responsibilities.

ITEM 11.EXECUTIVE COMPENSATION

A.      SUMMARY COMPENSATION TABLE

        The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2003, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the Named Executive Officers) for the three most recently completed fiscal years.

        -------------------------- -------- ---------------- --------------- --------------------
                                                                                  Long-term
                                                                                   Awards
                                                  Annual Compensation
        -------------------------- -------- ---------------- --------------- --------------------
                Name and            Year        Salary           Bonus           Options(1)
           Principal Position
                                                  ($)             ($)                (#)
        -------------------------- -------- ---------------- --------------- --------------------
        W.T. McCallum               2003        903,333         915,000              ---
        President and Chief                                    400,000(2)
        Executive Officer           2002        880,000           ---                ---
                                    2001        880,000           ---                ---

        -------------------------- -------- ---------------- --------------- --------------------
        R.F. Rivers(3)              2003        530,600         515,000              ---
        Executive Vice President,   2002        185,600(4)      225,000            120,000
        Healthcare                  2001          N/A             N/A                N/A

        -------------------------- -------- ---------------- --------------- --------------------
        M.T.G. Graye                2003        490,000         371,250           50,000(5)
        Executive Vice                                         200,000(2)
        President, Chief            2002        457,000         237,500              ---
        Financial Officer           2001        415,000          75,000            40,000


        -------------------------- -------- ---------------- --------------- --------------------
        D.L. Wooden                 2003        568,750        200,000(2)         50,000(5)
        Executive Vice President,   2002        550,000          343,750             ---
        Financial Services          2001        525,000          393,750             ---

        -------------------------- -------- ---------------- --------------- --------------------
        Donna A. Goldin             2003        322,125         217,400            60,000
        Senior Vice President,      2002        315,000         155,000              ---
        Healthcare Operations       2001        315,000          36,500              ---

        -------------------------- -------- ---------------- --------------- --------------------


        (1)The options set out are options for common shares of Lifeco that are granted by Lifeco pursuant to the Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.
        (2)Special bonus paid in respect of the acquisition of Canada Life.
        (3)Mr. Rivers joined the Company in August 2002.
        (4)Mr. Rivers' annualized salary for 2002 was $500,000.
        (5)These Lifeco Options are contingent upon the attainment of certain financial targets.

B.      OPTIONS

        The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.29.

        OPTION GRANTS IN LAST FISCAL YEAR

       --------------- ------------ ------------ -------- --------------- ------------------------
                                                                            Potential realized
                                                                                  value
                                                                          at assumed annual rates
                               Individual Grants                              of stock price
                                                                             appreciation for
                                                                                option term
       --------------- ---------- ------------ ---------- --------------- ------------------------
                                  Percentage
                                   of total
                                    options
                                  Granted to   Exercise
                        Options    employees    or base
                        Granted    in fiscal     price      Expiration        5%          10%
            Name          (#)        Year      ($/share)       date          ($)          ($)
       --------------- ---------- ------------ ---------- --------------- ----------- ------------
       M.T.G. Graye     50,000        2.6        30.11     July 9, 2013    946,794     2,399,315
       D.L. Wooden      50,000        2.6        30.11     July 9, 2013    946,794     2,399,315
       D.A. Goldin      60,000        3.1        29.21     January 29,    1,102,193    2,793,119
                                                               2013
       --------------- ---------- ------------ ---------- --------------- ----------- ------------


        The Great-West Lifeco Stock Option Plan was created effective April 24, 1996. The following table describes all Lifeco Options exercised in 2003, and all unexercised Lifeco Options held as of December 31, 2003, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.29.

          AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION

                                                VALUES

       ---------------- --------- ----------- ------------------------ ------------------------
                                                                        Value of unexercised
                                                                               in-the-
                                              Unexercised options at   Money options at fiscal
                                                  fiscal year-end             year-end
                                                        (#)                      ($)
       ---------------- --------- ----------- ------------------------ ------------------------
                         Shares
                        acquired
                          on       Value
                        exercise   Realized  Exercisable Unexercisable Exercisable Unexercisable
            Name          (#)        ($)
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       W.T. McCallum    100,000   2,312,330     549,200        20,000  10,103,549      362,380
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       R.F. Rivers        ---        ---         24,000        96,000    175,556       826,255
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       M.T.G. Graye       ---        ---        249,334       115,667  5,770,743     1,200,278
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       D.L. Wooden        ---        ---        313,334       116,667  6,484,635     1,458,610
       ---------------- --------- ----------- ---------- ------------- ---------- -------------
       D.A. Goldin       36,000    666,847       30,000        60,000    860,976       363,385
       ---------------- --------- ----------- ---------- ------------- ---------- -------------


C.      PENSION PLAN TABLE

        The following table sets out the pension benefits payable to the Named Executive Officers.

                                          PENSION PLAN TABLE
        ---------------- ----------------------------------------------------------------------
                                                   Years of Service
        ---------------- ----------------------------------------------------------------------

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
        ---------------- ------------- -------------- ------------- ------------- -------------

        The Named Executive Officers have the following years of service, as of December 31, 2003.

        -------------------------------------------- ------------------------------------------
                           Name                                 Years of Service

        -------------------------------------------- ------------------------------------------
        W.T. McCallum                                                38
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        R.F. Rivers                                                   1
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        M.T.G. Graye                                                 10
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        D.L. Wooden                                                  13
        -------------------------------------------- ------------------------------------------
        -------------------------------------------- ------------------------------------------
        D.A. Goldin                                                  20
        -------------------------------------------- ------------------------------------------

        W.T. McCallum is entitled, upon election, to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For R.F. Rivers, M.T.G. Graye, D.L. Wooden, and D.A. Goldin, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

D.      COMPENSATION OF DIRECTORS

        For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee of $22,500. The Company pays all directors a meeting fee of $1,500 for each meeting of the Board of Directors or a committee thereof attended. At their option, in lieu of cash payments, directors may receive deferred share units under The Great-West Life Assurance Company Deferred Share Unit Plan. In addition, all directors are reimbursed for incidental expenses.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information, as of March 1, 2004, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

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

          (5)70.4% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

          (6)67.1%  of  the   outstanding   common  shares  of  Power  Financial
               Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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

B.      SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2003, by
        (i) the directors of the Company; (ii) the Named Executive Officers; and
        (iii) the directors and executive officers of the Company as a group.

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
             Directors                 (1)                    (2)                  (3)
        --------------------- ---------------------- ---------------------- -------------------
        J. Balog                        -                      -                    -
        --------------------- ---------------------- ---------------------- -------------------
        J.W. Burns                   153,659                 8,000               385,640
                                                                             200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        O.T. Dackow                   81,642                   -                    -
                                      50,000 options
        --------------------- ---------------------- ---------------------- -------------------
        A. Desmarais                 51,659                 21,600               149,000
                                                                            2,129,000 options
        --------------------- ---------------------- ---------------------- -------------------
        P. Desmarais, Jr.            43,659                    -                  17,702
                                                                               2,040,000
                                                                                 options
        --------------------- ---------------------- ---------------------- -------------------
        R. Gratton                   332,496               1,710,000              10,318
                                                       5,080,000 options
        --------------------- ---------------------- ---------------------- -------------------
        K.P. Kavanagh                 10,052                   -                    -
                                  4,000 Preferred
                                    (Series D)
        --------------------- ---------------------- ---------------------- -------------------
        W. Mackness                     -                      -                    -
        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum                184,768                   -                    -
                                     569,200 options
        --------------------- ---------------------- ---------------------- -------------------
        J.E.A. Nickerson                -                    5,100                5,479
        --------------------- ---------------------- ---------------------- -------------------
        D.A. Nield                    28,424                   -                    -
                                 2,777 Preferred
                                    (Series E)
                                 38,553 Preferred
                                    (Series F)
        --------------------- ---------------------- ---------------------- -------------------
        M. Plessis-Belair            20,000                  3,000               201,246
                                                                                 176,250 options
        --------------------- ---------------------- ---------------------- -------------------
        B.E. Walsh                      -                      -                    -
        --------------------- ---------------------- ---------------------- -------------------

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation          of Canada
        --------------------- ---------------------- ---------------------- -------------------
          Named Executive              (1)                    (2)                  (3)
              Officers

        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum               184,768                    -                    -
                                    569,200 options
        --------------------- ---------------------- ---------------------- -------------------
        D.L. Wooden                                         113,000                 -
                                    430,001 options
        --------------------- ---------------------- ---------------------- -------------------
        M.T.G. Graye                  1,754                  50,000                 -
                                    365,001 options
        --------------------- ---------------------- ---------------------- -------------------
        R.F. Rivers                 120,000 options            -                    -
        --------------------- ---------------------- ---------------------- -------------------
        D.A.Goldin                       30                    -                    -
                                     90,000 options
        --------------------- ---------------------- ---------------------- -------------------
        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation          of Canada
        --------------------- ---------------------- ---------------------- -------------------
           Directors and               (1)                    (2)                  (3)
         Executive Officers
             as a Group
        --------------------- ---------------------- ---------------------- -------------------
                                    1,058,194              2,281,900             770,185
                                2,639,808 options      5,080,000 options    4,545,250 options
                                 4,000 Preferred
                                   (Series D)
                                 2,777 Preferred
                                   (Series E)
                                38,553 Preferred
                                   (Series F)
        --------------------- ---------------------- ---------------------- -------------------

        (1)All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares, of Great-West Lifeco Inc.

        (2)All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.

        (3)All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

        The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.9% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

        The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by A. Desmarais represents 1.1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.6% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

        None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

A.      PRINCIPAL ACCOUNTING FEES

        For the years ended December 31, 2003 and 2002, professional services were performed by Deloitte & Touche LLP (Deloitte). The total fees for these services were $4,400,850 and $3,055,400 for the years ended December 31, 2003 and 2002, respectively, and were composed of the following:

        Audit Fees

        The aggregate fees billed for the audit of the Company's and its subsidiaries' annual financial statements for the fiscal years ended December 31, 2003 and 2002, and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q, were $3,153,000 and $2,348,400, respectively.

        Audit Related Fees

        The aggregate fees billed for audit related services for the fiscal years ended December 31, 2003 and 2002 were $335,750 and $296,750, respectively. These services included "SAS 70" internal control reports and audits of the Company's employee benefit plans.

        Tax Fees

        The aggregate fees billed for tax services for the fiscal years ended December 31, 2003 and 2002 were $284,000 and $328,000, respectively. These services included tax compliance services for the Company's affiliated mutual funds, Maxim Series Fund, Inc. and Orchard Series Fund, as well as tax planning and compliance services for the Company and its subsidiaries.

        All Other Fees

        The aggregate fees for services not included above were $628,100 and $82,250, respectively, for the fiscal years ended December 31, 2003 and 2002. The fees for 2003 primarily relate to a market and other analysis in support of strategic planning by the Great-West Healthcare division, and for both 2003 and 2002 included audits of employee benefit plans for customers of the Company.

B.      PRE-APPROVAL POLICIES AND PROCEDURES

        The Audit Committee pre-approves all services, including both audit and non-audit services, provided by Deloitte. Each year, the Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before Deloitte may be engaged.

        The Committee has authorized its Chairman, in his discretion, to approve additional services between meetings of the Committee. Such discretion may only be exercised by the Chairman so long as he remains "independent" for purposes of Section 301 of the Sarbanes-Oxley Act of 2002. Any approval by the Chairman must be reviewed by the Committee at its next meeting.

        None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. The amount of hours expended on Deloitte's audit of the Company's financial statements for 2003 attributable to work performed by persons other than Deloitte's full-time, permanent employees was less than 50%.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The documents identified below are filed as a part of this report:

A.      INDEX TO FINANCIAL STATEMENTS

                                                                                     Page
                                                                                 ------------
        Independent Auditors' Report on Consolidated Financial Statements
          for the Years Ended December 31, 2003, 2002, and 2001..............................

        Consolidated Balance Sheets as of December 31, 2003 and 2002.........................

        Consolidated Statements of Income for the Years Ended December 31, 2003,
          2002, and 2001.....................................................................

        Consolidated Statements of Stockholder's Equity for the Years Ended
          December 31, 2003, 2002, and 2001..................................................

        Consolidated Statements of Cash Flows for the Years Ended December 31,
          2003, 2002, and 2001...............................................................

        Notes to Consolidated Financial Statements for the Years Ended December
          31, 2003, 2002, and 2001...........................................................

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

               10.5            Deferred Share Unit Plan.

                               Filed as Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

               10.6            Executive Long Term Disability Plan.

                               Filed as Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

               10.7            Nonqualified Deferred Compensation Plan.

                               Filed as Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

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

                               Director's Power of Attorney for D.A.
                               Nield filed herewith.

C.      REPORTS ON FORM 8-K

        A report on Form 8-K, dated October 29, 2003, was filed disclosing Lifeco's third quarter results.

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

    Date:      March 30, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Signature and Title                               Date
               -----------------------------------------------------------    -----------------
    /s/        William T. McCallum                                             March 30, 2004
               -----------------------------------------------------------
               William T. McCallum
               President and Chief Executive Officer and a Director

    /s/        Mitchell T.G. Graye                                             March 30, 2004
               -----------------------------------------------------------
               Mitchell T.G. Graye
               Executive Vice President and Chief Financial Officer

    /s/        Glen R. Derback                                                 March 30, 2004
               -----------------------------------------------------------
               Glen R. Derback
               Senior Vice President and Controller

    /s/        James Balog *                                                   March 30, 2004
               -----------------------------------------------------------
               James Balog, Director

    /s/        James W. Burns *                                                March 30, 2004
               -----------------------------------------------------------
               James W. Burns, Director

    /s/        Orest T. Dackow *                                               March 30, 2004
               -----------------------------------------------------------
               Orest T. Dackow, Director

    /s/        Andre Desmarais *                                               March 30, 2004
               -----------------------------------------------------------
               Andre Desmarais, Director

    /s/        Paul Desmarais, Jr. *                                           March 30, 2004
               -----------------------------------------------------------
               Paul Desmarais, Jr., Director

    /s/        Robert Gratton *                                                March 30, 2004
               -----------------------------------------------------------
               Robert Gratton, Chairman of the Board

    /s/        Kevin P. Kavanagh *                                             March 30, 2004
               -----------------------------------------------------------
               Kevin P. Kavanagh, Director

    /s/        William Mackness *                                              March 30, 2004
               -----------------------------------------------------------
               William Mackness, Director

    /s/        Jerry E.A. Nickerson *                                          March 30, 2004
               -----------------------------------------------------------
               Jerry E.A. Nickerson, Director

    /s/        David A. Nield *                                                March 30, 2004
               -----------------------------------------------------------
               David A. Nield, Director

    /s/        Michel Plessis-Belair *                                         March 30, 2004
               -----------------------------------------------------------
               Michel Plessis-Belair, Director

    /s/        Brian E. Walsh *                                                March 30, 2004
               -----------------------------------------------------------
               Brian E. Walsh, Director

    *By:/s/    D. Craig Lennox                                                 March 30, 2004
               -----------------------------------------------------------
               D. Craig Lennox

               Attorney-in-fact pursuant to filed Power of Attorney