Form 10-Q
period 2004-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2004-05-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          March 31, 2004
                                          ----------------------------------------------------------------------------

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

As of May 1, 2004, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------
             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            11

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               19

             Item 4   Controls and Procedures                                                                  19

Part II      OTHER INFORMATION                                                                                 20

             Item 1   Legal Proceedings                                                                        20

             Item 6   Exhibits and Reports on Form 8-K                                                         20

             Signature                                                                                         20


PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                        Three Months Ended
                                                                                             March 31
                                                                               --------------------------------------
REVENUES:                                                                           2004                  2003
                                                                               ----------------     -----------------

  Premium (net  of premiums ceded totaling $328,413 and
     $8,551)                                                               $          42,250    $         273,903
  Fee income                                                                         210,556              215,874
  Net investment income                                                              281,238              214,631
  Net realized gains on investments                                                   40,776               26,315
                                                                               ----------------     -----------------
                                                                                     574,820              730,723

BENEFITS AND EXPENSES:

  Life and other policy benefits (net of reinsurance
    recoveries totaling $88,415 and $10,404)                                         212,165              187,407
  (Decrease) increase in reserves                                                   (201,596)              53,012
  Interest paid or credited to contractholders                                       116,588              114,677
  Provision for policyholders' share of earnings
   on participating business                                                           4,589                2,361
  Dividends to policyholders                                                          37,006               24,803
                                                                               ----------------     -----------------
                                                                                     168,752              382,260

  Commissions                                                                         51,309               39,900
  Operating expenses                                                                 195,770              171,289
  Premium taxes                                                                        7,267                6,661
                                                                               ----------------     -----------------
                                                                                     423,098              600,110

INCOME BEFORE INCOME TAXES                                                           151,722              130,613

PROVISION FOR INCOME TAXES:
  Current                                                                             63,231               27,073
  Deferred                                                                           (11,566)              17,601
                                                                               ----------------     -----------------
                                                                                      51,665               44,674
                                                                               ----------------     -----------------

NET INCOME                                                                 $         100,057    $          85,939
                                                                               ================     =================





See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
====================================================================================================================================

                                                                             March 31               December 31,
ASSETS                                                                         2004                     2003
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
    (amortized cost $12,458,590 and $12,757,614)                    $         12,969,754     $        13,136,564
  Mortgage loans on real estate (net of allowances
    of $29,889 and $31,889)                                                    1,822,886               1,885,812
  Equity investments, at fair value (cost $504,310, and
    $407,797)                                                                    546,582                 427,810
  Real estate                                                                      7,849                   7,912
  Policy loans                                                                 3,435,413               3,389,534
  Short-term investments, available-for-sale
    (cost approximates fair value)                                             1,030,365                 852,198
                                                                        --------------------    ---------------------

    Total investments                                                         19,812,849              19,699,830

OTHER ASSETS:
  Cash                                                                           112,260                 188,329
  Reinsurance receivable
     Related party                                                             1,199,310               1,312,139
     Other                                                                       215,245                 262,685
  Deferred policy acquisition costs                                              300,793                 284,866
  Deferred ceding commission                                                     244,350                 285,165
  Investment income due and accrued                                              157,048                 165,417
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $31,015 and $32,329)                                                         130,809                 129,031
  Premiums in course of collection (net of allowances
    of $8,412 and $9,768)                                                         55,718                  75,809
  Deferred income taxes                                                           56,237                 119,971
  Other assets                                                                   815,471                 754,160
SEPARATE ACCOUNT ASSETS                                                       13,439,845              13,175,480
                                                                        --------------------    ---------------------





TOTAL ASSETS                                                        $         36,539,935     $        36,452,882
                                                                        ====================    =====================

                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
====================================================================================================================================
[unaudited]
                                                                             March 31,              December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2004                     2003
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:
  Policy reserves                                                   $         18,386,595     $        18,650,078
  Policy and contract claims                                                     320,968                 418,930
  Policyholders' funds                                                           337,071                 368,076
  Provision for policyholders' dividends                                          90,222                  89,121
  Undistributed earnings on participating business                               185,127                 177,175

GENERAL LIABILITIES:
  Due to GWL                                                                      30,286                  30,950
  Due to GWL&A Financial Inc.                                                    201,401                 175,691
  Repurchase agreements                                                          561,686                 389,715
  Commercial paper                                                                92,160                  96,432
  Other liabilities                                                              826,682                 994,608
SEPARATE ACCOUNT LIABILITIES                                                  13,439,845              13,175,480
                                                                        --------------------    ---------------------
    Total liabilities                                                         34,472,043              34,566,256
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     723,667                 722,365
  Accumulated other comprehensive income                                         207,727                 127,820
  Retained earnings                                                            1,129,466               1,029,409
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                 2,067,892               1,886,626
                                                                        --------------------    ---------------------





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         36,539,935     $        36,452,882
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                        -------------------------------------------
OPERATING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    -------------------

  Net income                                                        $            100,057     $            85,939
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Earnings allocated to participating policyholders                              4,589                   2,361
    Amortization of investments                                                   (5,766)                (17,909)
    Net realized gains on investments                                            (40,776)                (26,315)
    Depreciation and amortization                                                 35,486                   7,732
    Deferred income taxes                                                        (11,566)                 17,601
  Changes in assets and liabilities:
    Policy benefit liabilities                                                  (195,404)                125,002
    Reinsurance receivable                                                        40,394                  15,060
    Accrued interest and other receivables                                        20,120                 (24,222)
    Other, net                                                                   (74,952)                (20,993)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by operating activities                         (127,818)                164,256

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities available-for-sale:
     Sales                                                                     2,431,616               1,741,273
     Maturities and redemptions                                                  804,709                 561,312
    Mortgage loans                                                                61,613                  38,270
    Real estate                                                                                            3,000
    Equity investments                                                            10,219                   5,901
  Purchases of investments:
    Fixed maturities available-for-sale                                       (3,068,637)             (2,092,206)
    Mortgage loans                                                                (1,250)
    Real estate                                                                       (2)                   (233)
    Equity investments                                                          (104,883)                 (4,663)
    Other, net                                                                  (133,439)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by investing activities                              (54)                252,654





                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                        ---------------------------------------------
FINANCING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    ---------------------

  Contract withdrawals, net of deposits                             $           (140,941)    $          (117,143)
  Net GWL repayments                                                                (664)                 (7,606)
  Net GWL&A Financial borrowings                                                  25,710                  12,474
  Dividends paid                                                                                         (45,691)
  Commercial paper repayments                                                     (4,272)                 (2,327)
  Repurchase agreements (repayments) borrowings                                  171,971                (173,386)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) financing activities                           51,804                (333,679)
                                                                        --------------------    ---------------------

NET (DECREASE) INCREASE IN CASH                                                  (76,069)                 83,231

CASH, BEGINNING OF YEAR                                                          188,329                 154,600
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $            112,260     $           237,831
                                                                        ====================    =====================






See notes to consolidated financial statements.                                                     (Concluded)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 [Dollars in Thousands]
====================================================================================================================================
[Unaudited]
                                                                                         Accumulated Other
                                                                                    Comprehensive Income (Loss)
                                                                                    --------------------------
                                                                                    Unrealized      Minimum
                                                                         Additional    Gains        Pension
                               Preferred Stock      Common Stock         Paid-in    (Losses)on     Liability   Retained
                             Shares    Amount    Shares     Amount       Capital    Securities     Adjustment  Earnings      Total
                             --------  -------- ---------   ---------  ----------   ------------  ----------- ----------   ---------
BALANCE, JANUARY 1, 2004          0   $     0     7,032   $  7,032    $  722,365  $    137,131   $    (9,311) 1,029,409  $ 1,886,626

  Net income                                                                                                    100,057      100,057
  Other comprehensive income                                                            79,907                                79,907
                                                                                                                           ---------
Total comprehensive income                                                                                                   179,964
                                                                                                                           ---------
Income tax benefit on stock
  compensation                                                             1,302                                               1,302
                             --------  -------- ---------   ---------  ----------    ----------   ----------------------  ----------

BALANCE, MARCH 31, 2004           0   $     0     7,032   $  7,032    $  723,667  $    217,038   $    (9,311) 1,129,466  $ 2,067,892
                             ========  ======== =========   =========  ==========   ============  =========== ==========   =========





See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
================================================================================

1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003.

         Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

         The Company has two reportable segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets group life and health insurance to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

         At March 31, 2004, the Company has a stock option plan that provides for the granting of options on common shares of Great-West Lifeco Inc. (Lifeco), of which the Company is an indirect wholly-owned subsidiary, to certain officers and employees of Lifeco and its subsidiaries, including the Company. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                    For the three months ended
                                                             March 31
                                                  ------------------------------
                                                      2004             2003
                Proforma Disclosures                       [Thousands]
         ------------------------------------     ------------------------------
          Net income as reported              $        100,057  $        85,939
          Less compensation for fair value
           of stock options, net of related
           tax effects                                   1,020              659
                                                  -------------    -------------
          Proforma net income                 $         99,037  $        85,280
                                                  =============    =============


2.       NEW ACCOUNTING PRONOUNCEMENTS

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

         In July 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 was effective January 1, 2004. The adoption of SOP 03-1 did not have a material effect on the Company's consolidated financial statements.

3.       RELATED-PARTY TRANSACTIONS

         On August 31, 2003, the Company and The Canada Life Assurance Company
         (CLAC), a wholly owned subsidiary of Canada Life, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch.

         On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded $256 million of negative premium income and decrease in reserves associated with these policies. The Company recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


         Assets (millions)                                          Liabilities and Stockholder's Equity (millions)
         --------------------------------------------------------   ------------------------------------------------
         Cash                              $             (126)      Policy reserves             $            (280)
         Reinsurance receivable                          (148)      Policy and contract claims                (33)
         Deferred ceding commission                       (24)
         Premiums in course of collection                 (15)

                                              -------------------                                  -----------------
                                           $             (313)                                  $            (313)
                                              ===================                                  =================


4.       REINSURANCE

         In addition to the Indemnity Reinsurance Agreement entered into with CLAC (see 3 above), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited (Allianz) to cede 90% in 2003 and 75% in 2004 of direct written group health stop-loss and excess loss activity.

5.         COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                            Post-Retirement
                                                    Pension Benefits          Medical Plan
                                                  ---------------------   ---------------------
                                                   2004         2003        2004        2003
                                                                  [Thousands]
                                                  ---------------------------------------------
         Service cost                          $    2,144  $    2,067   $     722     $    511
         Interest cost                              3,329       3,069         684          568
         Expected return on plan assets            (3,733)     (3,239)
         Amortization of transition obligation       (379)       (379)
         Amortization of unrecognized prior
           service cost                               158         158        (178)        (178)
         Amortization of gain from earlier
           periods                                    688         873         166           65
                                                  --------    ---------   ---------   ---------
         Net periodic cost                     $    2,207  $    2,549   $   1,394      $   966
                                                  ========    =========   =========   =========


         The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4.8 million to fund its pension plan in 2004. As of March 31, 2004, no contributions have been made. The Company anticipates contributing $4.8 million to fund its pension plan in 2004.

6.       OTHER

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

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

         The following discussion addresses the financial condition of the Company as of March 31, 2004, compared with December 31, 2003, and its results of operations for the quarter ended March 31, 2004, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2003 to which the reader is directed for additional information.



                                                                            Three Months Ended March 31,
                                                                              2004               2003
                                                                         ---------------    ----------------
                             Operating Summary                                       [Millions]
         -----------------------------------------------------------     -----------------------------------
         Premium income                                              $             42    $           274
         Fee income                                                               211                216
         Net investment income                                                    281                215
         Realized investment gains                                                 41                 26
                                                                         ---------------    ----------------
         Total revenues                                                           575                731

         Total benefits and expenses                                              423                600
         Income tax expenses                                                       52                 45
                                                                         ---------------    ----------------
         Net income                                                  $            100    $            86
                                                                         ===============    ================

         Deposits for investment- type contracts                     $            170    $           147
         Deposits to separate accounts                                            536                570
         Self-funded premium equivalents                                        1,167              1,197


                                                                           March 31,         December 31,
                                                                              2004               2003
                                                                         ---------------    ----------------
                               Balance Sheet                                         [Millions]
         -----------------------------------------------------------     -----------------------------------

         Investment assets                                           $         19,813    $        19,700
         Separate account
          assets                                                               13,440             13,175
         Total assets                                                          36,540             36,453
         Total policy
          benefit liabilities                                                  19,320             19,703
         Due to GWL                                                                30                 31
         Due to GWL&A
          Financial                                                               201                176
         Total stockholder's
          equity                                                                2,068              1,887



         CONSOLIDATED RESULTS

         The Company's consolidated net income increased $14 million or 16% for the first quarter of 2004 when compared to the first quarter of 2003. The net income increase reflects $27 million as a result of the July 2003 purchase of Canada Life Insurance Company of America (CLICA)and Canada Life Insurance Company of New York (CLNY) and the August 2003 Indemnity Reinsurance Agreement with CLAC (collectively referred to as Canada Life activity), a $8 million decrease in the Great-West Healthcare segment excluding the Canada Life activity and a $5 million decrease in the Financial Services segment excluding the impact of the Canada Life activity.

         Total revenues decreased $156 million or 21% for the first quarter of 2004 when compared to 2003. The decrease in total revenue in the first quarter was primarily due to a $232 million decrease in premium income. A $296 million decrease in premium income in the Great-West Healthcare segment primarily resulting from the negative premiums associated with the recapture of group life and health premiums by CLAC was offset by a $64 million increase in premium income in the Financial Services segment.

         Benefits and expenses decreased $177 million or 30% for the first quarter of 2004 when compared to the first quarter of 2003. The decrease in benefits and expenses results from a $305 million decrease in the Great-West Healthcare segment primarily resulting from the recapture of benefit expense by CLAC, offset by a $129 million increase in the Financial Services segment.

         Income tax expense increased $7 million or 16% for the first quarter of 2004 when compared to the same period in 2003 reflecting the increase in pretax income.

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

         Deposits for investment-type contracts increased $23 million or 16% for the first quarter of 2004 when compared to the first quarter of 2003. This increase resulted from increases in the 401(k) line of business and the Canada Life activity.

         Deposits for separate accounts decreased $34 million or 6% for the first quarter of 2004 when compared to the first quarter of 2003. The decrease is due primarily to lower sales in Individual Markets.

         Self-funded premium equivalents decreased $30 million or 3% for the first quarter of 2004 when compared to the first quarter of 2003. The decrease is due to lower membership.

         SEGMENT RESULTS

         Great-West Healthcare

         The following is a summary of certain financial data of the Great-West Healthcare segment:

                                                                   Three Months Ended March 31,
                                                                     2004               2003
                                                                ---------------    ----------------
                         Operating Summary                                  [Millions]
         --------------------------------------------------     -----------------------------------
         Premium income                                     $            (60)   $           236
         Fee income                                                      144                159
         Net investment income                                            16                 16
         Realized investment gains                                         7                  5
                                                                ---------------    ----------------
         Total revenues                                                  107                416

         Total benefits and expenses                                      39                344
         Income tax expenses                                              23                 25
                                                                ---------------    ----------------
         Net income                                         $             45    $            47
                                                                ===============    ================

         Self-funded premium equivalents                    $          1,167    $         1,197


         The decrease in earnings for the first quarter of 2004 compared to the same period of 2003 is primarily due to the decline in fee income contributing to lower expense gains as expense levels were not declining proportionately.

         Excluding premium and fee income of negative $209 million associated with Canada Life activity and excluding negative $73 million associated with the Allianz reinsurance cession, premium and fee income decreased $29 million or 7% for the first quarter of 2004 when compared to the same period of 2003. The decrease is primarily due to a decline in membership from March 31, 2003 to March 31, 2004, partially offset by pricing increases. Including 37,000 Canada Life stop loss members which renewed in the first quarter of 2004, the Great-West Healthcare segment experienced a 1.3% increase in total health care membership from 1,856.1 thousand at December 31, 2003 to 1,880.0 thousand at March 31, 2004. There was a 3.9% decrease in total health care membership from 1,956.1 thousand at March 31, 2003 to 1,880.0 thousand at March 31, 2004. The decline in membership is due to terminations resulting from pricing action related to target margins but reflects a stabilization in the first quarter of 2004. Canada Life premiums of negative $209 million are primarily the result of $256 million of premiums related to a recapture of life and health premiums by CLAC associated with the original Indemnity Reinsurance Agreement dated August 31, 2003, offset by $47 million of normal business activity recorded before the February 29, 2004 recapture.

         Excluding total benefits and expenses of negative $212 million associated with Canada Life activity and excluding negative $73 million associated with the Allianz reinsurance cession, total benefits and expenses decreased $21 million or 6% for the first quarter when compared to the same period of 2003. The decrease is due primarily to decreased benefits associated with lower membership. Canada Life total benefits and expenses of negative $212 million are primarily the result of $256 million of change in reserves as a result of the recapture discussed above offset by $44 million of normal business activity before the February 29, 2004 recapture.

         Self-funded premium equivalents decreased $30 million or 3% for the first quarter when compared to the same period of 2003. The decrease is due to lower membership.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.


                                                                            Three Months Ended March 31,
                                                                              2004               2003
                                                                         ---------------    ----------------
                             Operating Summary                                       [Millions]
         -----------------------------------------------------------     -----------------------------------

         Premium income                                              $            102    $            38
         Fee income                                                                67                 57
         Net investment income                                                    265                199
         Realized investment gains                                                 34                 21
                                                                         ---------------    ----------------
          Total revenues                                                          468                315

         Total benefits and expenses                                              385                256
         Income tax expenses                                                       28                 20
                                                                         ---------------    ----------------
           Net income                                                $             55    $            39
                                                                         ===============    ================

         Deposits for investment-type contracts                      $            170    $           147
         Deposits to separate accounts                               $            536    $           570

         Net income for Financial Services increased $16 million or 41% in the first quarter 2004 when compared to first quarter 2003. Effective July 10, 2003 the Company acquired CLICA and CLNY. The results of operations for the life insurance and annuity business areas for these subsidiaries have been included in the Income Statement Data above for the first quarter of 2004.

         In addition, the Company has entered into an Indemnity Reinsurance Agreement with CLAC, a wholly owned subsidiary of Canada Life, pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch as of August 31, 2003. The life insurance and annuity reinsurance transactions related to this agreement have also been included in the Income Statement Data above for the first quarter of 2004.

         The impact of both of these transactions (Canada Life activity) on the Financial Services Division results for the first quarter of 2004 is as follows:

                                    Premiums                            $59
                                    Fee income                            2
                                    Net investment income                85
                                    Net realized gains on inv            17
                                                                       ----
                                    Total revenues                      163
                                    Policyholder benefits               111
                                    Operating expenses                   19
                                                                       ----
                                    Total benefits and expenses         130
                                                                        ---
                                    Income from operations               33
                                    Income taxes                         12
                                                                       ----
                                    Net income                           21

         Net income for the Financial Services division (excluding the Canada Life activity discussed above) has decreased $5 million or 13% from 2003. The decrease is primarily related to a deterioration in mortality in Individual Insurance.

         Excluding Canada Life activity, total premiums including deposits to investment-type contracts and deposits to separate accounts decreased $17 million or 2.3%. Premiums and deposits have decreased $23 million in the Individual Markets area where sales have been below budget for the first quarter of 2004. This decrease is offset by an increase in premiums and deposits in the Retirement Services area.

         Retirement participant accounts including third-party administration and institutional accounts increased 3.3% in 2004 from 2,265,713 at December 31, 2003 to 2,339,924 at March 31, 2004.

         Fee income has increased $8 million or 14%, excluding fee income associated with Canada Life, for the first quarter of 2004 when compared to the same period of 2003. Retirement products variable asset-based fees fluctuate with fluctuations in the participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the U.S. equities market.

         Excluding investment income of $85 million associated with Canada Life, investment income decreased $19 million or 10% for the first quarter of 2004 when compared to the same period of 2003 due to lower investment earned rates.

         Excluding total benefits and expenses of $130 million associated with Canada Life, total benefits and expenses have remained flat for the first quarter of 2004 when compared to the same period of 2003.

         GENERAL ACCOUNT INVESTMENTS

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

         The distribution of the fixed maturity portfolio by Standard & Poor's credit rating is summarized as follows:


                                                                    March 31,                 December 31,
                                                                      2004                        2003
                                                              ----------------------     -----------------------
                                 AAA                                      54.0  %                     54.3  %
                                 AA                                        8.2  %                      8.7  %
                                  A                                       16.3  %                     16.0  %
                                 BBB                                      19.1  %                     18.4  %
                 BB and below (non-investment grade)                       2.4  %                      2.6  %
                                                              ----------------- ----     ------------------ ----

                                TOTAL                                    100.0  %                    100.0  %
                                                              ================= ====     ================== ====

         During the first three months of 2004, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $80 million.

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

         Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life on direct business written and up to $2.8 million on business reinsured from CLAC.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1.1 billion and $1.0 billion as of March 31, 2004 and December 31, 2003, respectively. In addition, the bond portfolio carried an investment grade rating of 98% and 97% as of March 31, 2004 and December 31, 2003, respectively, thereby providing significant liquidity to the Company's overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well-capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $92.2 million and $96.4 million of commercial paper outstanding at March 31, 2004 and December 31, 2003, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 20, 2048.

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


         OBLIGATIONS RELATING TO DEBT AND LEASES AT MARCH 31, 2004 ARE AS FOLLOWS:

                                               2004        2005        2006         2007        2008       Thereafter
                                             --------    --------    --------     -------     -------     ------------
                                                                          [Millions]
                                          ----------------------------------------------------------------------------
         Related party notes              $           $           $     25.0  $           $           $         175.0
         Operating leases                       18.3        22.6        19.6         17.6        16.8            22.5
         Contractual commitments               191.8        11.3
                                             --------    --------    --------     -------     -------     ------------
         Total contractual
          obligations                     $    210.1  $     33.9  $     44.6  $      17.6 $      16.8 $         197.5
                                             ========    ========    ========     =======     =======     ============


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

Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  Exhibit Number            Title                                                Page
                  31.1                      Rule 13a-14(a)/15d-14(a) Certification               21

                  31.2                      Rule 13a-14(a)/15d-14(a) Certification               22

                  32                        18 U.S.C. 1350 Certification                         23

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated January 30, 2004, was filed disclosing the Company's results as of December 31, 2003.

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
