Form 10-Q
period 2004-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2004-08-16
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2004
                                          ----------------------------------------------------------------------------

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

As of August 1, 2004, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------
             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            13

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               22

             Item 4   Controls and Procedures                                                                  22

Part II      OTHER INFORMATION                                                                                 23

             Item 1   Legal Proceedings                                                                        23

             Item 4   Submission of Matters to a vote of Security Holders                                      23

             Item 6   Exhibits and Reports on Form 8-K                                                         23

             Signature                                                                                         23





PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]
=======================================================================================================================
[Unaudited]
                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              ---------------------------------    ---------------------------------
REVENUES:                                          2004              2003               2004               2003
                                              ---------------   ---------------    ---------------    ---------------
 Premium income (net of premiums
   ceded totaling
   $112,328, $35,689,
  $440,741, and, $44,240)                  $      160,684     $       233,693   $        202,934   $        507,596
  Fee income                                      230,623             206,601            441,179            422,475
  Net investment income                           238,223             206,114            519,461            420,745
  Net realized (losses) gains on
    investments                                   (11,466)             24,535             29,310             50,850
                                              ---------------   ---------------    ---------------    ---------------
                                                  618,064             670,943          1,192,884          1,401,666
                                              ---------------   ---------------    ---------------    ---------------
BENEFITS AND EXPENSES:

  Life and other policy benefits
    (net of reinsurance recoveries
   totaling $104,500, $12,006,
   $192,915, and $22,410)                         228,268             189,274            440,433            376,681
  (Decrease) increase in reserves                 (61,465)              1,157           (263,061)            54,169
  Interest paid or credited to
    contractholders                                94,855             129,914            211,443            244,591
  Provision for policyholders' share
   of earnings on participating
   business                                         1,962               3,285              6,551              5,646
  Dividends to policyholders                       20,469              15,726             57,475             40,529
                                              ---------------   ---------------    ---------------    ---------------
                                                  284,089             339,356            452,841            721,616

  Commissions                                      47,641              40,207             98,950             80,107
  Operating expenses                              191,032             164,016            386,802            335,305
  Premium taxes                                     7,692               8,552             14,959             15,213
                                              ---------------   ---------------    ---------------    ---------------
                                                  530,454             552,131            953,552          1,152,241
                                              ---------------   ---------------    ---------------    ---------------
INCOME BEFORE INCOME
  TAXES                                            87,610             118,812            239,332            249,425

PROVISION FOR INCOME
  TAXES:
  Current                                          29,567              34,281             92,798             61,354
  Deferred                                         (2,216)              5,180            (13,782)            22,781
                                              ---------------   ---------------    ---------------    ---------------
                                                   27,351              39,461             79,016             84,135
                                              ---------------   ---------------    ---------------    ---------------

NET INCOME                                 $       60,259     $        79,351   $        160,316   $        165,290
                                              ===============   ===============    ===============    ===============



See notes to consolidated financial statements.





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
===================================================================================================================

                                                                             June 30,               December 31,
ASSETS                                                                         2004                     2003
------
                                                                        --------------------    -------------------
                                                                            [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
    (amortized cost $12,320,586 and $12,757,614)                    $         12,433,779     $        13,136,564
  Mortgage loans on real estate (net of allowances
    of $27,889 and $31,889)                                                    1,693,834               1,885,812
  Equity investments, at fair value (cost $525,951 and
    $407,797)                                                                    551,375                 427,810
  Real estate                                                                      7,837                   7,912
  Policy loans                                                                 3,499,259               3,389,534
  Short-term investments, available-for-sale
    (cost approximates fair value)                                             1,123,494                 852,198
                                                                        --------------------    --------------------

    Total investments                                                         19,309,578              19,699,830

OTHER ASSETS:
  Cash                                                                           153,031                 188,329
  Reinsurance receivable
     Related party                                                             1,093,786               1,312,139
     Other                                                                       310,740                 320,744
  Deferred policy acquisition costs                                              307,511                 284,866
  Deferred ceding commission                                                     268,535                 285,165
  Investment income due and accrued                                              142,598                 165,417
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $29,138 and $32,329)                                                         131,834                 129,031
  Premiums in course of collection (net of allowances
    of $8,871 and $9,768)                                                         53,388                  75,809
  Deferred income taxes                                                          182,557                 119,971
  Other assets                                                                   954,691                 754,160
SEPARATE ACCOUNT ASSETS                                                       13,390,351              13,175,480
                                                                        --------------------    ---------------------






TOTAL ASSETS                                                        $         36,298,600     $        36,510,941
                                                                        ====================    =====================

                                                                                                    (continued)


GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]
===================================================================================================================

                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2004                     2003
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:
  Policy reserves                                                   $         18,275,700     $        18,650,078
  Policy and contract claims                                                     370,858                 418,930
  Policyholders' funds                                                           367,905                 368,076
  Provision for policyholders' dividends                                          85,727                  89,121
  Undistributed earnings on participating business                               183,295                 177,175

GENERAL LIABILITIES:
  Due to GWL                                                                      28,759                  30,950
  Due to GWL&A Financial Inc.                                                    128,186                 175,691
  Repurchase agreements                                                          466,871                 389,715
  Commercial paper                                                                97,269                  96,432
  Other liabilities                                                            1,014,027               1,052,667
SEPARATE ACCOUNT LIABILITIES                                                  13,390,351              13,175,480
                                                                        --------------------    ---------------------
    Total liabilities                                                         34,408,948              34,624,315
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    Authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    Authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     723,799                 722,365
  Accumulated other comprehensive income                                          16,983                 127,820
  Retained earnings                                                            1,141,838               1,029,409
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                 1,889,652               1,886,626
                                                                        --------------------    ---------------------









TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         36,298,600     $        36,510,941
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
======================================================================================================================
[Unaudited]
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
OPERATING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    ---------------------


  Net income                                                        $            160,316     $           165,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Earnings allocated to participating policyholders                              6,551                   5,646
    Amortization of investments                                                   26,408                 (33,728)
    Net realized gains on investments
     and write-downs of mortgage loans and real estate                           (29,310)                (50,850)
    Depreciation and amortization                                                 32,873                  17,907
    Deferred income taxes                                                        (13,782)                 22,781
  Changes in assets and liabilities:
    Policy benefit liabilities                                                  (167,822)                256,797
    Reinsurance receivable                                                       108,482                  12,070
    Accrued interest and other receivables                                        35,875                  22,161
    Other, net                                                                   (91,433)                (48,548)
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                     68,158                 369,526
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions
    of investments:
    Fixed maturities available-for-sale:
     Sales                                                                     6,037,673               1,887,963
     Maturities and redemptions                                                1,125,872               4,154,422
    Mortgage loans                                                               177,231                  77,751
    Real estate                                                                                            3,000
    Common stock                                                                  46,130                   7,638
  Purchases of investments:
    Fixed maturities held-to-maturity                                         (6,985,790)             (6,248,797)
    Mortgage loans                                                                (8,003)
    Real estate                                                                       (4)                   (496)
    Common stock                                                                (158,906)                 (7,948)
    Other, net                                                                  (158,966)                311,847
                                                                        --------------------    ---------------------

    Net cash provided by investing activities                                     75,237                 185,380
                                                                        --------------------    ---------------------





                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
===================================================================================================================
[Unaudited]
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
FINANCING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    ---------------------

  Contract withdrawals, net of deposits                             $           (159,103)    $          (265,035)
  Net GWL repayments                                                              (2,191)                 (7,875)
  Net GWL&A Financial (repayments) borrowings                                    (47,505)                 12,978
  Dividends paid                                                                 (47,887)                (45,693)
  Commercial paper borrowings, net                                                   837                   5,387
  Repurchase agreements (repayments) borrowings, net                              77,156                (135,279)
                                                                        --------------------    ---------------------

    Net cash used in financing activities                                       (178,693)               (435,517)
                                                                        --------------------    ---------------------

NET (DECREASE) INCREASE IN CASH                                                  (35,298)                119,389

CASH, BEGINNING OF YEAR                                                          188,329                 154,600
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $            153,031     $           273,989
                                                                        ====================    =====================










See notes to consolidated financial statements.                                                     (Concluded)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 [Dollars and Shares in Thousands]
===================================================================================================================
[Unaudited]

                                                                                           Accumulated Other
                                                                                      Comprehensive Income (Loss)
                                                                                     -------------------------------
                                                                                  Unrealized     Minimum
                               Preferred Stock       Common Stock     Additional   Gains         Pension
                             -------------------- ----------------    Paid-in    (Losses)on      Liability    Retained
                             Shares    Amount    Shares    Amount    Capital     Securities     Adjustment    Earnings      Total
                             --------  -------- --------   -------  ----------   -----------   -----------  -----------  -----------
BALANCE, JANUARY 1, 2004          0  $      0     7,032  $  7,032  $   722,365 $    137,131   $    (9,311) $ 1,029,409  $ 1,886,626

  Net income                                                                                                   160,316      160,316
  Other comprehensive income                                                       (110,837)                               (110,837)
                                                                                                                          ----------
Total comprehensive income                                                                                                   49,479
                                                                                                                          ----------
Dividends                                                                                                      (47,887)     (47,887)
Income tax benefit on stock
  compensation                                                           1,434                                                1,434

                             --------  -------- --------   -------   ----------  ------------  -----------   ----------   ----------

BALANCE, JUNE 30, 2004            0  $      0     7,032  $  7,032  $   723,799 $     26,294   $    (9,311) $ 1,141,838  $ 1,889,652
                             ========  ======== ========   =======   ==========  ============  ===========   ==========   ==========







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

         Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

         At June 30, 2004, the Company has a stock option plan that provides for the granting of options on common shares of Great-West Lifeco Inc. (Lifeco), of which the Company is an indirect wholly-owned subsidiary, to certain officers and employees of Lifeco and its subsidiaries, including the Company. The Company accounts for the plan under recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations as allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB No. 123). No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB No.123 to stock-based employee compensation.


                                                   For the three months ended          For the six months ended
                Proforma Disclosures                        June 30,                           June 30,
                                                  ------------------------------     ------------------------------
                     [Thousands]                      2004             2003              2004             2003
         ------------------------------------     -------------    -------------     -------------    -------------

          Net income as reported              $       60,259    $      79,351    $      160,316    $     165,290
          Less compensation for fair value
           of stock options, net of related
           tax effects                                   900              742             1,920            1,401
                                                  -------------    -------------     -------------    -------------

          Proforma net income                 $       59,359    $      78,609    $      158,396    $     163,889
                                                  =============    =============     =============    =============



2.       NEW ACCOUNTING PRONOUNCEMENTS

         In January 2004, FASB reissued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" as FIN 46R. This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance, as reissued, is effective for VIEs created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and confirmed it does not have any investments or ownership in VIEs.

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

         In January 2004, FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and It's Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The adoption of EITF 03-1 would require the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company does not anticipate that the adoption of this issue would have a material impact on the Company's financial position or results of operations.


3.       RELATED-PARTY TRANSACTIONS

         On August 31, 2003, the Company and The Canada Life Assurance Company
         (CLAC), a wholly owned subsidiary of Canada Life Financial Corporation, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch.

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


5.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The cost of employee benefit plans, included in operating expenses, is as follows:


                                                                            Post-Retirement
                                                    Pension Benefits          Medical Plan
                                                  ---------------------   ---------------------
                                                      For the Second Quarter Ended June 30,
                    [Thousands]                    2004         2003        2004        2003
      ----------------------------------------    --------    ---------   ---------   ---------

         Service cost                          $    2,144  $    2,067   $     722   $     512
         Interest cost                              3,329       3,069         684         567
         Expected return on plan assets            (3,733)     (3,238)
         Amortization of transition obligation       (379)       (379)
         Amortization of unrecognized prior
           service cost                               158         158        (178)       (178)
         Amortization of gain from earlier
           periods                                    688         872         166          65
                                                  --------    ---------   ---------   ---------
         Net periodic cost                     $    2,207  $    2,549   $   1,394   $     966
                                                  ========    =========   =========   =========


                                                                            Post-Retirement
                                                    Pension Benefits          Medical Plan
                                                  ---------------------   ---------------------
                                                       For the Six Months Ended June 30,
                    [Thousands]                    2004         2003        2004        2003
      ----------------------------------------    --------    ---------   ---------   ---------

         Service cost                          $    4,288  $    4,134   $   1,444   $   1,022
         Interest cost                              6,658       6,138       1,368       1,136
         Expected return on plan assets            (7,466)     (6,478)
         Amortization of transition obligation       (758)       (758)
         Amortization of unrecognized prior
           service cost                               316         316        (356)       (356)
         Amortization of gain from earlier
           periods                                  1,376       1,746         332         130
                                                  --------    ---------   ---------   ---------
         Net periodic cost                     $    4,414  $    5,098   $   2,788   $   1,932
                                                  ========    =========   =========   =========


         The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $4.8 million to fund its pension plan in 2004. As of June 30, 2004, no contributions have been made. The Company anticipates contributing $4.8 million to fund its pension plan in 2004.

6.       OTHER

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.

         Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.


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

         The following discussion addresses the financial condition of the Company as of June 30, 2004, compared with December 31, 2003, and its results of operations for the quarter and six months ended June 30, 2004, compared with the same periods in 2003. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year ended December 31, 2003, to which the reader is directed for additional information.


                    Operating Summary                   Three Months Ended June 30,        Six Months Ended June 30,
                                                      --------------------------------    -----------------------------
                        [Millions]                        2004              2003             2004             2003
         -----------------------------------------    -------------     --------------    -----------     -------------

         Premium income                            $           161  $            234   $           203  $          507
         Fee income                                            230               207               441             422
         Net investment income                                 239               206               520             421
         Realized investment (losses) gains                    (12)               24                29              51
                                                      -------------     --------------    -----------     -------------
         Total revenues                                        618               671             1,193           1,401

         Total benefits and
          Expenses                                             531               552               954           1,152
         Income tax expenses                                    27                40                79              84
                                                      -------------     --------------    -----------     -------------
         Net income                                $            60  $             79   $           160  $          165
                                                      =============     ==============    ===========     =============

         Deposits for investment-
          type contracts                           $           174  $            122   $           344  $          269
         Deposits to separate
          accounts                                             456               480               992           1,050
         Self-funded premium
          equivalents                                        1,158             1,205             2,325           2,402


                               Balance Sheet                                June 30,         December 31,
                                 [Millions]                                   2004               2003
         -----------------------------------------------------------     ---------------    ----------------

         Investment assets                                           $         19,310    $        19,700
         Separate account assets                                               13,390             13,175
         Total assets                                                          36,299             36,511
         Total policy benefit liabilities                                      19,283             19,703
         Due to GWL                                                                29                 31
         Due to GWL&A Financial Inc.                                              128                176
         Total stockholder's equity                                             1,890              1,887


         CONSOLIDATED RESULTS

         The Company's consolidated net income decreased $19 million or 24% for the second quarter of 2004 when compared to the same period in 2003. The net income decrease reflects a $10 million decrease as a result of the July 2003 purchase of Canada Life Insurance Company of America (CLICA) and Canada Life Insurance Company of New York (CLNY) and the August 2003 Indemnity Reinsurance Agreement with CLAC discussed in Note 3 to the condensed consolidated financial statements (collectively referred to as Canada Life activity), a $3 million increase in the Financial Services segment excluding the impact of the Canada Life activity and an $12 million decrease in the Great-West Healthcare segment excluding the Canada Life activity. The $10 million decrease in the Canada Life activity net income is primarily due to $9.8 million of losses, net of tax, resulting from the change in fair value of the derivative financial instrument discussed in Item 3 - Qualitative and Quantitative Disclosures About Market Risk.

         The Company's consolidated net income decreased $5 million or 3% for the first six months of 2004 when compared to the same period in 2003. The net income decrease reflects a $20 million decrease in the Great-West Healthcare segment excluding the Canada Life activity and a $2 million decrease in the Financial Services segment excluding the impact of the Canada Life activity, offset by a $17 million increase as a result of the Canada Life activity. Included in the Canada Life activity net income is $7.1 million of losses, net of tax, resulting from the change in fair value of the derivative financial instrument discussed in Item 3 - Qualitative and Quantitative Disclosures About Market Risk.

         Total revenues decreased $53 million or 8% for the second quarter of 2004 when compared to the same period in 2003. The decrease in total revenue in the second quarter was primarily due to a $73 million decrease in premium income and a $36 million decrease in realized gains on investments offset by a $23 million increase in fee income and a $33 million increase in net investment income.

         Total revenues decreased $208 million or 15% for the first six months of 2004 when compared to 2003. The decrease in total revenue in the first six months was primarily due to a $304 million decrease in premium income partially offset by a $99 million increase in net investment income. A $394 million decrease in premium income in the Great-West Healthcare segment primarily resulting from the negative premiums associated with the recapture of group life and health premiums by CLAC was offset by a $90 million increase in premium income in the Financial Services segment. A $104 million increase in the net investment income in the Financial Services segment was primarily due to $128 million of Canada Life activity offset by a $24 million decrease primarily resulting from the decline in investment earned rates.

         Benefits and expenses decreased $21 million or 4% for the second quarter of 2004 when compared to the same period in 2003. The decrease in benefits and expenses is primarily due to a $74 million decrease in the Great-West Healthcare segment primarily resulting from the Allianz reinsurance cession, offset by a $53 million increase in the Financial Services segment primarily as a result of the Canada Life activity.

         Benefits and expenses decreased $198 million or 17% for the first six months of 2004 when compared to the first six months in 2003. The decrease in benefits and expenses results from a $379 million decrease in the Great-West Healthcare segment primarily resulting from the recapture of benefit expense by CLAC, offset by a $181 million increase in the Financial Services segment, primarily as a result of the Canada Life activity.

         Income tax expense decreased $5 million or 6% for the first six months of 2004 when compared to the same period in 2003 reflecting the decrease in pretax income.

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

         Deposits for investment-type contracts increased $52 million or 43% and $75 million or 28% for the second quarter and the first six months of 2004 when compared to the same periods in 2003. These increases resulted from increases in the 401(k) line of business and the Canada Life activity.

         Deposits for separate accounts decreased $24 million or 5% and $58 million or 6% for the second quarter and the first six months of 2004 when compared to the same periods in 2003. The decrease is due to the net decrease in contributions in the 401(k) and individual annuity lines of business.

         Self-funded premium equivalents decreased $47 million or 4% and $77 million or 3% for the second quarter and the first six months of 2004 when compared to the same periods in 2003. The decreases are due to lower membership.

         SEGMENT RESULTS

         Great-West Healthcare

         The following is a summary of certain financial data of the Great-West Healthcare segment:


                   Operating Summary                  Three Months Ended June 30,         Six Months Ended June 30,
                                                    --------------------------------    -------------------------------
                       [Millions]                       2004              2003              2004              2003
         ---------------------------------------    -------------    ---------------    -------------     -------------

         Premium income                          $            92  $           191    $            32  $            426
         Fee income                                          164              151                308               310
         Net investment income                                10               15                 26                31
         Realized investment (losses) gains                   (2)               5                  5                10
                                                    -------------    ---------------    -------------     -------------
         Total revenues                                      264              362                371               777

         Total benefits and
          expenses                                           222              296                261               640
         Income tax expenses                                  14               22                 37                46
                                                    -------------    ---------------    -------------     -------------
         Net income                              $            28  $            44    $            73  $             91
                                                    =============    ===============    =============     =============

         Self-funded premium
          equivalents                            $         1,158  $         1,205    $         2,325  $          2,402


         The decrease in earnings for the second quarter and first six months of 2004 compared to the same periods of 2003 is primarily due to lower aggregate stop loss recoveries on prior year deficits.

         Excluding premium and fee income of negative $85 million associated with the Allianz reinsurance cession, premium and fee income remained relatively unchanged for the second quarter of 2004 when compared to the same period of 2003.

         Excluding premium and fee income of negative $208 million associated with Canada Life activity and excluding negative $158 million associated with the Allianz reinsurance cession, premium and fee income decreased $30 million or 4% for the first six months of 2004 when compared to the same period of 2003. The decrease is primarily due to a decline in membership from June 30, 2003 to June 30, 2004. Including 39,000 Canada Life stop loss members which renewed in the first six months of 2004, the Great-West Healthcare segment experienced a 3.1% increase in total health care membership from 1.856 million at December 31, 2003 to 1.913 million at June 30, 2004. There was a .8% decrease in total health care membership from 1.929 million at June 30, 2003 to
         1.913 million at June 30, 2004. The decline in membership during the 12-month period is due to terminations resulting from pricing action related to target margins. However, there was membership growth in the first six months of 2004. Canada Life premiums of negative $208 million are primarily the result of $256 million of premiums related to a recapture of life and health premiums by CLAC associated with the original Indemnity Reinsurance Agreement dated August 31, 2003, offset by $48 million of normal business activity recorded before the February 29, 2004 recapture.

         Excluding total benefits and expenses of negative $85 million associated with the Allianz reinsurance cession, total benefits and expenses increased $11 million or 4% for the second quarter of 2004 when compared to the same period of 2003. The increase is primarily due to lower stop loss recoveries of prior year deficits.

         Excluding total benefits and expenses of negative $211 million associated with Canada Life activity and excluding negative $158 million associated with the Allianz reinsurance cession, total benefits and expenses decreased $10 million or 2% for the first six months when compared to the same period of 2003. The decrease is due primarily to decreased benefits associated with lower membership offset by lower stop loss recoveries of prior year deficits. Canada Life total benefits and expenses of negative $211 million are primarily the result of $256 million of change in reserves as a result of the recapture discussed above offset by $45 million of normal business activity before the February 29, 2004 recapture.

         Self-funded premium equivalents decreased $47 million or 4% and $77 million or 3% for the second quarter and the first six months when compared to the same periods of 2003. The decrease is due to lower membership.


         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.


                   Operating Summary                  Three Months Ended June 30,         Six Months Ended June 30,
                                                    --------------------------------    -------------------------------
                       [Millions]                       2004               2003            2004              2003
         ---------------------------------------    --------------     -------------    ------------     --------------

         Premium income                          $            69   $             43  $           171 $             81
         Fee income                                           66                 56              133              112
         Net investment income                               229                191              494              390
         Realized investment (losses) gains                  (10)                19               24               41
                                                    --------------     -------------    ------------     --------------
         Total revenues                                      354                309              822              624

         Total benefits and
          expenses                                           309                256              693              512
         Income tax expenses                                  13                 18               42               38
                                                    --------------     -------------    ------------     --------------
         Net income                              $            32   $             35  $            87 $             74
                                                    ==============     =============    ============     ==============

         Deposits for investment-
          type contracts                         $           174   $            122  $           344 $            269
         Deposits to separate
          accounts                                           456                480              992            1,050

         Net income for Financial Services decreased $3 million or 9% and increased $13 million or 18% in the second quarter and first six months of 2004 when compared to the same periods of 2003. Effective July 10, 2003 the Company acquired CLICA and CLNY. The results of operations for the life insurance and annuity business areas for these subsidiaries have been included in the Income Statement data above for the second quarter and the first six months of 2004.

         In addition, the Company has entered into an Indemnity Reinsurance Agreement with CLAC pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch as of August 31, 2003. The life insurance and annuity reinsurance transactions related to this agreement have also been included in the Income Statement data above for the second quarter and the first six months of 2004.

         The impact of both of these transactions (Canada Life activity) on the Financial Services Division results for the second quarter and the first six months of 2004 is as follows:


                                                    Three Months Ended               Six Months Ended
                                                          June 30                         June 30
                                                    -------------------------     ---------------------------
         Premiums                                $            29              $              88
         Fee income                                            2                              4
         Net investment income                                43                            128
         Net realized gains (losses) on
            investment                                       (11)                             6
                                                             ----                             -
         Total revenues                                       63                            226
         Policyholder benefits                                59                            170
         Operating expenses                                   13                             32
                                                              --                             --
         Total benefits and expenses                          72                            202
                                                              --
         Income (loss) from operations                        (9)                            24
         Income taxes                                         (3)                             9
                                                              ---                             -
         Net income (loss)                                    (6)                            15

         The $6.0 million net loss for the second quarter of 2004 in the Canada Life activity is primarily due to $9.8 million of losses, net of tax, resulting from the change in fair value of the derivative financial instrument discussed in Item 3 - Qualitative and Quantitative Disclosures About Market Risk.

         The $15.0 million net income for the first six months of 2004 in the Canada Life activity includes $7.1 million of losses, net of tax, resulting from the change in fair value of the derivative financial instrument discussed in Item 3 - Qualitative and Quantitative Disclosures About Market Risk.

         Net income for the Financial Services division (excluding the Canada Life activity discussed above) has increased $3 million or 9% and decreased $2 million or 3% for the second quarter and first six months of 2004 when compared the same periods of 2003. The increase quarter over quarter is primarily related to a decrease in benefits and expenses. The decrease for the first six months of 2004 when compared to same period of 2003 is primarily due to a decrease in investment income and realized investment gains. The net earned rate decreased from 6.35% in June 2003 to 6.02% in June 2004.

         Excluding Canada Life activity, total premiums including deposits to investment-type contracts and deposits to separate accounts decreased $4 million or .3% for the first six months of 2004 when compared to the same period of 2003. Premiums and deposits have decreased $27 million or 11% in the Individual Markets area where sales were lower for the first six months of 2004 when compared to the first six months of 2003. The lower sales were partially due to a $16 million sale in 2003 which was not repeated in 2004. The decrease in the Individual Markets area was offset by a $23 million increase in the Retirement Services area, which is primarily due to premiums on new cases which came in at the end of 2003.

         Retirement participant accounts including third-party administration and institutional accounts increased 4% in 2004 from 2,265,713 at December 31, 2003 to 2,354,535 at June 30, 2004.

         Fee income has increased $17 million or 15%, excluding fee income associated with Canada Life, for the first six months of 2004 when compared to the same period of 2003. Retirement products variable asset-based fees fluctuate with fluctuations in the participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the U.S. equities market.

         Excluding investment income of $128 million associated with Canada Life, investment income decreased $24 million or 6% for the first six months of 2004 when compared to the same period of 2003. The net earned rate decreased from 6.35% in June 2003 to 6.02% in June 2004.

         Excluding total benefits and expenses of $202 million associated with Canada Life, total benefits and expenses decreased $21 million or 4% for the first six months of 2004 when compared to the same period of 2003 due primarily to a decrease in the interest crediting rates on the in force block of business and the surrender of a large case in the prior year.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

         The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company strives to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

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

         The distribution of the fixed maturity portfolio by Standard & Poor's credit rating is summarized as follows:


                                                                    June 30,                  December 31,
                                                                      2004                        2003
                                                              ----------------------     -----------------------

                                 AAA                                      55.1  %                     54.3  %
                                 AA                                        8.5  %                      8.7  %
                                  A                                       14.6  %                     16.0  %
                                 BBB                                      19.1  %                     18.4  %
                 BB and below (non-investment grade)                       2.7  %                      2.6  %
                                                              ----------------- ----     ------------------ ----

                                TOTAL                                    100.0  %                    100.0  %
                                                              ================= ====     ================== ====


         During the first six months of 2004, net unrealized gains on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased stockholder's equity by $111 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1.3 billion and $1.0 billion as of June 30, 2004 and December 31, 2003, respectively. In addition, 97% of the bond portfolio carried an investment grade rating as of June 30, 2004 and December 31, 2003, thereby providing significant liquidity to the Company's overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well-capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.3 million and $96.4 million of commercial paper outstanding at June 30, 2004 and December 31, 2003, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's and a rating of P-1 by Moody's Investors Services, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial Inc. in 1999. The surplus note bears interest at 7.25% and is due June 20, 2048.

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

         To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match these product's liability cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments.

         The Company also manages risk with interest rate derivatives such as interest rate caps that would pay the Company investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased or forecasted to be purchased.

         As a result of the coinsurance with funds withheld element of the Company's reinsurance of business of CLAC's US branch, the Company has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company's operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. Losses of $9.8 million and $7.1 million, net of tax were included in net income for the second quarter and the first six months of 2004, respectively, as a result of this derivative.


Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 2004, the Company held an annual meeting of shareholders at which all of the directors as reported in the Company's annual report on Form 10-K for the period ended December 31, 2003, were unanimously re-elected.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  Exhibit Number            Title                                                Page

                  31.1                      Rule 13a-14(a)/15d-14(a) Certification               24

                  31.2                      Rule 13a-14(a)/15d-14(a) Certification               25

                  32                        18 U.S.C. 1350 Certification                         26

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated April 29, 2004, was filed disclosing the Company's results as of March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BY:       /s/Glen R. Derback                                                    DATE:           August 16, 2004
          ---------------------------------------------------------------------           ---------------------------
          Glen R. Derback, Senior Vice President and Controller
          (Duly authorized officer and chief accounting officer)