Form 10-K/A
period 2003-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2004-10-29
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                              December 31, 2003
                                          ----------------------------------------------------------------------------

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

NOTE: This Form 10-K/A is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                Explanatory Note


Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain disclosures required by EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," were omitted. This amendment is being filed to include this information in a restatement of Item 8, and to reflect the correction of certain information required to be provided in Items 1, 6, and 7. The restatement of Item 8 is further discussed in Note 7 to the consolidated financial statements.

The remainder of the information contained in the original filing is not amended hereby. This Amendment No. 1 continues to speak as of the date of the original filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.




                                TABLE OF CONTENTS
                                                                                                                 Page

Part I     Item 1.    Business.....................................................................................1

                      A.   Organization And Corporate Structure....................................................1
                      B.   Business Of The Company.................................................................1
                      C.   Great-West Healthcare...................................................................4
                      D.   Financial Services......................................................................6
                      E.   Investment Operations...................................................................9
                      F.   Regulation.............................................................................11
                      G    Ratings................................................................................13
                      H.   Miscellaneous..........................................................................13

           Item 2.    Properties..................................................................................13


           Item 3.    Legal Proceedings...........................................................................13


           Item 4.    Submission Of Matters To A Vote Of Security Holders.........................................13


Part II    Item 5.    Market For Registrant's Common Equity And Related
                      Stockholder Matters.........................................................................14

                      A.   Equity Security Holders And Market Information.........................................14
                      B.   Dividends..............................................................................14

           Item 6.    Selected Financial Data.....................................................................14


           Item 7.    Management's Discussion And Analysis Of Financial Condition
                      And Results Of Operations...................................................................15

                      A.   Critical Accounting Policies And Estimates.............................................15
                      B.   Company Results Of Operations..........................................................17
                      C.   Great-West Healthcare Results Of Operations............................................19
                      D.   Financial Services Results Of Operations...............................................21
                      E.   Investment Operations..................................................................24
                      F.   Liquidity And Capital Resources........................................................26
                      G.   Off-Balance Sheet Arrangements.........................................................27
                      H.   Obligations Relating To Debt And Leases................................................27
                      I.   Accounting Pronouncements..............................................................27

           Item 7A.   Quantitative And Qualitative Disclosures About
                      Market Risk.................................................................................29


           Item 8.    Financial Statements And Supplementary Data.................................................30


           Item 9.    Changes In And Disagreements With Accountants On
                      Accounting And Financial Disclosure.........................................................64


           Item 9A.   Controls And Procedures.....................................................................64


Part III   Item 10.   Directors And Executive Officers Of The Registrant..........................................64

                      A.   Identification Of Directors............................................................64
                      B.   Identification Of Executive Officers...................................................65
                      C.   Code Of Ethics.........................................................................67
                      D.   Audit Committee Financial Expert.......................................................67

           Item 11.   Executive Compensation......................................................................68

                      A.   Summary Compensation Table.............................................................68
                      B.   Options................................................................................69
                      C.   Pension Plan Table.....................................................................70
                      D.   Compensation Of Directors..............................................................70
                      E.   Compensation Committee Interlocks And Insider Participation............................70

           Item 12.   Security Ownership Of Certain Beneficial Owners And
                      Management..................................................................................71

                      A.   Security Ownership Of Certain Beneficial Owners........................................71
                      B.   Security Ownership Of Management.......................................................71

           Item 13.   Certain Relationships And Related Transactions..............................................73


           Item 14.   Principal Accounting Fees And Services......................................................73

                      A.   Principal Accounting Fees..............................................................73
                      B.   Pre-Approval Policies And Procedures...................................................74

Part IV    Item 15.   Exhibits, Financial Statement Schedules, And Reports
                      On Form 8-K.................................................................................74

                      A.   Index To Financial Statements..........................................................74
                      B.   Index To Exhibits......................................................................74
                      C.   Reports On Form 8-K....................................................................76

                      Signatures..................................................................................77



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

       The Company recorded as of December 31, 2003, the following (in thousands) as a result of the acquisition of CLICA and CLINY:


       Assets                                                Liabilities and Stockholder's Equity
       ----------------------------------------------------  --------------------------------------------------------

       Fixed maturities                 $       1,937,218    Policy reserves                  $        2,991,407
       Equity investments                          23,680    Policyholders' funds                          2,407
       Mortgage loans                           1,145,494    Policy and contract claims                      899
       Real estate                                    550    Provision for
                                                                policyholders' dividends                   2,800
       Policy loans                                13,621    Other liabilities                           439,439
                                                                                                  -------------------
       Short-term investments                      65,537        Total liabilities                     3,436,952
        Cash (net of acquisition cost)           (232,803)
       Investment income                                     Accumulated other
          due and accrued                          32,147       comprehensive income                     (14,433)
       Other assets                               439,864    Retained earnings                             2,789
                                                                                                  --------------
                                                                Total stockholder's equity               (11,644)

                                          -----------------                                       -------------------
                                        $       3,425,308                                     $        3,425,308
                                          =================                                       ===================


       The Company's statement of operations for the year ended December 31, 2003 includes the following (in thousands) related to CLICA and CLINY for the period from July 10, 2003 to December 31, 2003:


       Total revenues                   $          105,868

       Benefits                                     92,193
       Operating expenses                            9,385
                                           ------------------
        Total benefits and     expenses            101,578

       Income from operations                        4,290

       Income taxes                                  1,501
                                           ------------------
       Net income                       $            2,789
                                           ==================

       On August 31, 2003, the Company and CLAC entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch. The Company recorded $1,427 million in premium income and increase in reserves associated with these policies.

       The Company recorded, at fair value, the following (in thousands) at August 31, 2003 as a result of this transaction:



       Assets                                                 Liabilities and Stockholder's Equity
       -----------------------------------------------------  -------------------------------------------------

       Fixed Maturities                 $         635,061     Policy reserves                $      2,926,497
       Mortgage loans                             451,725     Policy and contract claims               45,229
       Policy loans                               278,152     Policyholders' funds                     65,958
       Reinsurance receivable                   1,320,636
       Deferred policy acquisition
        costs acquired                            313,364
       Investment income
        Due and accrued                            17,280
       Premiums in course of
        collection                                 21,466
                                          ------------------                                   ----------------
                                        $       3,037,684                                    $      3,037,684
                                          ==================                                   ================

       The reinsurance receivable relates to the amount due the Company for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable will be the interest and other investment returns earned net of realized gains and losses on a segregated pool of investments of CLAC's U.S. branch. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, the Company has identified an embedded derivative for the Company's exposure to interest rate and credit risk on the segregated pool of investments. This embedded derivative does not qualify for hedge accounting.

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


                         [Millions] (1)                             2003               2002               2001
         -----------------------------------------------      ---------------     --------------    ----------------

         Premium Income
         Great-West Healthcare
           Group life & health                           $            838     $           960    $        1,034
                                                              ---------------     --------------    ----------------

             Total Great-West Healthcare                              838                 960             1,034
                                                              ---------------     --------------    ----------------

         Financial Services
           Retirement Services                                          1                                     4
           Individual Markets                                       1,414                 160               166
                                                              ---------------     --------------    ----------------

             Total Financial Services                               1,415                 160               170
                                                              ---------------     --------------    ----------------

               Total premium income                      $          2,253     $         1,120    $        1,204
                                                              ===============     ==============    ================
         Fee Income
         Great-West Healthcare
           Group life & health                           $            607     $           660    $          713
                                                              ---------------     --------------    ----------------

             Total Great-West Healthcare                              607                 660               713
                                                              ---------------     --------------    ----------------
         Financial Services
           Retirement Services                                        200                 197               208
           Individual Markets                                          33                  26                26
                                                              ---------------     --------------    ----------------

             Total Financial Services                                 233                 223               234
                                                              ---------------     --------------    ----------------

               Total fee income                          $            840     $           883    $          947
                                                              ===============     ==============    ================
         Deposits for investment-type contracts -
           Financial Services (2)                        $            676     $           691    $          627
                                                              ===============     ==============    ================

         Deposits to Separate Accounts -
           Financial Services                            $          2,217     $         2,461    $        3,240
                                                              ===============     ==============    ================

         Self-funded equivalents -
           Great-West Healthcare (3)                     $          4,674     $        5,228     $        5,721
                                                              ===============     ==============    ================


         (1) All information in the preceding table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.
         (2) Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.
         (3) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

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

              Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded for the year indicated:


                                                                     As of December 31,
                                         ---------------------------------------------------------------------------
                    [Millions]              2003            2002            2001            2000           1999
              -----------------------    ------------    -----------     -----------     -----------    ------------

                    In force         $       102,721  $      58,572  $       66,539  $       96,311  $       82,930


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

              In 2003, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of the institutional partners include Huntington National Bank, US Bank, Citibank, SunTrust Bank, AmSouth Bank, Affiliated Financial Services and Colonial Bank.

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

              Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2003, approximately 10% (10% in 2002 and 7% in 2001) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 90% of outstanding policy loans had variable interest rates averaging 6.54% at December 31, 2003. Investment income from policy loans was $195.6 million, $209.6 million, and $200.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:


             Carrying Value in
                  Millions                 2003            2002            2001            2000            1999
         ---------------------------    ------------    ------------    ------------    ------------    ------------

         Debt Securities:
         U.S. government
           securities and
           obligations of
           U.S. government
           agencies                  $      3,199    $      2,710    $      3,075    $      2,315    $      1,859
         Bonds                              9,880           7,618           7,013           7,055           7,078
         Foreign
           governments                         58              43              28              50              51
                                        ------------    ------------    ------------    ------------    ------------

         Total debt securities             13,137          10,371          10,116           9,420           8,988

         Other Investments:
         Equity investments                   428              90              73              95              69
         Mortgage loans                     1,886             417             613             843             975
         Real estate                            8               4              12             107             104
         Policy loans                       3,389           2,964           3,001           2,810           2,681
         Short-term
           Investments                        852             710             425             414             241
                                        ------------    ------------    ------------    ------------    ------------

         Total investments           $     19,700    $     14,556    $     14,240    $     13,689    $     13,058
                                        ============    ============    ============    ============    ============

         Cash                        $        188    $        155    $        214    $        154    $        268
         Accrued investment
           Income                             165             133             131             139             138



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


                    Rating Agency                              Measurement                     Current Rating
         -------------------------------------    --------------------------------------    ----------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the Company's Consolidated Financial Statements. Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities. Actual results could differ from those estimates.


                INCOME STATEMENT                                   Years Ended December 31,
                                            ------------------------------------------------------------------------
                      DATA                     2003           2002           2001            2000           1999
         -------------------------------    -----------    -----------    ------------    -----------    -----------
                   [millions]
         Premium income                  $      2,253   $      1,120   $      1,203    $      1,332   $      1,163
         Fee income                               840            884            947             872            635
         Net investment income                    988            919            935             925            876
         Net realized investment
           gains                                   40             42             47              28              1
                                            -----------    -----------    ------------    -----------    -----------

         Total revenues                         4,121          2,965          3,132           3,157          2,675

         Policyholder benefits                  2,684          1,593          1,696           1,746          1,582
         Operating expenses                       965            958          1,021           1,018            804
                                            -----------    -----------    ------------    -----------    -----------
         Total benefits and
           expenses excluding
           special charges                      3,649          2,551          2,717           2,764          2,386
         Income tax expense                       154            130            141             134             83
                                            -----------    -----------    ------------    -----------    -----------

         Net income before
           special charges                        318            284            274             259            206
         Special charges (net)                                                   81
                                            -----------    -----------    ------------    -----------    -----------
         Net income                      $        318   $        284   $        193    $        259   $        206
                                            ===========    ===========    ============    ===========    ===========

         Deposits for investment-
           type contracts                $        675   $        691   $        627    $        835   $        634
         Deposits to separate
           accounts                             2,217          2,461          3,240           3,105          2,583
         Self-funded premium
           equivalents                          4,674          5,228          5,721           5,181          2,979


                 BALANCE SHEET                                           December 31,
                                            ------------------------------------------------------------------------
                      DATA                     2003           2002           2001            2000           1999
         -------------------------------    -----------    -----------    ------------    -----------    -----------
                   [millions]
         Investment assets               $     19,700   $     14,556   $     14,240    $     13,689   $     13,058
         Separate account assets               13,175         11,338         12,585          12,381         12,820
         Total assets                          36,453         27,656         28,818          27,897         27,530
         Total policy benefit
           liabilities                         19,149         13,007         12,931          12,825         12,341
         Due to GWL                                31             34             42              43             36
         Due to GWL&A Financial                   176            171            215             171            175
         Total shareholder's
           equity                               1,887          1,664          1,470           1,427          1,167


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

              Fee income in 2003 was comprised of Great-West Healthcare fee income, Financial Services fee income and Canada Life fee income of $607.2 million, $229.6 million and $3.3 million, respectively. Great-West Healthcare fee income, excluding the Canada Life activity, declined $53.2 million or 8.1% when compared to 2002, due to a decline in medical members. Financial Services fee income, excluding the Canada Life activity, increased $6.5 million or 2.9% when compared to 2002, primarily the result of an increase during 2003 of participant accounts including third-party administration and institutional accounts. Fee income in 2002 was comprised of Great-West Healthcare fee income and Financial Services fee income of $660.4 million and $223.1 million, respectively. Great-West Healthcare fee income declined $52.9 million or 7.4% when compared with 2001, due to a decline in medical members. Financial Services fee income declined $11.0 million or 4.7% when compared to 2001, primarily the result of weak U.S. equity markets, which reduced revenues from asset-based fees.

              Benefits
              Total benefits increased $1.1 billion or 68.5% in 2003 when compared to 2002, reflecting an increase of $1.6 billion resulting from the Canada Life activity offset by a decrease of $514 million in the Great-West Healthcare segment due primarily to the reinsurance agreement with Allianz and a decrease of $51 million in the Financial Services segment. Total benefits decreased $103.8 million or 6.1% in 2002 when compared to 2001, reflecting lower group life and health claims primarily as a result of the decline in membership in the Great-West Healthcare segment.

              Expenses
              Total expenses increased $7.5 million or 0.8% in 2003 when compared to 2002 primarily due to a $69.1 million increase related to the Canada Life acquisition, offset by a $62.6 million decrease in the Great-West Healthcare segment, excluding the Canada Life activity, due to process efficiencies and a decrease in membership.

              Total expenses decreased $63.0 million or 6.2% in 2002 when compared to 2001, before special charges, as the Company focused on reducing administrative costs. During 2002, Great-West Healthcare's operating expenses decreased $42.5 million due primarily to reduced administrative costs and medical membership. Financial Services' operating expenses decreased $20.4 million due primarily to effective expense management and lower commissions.

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

              Deposits for investment-type contracts decreased $15.2 million or 2% in 2003 when compared to 2002. Deposits for investment-type contracts increased $64.3 million or 10% in 2002 when compared to 2001. The decrease in 2003 was primarily attributable to a net decrease in participant accounts in the retirement products area in 2003. The increase in 2002 was primarily attributable to one large case sale in the Financial Services segment.

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

C.       GREAT-WEST HEALTHCARE RESULTS OF OPERATIONS

         The following is a summary of certain financial data of the Great-West Healthcare segment:


                                                                          Years Ended December 31,
                                                          ---------------------------------------------------------
         INCOME STATEMENT DATA                                  2003                2002                2001
         ---------------------------------------------    -----------------   -----------------    ----------------
                          [millions]
         Premiums                                      $          838       $         960       $        1,033
         Fee income                                               608                 661                  713
         Net investment income                                     72                  68                   66
         Net realized investment gains (losses)                    10                   9                   16
                                                          -----------------   -----------------    ----------------

         Total revenues                                         1,528               1,698                1,828

         Policyholder benefits                                    568                 762                  859
         Operating expenses                                       699                 733                  774
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses
           before special charges                               1,267               1,495                1,633
         Income tax expense                                        88                  67                   68
                                                          -----------------   -----------------    ----------------

         Net income excluding special charges                     173                 136                  127
         Special charges (net)                                                                              81
                                                          -----------------   -----------------    ----------------
         Net income                                    $          173       $         136       $           46
                                                          =================   =================    ================

         Self-funded premium equivalents               $        4,674       $       5,228       $        5,721

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

         Excluding total benefits and expenses associated with CLAC reinsurance and Allianz reinsurance, total benefits and expenses decreased $206 million or 14% in 2003 when compared to 2002. While increased utilization and higher medical costs increased benefits on in-force cases, the decrease in overall membership, combined with pricing actions taken in 2002, resulted in a reduction of benefits.

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

D.       FINANCIAL SERVICES RESULTS OF OPERATIONS

         The following is a summary of certain financial data of the Financial Services segment:



                                                                          Years Ended December 31,
                                                          ---------------------------------------------------------
         INCOME STATEMENT DATA                                  2003                2002                2001
         ---------------------------------------------    -----------------   -----------------    ----------------
                          [millions]
         Premiums                                      $        1,415       $         160       $          170
         Fee income                                               233                 223                  234
         Net investment income                                    916                 851                  869
         Net realized investment gains                             29                  33                   31
                                                          -----------------   -----------------    ----------------

         Total revenues                                         2,593               1,267                1,304

         Policyholder benefits                                  2,116                 831                  837
         Operating expenses                                       267                 225                  247
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses                            2,383               1,056                1,084
                                                          -----------------   -----------------    ----------------
         Income from operations                                   210                 211                  220
         Income tax expense                                        65                  63                   73
                                                          -----------------   -----------------    ----------------

         Net income                                    $          145       $         148       $          147
                                                          =================   =================    ================

         Deposits for investment-type
           contracts                                   $          676       $         691       $          627
         Deposits to separate accounts                          2,217               2,461                3,240

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

         The impact of both of these transactions (Canada Life activity) on the Financial Services division results for 2003 was as follows:

                    [Millions]
                    Premiums                                    $1,242
                    Fee income                                       3
                    Net investment income                          144
                    Net realized gains on inv                        2
                                                            ----------
                    Total revenues                               1,391
                    Policyholder benefits                        1,341
                    Operating expenses                              41
                                                             ---------
                    Total benefits and expenses                  1,382
                    Income from operations                           9
                    Income taxes                                     2
                                                            ----------
                    Net income                                  $    7
                                                            ==========

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

         The amount of fixed annuity products in force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the balances in the separate accounts:




                  Year ended                                         Retirement               Individual
                 December 31,            General Account             Services                  Markets
                 [millions]              Annuity Reserves         Separate Accounts        Separate Accounts
              --------------------    ----------------------    --------------------     --------------------
                     1999          $          4,969          $         11,425        $             843
              -------------------- -- ---------------------- -- -------------------- --- --------------------
                     2000                     4,738                    10,753                      950
              -------------------- -- ---------------------- -- -------------------- --- --------------------
                     2001                     4,687                    10,277                      945
              -------------------- -- ---------------------- -- -------------------- --- --------------------
                     2002                     4,612                     8,859                      808
              -------------------- -- ---------------------- -- -------------------- --- --------------------
                     2003                     7,124                    10,289                    1,244
              -------------------- -- ---------------------- -- -------------------- --- --------------------


         Total policyholder benefits decreased $56 million or 7% during 2003 excluding the impact of the Canada Life activity. In 2002 total policyholder benefits decreased $6 million or 1% from 2001. Total policyholder benefits represent benefits on insurance and annuity products, interest paid or credited to policyholder and participant accounts, dividends paid, and change in actuarial reserves.

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

         At December 31, 2003 and 2002, the Company had $8.9 billion (including $1.6 billion for Canada Life) and $7.1 billion, respectively, of policy reserves on individual insurance on the balance sheet. The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:


                                                                     As of December 31,
                                         ---------------------------------------------------------------------------
                    [Millions]              2003            2002            2001            2000           1999
              -----------------------    -----------     -----------     -----------     -----------    ------------

                     In force         $      67,645  $       50,605  $       50,769  $       46,631  $       43,831


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


         A summary of the Company's general account invested assets follows:

                                   [Millions]                                       2003                 2002
         ----------------------------------------------------------------     -----------------    -----------------

         Fixed maturities, available-for-sale, at fair value              $         13,137      $        10,371
         Equity investments, at fair value                                             428                   90
         Mortgage loans, on real estate                                              1,886                  417
         Real estate                                                                     8                    4
         Short-term investments                                                        852                  710
         Policy loans                                                                3,389                2,964
                                                                              -----------------    -----------------

               Total invested assets                                      $         19,700      $        14,556
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

              The distribution of the fixed maturity portfolio by credit rating is summarized as follows:


                                    Credit Rating                                   2003                 2002
              -----------------------------------------------------------     -----------------    -----------------

              AAA                                                                   54.3%                58.9%
              AA                                                                     8.7                  8.9
              A                                                                     16.0                 15.2
              BBB                                                                   18.4                 14.4
              BB and below (non-investment grade)                                    2.6                  2.6
                                                                              -----------------    -----------------
                    TOTAL                                                          100.0%               100.0%
                                                                              =================    =================

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

H.       OBLIGATIONS RELATING TO DEBT AND LEASES


                                             Payments due by period ($ millions)

                                        Less than 1      1-3 Years     3-5          More than 5
                            Total           year                        Years          Years

                           ---------    -------------    ----------    ---------    -------------
Long-term debt              200.0                          25.0                        175.0
Operating leases            129.2           25.6           62.5          41.1
                           ---------    -------------    ----------    ---------    -------------
Total                       329.2           25.6           87.5          41.1          175.0
                           =========    =============    ==========    =========    =============

        The table above does not include obligations under the Company's insurance contracts, as the timing of cash requirements is largely dependent on the occurrence of future events.

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

         On June 29, 2001, Statement No.141, "Business Combinations" (SFAS No.
         141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

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

         In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation.

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


                                                     Projected Cash Flows by Calendar Year

        [$ millions]                                                              There-     Undiscounted       Fair
                               2004       2005      2006       2007       2008    after         Total          Value
                              -------    -------    ------    -------    -------- -------    -------------    ---------

        Benchmark             2,817      2,634      2,517     2,041       1,907   7,850         19,767         15,464
        Interest rates
          up 1%               2,708      2,529      2,462     2,100       1,946   8,186         19,930         14,823

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        (A wholly-owned subsidiary of GWL&A
                                Financial Inc.)

              Consolidated Financial Statements for the Years Ended
                      December 31, 2003, 2002, and 2001 and
              Report of Independent Registered Public Accounting Firm




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 7, the accompanying financial statements have been restated to include disclosures required by Emerging Issues Task Force 03-1. "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."



DELOITTE & TOUCHE LLP
Denver, Colorado
February 25, 2004 (October 29, 2004 as to the effects of the restatement discussed in Note 7)



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Dollars in Thousands)
======================================================================================================================

                                                                             2003                      2002
                                                                    -----------------------    ----------------------

ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
  (amortized cost $12,757,614 and $9,910,662 )                    $          13,136,564     $           10,371,152
  Equity investments, at fair value (cost $407,797
    and $102,862)                                                               427,810                     90,188
  Mortgage loans on real estate (net of allowances
    of $31,889 and $55,654)                                                   1,885,812                    417,412
  Real estate                                                                     7,912                      3,735
  Policy loans                                                                3,389,534                  2,964,030
  Short-term investments, available-for-sale (cost
    $852,198 and $709,592)                                                      852,198                    709,804

                                                                    -----------------------    ----------------------
      Total Investments                                                      19,699,830                 14,556,321
                                                                    -----------------------    ----------------------

OTHER ASSETS:
  Cash                                                                          188,329                    154,600
  Reinsurance receivable:
    Related party                                                             1,312,139                      3,104
    Other                                                                       262,685                    238,049
  Deferred policy acquisition costs                                             284,866                    267,846
  Deferred ceding commission                                                    285,165
  Investment income due and accrued                                             165,417                    133,166
  Amounts receivable related to uninsured accident
    and health plan claims (net of allowances of
    $32,329 and $42,144)                                                        129,031                     86,228
  Premiums in course of collection (net of
     allowances of $9,768 and $12,011)                                           75,809                     54,494
  Deferred income taxes                                                         119,971                     69,016
  Other assets                                                                  754,160                    754,869
SEPARATE ACCOUNT ASSETS                                                      13,175,480                 11,338,376
                                                                    -----------------------    ----------------------




TOTAL ASSETS                                                      $          36,452,882     $           27,656,069
                                                                    =======================    ======================





=====================================================================================================================

                                                                                      2003                2002
                                                                                -----------------   -----------------

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves:
      Related party                                                          $       3,429,873    $        518,587
      Other                                                                         15,220,205          11,732,627
    Policy and contract claims                                                         418,930             378,995
    Policyholders' funds                                                               368,076             299,730
    Provision for policyholders' dividends                                              89,121              76,983
    Undistributed earnings on participating business                                   177,175             170,456
GENERAL LIABILITIES:
    Due to GWL                                                                          30,950              33,841
    Due to GWL&A Financial                                                             175,691             171,416
    Repurchase agreements                                                              389,715             323,200
    Commercial paper                                                                    96,432              96,645
    Other liabilities                                                                  994,608             850,757
SEPARATE ACCOUNT LIABILITIES                                                        13,175,480          11,338,376
                                                                                -----------------   -----------------
      Total Liabilities                                                             34,566,256          25,991,613
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
    Preferred stock, $1 par value, 50,000,000 shares authorized, 0 shares issued and outstanding Common stock, $1 par value; 50,000,000 shares
      authorized; 7,032,000 shares issued and outstanding                                7,032               7,032
    Additional paid-in capital                                                         722,365             719,709
    Accumulated other comprehensive income                                             127,820             150,616
    Retained earnings                                                                1,029,409             787,099
                                                                                -----------------   -----------------
      Total Stockholder's Equity                                                     1,886,626           1,664,456
                                                                                -----------------   -----------------




TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $      36,452,882    $     27,656,069
                                                                                =================   =================

See notes to consolidated financial statements.





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Thousands)
=====================================================================================================================

                                                                   2003                2002               2001
                                                              ----------------   -----------------  -----------------
REVENUES:
  Premiums:
    Related party                                          $      1,595,357   $         16,715    $        18,144
    Other (net of premiums ceded totaling
      $461,092, $83,789 and $82,028)                                657,540          1,103,380          1,185,495
  Fee income                                                        840,072            883,562            947,255
  Net investment income                                             988,400            919,365            934,756
  Net realized gains on investments                                  39,560             41,626             46,825
                                                              ----------------   -----------------  -----------------
                                                                  4,120,929          2,964,648          3,132,475
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $410,430,
   $50,974 and $40,144)                                             573,976            936,215          1,029,495
  Increase in reserves:
    Related party                                                 1,450,185             15,934             12,475
    Other                                                            51,320             55,414             45,958
  Interest paid or credited to contractholders                      514,846            498,549            530,027
  Provision for policyholders' share of earnings
    on participating business                                         1,159              7,790              2,182
  Dividends to policyholders                                         92,118             78,851             76,460
                                                              ----------------   -----------------  -----------------
                                                                  2,683,604          1,592,753          1,696,597

  Commissions                                                       180,673            185,450            197,099
  Operating expenses                                                753,336            741,979            787,110
  Premium taxes                                                      31,675             30,714             36,911
  Special charges                                                                                         127,040
                                                              ----------------   -----------------  -----------------
                                                                  3,649,288          2,550,896          2,844,757

INCOME BEFORE INCOME TAXES                                          471,641            413,752            287,718
PROVISION FOR INCOME TAXES:
  Current                                                           173,181            126,222            136,965
  Deferred                                                          (19,561)             3,993            (41,993)
                                                              ----------------   -----------------  -----------------
                                                                    153,620            130,215             94,972
                                                              ----------------   -----------------  -----------------
NET INCOME                                                 $        318,021   $        283,537    $       192,746
                                                              ================   =================  =================




See notes to consolidated financial statements.




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Dollars in Thousands)

====================================================================================================================================



                                                                                   Accumulated Other
                                                                                    Comprehensive
                                                                                    Income (Loss)
                                                                            ------------------------------
                                                                             Unrealized       Minimum
                                                               Additional        Gains         Pension
                                      Preferred     Common      Paid-in       (Losses)       Liability      Retained
                                        Stock       Stock       Capital     on Securities    Adjustment     Earnings      Total
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------

BALANCES, JANUARY 1, 2001           $         0  $    7,032  $     717,704 $       33,672  $              $   669,021  $  1,427,429
   Net income                                                                                                 192,746       192,746
   Other comprehensive income                                                      42,835                                    42,835
                                                                                                                        ------------
Total comprehensive income                                                                                                  235,581
                                                                                                                        ------------
Dividends                                                                                                    (187,633)     (187,633)
Capital contributions adjustment -
  Parent stock options                                             (12,098)                                                 (12,098)
Income tax benefit on stock
   Compensation                                                      7,195                                                    7,195
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------
BALANCES, DECEMBER 31, 2001                   0       7,032        712,801         76,507                     674,134     1,470,474
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------
   Net income                                                                                                 283,537       283,537
   Other comprehensive income                                                      86,993         (12,884)                   74,109
                                                                                                                        ------------
Total comprehensive income                                                                                                  357,646
                                                                                                                        ------------
Dividends                                                                                                    (170,572)     (170,572)
Income tax benefit on stock
   Compensation                                                      6,908                                                    6,908
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------
BALANCES, DECEMBER 31, 2002                   0       7,032        719,709        163,500         (12,884)    787,099     1,664,456
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------
   Net income                                                                                                 318,021       318,021
   Other comprehensive income                                                     (26,369)           3,573                  (22,796)
                                                                                                                        ------------
Total comprehensive income                                                                                                  295,225
                                                                                                                        ------------
Dividends                                                                                                     (75,711)      (75,711)
Income tax benefit on stock
   compensation                                                      2,656                                                    2,656
                                      ----------  ----------  ------------  --------------   ------------  -----------  ------------
BALANCES, DECEMBER 31, 2003         $         0  $    7,032  $     722,365 $      137,131  $       (9,311)  1,029,409  $  1,886,626
                                      ==========  ==========  ============  ==============   ============  ===========  ============






GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Dollars in Thousands)
=====================================================================================================================

                                                                    2003               2002               2001
                                                              -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
  Net income                                               $        318,021    $       283,537    $       192,746
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Earnings allocated to participating
        policyholders                                                 1,159              7,790              2,182
      Amortization of investments                                   (64,126)           (76,002)           (82,955)
      Net realized gains on investments                             (39,560)           (41,626)           (46,825)
      Depreciation and amortization (including
        goodwill impairment in 2001)                                 59,375             37,639             62,101
      Deferred income taxes                                         (19,561)             3,993            (41,993)
      Stock compensation adjustment                                                                       (12,098)
  Changes in assets and liabilities, net of
     effects from acquisitions:
      Policy benefit liabilities                                    516,019            622,854            334,025
      Reinsurance receivable                                        (13,064)            41,199            (48,384)
      Receivables                                                   (23,724)            89,686            153,350
      Bank overdrafts                                                32,068            (41,901)           (29,121)
      Other, net                                                    (26,405)          (159,562)           157,228
                                                              -----------------  -----------------  -----------------
        Net cash provided by operating activities          $        740,202    $       767,607    $       640,256
                                                              -----------------  -----------------  -----------------




                                                                                                    (Continued)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Dollars in Thousands)
=====================================================================================================================

                                                                    2003               2002               2001
                                                              ------------------  ---------------   -----------------

INVESTING ACTIVITIES:
Proceeds from sales, maturities and
    redemptions of investments:
    Fixed maturities available-for-sale:
           Sales                                           $      7,852,152           5,729,919  $      5,201,692
           Maturities and redemptions                             6,033,863           1,456,176         1,244,547
    Mortgage loans                                                  188,341             210,224           224,810
    Real estate                                                       3,012               3,570
    Equity investments                                               86,908               2,798            38,331
  Purchases of investments:
    Fixed maturities available-for -sale                        (14,265,107)         (7,369,364)       (6,878,213)
    Mortgage loans                                                   (5,500)
    Real estate                                                      (6,190)             (2,768)           (3,124)
    Equity investments                                             (369,650)            (29,690)          (27,777)
    Corporate owned life insurance                                                                       (100,000)
  Other, net                                                         96,155             (77,769)           95,808
  Acquisitions, net of cash acquired                               (128,636)
                                                              ------------------  ---------------   -----------------
          Net cash used in investing activities            $       (514,652)            (76,904) $       (203,926)
                                                              ------------------  ---------------   -----------------





                                                                                          (Continued)





GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001,
(Dollars in Thousands)
=====================================================================================================================

                                                                   2003               2002                2001
                                                             -----------------   ----------------   -----------------

FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits                   $       (180,346)   $       (599,724)  $       (483,285)
  Due to GWL                                                        (6,341)             (8,033)            (1,207)
  Due to GWL&A Financial                                             4,275             (43,415)            45,245
  Dividends paid                                                   (75,711)           (170,572)          (187,633)
  Net commercial paper repayments                                     (213)               (401)              (585)
  Net repurchase agreements borrowings                              66,515              72,311            250,889
                                                             -----------------   ----------------   -----------------
      Net cash used in financing activities                       (191,821)           (749,834)          (376,576)
                                                             -----------------   ----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                     33,729             (59,131)            59,754

CASH, BEGINNING OF YEAR                                            154,600             213,731            153,977
                                                             -----------------   ----------------   -----------------

CASH, END OF YEAR                                         $        188,329    $        154,600   $        213,731
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



                                                                                                (Concluded)



See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Amounts in Thousands, except Share Amounts)
================================================================================

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

              The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired loans. Management's judgment is based on past loss experience, current and projected economic conditions and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

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

       Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by FASB Statement No. 138 (SFAS No. 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS No. 133 resulted in an approximate $1,000 after-tax increase to accumulated comprehensive income, which has been included in the 2001 change in other comprehensive income in the Statement of Stockholder's Equity.

       SFAS No. 133 and 138, as subsequently amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and changes in fair value of derivatives not qualifying for hedge accounting are recognized in net investment income.

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

       Hedge ineffectiveness of $125, $177 and $907 determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the years ended December 31, 2003, 2002 and 2001, respectively.

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

       In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation.

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

       In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits (GMDB), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company is currently evaluating the impact of adopting SOP 03-1 on its consolidated financial position and results of operations.

       EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," was finalized to provide guidance on disclosures about investments with unrealized losses, which disclosures are included in Note 7. EITF Issue No. 03-1's guidance on the measurement and recognition of other-than-temporary impairment of investments in debt and equity securities has not been finalized and the Company cannot evaluate the ultimate impact of EITF 03-1.

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

       The Company recorded as of December 31, 2003, the following as a result of the acquisition (net of the $235 million purchase price) CLICA and
       CLINY:

       Assets                                                  Liabilities and Stockholder's Equity
       ------------------------------------------------------  ------------------------------------------------------

       Fixed maturities                 $        1,937,218     Policy reserves               $       2,991,407
       Equity investments                           23,680     Policyholders' funds                      2,407
       Mortgage loans                            1,145,494     Policy and contract claims                  899
       Real estate                                     550     Provision for
                                                                  policyholders' dividends               2,800
       Policy loans                                 13,621     Other liabilities                       439,439
                                                                                                ---------------------
       Short-term investments                       65,537         Total liabilities                 3,436,952
       Cash                                       (232,803)
       Investment income                                       Accumulated other
          due and accrued                           32,147        comprehensive income                 (14,433)
       Other assets                                439,864     Retained earnings                         2,789
                                                                   Total stockholder's equity          (11,644)

                                           ------------------                                   ---------------------
                                        $        3,425,308                                   $       3,425,308
                                           ==================                                   =====================


       The Company's statement of operations for the year ended December 31, 2003 includes the following related to CLICA and CLINY for the period from July 10, 2003 to December 31, 2003:

       Total revenues                   $          105,868

       Benefits                                     92,193
       Operating expenses                            9,385
                                           ------------------
       Total benefits and expenses                 101,578

       Income from operations                        4,290

       Income taxes                                  1,501
                                           ------------------
       Net income                       $            2,789
                                           ==================

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


       Assets                                                  Liabilities and Stockholder's Equity
       ------------------------------------------------------  -----------------------------------------------

       Fixed maturities                 $          635,061     Policy reserves            $        2,926,497
       Mortgage loans                              451,725     Policy and contract claims             45,229
       Policy loans                                278,152     Policyholders' funds                   65,958
       Reinsurance receivable                    1,320,636
       Deferred policy acquisition
        costs acquired                             313,364
       Investment income
        due and accrued                             17,280
       Premiums in course of
        collection                                  21,466
                                           ------------------                                 ----------------
                                        $        3,037,684                                $        3,037,684
                                           ==================                                 ================

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


                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2003              2002               2001
                                                                ---------------   ---------------    ---------------

      Investment management revenue                          $        3,355     $         892     $          186
      Administrative and underwriting revenue                         1,859               860              1,043

                                                                ---------------   ---------------    ---------------
      Total                                                  $      5,214       $       1,752     $        1,229
                                                                ===============   ===============    ===============

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

       The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgment is based on past loss experience and current and projected economic conditions.

       Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:


                                                                     2003               2002               2001
                                                                 --------------    ---------------    ---------------

      Balance, beginning of year                              $        42,144   $        53,431    $        34,700
      Amounts acquired by reinsurance                                                     6,207
      Provisions charged (reversed) to operations                       1,460            (7,544)            50,500
      Amounts written off - net                                       (11,275)           (9,950)           (31,769)
                                                                 --------------    ---------------    ---------------
      Balance, end of year                                    $        32,329   $        42,144    $        53,431
                                                                 ==============    ===============    ===============

      Activity in the allowance for premiums in course of collection is as follows:

                                                                      2003              2002               2001
                                                                 --------------    ---------------    ---------------

      Balance, beginning of year                              $        12,011   $        22,217    $        18,700
      Amounts acquired by reinsurance                                                     1,600
      Provisions charged (reversed) to operations                       1,889            (5,729)            29,642
      Amounts written off - net                                        (4,132)           (6,077)           (26,125)
                                                                 --------------    ---------------    ---------------
      Balance, end of year                                    $         9,768   $        12,011    $        22,217
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

       The following schedule details life insurance in force and life and accident/health premiums:



                                                                                                         Percentage
                                                                                                         of Amount
                                                    Reinsurance       Reinsurance                         Assumed
                                    Direct             Ceded            Assumed            Net             To Net
                                ---------------   ----------------  ----------------  ---------------   -------------
      December 31, 2003:
        Life insurance in force:
          Individual         $     49,590,015  $     16,483,477   $    18,054,587   $    51,161,125        35.3%
          Group                    49,150,866            18,941        53,570,393       102,702,318        52.2%
                                ---------------   ----------------  ----------------  ----------------
            Total            $     98,740,881  $     16,502,418   $    71,624,979   $   153,863,442
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        459,039  $         30,138   $     1,184,332   $     1,613,233        73.4%
          Accident/health             678,516           423,592           321,996           576,920        55.8%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,137,555  $        453,730   $     1,506,328   $     2,190,153
                                ===============   ================  ================  ================

      December 31, 2002:
        Life insurance in force:
          Individual         $     43,324,059  $     12,786,783   $     7,280,731   $    37,818,007        19.3%
          Group                    51,385,610                           7,186,698        58,572,308        12.3%
                                ---------------   ----------------  ----------------  ----------------
            Total            $     94,709,669  $     12,786,783   $    14,467,429   $    96,390,315
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        312,388  $         40,582   $        41,245   $       313,051        13.2%
          Accident/health             728,972            43,047           128,820           814,745        15.8%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,041,360  $         83,629   $       170,065   $     1,127,796
                                ===============   ================  ================  ================

      December 31, 2001:
        Life insurance in force:
          Individual         $     43,370,006  $      8,330,282   $     7,399,250   $    42,438,974        17.4%
          Group                    56,650,090                           9,888,796        66,538,886        14.9%
                                ---------------   ----------------  ----------------  ----------------
            Total            $    100,020,096  $      8,330,282   $    17,288,046   $   108,977,860
                                ===============   ================  ================  ================

        Premium Income:
          Life insurance     $        384,688  $         32,820   $        37,442   $       389,310         9.6%
          Accident/health             830,970            49,001            42,750           824,719         5.2%
                                ---------------   ----------------  ----------------  ----------------
            Total            $      1,215,658  $         81,821   $        80,192   $     1,214,029
                                ===============   ================  ================  ================




6. NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

       Net investment income is summarized as follows:
                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2003              2002               2001
                                                                ---------------   ---------------    ---------------
      Investment income:
        Fixed maturities and short-term investments          $       697,209    $      673,825    $       693,573
        Equity investments                                             4,703             3,272              4,882
        Mortgage loans on real estate                                 84,532            48,625             69,237
        Real estate                                                    1,434             2,815              1,113
        Policy loans                                                 195,633           209,608            200,533
        Other                                                         37,254             5,236              3,766
                                                                ---------------   ---------------    ---------------
                                                                   1,020,765           943,381            973,104
      Investment expenses, including interest on
        amounts charged by the related parties
        of  $14,345, $14,976 and $14,732                              32,365            24,016             38,348
                                                                ---------------   ---------------    ---------------
      Net investment income                                  $       988,400    $      919,365    $       934,756
                                                                ===============   ===============    ===============

       Net realized gains (losses) on investments are as follows:
                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2003              2002               2001
                                                                ---------------   ---------------    ---------------
      Realized gains (losses):
        Fixed maturities                                     $        26,621    $       33,455    $        32,116
        Equity investments                                             1,013             1,639             13,052
        Mortgage loans on real estate                                  3,159             1,493              1,657
        Real estate                                                     (248)
        Provisions for impairments                                     9,015             5,039
                                                                ---------------   ---------------    ---------------
      Net realized gains on investments                      $        39,560    $       41,626    $        46,825
                                                                ===============   ===============    ===============

7. SUMMARY OF INVESTMENTS

       Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain disclosures required by EITF 03-1, "The Meaning of Other - Than - Temporary Impairment and Its Application to Certain Investments" were omitted. As a result, this Note 7 has been restated to provide the required disclosures.

       Fixed maturities owned at December 31, 2003 are summarized as follows:

                                                          Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized         Fair          Carrying
                                          Cost            Gains          Losses           Value           Value
      -----------------------------    ------------    ------------    ------------    ------------    ------------
      U.S. Government CMO           $   1,112,972   $     27,273    $       1,992   $   1,138,253   $   1,138,253
      U.S. Government ABS                 461,185         21,490              232         482,443         482,443
      U.S. Government MBS                 520,629          5,521              123         526,027         526,027
      U.S. Government Other             1,052,061         17,747           17,981       1,051,827       1,051,827
      Credit tenant loans                 128,931         11,717              265         140,383         140,383
      State and municipalities          1,133,234         79,323            4,204       1,208,353       1,208,353
      Foreign government                   58,211          1,191              940          58,462          58,462
      Corporate bonds                   4,107,100        238,908           84,306       4,261,702       4,261,702
      Mortgage backed
        securities - CMO                  353,750         15,914            1,315         368,349         368,349
      Public utilities                  1,156,156         61,015           20,248       1,196,923       1,196,923
      Asset backed securities           2,272,648         64,538           33,751       2,303,435       2,303,435
      Derivatives                           1,838                          3,805           (1,967)         (1,967)
      Collateralized mortgage
        obligation                        398,899          3,605              130         402,374         402,374
                                       ------------    ------------    ------------    ------------    ------------
                                    $  12,757,614   $    548,242    $     169,292   $  13,136,564   $  13,136,564
                                       ============    ============    ============    ============    ============



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

                                                          Amortized           Estimated
                                                            Cost             Fair Value
                                                       ----------------    ----------------
      Due in one year or less                       $         684,947   $         710,287
      Due after one year through five years                 3,351,405           3,495,805
      Due after five years through ten years                1,660,758           1,743,056
      Due after ten years                                   1,940,424           1,966,535
      Mortgage backed securities                            2,386,248           2,435,003
      Asset backed securities                               2,733,832           2,785,878
                                                       ----------------    ----------------
                                                    $      12,757,614   $      13,136,564
                                                       ================    ================

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

      The following tables summarize the derivative financial instruments:

                                            Notional                  Strike/Swap
      December 31, 2003                      Amount                      Rate                        Maturity
      -------------------------------    ---------------    --------------------------------    --------------------
      Interest Rate Caps              $        617,000              7.91% - 11.65%                 02/04 - 01/05
      Interest Rate Swaps                      331,334               1.03% - 4.50%                 01/04 - 11/09
      Credit Default Swaps                     171,310                    N/A                      10/05 - 11/07
      Foreign Currency
        Exchange Contracts                      27,585                    N/A                      06/05 - 11/06
      Options    Calls                          92,700                  Various                    05/04 - 03/07
                 Puts                           15,000                  Various                    03/07 - 03/07
      Total Return Swap -
      Receivable for Coinsurance
      with Funds Withheld                    1,309,160                 Variable                    Indeterminate

                                            Notional                 Strike/Swap
      December 31, 2002                      Amount                     Rate                       Maturity
      -------------------------------    ---------------    ------------------------------    --------------------
      Interest Rate Caps              $      1,122,000             7.64% - 11.65%                02/03 - 01/05
      Interest Rate Swaps                      400,188              1.26% - 4.75%                02/03 - 11/09
      Credit Default Swaps                     128,157                   N/A                     02/03 - 11/07
      Foreign Currency
        Exchange Contracts                      27,585                   N/A                     06/05 - 11/06
      Options    Calls                         191,200                 Various                   05/04 - 06/07
                 Puts                           15,000                 Various                   03/07 - 03/07



       The following is information with respect to impaired mortgage loans:
                                                                                    2003                2002
                                                                               ----------------    ----------------
      Loans, net of related allowance for credit losses of
        $19,542 and $20,917                                                 $           7,680   $           8,200
      Loans with no related allowance for credit losses                                                     2,638
      Average balance of impaired loans during the year                                29,633              31,243
      Interest income recognized (while impaired)                                       1,350               2,007
      Interest income received and recorded (while impaired)
        using the cash basis method of recognition                                      1,405               2,249

      As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $34,880 and $40,302 at December 31, 2003 and 2002, respectively.

      The following table presents changes in the allowance for credit losses:

                                                                     2003              2002               2001
                                                                ---------------   ---------------    ---------------
      Balance, beginning of year                             $        55,654    $       57,654    $        61,242
      Provision (credits)                                             (9,817)           (3,588)
      Charge-offs                                                    (15,766)             (139)            (3,588)
      Recoveries                                                       1,818             1,727

                                                                ---------------   ---------------    ---------------
      Balance, end of year                                   $        31,889    $       55,654    $        57,654
                                                                ===============   =============== -- ===============

       The carrying value of the Company's equity investments was $427,810 and $90,188 at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company has invested $130,473 in an exchange-traded fund which invests in corporate debt securities. Upon redemption of the equity ownership, the Company has the option of receiving the debt securities or the redemption value of the investment. At December 31, 2003, the Company has invested $216,610 in limited partnerships and limited liability corporations.

       The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2003 and 2002 were $128,341 and $16,689, respectively.

       Impairment of Fixed Maturities. The Company classifies all of its fixed maturities as available-for-sale and marks them to market through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments.

       The Company's portfolio of fixed maturities fluctuates in value based on interest rates in financial markets and other economic factors. These fluctuations caused by market rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary even in periods exceeding one year.

       The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records writedowns as investment losses and adjusts the cost basis of the fixed maturities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

       The assessment of whether an other-than-temporary impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

       Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

       o    Fair value is significantly below cost.
       o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area. The decline in fair value has existed for an extended period of time.
       o    A debt  security has been  downgraded by a rating  agency.
       o    The financial condition of the issuer has deteriorated.
       o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

       While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security.

       The following table summarizes unrealized investment losses by class of investment at December 31, 2003. The Company considers these investments to be only temporarily impaired.


                                          Less than twelve months    Twelve months or longer             Total
                                          ------------------------   ------------------------   ------------------------

                                          Estimated     Unrealized   Estimated     Unrealized   Estimated     Unrealized
                                          fair value      loss       fair value      loss       fair value      loss
                                          -----------   ----------   ----------    ----------   -----------   ----------
      U.S. Government CMO               $   135,414   $   1,992    $            $             $   135,414   $   1,992
      U.S. Government ABS                     1,878          54       30,720           178         32,598         232
      U.S. Government MBS                     6,323         122           71             1          6,394         123
      U.S. Government Other                 329,005      17,981                                   329,005      17,981
      Credit tenant loans                    15,505         265                                    15,505         265
      State and municipalities              160,668       3,947       16,679           257        177,347       4,204
      Foreign government                     26,133         940                                    26,133         940
      Corporate bonds                       852,763      62,037      262,986        22,269      1,115,749      84,306
      Mortgage backed securities - CMO       48,203       1,315                                    48,203       1,315
      Public utilities                      359,218      18,417       17,161         1,831        376,379      20,248
      Asset backed securities               326,602       5,705      247,056        28,046        573,658      33,751
      Derivatives                                                     (1,967)        3,805         (1,967)      3,805
      Collateralized mortgage                29,957         130                                    29,957         130
      obligations
                                          -----------   ----------   ----------    ----------   -----------   ----------
                                        $ 2,291,669   $ 112,905    $ 572,706    $   56,387    $ 2,864,375   $ 169,292
                                          ===========   ==========   ==========    ==========   ===========   ==========

       The Company's gross unrealized loss related to fixed maturities was $169,292 at December 31, 2003. Within the corporate bond investments, approximately 43% of the unrealized loss older than 12 months was related to foreign bank debt and 33% was related to the airline industry. All airline exposure is collateralized by aircraft. Within the asset backed securities investments, approximately 63% of the unrealized loss older than 12 months was related to the manufactured housing industry. As of December 31, 2003, the Company has no information available to cause it to believe that any of these investments are other-than-temporarily impaired.

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

9. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                          December 31,
                                             -----------------------------------------------------------------------
                                                           2003                                  2002
                                             ----------------------------------    ---------------------------------
                                                Carrying          Estimated          Carrying          Estimated
                                                 Amount           Fair Value          Amount           Fair Value
                                             ---------------    ---------------    --------------    ---------------
      ASSETS:
         Fixed maturities and
           short-term investments          $    13,988,762   $     13,988,762   $     11,080,956  $     11,080,956
         Mortgage loans on real
           estate                                1,885,812          1,871,373            417,412           429,907
         Policy loans                            3,389,534          3,389,534          2,964,030         2,964,030
         Equity investments                        427,810            427,810             90,188            90,188
         Reinsurance receivables                 1,574,824          1,574,824            241,153           241,153

      LIABILITIES:
         Annuity contract reserves
           without life contingencies            6,552,507          6,640,677          4,152,594         4,228,080
         Policyholders' funds                      368,076            368,076            299,730           299,730
         Due to GWL                                 30,950             32,591             33,841            35,316
         Due to GWL&A Financial                    175,691            178,421            171,416           173,376
         Commercial paper                           96,432             96,432             96,645            96,645
         Repurchase agreements                     389,715            389,715            323,200           323,200

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


                                                                                          Post-Retirement
                                                    Pension Benefits                        Medical Plan
                                            ----------------------------------    ---------------------------------
                                              2003         2002        2001         2003        2002        2001
                                            ---------    ---------   ---------    ---------   ---------    --------
      Change in projected benefit
      obligation
      Benefit obligation at beginning     $ 186,047   $  150,521   $ 140,563   $  31,242    $ 57,861    $  33,018
      of year
      Service cost                            8,269        8,977       8,093       2,046       3,516        3,331
      Interest cost                          12,275       11,407       9,718       2,269       3,138        3,303
      Acquisition of new employees                                                                          7,823
      Amendments                                             827                              (22,529)
      Actuarial (gain) loss                  12,746       20,679      (2,640)      9,614      (9,814)      11,401
      Benefits paid                          (6,374)      (6,364)     (5,213)     (1,066)       (930)      (1,015)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Benefit obligation at end of year   $ 212,963   $  186,047   $ 150,521   $  44,105    $ 31,242    $  57,861
                                            =========    =========   =========    =========   =========    ========

      Change in plan assets
      Fair value of plan assets at
        Beginning of year                 $ 163,316   $  187,661   $ 193,511   $            $           $
      Actual return on plan assets           32,377      (17,981)       (637)
      Benefits paid                          (6,374)      (6,364)     (5,213)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Fair value of plan assets at end      189,319      163,316     187,661
      of year
                                            ---------    ---------   ---------    ---------   ---------    --------

      Funded (unfunded) status              (23,643)     (22,730)     37,140      (44,105)    (31,242)     (57,861)
      Unrecognized net actuarial (gain)      41,777       51,943      (1,499)     13,715       4,361       14,659
      loss
      Unrecognized prior service cost         2,095        2,727       2,533      (8,679)     (9,392)       9,326
      Unrecognized net obligation or
      (asset)
        at transition                       (12,113)     (13,627)    (15,142)                              12,120
      Acquisition of GenAm employees                                                                       (7,823)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Prepaid (accrued) benefit cost          8,116       18,313      23,032      (39,069)    (36,273)     (29,579)
      Additional minimum liability          (16,419)     (22,549)
                                            ---------    ---------   ---------    ---------   ---------    --------
      Prepaid benefit cost/
        (accrued benefit liability)          (8,303)      (4,236)     23,032      (39,069)    (36,273)     (29,579)
      Intangible asset                        2,095        2,727
      Accumulated other comprehensive
        income adjustments                   14,324       19,822
                                            ---------    ---------   ---------    ---------   ---------    --------
      Net amount recognized               $   8,116   $   18,313   $  23,032   $  (39,069)  $ (36,273)  $  (29,579)
                                            =========    =========   =========    =========   =========    ========
      Increase (decrease) in minimum
        liability included in other
        Comprehensive income              $   3,573   $  (12,884)  $           $            $           $


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


                                                                                          Post-Retirement
                                                    Pension Benefits                        Medical Plan
                                            ----------------------------------    ---------------------------------
                                              2003         2002        2001         2003        2002        2001
                                            ---------    ---------   ---------    ---------   ---------    --------
      Components of net periodic
      benefit cost
      Service cost                        $   8,269        8,977   $   8,093   $   2,046    $  3,516    $   3,331
      Interest cost                          12,275       11,406       9,718       2,269       3,138        3,303
      Expected return on plan assets        (12,954)     (14,782)    (15,276)
      Amortization of transition             (1,514)      (1,514)     (1,514)                    808          808
      obligation
      Amortization of unrecognized prior
        service cost                            632          632         541        (713)        161          645
      Amortization of unrecognized
        prior service cost - GenAm                                                                           (484)
      Amortization of gain from earlier
        periods                               3,489                     (467)        261                      172
                                            ---------    ---------   ---------    ---------   ---------    --------
      Net periodic (benefit) cost         $  10,197        4,719   $   1,095   $   3,863    $  7,623    $   7,775
                                            =========    =========   =========    =========   =========    ========

      Weighted-average assumptions as
      of December 31
      Discount rate                           6.25%        6.75%       7.25%        6.25%       6.75%        7.25%
      Expected return on plan assets          8.00%        8.00%       8.00%
      Rate of compensation increase           3.44%        3.92%       4.00%        3.44%       3.92%        4.00%

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

                                                                          1-Percentage             1-Percentage
                                                                         Point Increase           Point Decrease
                                                                       --------------------     --------------------
      Increase (decrease) on total of service and
        interest cost on components                                 $               428     $               (367)
      Increase (decrease) on post-retirement benefit
        obligation                                                                3,157                   (2,612)

       The Company's pension plan assets are invested as follows:
                                                                                Plan Assets at December 31
                                                                       ---------------------------------------------
                                                                              2003                     2002
                                                                       --------------------     --------------------
      Asset Category
      Equity securities                                                              61%                      55%
      Debt securities                                                                25%                      36%
      Real estate                                                                     0%                       0%
      Other                                                                          14%                       9%
                                                                       --------------------     --------------------
          Total                                                                     100%                     100%
                                                                       ====================     ====================

       The Company's target allocation for invested plan assets at December 31, 2004 is as follows:

      Asset Category
      Equity securities                                                              60%
      Debt securities                                                                30%
      Real estate                                                                     0%
      Other                                                                          10%
                                                                       --------------------
          Total                                                                     100%
                                                                       ====================

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

11. FEDERAL INCOME TAXES

      The following is a reconciliation between the federal income tax rate and the Company's effective income tax rate:

                                                                     2003            2002             2001
                                                                  ------------    ------------     ------------
      Federal tax rate                                                  35.0   %        35.0   %         35.0   %
      Reduction in tax contingency                                      (2.1)           (3.3)
      Investment income not subject to federal tax                      (2.1)           (1.3)            (1.7)
      Other, net                                                         1.8             1.1             (0.3)
                                                                  ------------    ------------     ------------
      Total                                                             32.6   %        31.5   %         33.0   %
                                                                  ============    ============     ============


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

       The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, as of December 31, 2003 and 2002 are as follows:

                                                               2003                              2002
                                                  -------------------------------    ------------------------------
                                                    Deferred         Deferred          Deferred         Deferred
                                                      Tax               Tax              Tax              Tax
                                                     Asset           Liability          Asset          Liability
                                                  -------------    --------------    -------------    -------------
      Policyholder reserves                    $      219,490                     $      231,679   $
      Deferred policy acquisition costs                                   96,207                             94,018
      Deferred acquisition cost
        proxy tax                                     124,498                            109,779
      Investment assets                                                  130,090                            149,958
      Other                                             2,280                                                28,466
                                                  -------------    --------------    -------------    -------------
            Total deferred taxes               $      346,268            226,297  $      341,458   $        272,442
                                                  =============    ==============    =============    =============

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

12.  OTHER COMPREHENSIVE INCOME

       Other comprehensive income for the year ended December 31, 2003 is summarized as follows:



                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale securities:
         Net changes during the year related to cash
            flow hedges                                 $       (18,159)    $          6,356    $         (11,803)
         Unrealized holding gains (losses) arising
            during the period                                    12,967               (4,538)               8,429
         Less: reclassification adjustment for
            (gains) losses realized in net income               (22,824)               7,989              (14,835)
                                                          -----------------    ----------------    -----------------
                                                                (28,016)               9,807              (18,209)
      Reserve and DAC adjustment                                (12,553)               4,393               (8,160)
                                                          -----------------    ----------------    -----------------
      Net unrealized gains (losses)                             (40,569)              14,200              (26,369)
      Minimum pension liability adjustment                        5,498               (1,925)               3,573
                                                          -----------------    ----------------    -----------------
      Other comprehensive income (loss)                 $       (35,071)    $         12,275    $         (22,796)
                                                          =================    ================    =================


       Other comprehensive income for the year ended December 31, 2002 is summarized as follows:

                                                             Before-Tax         Tax (Expense)         Net-of-Tax
                                                               Amount            or Benefit             Amount
                                                          -----------------    ----------------    -----------------
      Unrealized gains on available-for-sale securities:
         Net changes during the year related to cash
            flow hedges                                 $        (7,486)    $          2,620    $          (4,866)
         Unrealized holding gains (losses) arising
            during the period                                   192,079              (67,290)             124,789
         Less:  reclassification adjustment for
            (gains) losses realized in net income                (8,004)               2,802               (5,202)
                                                          -----------------    ----------------    -----------------
         Net unrealized gains                                   176,589              (61,868)             114,721
      Reserve and DAC adjustment                                (42,681)              14,953              (27,728)
                                                          -----------------    ----------------    -----------------
      Net unrealized gains (losses)                             133,908             (46,915)              86,993
      Minimum pension liability adjustment                      (19,822)               6,938              (12,884)
                                                          -----------------    ----------------    -----------------
         Other comprehensive income                     $       114,086     $        (39,977)   $          74,109
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

                                                                 2003                2002                2001
                                                            ----------------    ----------------    ---------------
                                                               (Unaudited)
     Net income (loss)                                  $        (75,627)   $        205,749    $        266,398
     Capital and surplus                                       1,212,548           1,292,292           1,200,372

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

     The following table summarizes the status of, and changes in, Lifeco options granted to Company employees which are outstanding and the weighted-average exercise price (WAEP) for 2003, 2002 and 2001. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                           2003                         2002                         2001
                                 -------------------------    -------------------------    -------------------------
                                   Options        WAEP          Options        WAEP         Options         WAEP
      ------------------------   ------------   ----------    ------------   ----------    -----------    ----------
      Outstanding, Jan. 1           4,447,145 $   13.66          6,398,149 $   11.66        7,675,551  $   9.91
      ------------------------
        Granted                     1,336,000     27.28            174,500     22.16          947,500     22.28
        Exercised                     486,176     10.85          1,359,491      7.16        1,534,568      5.87
        Expired or
          Canceled                    980,000     14.07            766,013     11.02          690,334     11.24
                                 ------------   ----------    ------------   ----------    ---------    ----------
      Outstanding, Dec 31           4,316,969 $   21.63          4,447,145 $   13.66        6,398,149  $  11.66
                                 ============   ==========    ============   ==========    =========    ==========
      Options
        Exercisable
        at year-end                 2,237,810 $   16.08          2,121,638 $   11.67        2,602,480  $   8.08
                                 ============   ==========    ============   ==========    ===========    ==========
      Weighted average
        Fair value of
        Options granted
        During year            $    7.05                   $     7.46                   $     7.10
                                 ============                 ============                 ===========


     The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2003:


                                                 Outstanding                                 Exercisable
                               -------------------------------------------------   ---------------------------------
                                                                     Average                             Average
            Exercise                                 Average         Exercise                            Exercise
          Price Range              Options            Life            Price            Options            Price
      ---------------------    ----------------    ------------    -------------   ----------------    -------------
      $6.57 - 8.73                   437,500           2.56             6.57             437,500             6.57
      $12.58 - 20.87               1,736,469           5.50            16.62           1,471,436            16.50
      $26.57 - 32.29               2,143,000           8.74            28.77             328,874            26.86

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

      The following table summarizes the status of, and changes in, PFC options granted to Company officers, which remain outstanding and WAEP for 2003, 2002 and 2001. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:


                                           2003                          2002                          2001
                                 --------------------------    --------------------------    --------------------------
                                   Options          WAEP         Options          WAEP         Options         WAEP
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding, Jan.1,                   0  $     0.00            70,000  $     2.16            70,000  $    2.29
        Exercised                           0        0.00            70,000        2.21
                                 -------------    ---------    -------------    ---------    -------------   ----------
      Outstanding, Dec 31,                  0  $     0.00                 0  $     0.00            70,000  $    2.16
                                 =============    =========    =============    =========    =============   ==========
      Options exercisable
        at year-end                         0  $     0.00                 0  $     0.00            70,000  $    2.16
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

      Summarized segment financial information for the year ended and as of December 31 was as follows:

      Year ended December 31, 2003

      Operations:                                            Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $        838,194      $    1,414,703     $      2,252,897
         Fee income                                             607,369             232,703              840,072
         Net investment income                                   72,191             916,209              988,400
         Realized investment gains                               10,340              29,220               39,560
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,528,094           2,592,835            4,120,929
                                                          -----------------   -----------------   -----------------
      Benefits and Expenses:
         Benefits                                               567,603           2,116,001            2,683,604
         Operating expenses                                     699,146             266,538              965,684
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,266,749           2,382,539            3,649,288
                                                          -----------------   -----------------   -----------------

      Net operating income before income taxes                  261,345             210,296              471,641
      Income taxes                                               88,104              65,516              153,620
                                                          -----------------   -----------------   -----------------
      Net income                                       $        173,241     $       144,780     $        318,021
                                                          =================   =================   =================

      Assets:                                                Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,351,871     $    18,347,959     $     19,699,830
      Other assets                                              244,100           3,333,472            3,577,572
      Separate account assets                                                    13,175,480           13,175,480
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      1,595,971     $    34,856,911     $     36,452,882
                                                          =================   =================   =================

       Year ended December 31, 2002

      Operations:                                            Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $        960,191     $       159,904     $      1,120,095
         Fee income                                             660,423             223,139              883,562
         Net investment income                                   67,923             851,442              919,365
         Realized investment gains                                8,918              32,708               41,626
                                                          -----------------   ----------------- - -----------------
      Total revenue                                           1,697,455           1,267,193            2,964,648
                                                          -----------------   ----------------- - -----------------
      Benefits and Expenses:
         Benefits                                               761,481             831,272            1,592,753
         Operating expenses                                     732,472             225,671              958,143
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,493,953           1,056,943            2,550,896
                                                          -----------------   -----------------   -----------------


      Net operating income before income taxes                  203,502             210,250              413,752
      Income taxes                                               67,198              63,017              130,215
                                                          -----------------   -----------------   -----------------
      Net income                                       $        136,304     $       147,233     $        283,537
                                                          =================   =================   =================

      Assets:                                                Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,491,857     $    13,064,464     $     14,556,321
      Other assets                                              605,029           1,156,343            1,761,372
      Separate account assets                                                    11,338,376           11,338,376
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      2,096,886     $    25,559,183     $     27,656,069
                                                          =================   =================   =================



       Year ended December 31, 2001

      Operations:                                            Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Revenue:
         Premium income                                $      1,033,886     $       169,753     $      1,203,639
         Fee income                                             713,297             233,958              947,255
         Net investment income                                   65,474             869,282              934,756
         Realized investment gains                               15,638              31,187               46,825
                                                          -----------------   -----------------   -----------------
      Total revenue                                           1,828,295           1,304,180            3,132,475
                                                          -----------------   -----------------   -----------------
      Benefits and Expenses:
         Benefits                                               858,945             837,652            1,696,597
         Operating expenses                                     775,018             246,102            1,021,120
                                                          -----------------   -----------------   -----------------
      Total benefits and expenses                             1,633,963           1,083,754            2,717,717
      Income taxes                                               67,771              73,341              141,112
                                                          -----------------   -----------------   -----------------
      Net income before special charges                         126,561             147,085              273,646
      Special charges (net of tax)                               80,900                                   80,900
                                                          -----------------   -----------------   -----------------
      Net income                                       $         45,661     $       147,085     $        192,746
                                                          =================   =================   =================



      Assets:                                                Great-West          Financial
                                                             Healthcare           Services             Total
                                                          -----------------   -----------------   -----------------
      Investment assets                                $      1,080,974     $    13,159,007     $     14,239,981
      Other assets                                              792,383           1,201,373            1,993,756
      Separate account assets                                                    12,584,661           12,584,661
                                                          -----------------   -----------------   -----------------
      Total assets                                     $      1,873,357     $    26,945,041     $     28,818,398
                                                          =================   =================   =================

       The following table, which summarizes premium and fee income by segment, represents supplemental information.

                                                              2003                2002                2001
                                                        -----------------    ----------------    ----------------
      Premium Income:
         Great-West Healthcare:
             Group Life & Health                      $       838,194     $        960,191    $      1,033,886
                                                        -----------------    ----------------    ----------------
                  Total Great-West Healthcare                 838,194              960,191           1,033,886
                                                        -----------------    ----------------    ----------------
         Financial Services:
             Retirement Services                                  824                   15               3,533
             Individual Markets                             1,413,879              159,889             166,220
                                                                             ----------------    ----------------
                                                        -----------------
                  Total Financial Services                  1,414,703              159,904             169,753
                                                        -----------------
                                                                             ----------------    ----------------
      Total premium income                            $     2,252,897     $      1,120,095    $      1,203,639
                                                        =================    ================    ================

      Fee Income:
         Great-West Healthcare:
             Group Life & Health (uninsured plans)    $       607,369     $        660,423    $        713,297
                                                        -----------------    ----------------    ----------------
                  Total Great-West Healthcare                 607,369              660,423             713,297
                                                        -----------------    ----------------    ----------------
         Financial Services:
             Retirement Services                              199,374              196,972             207,677
             Individual Markets                                33,329               26,167              26,281
                                                        -----------------    ----------------    ----------------
                  Total Financial Services                    232,703              223,139             233,958
                                                        -----------------    ----------------    ----------------
      Total fee income                                $       840,072     $        883,562    $        947,255
                                                        =================    ================    ================


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

                                  2004           2005          2006          2007           2008        Thereafter
                                ----------    -----------    ----------    ----------    -----------   -------------
      Related party
      notes                  $             $              $   25,000    $             $              $   175,000
      Operating leases           25,586        23,564         20,469        18,426        17,616          23,502
                                ----------    -----------    ----------    ----------    -----------   -------------
      Total contractual
        obligations          $   25,586    $   23,564     $   45,469    $   18,426    $   17,616     $   198,502
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

ITEM 9A. CONTROLS AND PROCEDURES

         Based on their evaluation as of December 31, 2003, and after consideration of the omitted disclosure required by EITF 03-1 that resulted in this Form 10-K/A, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective at the reasonable assurance level in ensuring that information relating to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate so that timely decisions may be made regarding disclosure.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       IDENTIFICATION OF DIRECTORS

                                                      Served as
                                                       Director                  Principal Occupation(s)
                  Director                 Age          from:                      for last Five Years
        ------------------------------    -------    -------------    ----------------------------------------------


        James Balog                         75           1993         Company Director
        (1)(2)

        James W. Burns, O.C.                74           1991         Director Emeritus, Power Corporation and
        (1)(2)(4)                                                     Power Financial


        Orest T. Dackow                     67           1991         Company Director since April 2000;
        (1)(2)(4)                                                     previously President and Chief
                                                                      Executive Officer, Lifeco

        Andre Desmarais, O.C.               47           1997         President and Co-Chief Executive
        (1)(2)(4)(5)                                                  Officer, Power Corporation; Deputy
                                                                      Chairman, Power Financial

        Paul Desmarais, Jr.                 49           1991         Chairman and Co-Chief Executive
        (1)(2)(4)(5)                                                  Officer, Power Corporation; Chairman,
                                                                      Power Financial

        Robert Gratton                      60           1991         Chairman of the Board of the Company;
        (1)(2)(4)                                                     President and Chief Executive Officer,
                                                                      Power Financial; Chairman of the Boards
                                                                      of Lifeco, Great-West Life,
                                                                      Canada Life and London Life Insurance Company

        Kevin P. Kavanagh                   71           1986         Company Director; Chancellor Emeritus,
        (1)(3)(4)                                                     Brandon University

        William Mackness                    65           1991         Company Director
        (1)(2)(4)

        William T. McCallum                 61           1990         President and Chief Executive Officer of
        (1)(2)(4)                                                     the Company; Co-President and Chief
                                                                      Executive Officer, Lifeco

        Jerry E.A. Nickerson                67           1994         Chairman of the Board, H.B. Nickerson &
        (3)(4)                                                        Sons Limited (a management and
                                                                      holding company)

        David A. Nield                      65           2003         Company Director; previously Chairman and
        (1)(2)(4)                                                     Chief Executive Officer, Canada Life

        Michel Plessis-Belair,              61           1991         Vice Chairman and Chief Financial
        F.C.A.(1)(2)(3)(4)                                            Officer, Power Corporation; Executive
                                                                      Vice President and Chief Financial
                                                                      Officer, Power Financial

        Brian E. Walsh                      50           1995         Managing Partner, QVan Capital,
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

            J.Balog             Transatlantic Holdings, Inc.

            P.Desmarais, Jr.    SUEZ TOTAL S.A.

            W.T. McCallum       Maxim Series Fund, Inc.
                                Orchard Series Fund
                                Great-West Variable Annuity Account A

B.       IDENTIFICATION OF EXECUTIVE OFFICERS

                                                      Served as
                                                      Executive
                                                       Officer                   Principal Occupation(s)
              Executive Officer             Age         from:                      for last Five Years
        -------------------------------    ------    -------------    ----------------------------------------------
        William T. McCallum                 61           1984         President and Chief Executive Officer
          President and Chief                                         of the Company; Co-President
          Executive Officer                                           and Chief Executive Officer,
                                                                      Lifeco

        Mitchell T.G. Graye                 48           1997         Executive Vice President and Chief
          Executive Vice                                              Financial Officer of the Company
          President and Chief
          Financial Officer

        Richard F. Rivers                   50           2002         Executive Vice-President, Healthcare
          Executive Vice President                                    of the Company since August
          Healthcare                                                  2002; previously Senior Vice President,
                                                                      PacifiCare Health System from August 2002;
                                                                      previously Chief Operating Officer, Blue
                                                                      Cross/Blue Shield Georgia

        Douglas L. Wooden                   47           1991         Executive Vice President, Financial
          Executive Vice                                              Services of the Company
          President,
          Financial Services

        John A. Brown                       56           1992         Senior Vice President, Healthcare Markets
          Senior Vice President,                                      of the Company
          Healthcare Markets

        Charles B. Childs, Jr.              48           2003         Senior Vice President and Chief Technology
          Senior Vice President and                                   Officer of the Company; previously Associate
          Chief Technology Officer                                    Partner, Accenture

        S. Mark Corbett                     44           2001         Senior Vice President,
          Senior Vice President,                                      Investments of the Company
          Investments

        Glen R. Derback                     52           2003         Senior Vice President and Controller of the
          Senior Vice President                                       Company
          and Controller

        Terry L. Fouts                      60           2003         Senior Vice President and Chief Medical
          Senior Vice President and                                   Officer of the Company since May 2003;
          Chief Medical Officer                                       previously National Medical Director for
                                                                      Clinical Cost Management, Aetna U.S.
                                                                      Healthcare from May 2001; previously Global
                                                                      Medical Director for Cigna International

        John R. Gabbert                     49           2000         Senior Vice President and Chief
          Senior Vice President                                       Information Officer, Healthcare
          and Chief Information                                       of the Company since April 2000;
          Officer, Healthcare                                         previously Vice President, Information
                                                                      Technology, AT&T Broadband

        Donna A. Goldin                     56           1996         Senior Vice President, Healthcare
          Senior Vice President,                                      Operations of the Company
          Healthcare Operations

        Wayne T. Hoffmann                   48           2001         Senior Vice President,
          Senior Vice President,                                      Investments of the Company
          Investments

        D. Craig Lennox                     56           1984         Senior Vice President, General Counsel
          Senior Vice President,                                      and Secretary of the Company
          General Counsel and
          Secretary

        James L. McCallen                   53           2003         Senior Vice President and Actuary of the
          Senior Vice President and                                   Company
          Actuary

        Graham R. McDonald                  57           2003         Senior Vice President, Corporate
          Senior Vice President,                                      Administration of the Company
          Corporate Administration

        Charles P. Nelson                   43           1998         Senior Vice President, Retirement Services
          Senior Vice President,                                      of the Company
          Retirement Services

        Deborah L. Origer                   47           2002         Senior Vice President, Healthcare
          Senior Vice President,                                      Management of the Company since
          Healthcare Management                                       November 2002; previously Chief Strategy
                                                                      Officer, Providence Health System

        Martin Rosenbaum                    51           1997         Senior Vice President, Healthcare Finance
          Senior Vice President,                                      of the Company
          Healthcare Finance

        Gregory E. Seller                   50           1999         Senior Vice President,
          Senior Vice President,                                      Government Markets of the Company
          Government Markets

        Robert K. Shaw                      48           1998         Senior Vice President,
          Senior Vice President,                                      Individual Markets of the Company
          Individual Markets

        Mark L. Stadler                     50           2003         Senior Vice President, U.S. Markets of the
          Senior Vice President,                                      Company since March 2003; previously
          U.S. Markets                                                Principal, Mercer Human Resource
                                                                      Consulting

        Douglas J. Stefanson                48           2003         Senior Vice President, Healthcare
          Senior Vice President,                                      Underwriting of the Company
          Healthcare Underwriting

        George D. Webb                      60           1999         Senior Vice President, P/NP Operations of
          Senior Vice-President,                                      the Company since July 1999; previously
          P/NP Operations                                             Principal, William M. Mercer Investment
                                                                      Consulting Inc.


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


                                                               Annual Compensation                  Long-term
                                                                                                      Awards
         -------------------------------- ---------- -------------------- ------------------- ------------------------

                    Name and                Year           Salary               Bonus               Options(1)
               Principal Position
                                                             ($)                 ($)                    (#)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         W.T. McCallum                      2003           903,333             915,000                  ---
         President and Chief Executive                                         400,000(2)
         Officer                            2002           880,000               ---                    ---
                                            2001           880,000               ---                    ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         R.F. Rivers(3)                     2003           530,600             515,000                  ---
         Executive Vice President,          2002           185,600(4)          225,000                120,000
         Healthcare                         2001             N/A                 N/A                    N/A

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         M.T.G. Graye                       2003           490,000              371,250               50,000(5)
         Executive Vice President,                                              200,000(2)
         Chief Financial Officer            2002           457,000              237,500                 ---
                                            2001           415,000               75,000               40,000

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         D.L. Wooden                        2003           568,750            200,000(2)             50,000(5)
         Executive Vice President,          2002           550,000              343,750                 ---
         Financial Services                 2001           525,000              393,750                 ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         Donna A. Goldin                    2003           322,125             217,400               60,000
         Senior Vice President,             2002           315,000             155,000                  ---
         Healthcare Operations              2001           315,000              36,500                  ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------


         (1) The options set out are options for common shares of Lifeco that are granted by Lifeco pursuant to the Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.
         (2) Special bonus paid in respect of the acquisition of Canada Life.
         (3) Mr. Rivers joined the Company in August 2002.
         (4) Mr. Rivers' annualized salary for 2002 was $500,000.
         (5) These Lifeco Options are contingent upon the attainment of certain financial targets.

B.       OPTIONS

         The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.29.


                                                       OPTION GRANTS IN LAST FISCAL YEAR
        ------------------- --------------- -------------- ----------- ------------------ -----------------------------
                                                                                            Potential realized value
                                                                                            at assumed annual rates
                                        Individual Grants                                        of stock price
                                                                                          appreciation for option term
        ------------------- ------------ -------------- -------------- ------------------ -----------------------------
                                          Percentage
                                           of total
                                            options
                                          Granted to      Exercise
                              Options      employees       or base
                              Granted      in fiscal        price         Expiration           5%            10%
               Name             (#)          Year         ($/share)          date             ($)            ($)
        ------------------- ------------ -------------- -------------- ------------------ ------------- ---------------
        M.T.G. Graye          50,000          2.6          30.11         July 9, 2013       946,794         2,399,315
        D.L. Wooden           50,000          2.6          30.11         July 9, 2013       946,794         2,399,315
        D.A. Goldin           60,000          3.1          29.21       January 29, 2013    1,102,193        2,793,119
        ------------------- ------------ -------------- -------------- ------------------ ------------- ---------------


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


           AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES
-------------------- ----------- ------------- ------------------------------ ------------------------------
                                                                              Value of unexercised in-the-
                                                  Unexercised options at         Money options at fiscal
                                                      fiscal year-end                   year-end
                                                            (#)                            ($)
-------------------- ----------- ------------- ------------------------------ ------------------------------
                       Shares
                      acquired
                         on         Value
                      exercise     Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
       Name             (#)          ($)
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------
W.T. McCallum         100,000     2,312,330         549,200           20,000    10,103,549          362,380
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------
R.F. Rivers             ---          ---             24,000           96,000       175,556          826,255
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------
M.T.G. Graye            ---          ---            249,334          115,667     5,770,743        1,200,278
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------
D.L. Wooden             ---          ---            313,334          116,667     6,484,635        1,458,610
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------
D.A. Goldin            36,000      666,847           30,000           60,000       860,976          363,385
-------------------- ----------- ------------- ------------- ---------------- ------------- ----------------


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


         ------------------------------------------------------ ----------------------------------------------------
                                 Name                                            Years of Service
         ------------------------------------------------------ ----------------------------------------------------
         W.T. McCallum                                                                  38
         ------------------------------------------------------ ----------------------------------------------------
         R.F. Rivers                                                                     1
         ------------------------------------------------------ ----------------------------------------------------
         M.T.G. Graye                                                                   10
         ------------------------------------------------------ ----------------------------------------------------
         D.L. Wooden                                                                    13
         ------------------------------------------------------ ----------------------------------------------------
         D.A. Goldin                                                                    20
         ------------------------------------------------------ ----------------------------------------------------

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

         (5) 70.4% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

         (6) 67.1% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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



                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
                 Directors                      (1)                         (2)                       (3)
         -------------------------- ---------------------------- -------------------------- ------------------------
         J. Balog                                -                           -                         -
         -------------------------- ---------------------------- -------------------------- ------------------------
         J.W. Burns                           153,659                      8,000                    385,640
                                                                                                200,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         O.T. Dackow                          81,642                         -                         -
                                          50,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         A. Desmarais                         51,659                      21,600                    149,000
                                                                                               2,129,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         P. Desmarais, Jr.                    43,659                         -                      17,702
                                                                                               2,040,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         R. Gratton                           332,496                    1,710,000                  10,318
                                                                     5,080,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         K.P. Kavanagh                        10,052                         -                         -
                                    4,000 Preferred (Series D)
         -------------------------- ---------------------------- -------------------------- ------------------------
         W. Mackness                             -                           -                         -
         -------------------------- ---------------------------- -------------------------- ------------------------
         W.T. McCallum                        184,768                        -                         -
                                          569,200 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         J.E.A. Nickerson                        -                         5,100                     5,479
         -------------------------- ---------------------------- -------------------------- ------------------------
         D.A. Nield                           28,424                         -                         -
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         -------------------------- ---------------------------- -------------------------- ------------------------
         M. Plessis-Belair                    20,000                       3,000                    201,246
                                                                                                176,250 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         B.E. Walsh                              -                           -                         -
         -------------------------- ---------------------------- -------------------------- ------------------------




                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
              Named Executive                   (1)                         (2)                       (3)
                 Officers
         -------------------------- ---------------------------- -------------------------- ------------------------
         W.T. McCallum                        184,768                        -                         -
                                          569,200 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         D.L. Wooden                                                      113,000                      -
                                          430,001 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         M.T.G. Graye                          1,754                      50,000                       -
                                          365,001 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         R.F. Rivers                                                         -                         -
                                          120,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         D.A. Goldin                            30                           -                         -
                                          90,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------



                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
               Directors and
            Executive Officers                  (1)                         (2)                       (3)
                as a Group
         -------------------------- ---------------------------- -------------------------- ------------------------
                                             1,058,194                   2,281,900                  770,185
                                         2,639,808 options           5,080,000 options         4,545,250 options
                                    4,000 Preferred (Series D)
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         -------------------------- ---------------------------- -------------------------- ------------------------

         (1) All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares, of Great-West Lifeco Inc.

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

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The documents identified below are filed as a part of this report:


A.       INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                     ---------------
         Report of Independent Registered Public Accounting Firm
         on Consolidated Financial Statements for the Years
         Ended December 31, 2003, 2002, and 2001............................................               32

         Consolidated Balance Sheets as of December 31, 2003 and 2002.......................               33

         Consolidated Statements of Income for the Years Ended
           December 31, 2003, 2002, and 2001................................................               35

         Consolidated Statements of Stockholder's Equity for the Years Ended
           December 31, 2003, 2002, and 2001................................................               36

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2003, 2002, and 2001................................................               37

         Notes to Consolidated Financial Statements for the Years Ended
           December 31, 2003, 2002, and 2001................................................               40


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

                                      Director's Power of Attorney for D.A.
                                      Nield filed herewith.

                  31.1                Section 302 Certification of the Chief Executive
                                      Officer filed herewith.

                  31.2                Section 302 Certification of the Chief Financial
                                      Officer filed herewith.

                   32                 Section 906 Certification of the Chief Executive
                                      Officer and Chief Financial Officer filed herewith.


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

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     By:      /s/  Mitchell T.G. Graye
                   ------------------------------------------------------------
                   Mitchell T.G. Graye, Executive Vice President and
                   Chief Financial Officer

     Date:        October 26, 2004