Form 10-Q
period 2004-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2004-11-15
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                        September 30, 2004
                                          ----------------------------------------------------------------------------

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

As of November 1, 2004, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------
             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            13

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               22

             Item 4   Controls and Procedures                                                                  23

Part II      OTHER INFORMATION                                                                                 24

             Item 1   Legal Proceedings                                                                        24

             Item 6   Exhibits and Reports on Form 8-K                                                         24

             Signature                                                                                         24

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
[Dollars in Thousands]

======================================================================================================================
[Unaudited]
                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------    ---------------------------------
REVENUES:                                          2004              2003               2004               2003
                                              ---------------   ---------------    ---------------    ---------------
                                                                 (Restated -                           (Restated -
                                                                 see Note 3)                           see Note 3)
Premium (net of premiums ceded
  totaling $125,667, $269,710,
  $566,407 and $313,950)                   $      184,925     $     1,495,728   $        387,859   $      2,003,324
Fee income                                        232,985             209,900            674,164            632,375
Net investment income                             277,152             252,737            796,613            673,482
Net realized (losses) gains on
  investments                                      14,459              (9,149)            43,769             41,701
                                              ---------------   ---------------    ---------------    ---------------
                                                  709,521           1,949,216          1,902,405          3,350,882
                                              ---------------   ---------------    ---------------    ---------------
BENEFITS AND EXPENSES:

Life and other policy benefits
  (net of reinsurance recoveries
  totaling $99,357, $274,402,
  $292,272 and $296,812)                          154,636             (22,726)           595,069            353,955
Increase (decrease) in reserves                    13,014           1,466,034           (250,047)         1,520,203
Interest paid or credited to
  contractholders                                 133,516             113,776            344,959            358,367
Provision for policyholders' share
  of earnings on participating
  business                                          4,119              (2,867)            10,670              2,779
Dividends to policyholders                         21,939              30,175             79,414             70,704
                                              ---------------   ---------------    ---------------    ---------------
                                                  327,224           1,584,392            780,065          2,306,008
                                              ---------------   ---------------    ---------------    ---------------

Commissions                                        46,536              46,893            145,486            127,000
Operating expenses                                194,528             189,711            581,330            525,016
Premium taxes                                       9,653               8,903             24,612             24,116
                                              ---------------   ---------------    ---------------    ---------------
                                                  577,941           1,829,899          1,531,493          2,982,140
                                              ---------------   ---------------    ---------------    ---------------
INCOME BEFORE INCOME
  TAXES                                           131,580             119,317            370,912            368,742

PROVISION FOR INCOME
  TAXES:
   Current                                         29,085              48,451            121,883            109,805
   Deferred                                        12,421              (8,910)            (1,361)            13,871
                                              ---------------   ---------------    ---------------    ---------------
                                                   41,506              39,541            120,522            123,676
                                              ---------------   ---------------    ---------------    ---------------

NET INCOME                                 $       90,074     $        79,776   $        250,390   $        245,066
                                              ===============   ===============    ===============    ===============


See notes to consolidated financial statements.




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

======================================================================================================================

                                                                           September 30,            December 31,
ASSETS                                                                         2004                     2003
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
   (amortized cost $12,493,302 and $12,757,614)                     $         12,829,080     $        13,136,564
  Mortgage loans on real estate (net of allowances
   of $25,889 and $31,889)                                                     1,610,383               1,885,812
  Equity investments, at fair value (cost $557,761 and
   $407,797)                                                                     595,562                 427,810
  Real estate                                                                      9,497                   7,912
  Policy loans                                                                 3,490,023               3,389,534
  Short-term investments, available-for-sale
   (cost approximates fair value)                                              1,044,478                 852,198
                                                                        --------------------    ---------------------

    Total investments                                                         19,579,023              19,699,830

OTHER ASSETS:
  Cash                                                                           111,749                 188,329
  Reinsurance receivable
   Related party                                                                 304,834               1,312,139
   Other                                                                       1,103,321                 320,744
  Deferred policy acquisition costs                                              291,949                 284,866
  Deferred ceding commission                                                      92,244                 285,165
  Investment income due and accrued                                              149,693                 165,417
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances of
   $26,185 and $32,329)                                                          142,749                 129,031
  Premiums in course of collection (net of allowances
   of $8,029 and $9,768)                                                          57,655                  75,809
  Deferred income taxes                                                          112,361                 119,971
  Other assets                                                                   813,873                 754,160
SEPARATE ACCOUNT ASSETS                                                       13,323,594              13,175,480
                                                                        --------------------    ---------------------





TOTAL ASSETS                                                        $         36,083,045     $        36,510,941
                                                                        ====================    =====================

                                                                                                    (continued)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS
[Dollars in Thousands]

======================================================================================================================

                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2004                     2003
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:
  Policy reserves                                                   $         18,013,039     $        18,650,078
  Policy and contract claims                                                     365,636                 418,930
  Policyholders' funds                                                           342,283                 368,076
  Provision for policyholders' dividends                                          85,560                  89,121
  Undistributed earnings on participating business                               190,841                 177,175

GENERAL LIABILITIES:
  Due to GWL                                                                      21,701                  30,950
  Due to GWL&A Financial Inc.                                                    137,829                 175,691
  Repurchase agreements                                                          571,592                 389,715
  Commercial paper                                                                97,042                  96,432
  Other liabilities                                                              902,808               1,052,667
SEPARATE ACCOUNT LIABILITIES                                                  13,323,594              13,175,480
                                                                        --------------------    ---------------------
    Total liabilities                                                         34,051,925              34,624,315
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     724,168                 722,365
  Accumulated other comprehensive income                                         120,193                 127,820
  Retained earnings                                                            1,179,727               1,029,409
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                 2,031,120               1,886,626
                                                                        --------------------    ---------------------






TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         36,083,045     $        36,510,941
                                                                        ====================    =====================

See notes to consolidated financial statements.                                                     (Concluded)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

======================================================================================================================
[Unaudited]
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
OPERATING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    ---------------------
                                                                                                    (Restated -
                                                                                                     see Note 3)

  Net income                                                        $            250,390     $           245,066
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Earnings allocated to participating policyholders                              10,670                   2,779
   Amortization of investments                                                    32,053                 (38,819)
   Net realized gains on investments
    and write-downs of mortgage loans and real estate                            (43,769)                (41,701)
   Depreciation and amortization                                                  54,954                  25,039
   Deferred income taxes                                                          (1,361)                 13,871
  Changes in assets and liabilities:
   Policy benefit liabilities                                                   (265,746)                786,810
   Reinsurance receivable                                                        104,853                  31,464
   Accrued interest and other receivables                                         13,598                  (7,823)
   Other, net                                                                   (157,513)                109,066
                                                                        --------------------    ---------------------

    Net cash (used in) provided by operating activities                           (1,871)              1,125,752
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities available-for-sale:
    Sales                                                                      6,334,760               7,845,946
    Maturities and redemptions                                                 4,040,872               2,361,996
   Mortgage loans                                                                269,983                 125,116
   Real estate                                                                     1,434                   3,000
   Common stock                                                                   74,265                  34,866
  Purchases of investments:
   Fixed maturities held-to-maturity                                         (10,075,221)            (10,743,450)
   Mortgage loans                                                                (25,553)                (18,700)
   Real estate                                                                      (178)                   (522)
   Common stock                                                                 (218,438)                 (8,809)
  Net change in short-term investments                                          (192,280)               (477,149)
  Other, net                                                                     (85,320)                  8,480
  Acquisitions, net of cash acquired                                                                    (128,636)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) investing activities                          124,324                (997,862)
                                                                        --------------------    ---------------------






                                                                                                    (continued)



GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
======================================================================================================================
[Unaudited]
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
FINANCING ACTIVITIES:                                                          2004                     2003
                                                                        --------------------    ---------------------

  Contract withdrawals, net of deposits                             $           (234,337)    $          (460,723)
  Net GWL repayments                                                              (9,249)                 (8,422)
  Net GWL&A Financial (repayments) borrowings                                    (37,862)                 42,350
  Dividends paid                                                                (100,072)                (54,666)
  Commercial paper borrowings, net                                                   610                   2,978
  Repurchase agreements borrowings, net                                          181,877                 325,862
                                                                        --------------------    ---------------------
    Net cash used in financing activities                                       (199,033)               (152,621)
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                             (76,580)                (24,731)

CASH, BEGINNING OF PERIOD                                                        188,329                 154,600
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $            111,749     $           129,869
                                                                        ====================    =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:
     Income taxes                                                   $            123,799     $            66,997
     Interest                                                                     11,443                  11,565






See notes to consolidated financial statements.                                                     (Concluded)




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 [Dollars and Shares in Thousands]

====================================================================================================================================
[Unaudited]

                                                                                         Accumulated Other
                                                                                        Comprehensive Income (Loss)
                                                                                       -------------------------------
                                                                                    Unrealized     Minimum
                                Preferred Stock          Common Stock    Additional   Gains       Pension
                              --------------------- -------------------   Paid-in   (Losses) on   Liability   Retained
                               Shares   Amount      Shares    Amount      Capital   Securities   Adjustment    Earnings   Total
                              --------  -------- ----------  --------  ----------  ------------  ---------   ----------   ---------
BALANCE, JANUARY 1, 2004           0   $    0      7,032    $ 7,032   $  722,365  $   137,131   $  (9,311) $ 1,029,409  $ 1,886,626

  Net income                                                                                                   250,390      250,390
  Other comprehensive income                                                           (7,627)                               (7,627)
                                                                                                                          ---------
    Total comprehensive income                                                                                              242,763
                                                                                                                          ----------
  Dividends                                                                                                   (100,072)    (100,072)
  Income tax benefit on stock
  compensation                                                             1,803                                              1,803

                              --------  -------- ----------  --------  ----------  ------------  ---------   ----------   ---------

BALANCE, SEPTEMBER 30, 2004        0   $    0      7,032    $ 7,032   $  724,168  $   129,504   $  (9,311) $ 1,179,727  $ 2,031,120
                              ========  ======== ==========  ========  ==========  ============  =========   ==========   =========







See notes to consolidated financial statements.




GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
================================================================================
[Unaudited]

1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003.

         Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

         Great-West Lifeco Inc., of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the plan) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Company accounts for options granted under the plan in accordance with the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                   For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                      September 30,
                                                  ------------------------------     ------------------------------
              Proforma Disclosures                    2004             2003              2004             2003
         ------------------------------------     -------------    -------------     -------------    -------------
          Net income as reported              $       90,074    $      79,776    $      250,390    $     245,066
          Less compensation for fair value
           of stock options, net of related
           tax effects                                   934              818             2,854            2,219
                                                  -------------    -------------     -------------    -------------
          Proforma net income                 $       89,140    $      78,958    $      247,536    $     242,847
                                                  =============    =============     =============    =============

         Certain reclassifications (in addition to the restatement discussed in Note 3) have been made to the 2003 consolidated financial statements to conform to the 2004 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

  2.     NEW ACCOUNTING PRONOUNCEMENTS

         In January 2004, FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. The staff of the Financial Accounting Standards Board ("FASB") is currently evaluating the guidance EITF 03-1 in the context of developing implementation guidance for its measurement and recognition provisions. The Company is continuing to evaluate potential other than temporary impairments under SFAS 115 and SEC Staff Accounting Bulletin Topic 5-M, Other Than Temporary Impairment Of Certain Investments In Debt and Equity Securities. Due to the current uncertainty as to the implementation guidance for EITF 03-1 by the FASB staff, the Company is unable to evaluate the impact EITF 03-1 will ultimately have on its financial position or results of operations.

3.       RELATED-PARTY TRANSACTIONS

         On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (CLFC), the parent company of The Canada Life Assurance Company (CLAC). Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, The Great-West Life Assurance Company. On December 31, 2003, CLAC transferred all of the outstanding common shares of Canada Life Insurance Company of America (CLICA) and Canada Life Insurance Company of New York (CLINY) owned by it to the Company.

         The CLICA and CLNY acquisitions have been accounted for as a "reorganization of businesses under common control." Accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY from July 10, 2003 through December 31, 2003 were included in the Company's 2003 annual financial statements.

         As a result of the accounting as a "reorganization of businesses under common control" the Company has restated the Statements of Income for the three and nine month periods ended September 30, 2003 and Statement of Cash Flows for the nine month period ended September 30, 2003 to include the following related to CLICA and CLINY for the period from July 10, 2003 to September 30, 2003:

                                             Three and Nine Month
                                                  Periods Ended
                                              September 30, 2003
                                           ---------------------------
         Total revenues                 $           49,859

         Benefits                                   41,693
         Operating expenses                          5,791
                                           ---------------------------
          Total benefits and
              expenses                              47,484

         Income from operations                      2,375

         Income taxes                                  831
                                           ---------------------------
         Net income                     $            1,544
                                           ===========================

         On August 31, 2003, the Company and CLAC, a wholly owned subsidiary of CLFC, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch. In the third quarter of 2004, the deferred ceding commission asset and certain policy reserve liabilities acquired as part of this reinsurance transaction were both decreased $157 million based on the Company's final analysis of the policy reserves acquired. CLAC's U.S. branch had not previously computed policy liabilities under U.S. GAAP, which required the Company to estimate the amount of liabilities assumed, which was approximately $3.0 billion at September 1, 2003. These adjustments had no material effect on the Company's consolidated financial position or results of operations.

         On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded $256 million of negative premium income and decrease in reserves associated with these policies. The Company recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


         Assets (In millions)                                       Liabilities and Stockholder's Equity (In millions)
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
                                              ===================                                  =================

4.       REINSURANCE

         In addition to the Indemnity Reinsurance Agreement entered into with CLAC (see Note 3 above), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited (Allianz) to cede 90% in 2003 and 75% in 2004 of direct written group health stop-loss and excess loss activity.

5.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The cost of employee benefit plans included in operating expenses is as follows:


                                                                               Post-Retirement
                                                      Pension Benefits           Medical Plan
                                                    ----------------------   ---------------------
                                                      For the Three Months Ended September 30,
                                                      2004         2003        2004        2003
         ----------------------------------------   ---------    ---------   ---------   ---------

          Service cost                            $   2,144   $    2,067   $     722   $     512
          Interest cost                               3,329        3,069         684         567
          Expected return on plan assets             (3,733)      (3,238)
          Amortization of transition obligation        (379)        (379)
          Amortization of unrecognized prior
           service cost                                 158          158        (178)       (178)
          Amortization of gain from earlier
           periods                                      688          872         166          65
                                                    ---------    ---------   ---------   ---------
          Net periodic cost                       $   2,207   $    2,549   $   1,394   $     966
                                                    =========    =========   =========   =========


                                                                               Post-Retirement
                                                      Pension Benefits           Medical Plan
                                                    ----------------------   ---------------------
                                                       For the Nine Months Ended September 30,
                                                      2004         2003        2004        2003
         ----------------------------------------   ---------    ---------   ---------   ---------

          Service cost                            $   6,432   $    6,201   $   2,166   $   1,533
          Interest cost                               9,987        9,207       2,052       1,703
          Expected return on plan assets            (11,199)      (9,716)
          Amortization of transition obligation      (1,137)      (1,137)
          Amortization of unrecognized prior
           service cost                                 474          474        (534)       (534)
          Amortization of gain from earlier
          Periods                                     2,064        2,618         498         195
                                                    ---------    ---------   ---------   ---------
          Net periodic cost                       $   6,621   $    7,647   $   4,182   $   2,897
                                                    =========    =========   =========   =========


         During the third quarter of 2004, the Company made a payment to fund its 2004 pension plan obligation in the amount of $3.2 million. This payment completely funded the 2004 obligation.

6.       SEGMENT INFORMATION

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

         The following table summarizes the financial results of the Company's Great-West Healthcare segment for the three and nine months ended September 30, 2004 and 2003:


                                              Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                           -----------------------------------    ------------------------------------
                                                2004                2003               2004                2003
         ------------------------------    ----------------    ---------------    ---------------    -----------------
         Premium income                 $       131,406     $        (8,322)   $       163,295    $       418,433
         Fee income                             165,353             149,304            473,035            459,502
         Net investment income                    9,072              16,910             32,325             48,063
         Realized investment
          gains                                   5,381               1,238             11,106             10,971
                                           ----------------    ---------------    ---------------    -----------------
         Total revenues                         311,212             159,130            679,761            936,969

         Total benefits and
          expenses                              260,095              91,325            521,025            731,343
         Income tax expenses                     16,767              24,615             52,542             71,126
                                           ----------------    ---------------    ---------------    -----------------
         Net income                     $        34,350     $        43,190    $       106,194    $       134,500
                                           ================    ===============    ===============    =================



         The following table summarizes the financial results of the Company's Financial Services segment for the three and nine months ended September 30, 2004 and 2003 (as restated, see Note 3):


                                              Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                           -----------------------------------    ------------------------------------
                                                2004                2003               2004                2003
         ------------------------------    ----------------    ---------------    ---------------    -----------------
                                                                (Restated)                              (Restated)
         Premium income                 $        53,519     $     1,504,050    $       224,564    $     1,584,890
         Fee income                              67,632              60,596            201,129            172,873
         Net investment income                  268,080             235,827            764,288            625,420
         Realized investment
          gains (losses)                          9,078             (10,387)            32,663             30,729
                                           ----------------    ---------------    ---------------    -----------------
         Total revenues                         398,309           1,790,086          1,222,644          2,413,912

         Total benefits and
          expenses                              317,846           1,738,573          1,010,467          2,250,796
         Income tax expenses                     24,739              14,927             67,981             52,550
                                           ----------------    ---------------    ---------------    -----------------
         Net income                     $        55,724     $        36,586    $       144,196    $       110,566
                                           ================    ===============    ===============    =================

7.       OTHER

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.


8.       SUBSEQUENT EVENT

         On November 4, 2004, the Company's parent, GWL&A Financial Inc. (GWL&A) Financial), announced that $175 mlllion of deferrable debentures, due in 2034, would be issued through an affiliated limited partnership and offered to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933, as amended.

         Upon the closing of the offering, and subject to the final approval of Colorado Division of Insurance, GWL&A Financial intends to use the proceeds of the offering to purchase a subordinated note from the Company. The Company intends to use the proceeds from the sale of the subordinated note to redeem its existing subordinated note payable to GWL&A Financial and for general corporate purposes.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of its activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

         The following discussion addresses the financial condition of the Company as of September 30, 2004, compared with December 31, 2003, and its results of operations for the three and nine months ended September 30, 2004, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's report on Form 10-K for the year ended December 31, 2003, to which the reader is directed for additional information.


               Operating Summary                   Three Months Ended                  Nine Months Ended
                                                      September 30,                        September 30,
                                            ----------------------------------    ----------------------------------
                 [In millions]                   2004               2003               2004               2003
         -------------------------------    ---------------    ---------------    ---------------    ---------------
                                                                (Restated)                              (Restated)
         Premium income                  $           185    $         1,496    $           388    $         2,003
         Fee income                                  233                209                674                632
         Net investment income                       277                253                796                674
         Realized investment
          gains (losses)                              14                 (9)                44                 42
                                            ---------------    ---------------    ---------------    ---------------
         Total revenues                              709              1,949              1,902              3,351

         Total benefits and
          Expenses                                   578              1,830              1,531              2,982
         Income tax expenses                          41                 39                121                124
                                            ---------------    ---------------    ---------------    ---------------
         Net income                      $            90    $            80    $           250    $           245
                                            ===============    ===============    ===============    ===============

         Deposits for investment-
          type contracts                 $           191    $           144    $           535    $           413
         Deposits to separate
          Accounts                                   475                483              1,467              1,533
         Self-funded premium
          Equivalents                              1,194              1,157              3,519              3,559


                              Balance Sheet                            September 30,         December 31,
                              [In millions]                                 2004                 2003
         --------------------------------------------------------    -------------------    ----------------
         Investment assets                                        $        19,579        $        19,700
         Separate account assets                                           13,324                 13,175
         Total assets                                                      36,083                 36,511
         Total policy benefit liabilities                                  18,997                 19,703
         Due to Great-West Life Assurance Company                              22                     31
         Due to GWL&A Financial Inc.                                          138                    176
         Total stockholder's equity                                         2,031                  1,887

         CONSOLIDATED RESULTS

         The Company's consolidated net income increased $10 million or 13% for the third quarter of 2004 when compared to the same period in 2003. The net income increase reflects a $19 million increase in the Financial Services segment offset by a $9 million decrease in the Great-West Healthcare segment.

         The Company's consolidated net income increased $5 million or 2% for the first nine months of 2004 when compared to the same period in 2003. The net income increase reflects a $34 million increase in the Financial Services segment offset by a $29 million decrease in the Great-West Healthcare segment.

         Total revenues decreased $1,240 million or 64% for the third quarter of 2004 when compared to the same period in 2003. The decrease is a combination of a $1,427 million decrease as a result of the Indemnity Reinsurance Agreement entered into on August 31, 2003 with CLAC (see
         Note 3 to the accompanying financial statements), an $18 million decrease in the Financial Services segment (excluding Canada Life activity), an increase in Canada Life activity (Canada Life activity) during the period of $29 million and a $176 million increase in the Great-West Healthcare segment (excluding Canada Life activity).

         Total revenues decreased $1,449 million or 43% for the first nine months of 2004 when compared to the same period in 2003. The decrease is primarily due to a $1,380 million decrease as a result of the Indemnity Reinsurance Agreement entered into on August 31, 2003 with CLAC (see Note 3 to the accompanying financial statements) and Canada Life activity during the period, a $44 million decrease in the Financial Services segment (excluding Canada Life activity), and a $25 million decrease in the Great-West Healthcare segment (excluding Canada Life activity).

         Benefits and expenses decreased $1,252 million or 68% for the third quarter of 2004 when compared to the same period in 2003. The decrease in benefits and expenses is primarily due to a $1,411 million decrease as a result of the Indemnity Reinsurance Agreement entered into on August 31, 2003 with CLAC (see Note 3 to the accompanying financial statements) and Canada Life activity (Canada Life activity) during the period, a $29 million decrease in the Financial Services segment (excluding Canada Life activity), offset by a $188 million increase in the Great-West Healthcare segment (excluding Canada Life activity).

         Benefits and expenses decreased $1,451 million or 49% for the first nine months of 2004 when compared to the first nine months in 2003. The decrease in benefits and expenses is primarily due to a $1,421 million decrease as a result of the Indemnity Reinsurance Agreement entered into on August 31, 2003 with CLAC (see Note 3 to the accompanying financial above) and Canada Life activity (Canada Life activity) during the period, a $51 million decrease in the Financial Services segment (excluding CL activity), offset by a $21 million increase in the Great-West Healthcare segment (excluding Canada Life activity).

         In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded premium equivalents. Self-funded premium equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

         Deposits for investment-type contracts increased $47 million or 33% and $122 million or 30% for the third quarter and the nine months of 2004 when compared to the same periods in 2003.

         Deposits for separate accounts decreased $8 million or 2% and $66 million or 4% for the third quarter and the first nine months of 2004, respectively, when compared to the same periods in 2003.

         Self-funded premium equivalents increased $37 million or 3% and decreased $40 million or 1% for the third quarter and the first nine months of 2004, respectively, when compared to the same periods in 2003.

         The segment information below discusses the reasons for these changes.

         SEGMENT RESULTS

         Great-West Healthcare

         The following is a summary of certain financial data of the Great-West Healthcare segment:


               Operating Summary                       Three Months Ended               Nine Months Ended
                                                          September  30,                   September 30,
                                            ----------------------------------    ----------------------------------
                 [In millions]                   2004               2003               2004               2003
         -------------------------------    ---------------    ---------------    ---------------    ---------------
         Premium income                  $           132    $            (8)   $           163    $           418
         Fee income                                  165                149                473                460
         Net investment income                         9                 17                 33                 48
         Realized investment gains                     5                  1                 11                 11
                                            ---------------    ---------------    ---------------    ---------------
         Total revenues                              311                159                680                937

         Total benefits and
          expenses                                   260                 91                521                731
         Income tax expenses                          17                 25                 53                 71
                                            ---------------    ---------------    ---------------    ---------------
         Net income                      $            34    $            43    $           106    $           135
                                            ===============    ===============    ===============    ===============

         Self-funded premium
          equivalents                    $         1,194    $         1,157    $         3,519    $         3,559

         The decrease in earnings for the third quarter and the first nine months of 2004 compared to the same periods of 2003 is primarily due to lower premium combined with lower aggregate stop loss recoveries on prior year deficits.

         Premium and fee income during the third quarter of 2004 increased by $156 million when compared to the same period of 2003. The increase related primarily to the Allianz reinsurance cession in the amount of $171 million. The third quarter 2003 negative premiums include nine months of cession due to the Allianz reinsurance agreement that was executed in September 2003 retroactive to January 1, 2003. The Allianz increase is offset by a $22 million decrease in Canada Life due to the February 2004 recapture discussed in Note 3.

         Premium and fee income during the first nine months of 2004 declined by $242 million when compared to the same period of 2003. The decrease consists primarily of a $230 million premium and fee income decrease associated with Canada Life results offset by a $16 million premium increase associated with the Allianz reinsurance cession. Canada Life premium includes a negative $207 million recorded in 2004 resulting primarily from $256 million of premiums related to the February 2004 recapture discussed in Note 3, offset by $49 million of normal business activity recorded before the recapture. Excluding these variances, premium and fee income declined by $30 million or 3% when compared to the nine month period of 2003. The decrease is primarily due to a decline in membership during 2003 and during the first quarter of 2004.

         The Great-West Healthcare segment experienced a 5% increase in total health care membership from 1.856 million members at December 31, 2003, to 1.948 million members at September 30, 2004. There was a 5% increase in total health care membership from 1.856 million at September 30, 2003 to 1.948 million at September 30, 2004. This included 6,200 and 44,000 Canada Life stop loss members that renewed during the three and nine month periods ended September 30, 2004,respectively. Despite membership losses during the first quarter of 2004, there was membership growth during the first nine months of 2004. The increase was due primarily to higher persistency and higher sales associated with sales and service efforts.

         Total benefits and expenses increased $169 million during the third quarter of 2004 compared to the same period of 2003. The increase is primarily due to a $171 million increase associated with the Allianz reinsurance cession offset by a decrease of $19 million associated with Canada Life activity. The remaining increase of $17 million, or 3%, is primarily due to lower stop loss recoveries of prior year deficits and increased aggregate health claims in 2004.

         Total benefits and expenses decreased $210 million for the first nine months of 2004 compared to the same period of 2003. The decrease is primarily due to a $231 million decrease of Canada Life activity. The Canada Life decrease is offset by a $21 million increase in the Allianz reinsurance cession. There was also an $11 million increase primarily due to lower stop loss recoveries of prior year deficits and increased aggregate health claims in 2004.

         Canada Life total benefits and expenses include negative $210 million recorded in 2004 primarily resulting from $255 million of change in reserves as a result of the recapture discussed above offset by $45 million of normal business activity before the February 29, 2004 recapture.

         Self-funded premium equivalents increased by $37 million, or 3%, and decreased by $40 million, or 1%, for the third quarter and the first nine months of 2004, respectively, when compared to the same periods of 2003. The increase in the current quarter is due to increased membership. The decrease during the first nine months of 2004 compared to the same period of 2003 is due to lower membership earlier in the year.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment.


               Operating Summary                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                            ----------------------------------    ----------------------------------
                 [In millions]                   2004               2003               2004               2003
         -------------------------------    ---------------    ---------------    ---------------    ---------------
                                                                 (Restated)                            (Restated)
         Premium income                  $            54    $         1,504    $           224    $         1,585
         Fee income                                   68                 60                201                172
         Net investment income                       268                236                764                626
         Realized investment
          gains (losses)                               9                (10)                33                 31
                                            ---------------    ---------------    ---------------    ---------------
         Total revenues                              399              1,790              1,222              2,414

         Total benefits and
          expenses                                   318              1,738              1,010              2,251
         Income tax expenses                          25                 15                 68                 53
                                            ---------------    ---------------    ---------------    ---------------
         Net income                      $            56    $            37    $           144    $           110
                                            ===============    ===============    ===============    ===============

         Deposits for investment-
          type contracts                 $           191    $           144    $           535    $           413
         Deposits to separate
          accounts                                   475                483              1,467              1,533

         Effective July 10, 2003, the Company acquired CLICA and CLNY. The results of operations for the life insurance and annuity business areas for these subsidiaries have been included in the results of operations for the third quarter and the first nine months of 2004 and 2003.

         Net income for Financial Services increased $19 million or 51%, and increased $34 million or 31%, in the third quarter and first nine months, respectively, of 2004 when compared to the same periods of 2003. The increases in earnings in both periods were a combination of positive results from the Individual Markets line of business which is primarily related to Canada Life, and increases in Great-West Retirement Services line of business reflecting higher fees and improved investment margins from asset transfers from variable to fixed funds. Canada Life net income has improved from 2003 due to expense synergies generated from the consolidation of operations and the reduction of new business strain from curtailing sales activity.

         In addition, the Company entered into an Indemnity Reinsurance Agreement with CLAC pursuant to which it reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's U.S. branch as of August 31, 2003. The life insurance and annuity reinsurance transactions related to this agreement have also been included in the results of operations for the third quarter and the first nine months of 2004 and 2003. On August 31, 2003, the Company recorded $1,427 million in premium income and increase in reserves associated with this agreement.

         Excluding the Canada Life activity, total premiums and deposits to investment-type contracts and deposits to separate accounts, increased $25 million or 1% for the first nine months of 2004 when compared to the same period of 2003. Premiums and deposits have decreased $345 million or 53% in the Individual Markets area where sales were lower for the first nine months of 2004 when compared to the first nine months of 2003. The decrease in the Individual Markets area was offset by a $370 million increase in the Retirement Services area, which is primarily due to additional premiums and deposits on new business at the end of 2003.

         Retirement participant accounts including third-party administration and institutional accounts increased 5.5% in 2004, from 2.266 million at December 31, 2003 to 2.389 million at September 30, 2004.

         Fee income has increased $24 million or 14%, excluding fee income associated with Canada Life, for the first nine months of 2004 when compared to the same period of 2003. Retirement products variable asset-based fees fluctuate with fluctuations in participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the U.S. equities market.

         Excluding investment income associated with Canada Life activity, investment income decreased $63 million or 10% for the first nine months of 2004 when compared to the same period of 2003 primarily due to lower investment earned rates.

         Excluding total benefits and expenses associated with Canada Life activity, total benefits and expenses remained flat for the first nine months of 2004 when compared to the same period of 2003.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

         The rating distribution of the Company's fixed maturity portfolio is summarized as follows:


                                                                  September 30,               December 31,
                                                                      2004                        2003
                                                              ----------------------     -----------------------
                                 AAA                                      56.2  %                     54.3  %
                                 AA                                        8.3  %                      8.7  %
                                  A                                       14.7  %                     16.0  %
                                 BBB                                      18.1  %                     18.4  %
                 BB and below (non-investment grade)                       2.7  %                      2.6  %
                                                              ----------------------     -----------------------

                                TOTAL                                    100.0  %                    100.0  %
                                                              ======================     =======================

         During the first nine months of 2004, net unrealized losses on fixed maturities included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased stockholder's equity by $7.6 million.

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

         The critical accounting policies described below are those that the Company believes are important to the portrayal of its financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities.

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

         Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $1.5 million of coverage per individual life on direct business written and up to $2.8 million of coverage per individual life on business reinsured from CLAC.

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

         Valuation Of Privately Placed Fixed Maturities

         The estimated fair values of private placement fixed maturities have been determined using available information and what management believes are appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

         New Accounting Pronouncements

         See Note 2 to the accompanying financial statements for a discussion of new accounting pronouncements that the Company will be adopting in the future.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1.2 billion and $1.0 billion as of September 30, 2004 and December 31, 2003, respectively. In addition, 97% of the bond portfolio carried an investment grade rating at September 30, 2004 and December 31, 2003, thereby providing significant liquidity to the Company's overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well-capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.0 million and $96.4 million of commercial paper outstanding at September 30, 2004 and December 31, 2003, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's and a rating of P-1 by Moody's Investors Service, each being the highest rating available. In addition, the Company issued a surplus note to GWL&A Financial in 1999. The surplus note bears interest at 7.25% and is due June 20, 2048.

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

Item 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

         The Company's assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

         To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match these products' liability cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments.

         The Company also manages risk with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

         As a result of the coinsurance with funds withheld element of the Company's reinsurance of business of CLAC's US branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company's operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. A gain in the amount of $4.7 million and a loss in the amount of $2.3 million net of tax, were included in net income for the third quarter and the first nine months of 2004, respectively, as a result of this derivative.

Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no significant changes in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  Exhibit Number            Title                                                Page

                  31.1                      Rule 13a-14(a)/15d-14(a) Certification               25

                  31.2                      Rule 13a-14(a)/15d-14(a) Certification               26

                  32                        18 U.S.C. 1350 Certification                         27

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated July 28, 2004, was filed disclosing the Company's results of operations as of June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BY:       /s/Glen R. Derback                                                    DATE:          November 12, 2004
          ---------------------------------------------------------------------           ---------------------------
          Glen R. Derback, Senior Vice President and Controller
          (Duly authorized officer and chief accounting officer)
