Form 10-K
period 2004-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2005-03-31
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)


|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                              December 31, 2004
                                          ----------------------------------------------------------------------------

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to
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

                                                                        (303) 737-3000
                                          ----------------------------------------------------------------------------
                                                     (Registrant's telephone number, including area code)

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

    Yes             X             No
             -----------------           -----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

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

As of June 30, 2004, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2005, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS


PART I     ITEM 1.    BUSINESS........................................................................................1

                  A.  ORGANIZATION AND CORPORATE STRUCTURE............................................................1
                  B.  BUSINESS OF THE COMPANY.........................................................................1
                  C.  GREAT-WEST HEALTHCARE...........................................................................3
                  D.  FINANCIAL SERVICES..............................................................................5
                  E.  INVESTMENT OPERATIONS...........................................................................8
                  F.  REGULATION.....................................................................................10
                  G.  RATINGS........................................................................................12
                  H.  MISCELLANEOUS..................................................................................12

           ITEM 2.    PROPERTIES.....................................................................................12

           ITEM 3.    LEGAL PROCEEDINGS..............................................................................12

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

PART II    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................13

                  A.  EQUITY SECURITY HOLDERS AND MARKET INFORMATION.................................................13
                  B.  DIVIDENDS......................................................................................13

           ITEM 6.    SELECTED FINANCIAL DATA........................................................................13

           ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS.........14

                  A.  EXECUTIVE SUMMARY..............................................................................15
                  B.  CRITICAL ACCOUNTING POLICIES AND ESTIMATES.....................................................15
                  C.  COMPANY RESULTS OF OPERATIONS..................................................................17
                  D.  GREAT-WEST HEALTHCARE RESULTS OF OPERATIONS....................................................20
                  E.  FINANCIAL SERVICES RESULTS OF OPERATIONS.......................................................23
                  F.  INVESTMENT OPERATIONS..........................................................................27
                  G.  LIQUIDITY AND CAPITAL RESOURCES................................................................29
                  H.  OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS.....................................30
                  I.  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS................................................31

           ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................32

           ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................33

           ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE.......................................................................72

           ITEM 9A.   CONTROLS AND PROCEDURES........................................................................72

           ITEM 9B.   OTHER INFORMATION..............................................................................72

PART III   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................72

                  A.  IDENTIFICATION OF DIRECTORS....................................................................72
                  B.  IDENTIFICATION OF EXECUTIVE OFFICERS...........................................................73
                  C.  CODE OF ETHICS.................................................................................76
                  D.  AUDIT COMMITTEE FINANCIAL EXPERT...............................................................76

           ITEM 11.   EXECUTIVE COMPENSATION.........................................................................77

           ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT.................................................................................80

                  A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS................................................80
                  B.  SECURITY OWNERSHIP OF MANAGEMENT...............................................................80

           ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................82

           ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.........................................................82

                  A.  PRINCIPAL ACCOUNTING FEES......................................................................82
                  B.  PRE-APPROVAL POLICIES AND PROCEDURES...........................................................83

PART IV    ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................83

                  A.  INDEX TO FINANCIAL STATEMENTS..................................................................83
                  B.  INDEX TO EXHIBITS..............................................................................83

                  SIGNATURES.........................................................................................86





PART I

ITEM 1.    BUSINESS

A.     ORGANIZATION AND CORPORATE STRUCTURE

       Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized on March 28, 1907. The Company is domiciled in Colorado.

       The Company is a wholly owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. ("Lifeco"), a Canadian holding company. Lifeco operates in the United States primarily through the Company and in Canada through The Great-West Life Assurance Company ("Great-West Life") and its subsidiaries, London Life Insurance Company and The Canada Life Assurance Company ("CLAC"). Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

       Shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B.     BUSINESS OF THE COMPANY

       The Company is authorized to engage in the sale of life insurance, accident and health insurance, and annuities. It is licensed to do business in all states in the United States (except New York) and in the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands. The Company conducts business in New York through its subsidiaries, First Great-West Life & Annuity Insurance Company ("First GWL&A") and Canada Life Insurance Company of New York ("CLINY"). The Company is also a licensed reinsurer in the state of New York.

       The Company operates the following two business segments:

           Great-West HealthcareSM - Health care plans and services for group clients (including self-funded health plans, consumer-driven health models, flexible spending accounts, life and disability insurance, and dental and vision coverage).

           Financial Services - Savings, administrative and recordkeeping services for public, private and non-profit employers, corporations and individuals (including 401(a), 401(k), 403(b), 408 and 457 plans) and life insurance products for individuals and businesses.

       On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation ("CLFC"), the parent company of CLAC, Canada Life Insurance Company of America ("CLICA") and CLINY. Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, Great-West Life. On December 31, 2003, CLAC transferred all of the outstanding common shares of CLICA and CLINY owned by it to the Company.

       Sales of new individual products in the United States by CLAC, CLICA and CLINY were discontinued in 2003, shortly after the acquisition of CLFC by Lifeco. On February 29, 2004 and August 31, 2004, respectively, CLAC's and CLINY's United States group businesses, excluding medical stop-loss policies, were sold to Jefferson-Pilot Corporation. The Company manages CLAC's existing individual insurance and annuity business in the United States. In connection with this management, the Company provides certain corporate and operational administrative services for which it receives a fee.

       On August 31, 2003, the Company and CLAC entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's United States branch.

       The Company originally recorded a reinsurance receivable in connection with the Indemnity Reinsurance Agreement which relates to the amount due to it for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable will be the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of CLAC's United States branch. Pursuant to an interpretation of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, the Company has identified an embedded derivative for its exposure to interest rate and to credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting, the Company's net income decreased $5.3 million and increased $7.4 million during the years ended December 31, 2004 and 2003, respectively.

       In the third quarter of 2004, the deferred ceding commission asset and certain policy reserve liabilities acquired as part of this reinsurance transaction were both decreased $157 million based on the Company's final analysis of the policy reserves acquired. CLAC's United States branch had not previously computed policy liabilities under United States Generally Accepted Accounting Principles, which required the Company to estimate the amount of liabilities assumed, which was approximately $3.0 billion at September 1, 2003. These adjustments had no material effect on the Company's consolidated financial position or results of operations.

       On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded an income statement impact of $256 million of negative premium income and a change in reserves associated with these policies. The Company recorded, at fair value, the following at February 29, 2004, as a result of the CLAC recapture of the group life and health business from the Company:


         Assets (In thousands)                                      Liabilities and Stockholder's Equity
         --------------------------------------------------------   ------------------------------------------------

         Cash                              $         (126,105)      Policy reserves             $        (286,149)
         Reinsurance receivable                      (152,077)      Policy and contract
         Deferred ceding commission                   (29,831)       claims                               (32,755)
         Premiums in course of                                      Policyholder funds                     (3,982)
           collection                                 (14,873)
                                              -------------------                                  -----------------
                                           $         (322,886)                                  $        (322,886)
                                              ===================                                  =================

       The table that follows summarizes the Company's premiums and deposits for the years indicated. For further consolidated financial information concerning the Company, see Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data.

       For commentary on the information in the following table, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                        (In millions)                               2004               2003               2002
         -----------------------------------------------      ---------------     --------------    ----------------
         Premium Income:
         Great-West Healthcare:
           Group life & health                           $           262      $         838      $         960
                                                              ---------------     --------------    ----------------
             Total Great-West Healthcare                             262                838                960
                                                              ---------------     --------------    ----------------
         Financial Services:
           Individual Markets                                        311              1,415                160
                                                              ---------------     --------------    ----------------
             Total Financial Services                                311              1,415                160
                                                              ---------------     --------------    ----------------
               Total premium income                      $           573      $       2,253      $       1,120
                                                              ===============     ==============    ================

         Fee Income:
         Great-West Healthcare:
           Group life & health                           $          649       $         607      $         660
                                                              ---------------     --------------    ----------------
             Total Great-West Healthcare                            649                 607                660
                                                              ---------------     --------------    ----------------
         Financial Services:
           Retirement Services                                      227                 200                197
           Individual Markets                                        40                  33                 26
                                                              ---------------     --------------    ----------------
             Total Financial Services                               267                 233                223
                                                              ---------------     --------------    ----------------
               Total fee income                          $          916       $         840      $         883
                                                              ===============     ==============    ================



                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                        (In millions) (1)                           2004               2003               2002
         -----------------------------------------------      ---------------     --------------    ----------------
         Deposits for investment-type contracts -
           Financial Services (2)                         $          711       $         676      $         691
         Deposits to Separate Accounts -
           Financial Services                             $        1,979       $       2,217      $       2,461
         Self-funded equivalents -
           Great-West Healthcare (3)                      $        4,706       $       4,674      $       5,228

         (1) All information in the preceding table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

         (2) Investment-type contracts are contracts that include significant cash build-up features, as discussed in Statement of Financial Accounting Standards No. 97.

         (3) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or health maintenance organization ("HMO") programs.

C.     GREAT-WEST HEALTHCARE

       1.  Principal Products

       The Great-West Healthcare segment provides services for approximately 5,200 employers. It is a national employee benefits provider with expertise in self-funding and creative health care management solutions. Under self-funded arrangements, the employer assumes all or a significant portion of the insurance risk. For companies with better than average claims experience, this arrangement can result in significant health care cost savings.

       The Great-West Healthcare division operations are organized in the following market segments: (i) select markets, focusing on employers with 50-250 employees; (ii) mid-market, focusing on employers with 250-2,500 employees; (iii) national accounts, focusing on employers with over 2,500 employees and (iv) specialty-risk, a market segment exploring business opportunities outside the Company's typical target markets, such as third party administrator partnerships.

       In 2003, the Company adopted the new brand name, "Great-West Healthcare," which refers to all employee benefit products and services offered by the Company and its subsidiaries. The new name has been successful in eliminating market confusion over different carriers and networks. Efforts to enhance brand awareness continue. The theme of the Company's new targeted advertising campaign introduced in 2004, "New Ideas From the Frontier of Health Care," communicates a strategy for delivering innovative, affordable benefits plans to businesses.

       The Company provides employers in the United States with a comprehensive line of employee benefits products and services, including health plans, flexible spending account administration plans (established pursuant to Internal Revenue Code ("IRC") Sections 125 and 129), dental and vision plans, life insurance benefits and short- and long-term disability coverage.

       The Company offers a range of health coverage options, including traditional and managed care plan designs, consumer-driven health plans and tiered benefit options. The Company continues to reduce its focus on HMO products in most markets.

       The Company also offers health reimbursement accounts ("HRA"). With an HRA, employers contribute a specified annual amount for each employee to spend on health care expenses. Funds remaining in an account at the end of the year can be rolled over for future use.

       All products include state-of-the-art cost and care management procedures, as well as comprehensive networks that help ensure quality health care. Medical management programs are offered to complement each health plan the Company offers. The Company's disease management program services enroll members with asthma, diabetes, cardiac, cancer, neonatal and other conditions. In addition, the Company provides a nurse hotline and online educational and comparison tools to help members manage their health care and make medically and financially sound treatment choices.

       Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in force prior to reinsurance ceded at December 31 for each of the years indicated:


                                                                        December 31,
                                         ---------------------------------------------------------------------------
                  (In millions)           2004 (1)        2003 (2)        2002 (3)        2001 (4)         2000
              ----------------------     ------------    -----------     -----------     -----------    ------------
                 Life insurance
                     in force        $     49,244     $   102,721    $     58,572    $     66,539    $    96,311

                (1) The insurance in force at December 31, 2004 reflects the recapture by CLAC during 2004 of certain group life business it ceded to the Company in 2003.
                (2) The insurance in force at December 31, 2003 reflects the ceding to the Company by CLAC of certain life business.
                (3) The insurance in force at December 31, 2002 was influenced by a related decline in health care membership.
                (4) The insurance in force at December 31, 2001 was influenced by a related decline in health care membership  and a  decision  by the  Company  to
                     discontinue   certain  group  life  insurance   business
                     obtained  through acquisitions.

       2.Method of Distribution

       The Company distributes its products and services through field sales staff. As of December 31, 2004, the sales staff was located in 31 sales offices throughout the United States. Each sales office works with insurance brokers, agents and consultants in its local market. Additionally, the Company is expanding its distribution channels to include third party administrators through its specialty-risk group.

       3.Competition

       The employee benefits industry is highly competitive. The marketplace creates pricing pressures that encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they also want to offer product choices because employee needs differ. In many cases, it is more cost-effective and efficient for an employer to contract with a carrier such as the Company that offers multiple product lines and centralized administration.

       In addition to price considerations, there are a number of other factors that influence employer decision making. These factors include: the quality of services; size, cost-effectiveness and the quality of provider networks; product responsiveness to customer needs; cost-containment services and the effectiveness of marketing and sales.

       4.Reserves

       For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses (including margins for adverse deviation). For waiver of premium on account of disability and paid up group whole life contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, morbidity and expenses (including margins for adverse deviation). For group universal life, the policy reserves equal the accumulated fund balance (that reflects cumulative deposits plus credited interest less charges thereon). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long-term disability claims that have been reported but not yet adjudicated.

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

       Assumptions used for mortality and morbidity experience are periodically reviewed against published industry data and the Company's experience.

       The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations such as paying expected death or retirement benefits or surrender requests and to generate profits.

       5.Reinsurance

       The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. When purchasing reinsurance, the Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it has assumed. Accordingly, the Company only cedes insurance to highly rated, well-capitalized companies. The maximum amount of group life insurance retained on any one life or for accidental death coverage is $600,000. The maximum amount of group disability income benefit at risk on any one life is $6,000 per month.

       The Company entered into a reinsurance agreement during the third quarter of 2003 with Allianz Risk Transfer (Bermuda) Limited ("Allianz") to cede 90% in 2003 and 75% in 2004 of direct written group health stop-loss and excess-loss business. This Allianz agreement was retroactive to January 1, 2003.

       On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original August 31, 2003, Indemnity Reinsurance Agreement.

D.     FINANCIAL SERVICES

       1.Principal Products

       The Financial Services business segment of the Company develops and administers products under two general categories: Great-West Retirement ServicesSM and Individual Markets. These areas distribute retirement and life insurance products and services for public, private and non-profit employers, corporations and individuals.

       Great-West Retirement Services

       In 2003, the Retirement Services area launched the new brand name, "Great-West Retirement Services," to bring together multiple products and services under one name. Under the Great-West Retirement Services brand, the Company provides enrollment services, communication materials, investment options and education services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and recordkeeping services for financial institutions and employers. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

       The marketing focus is directed towards providing services and investment products under IRC Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts, corporations and individuals. Recordkeeping and administrative services for defined contribution plans may also be provided to this target market. Through a subsidiary, Financial Administrative Services Corporation, the Company is focused on partnering with other large institutions to provide third-party recordkeeping and administration services.

       The Company offers both guaranteed interest rate investment options for various lengths of time and variable annuity products designed to meet the specific needs of the customer. In addition, the Company offers both customized annuity and non-annuity products.

       For the guaranteed interest rate option, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant's account balance. The Company's general account assets support the guaranteed investment product. The Company also manages separate account fixed interest rate options where it is paid a management fee.

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

       The Company is compensated by separate account fees for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. The Company is reimbursed by external mutual funds for marketing, sales and service costs under various revenue sharing agreements.

       The Company also receives fees for providing third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

       Customer retention is a key factor for the profitability of group annuity products. To encourage customer retention, annuity contracts may impose a surrender charge on policyholder balances withdrawn for a period of time after the contract's inception. The period of time and level of the charge vary by product as well as other factors such as size of the prospective group, projected annual contributions for all participants in the group, frequency of projected withdrawals, type and frequency of administrative and sales services provided, level of other charges, type and level of communication services provided, and number and type of plans. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of balances held under the group annuity contract, but do not impede transfers of those balances to products of competitors.

       Individual Markets

       In the Individual Markets area, the Company distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. Participating policyholders share in the financial results of the participating business in the form of dividends. The Company no longer actively markets participating products. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating policyholders in the Company's consolidated balance sheets. Participating policyholder earnings are not included in the Company's consolidated net income.

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

       Sales of life insurance products typically have initial marketing expenses, which are deferred. These expenses are shown as deferred policy acquisition costs in the Company's consolidated balance sheets. Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in force for a period of time.

       Through the acquisition of Canada Life discussed earlier, Individual Markets has expanded its in force blocks of individual protection (participating and non-participating whole life, term and universal life insurance) and wealth management products (variable annuities, single premium immediate annuities, structured settlements, and guaranteed investment contracts). In 2004, the operational units and systems of Canada Life were fully integrated into Individual Markets in order to support retention efforts.

       In 2004, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of the institutional partners include Huntington National Bank, US Bank, Citibank, SunTrust Bank, AmSouth Bank and Colonial Bank.

       At December 31, 2004 and 2003, the Company had $4.2 billion and $3.8 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted during 1996 that phased out the interest deductions on COLI policy loans over a two-year period ending 1998, leveraged COLI product sales have ceased.

       The Company has shifted its emphasis from COLI to the Business-Owned Life Insurance ("BOLI") market. BOLI was not affected by the aforementioned 1996 legislation. These products are interest-sensitive whole life, universal life and variable universal life policies that indirectly fund post-retirement benefits for employees and non-qualified executive benefit plans. At December 31, 2004, the Company had $1.6 billion of fixed and $1.6 billion of separate account BOLI policy reserves, compared to $1.5 billion of fixed and $1.5 billion of separate account reserves at December 31, 2003.

       The Company also has a marketing agreement with Charles Schwab & Co., Inc. ("Schwab") to sell individual fixed and variable qualified and non-qualified deferred annuities. The fixed product is a Guarantee Period Fund that was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. The Company is currently offering guarantee period durations of three to ten years. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date result in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

       On a very limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

       Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2004, approximately 10% (also 10% in both 2003 and 2002) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 90% of outstanding policy loans had variable interest rates averaging 6.13% at December 31, 2004. Investment income from policy loans was $203.1 million, $195.6 million and $209.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

       2.Method of Distribution

       The Great-West Retirement Services area distributes pension products through its subsidiary, GWFS Equities, Inc., as well as over 270 pension consultants, representatives and service personnel. Recordkeeping and administrative services are also distributed through institutional partners.

       The Individual Markets area distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is primarily distributed through Clark Consulting and SunTrust Bank. Individual life insurance and annuity products are also offered through Schwab.

       3.Competition

       The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisers, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1G, Ratings.

       4.Reserves

       Reserves for investment-type policies (deferred annuities and 401(k)) are equal to cumulative deposits, less withdrawals and mortality and expense and/or administrative service charges, plus credited interest.

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

       5.Reinsurance

       The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed. Accordingly, the Company only cedes insurance to highly rated, well-capitalized companies. The Company retains a maximum of $3.5 million of coverage per individual life.

       On August 31, 2003, the Company and CLAC, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's United States branch.

E.     INVESTMENT OPERATIONS

       The Company's investment division manages and administers its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products. The Company's principal investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit; interest rate and market valuation. Total investments at December 31, 2004, were $33.8 billion, comprised of general account assets of $19.6 billion and separate account assets of $14.2 billion. Total investments at December 31, 2003, were $32.9 billion, comprised of general account assets of $19.7 billion and separate account assets of $13.2 billion.

       The Company's general account investments are in a broad range of asset classes, primarily domestic and international fixed maturities. Fixed maturity investments include public and privately placed corporate bonds, government bonds, redeemable preferred stocks and mortgage-backed and asset-backed securities.

       The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability. The Company also utilizes derivative instruments to engage in replicated synthetic asset transactions. Derivative instruments are not used for speculative purposes. For more information on derivatives see Notes 1 and 7 to the Company's consolidated financial statements that are included in Item 8, Financial Statements and Supplementary Data.

       The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company's fixed maturity investments.

       The Company's fixed maturity investments comprised 67% of its general account investment assets as of December 31, 2004. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of both December 31, 2004 and 2003, 97% of the fixed maturity portfolio carried an investment grade rating.

       The Company's equity investments increased from 2% of its investment assets at December 31, 2003, to 3% at December 31, 2004. The Company increased its investments in various limited partnerships and limited liability companies that make equity investments in affordable-housing projects throughout the United States by approximately $87 million. These investments generate tax credits as their principal source of investment return. In addition, the Company maintained an investment in an exchange-traded fund investing in debt securities. The investment represents approximately 31% of the equity investments at both December 31, 2004 and December 31, 2003. This investment provides both liquidity and diversification at relatively low risk levels. The fund has an investment grade debt rating.

       The Company's mortgage loans on real estate portfolio constituted 8% and 10% of investment assets as of December 31, 2004 and 2003, respectively.

       At December 31, 2004, 18% of investment assets were invested in policy loans and 4% were invested in short-term investments compared to 17% and 4%, respectively, at December 31, 2003.



       The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:


         (In millions)                                                 December 31,
         -------------                  ----------------------------------------------------------------------------
         Carrying Value                    2004            2003            2002            2001            2000
         ----------------------------   ------------    ------------    ------------    ------------    ------------
         Debt Securities:
         U.S. government and
           agencies direct
           obligations                $     3,154    $      3,199    $      2,710    $      3,075    $      2,315
         Bonds                             10,045           9,880           7,618           7,013           7,055
         Foreign governments                   16              58              43              28              50
                                        ------------    ------------    ------------    ------------    ------------
         Total debt securities             13,215          13,137          10,371          10,116           9,420

         Other Investments:
         Equity investments                   637             428              90              73              95
         Mortgage loans                     1,544           1,894             421             625             950
         Policy loans                       3,548           3,389           2,964           3,001           2,810
         Short-term
           investments                        709             852             710             425             414
                                        ------------    ------------    ------------    ------------    ------------
         Total investments            $    19,653    $     19,700    $     14,556    $     14,240    $     13,689
                                        ============    ============    ============    ============    ============


         Cash                         $       111    $        151    $        155    $        214    $        154
         Accrued investment
           income                             159             165             133             131             139

         The following table summarizes the Company's general account investment results:


                   (In millions)                                                               Earned Net
                   -------------
              Year Ended December 31,                Net Investment Income               Investment Income Rate
          ---------------------------------    -----------------------------------  ---------------------------------
                        2004                $                1,033                              5.37  %
                        2003                                  988                               6.23  %
                        2002                                  919                               6.79  %
                        2001                                  935                               7.10  %
                        2000                                  925                               7.34  %


F.     REGULATION

       1.Insurance Regulation

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

       The Company's operations and accounts are subject to examination by the Colorado Division of Insurance (the "CDOI") and other regulators at specified intervals. Most recently, a financial examination by the CDOI was completed in 2002 and covered the five-year period ended December 31, 2000. The examination produced no significant findings regarding the Company.

       The National Association of Insurance Commissioners (the "NAIC") has prescribed risk-based capital ("RBC") rules and other financial ratios for life insurance companies. The calculations set forth in these rules, which are used by regulators to assess the sufficiency of an insurer's capital, measure the risk characteristics of an insurer's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. The application of the RBC levels contained within the rules is a regulatory tool, which may indicate the need for possible corrective action with respect to an insurer, and is not intended as a means to rank insurers generally.

       Based on their December 31, 2004, statutory financial reports, the Company and its insurance subsidiaries have risk-based capital well in excess of that required by their regulators.

       The NAIC has also adopted the Codification of Statutory Accounting Principles (the "Codification"). Codification was intended to standardize accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The CDOI requires, with certain modifications, statutory financial statements to be prepared under the provisions of the Codification.

       2.Insurance Holding Company Regulations

       The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in the applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates, including the payment of dividends. They also regulate changes in control of an insurance company.

       3.Securities Laws

       The Company is subject to various levels of regulation under federal securities laws. The Company's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. The SEC regulates the Company's investment adviser subsidiaries and its transfer agent subsidiary. Certain of the Company's separate accounts supporting its variable insurance and annuity products, as well its mutual fund subsidiaries, are registered under the Investment Company Act of 1940 while the securities they issue are registered under the Securities Act of 1933.

       4.Guaranty Funds

       Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve of $1.1 million as of December 31, 2004 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments of $1.6 million at December 31, 2004.

       5.Potential Legislation

       United States federal and state legislative and regulatory developments could significantly and adversely affect the Company's health and retirement services business. Congress continues to consider changes to various aspects of retirement plans and health care coverage.

       It is impossible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.     RATINGS

       The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. On July 10, 2003, Lifeco announced that it had closed its transaction to acquire the common shares of CLFC. As a result of the closing, several of the rating agencies changed their ratings of Lifeco and certain of its subsidiaries, such as the Company. A.M. Best Company, Inc., Moody's Investors Service and Standard & Poor's Ratings Services lowered the financial strength rating of the Company by one rating notch. The Company's financial strength ratings as of the date of this filing are as follows:


                    Rating Agency                              Measurement                     Current Rating
         -------------------------------------    --------------------------------------    ----------------------
         A.M. Best Company, Inc.                  Financial strength, operating                     A+ (1)
                                                  performance and
                                                  business profile

         Fitch Ratings                            Financial strength                               AA+ (2)

         Moody's Investors Service                Financial strength                               Aa3 (3)

         Standard & Poor's Ratings Services       Financial strength                                AA (4)

         (1) Superior (highest category out of ten categories).
         (2) Very Strong (second highest category out of eight categories).
         (3) Excellent(second highest category out of nine categories).
         (4) Very Strong (second highest category out of nine categories).

H.     MISCELLANEOUS

       No customer accounted for 10% or more of the Company's consolidated revenues in 2004, 2003 or 2002. In addition, no segment of the Company's business is dependent on a single customer or a few customers, the loss of which would have a significant effect on it or either of its business segment's operations. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or either of its business segments.

       The Company had approximately 6,200 employees at December 31, 2004.

ITEM 2.    PROPERTIES

       The corporate office of the Company consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company owns its corporate office facilities. The Company leases sales and claims processing offices throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of 2004.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.     EQUITY SECURITY HOLDERS AND MARKET INFORMATION

       There is no established public trading market for the Company's common equity. GWL&A Financial is the sole shareholder of the Company's common equity securities.

B.     DIVIDENDS

       In the two most recent fiscal years, the Company has paid quarterly dividends on its common shares. Dividends on common stock totaled $163.2 million and $75.7 million in the years ended December 31, 2004 and 2003, respectively.

       Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as of the preceding December 31; or (ii) the Company's statutory net gain, not including realized capital gains, for the twelve-month period ending December 31 next preceding not including pro rata distributions of the Company's own securities.

ITEM 6.    SELECTED FINANCIAL DATA

       The following is a summary of certain consolidated financial information for the Company. This summary has been derived in part from, and should be read in conjunction with, the Company's audited consolidated financial statements for the years indicated and Item 1, Part B, regarding the acquisition of CLICA and CLINY and the reinsurance agreement with CLAC.
       Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs and valuation of privately placed fixed maturities. Actual results could differ from those estimates.


                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------
         (In millions)                         2004           2003           2002            2001           2000
         -------------                      -----------    -----------    ------------    -----------    -----------
         Income Statement Data
         ---------------------
         Premium income                  $        573   $      2,253   $      1,120    $      1,203   $      1,332
         Fee income                               916            840            884             947            872
         Net investment income                  1,033            988            919             935            925
         Net realized investment
            gains                                  58             40             42              47             28
                                            -----------    -----------    ------------    -----------    -----------
            Total revenue                       2,580          4,121          2,965           3,132          3,157
                                            -----------    -----------    ------------    -----------    -----------
         Policyholder benefits                  1,136          2,684          1,593           1,696          1,746
         Operating expenses                       968            965            958           1,021          1,018
                                            -----------    -----------    ------------    -----------    -----------
            Total benefits and
              expenses excluding
              special charges                   2,104          3,649          2,551           2,717          2,764
                                            -----------    -----------    ------------    -----------    -----------
         Income from operations
           excluding special
           charges                                476            472            414             415            393
         Income tax expense                       150            154            130             141            134
                                            -----------    -----------    ------------    -----------    -----------
            Net income before
              special charges                     326            318            284             274            259
         Special charges, net                                                                    81
                                            -----------    -----------    ------------    -----------    -----------
            Net income                   $        326   $        318   $        284    $        193   $        259
                                            ===========    ===========    ============    ===========    ===========



                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------
         (In millions)                           2004           2003           2002            2001           2000
         -------------                      -----------    -----------    ------------    -----------    -----------
         Deposits for investment-
           type contracts                $        711   $        676   $        691    $        627   $        835
         Deposits to separate
           accounts                             1,979          2,217          2,461           3,240          3,105
         Self-funded premium
           equivalents                          4,706          4,674          5,228           5,721          5,181


         (In millions)                                              Year Ended December 31,
         -------------                      ------------------------------------------------------------------------
         Balance Sheet Data                    2004           2003           2002            2001           2000
         -------------------------------    -----------    -----------    ------------    -----------    -----------
         Investment assets               $     19,653   $     19,700   $     14,556    $     14,240   $     13,689
         Separate account assets               14,155         13,175         11,338          12,585         12,381
         Total assets                          37,041         36,610         27,656          28,818         27,897
         Total policy benefit
            liabilities                        18,942         19,703         13,007          12,931         12,825
         Due to The Great-West
           Life Assurance
           Company                                 27             31             34              42             43
         Due to GWL&A
           Financial Inc.                         194            176            171             215            171
         Total shareholder's
           equity                               2,044          1,887          1,664           1,470          1,427


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expected," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors. Readers are also directed to consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the SEC. This discussion should be read in conjunction with the Company's consolidated financial statements included in Item 8.

       Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2004 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

A.     EXECUTIVE SUMMARY

       The Company and its subsidiaries are providers of insurance and other financial service products to a large spectrum of individual, corporate, institutional and governmental customers. The Company offers life insurance and annuities to individuals, while corporations and other institutions are offered group life and health insurance, retirement and savings products and services.

       The Company is organized into two business segments: Great-West Healthcare and Financial Services. There is no legal separation of the two segments. To separately assess and reflect the financial performance of the two segments, the Company has allocated all of its assets, liabilities and earnings between them. The segments are accounted for and analyzed as if they were separate entities. For this purpose, corporate and other overhead expenses are allocated between the two segments.

       In assessing the performance of the Great-West Healthcare segment, management considers its profitability and the level of membership (number of individuals covered under health contracts with employers) to be its primary points of focus. Increased membership is expected to improve the Company's ability to obtain health care provider network discounts, which will enable it to enhance pricing competitiveness and earnings.

       In the highly competitive health care marketplace, employers often regularly seek competitive bids to obtain better pricing as well as varied product choices to meet their employees' differing needs. In many cases, it is more cost effective and efficient for an employer to contract with a carrier that offers multiple product lines and centralized administration. The Great-West Healthcare segment continues to focus on its consumer driven product portfolio in addition to improving programs that benefit members and deliver cost savings to employers.

       During 2005, the Company plans to continue to introduce innovative products, increase health care membership to obtain better provider network discounts, improve retention and increase its customer and partnership base. A new advertising campaign, "New Ideas From the Frontier of Health Care," is underway.

       In assessing the performance of the Financial Services segment, management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary points of focus. The life insurance, savings and investments marketplace is also highly competitive. Competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations.

       During 2004, the integration of the United States business blocks of Canada Life with those of the Company was successfully completed. The following support activities have been centralized at the Company's headquarters in Greenwood Village: asset/liability management; accounting services; financial reporting; human resources; investment operations; information systems; legal and actuarial services. Significant synergies and economies of scale have been realized and will continue to be realized.

       At the close of 2004, qualitative research was completed by the Individual Markets area to help formulate plans for new product development and to begin laying the groundwork for electronic signatures on applications for online prospects. A pilot program for electronic signatures is scheduled for implementation in 2005, under which customers may execute applications and other documents using their computer, without the need for a manual signature.

B.     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

       The critical accounting policies described below are those that the Company believes are important to the portrayal of its financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include policy reserves, allowances for credit losses, deferred policy acquisition costs and valuation of privately placed fixed maturities.

       Policy Reserves

       Life Insurance and Annuity Reserves - The Company's liability for contract and policy benefits is the largest liability included in its consolidated balance sheets. They represented 54.1% and 56.7% of total liabilities at December 31, 2004 and 2003, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder's account value.

       Reinsurance - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are carried as reinsurance receivable on the Company's consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $3.5 million of coverage per individual life.

       Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on the Company's prior experience.

       Allowance For Credit Losses

       The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on amounts receivable related to uninsured accident and health plan claims paid on behalf of policyholders, premiums in course of collection and to absorb credit losses on its impaired mortgage loans. Management's judgment is based on past loss experience and current and projected economic conditions and, as relates to mortgages, extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral. Because receivables from policyholders are not subject to concentration in individual companies, general economic trends and the Company's operating practices can impact the adequacy of allowances for such receivables. Individual mortgage and related collateral characteristics have a more pronounced impact on the ultimate adequacy of the allowance for mortgage loans.

       Deferred Policy Acquisition Costs

       Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. Deferred costs associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses, and policyholder retention. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.

       Valuation Of Privately Placed Fixed Maturities

       A large portion of the Company's invested assets is stated at fair value in its consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 39% of the Company's fixed maturity investments at December 31, 2004 are valued using these type estimates.

       To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

C.     COMPANY RESULTS OF OPERATIONS

       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       Consolidated Results

       Net Income

       The Company's consolidated net income increased $8 million or 2.5% to $326 million for the year ended December 31, 2004 from $318 million in 2003. The net income increase reflects a $32 million increase from the Financial Services segment, partially offset by a decrease of $24 million from the Great-West Healthcare segment. The Great-West Healthcare segment experienced a combination of weaker morbidity results primarily from lower customer deficit recoveries and a decrease in premium income, partially offset by an increase in fee income. The Financial Services segment increase reflected higher fee income and improved margins on invested assets. In addition, the Financial Services segment included the results of CLFC businesses for twelve months in the year ended December 31, 2004, compared with less than six months in 2003.

       Revenues

       In the year ended December 31, 2004, total revenues decreased $1.5 billion or 37.4% to $2.6 billion when compared to the year ended December 31, 2003. The decrease in revenues in 2004 was primarily the result of the effect of the one-time increase of $1,427 million to premium revenue in 2003 related to the CLAC Indemnity Reinsurance Agreement. Also, the group life and health portion of this reinsurance agreement was recaptured by CLAC on February 29, 2004, as previously discussed. The Company recorded an income statement impact of $256 million of negative premium income and change in reserves associated with these policies.

       Fee income is derived from the management of separate account assets, the administration of group health administrative services only business and third party administration fees. Fee income in 2004 was comprised of Great-West Healthcare fee income and Financial Services fee income of $649 million and $267 million, increases of 6.9% and 14.5%, respectively, when compared to 2003. Administrative fees also include the impact of increased pharmacy benefit management revenue due to higher utilization combined with favorable contract amendments.

       Net investment income increased by $45 million to $1,033 million during the year ended December 31, 2004 when compared to 2003. The increase was primarily the result of the inclusion of CLFC's business for twelve months for the year ended December 31, 2004 compared with less than six months in 2003. This increase was partially offset by generally lower interest rates and the impact of the change in the embedded derivative on CLFC funds withheld which decreased investment income by $27.4 million in 2004 compared to 2003.

       Benefits

       Benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments. Total benefits decreased $1.5 billion or 57.7% in the year ended December 31, 2004 when compared to 2003. The decrease was primarily attributed to the one-time adjustment increasing benefit reserves in 2003 associated with the CLAC Indemnity Reinsurance Agreement, and its subsequent group life and health recapture on February 29, 2004, as mentioned above.

       Expenses

       Operating expenses include general and administrative expenses, commissions and premium taxes. Total operating expenses remained stable, increasing $3.0 million to $968 million in the year ended December 31, 2004 when compared to 2003.

       Income tax expense decreased $4 million or 2.6% in the year ended December 31, 2004 when compared to 2003. This decrease was primarily due to the decrease in the Company's 2004 effective tax rate, from 32.6% to 31.5% in the years ended December 31, 2003 and 2004, respectively, which resulted primarily from tax credits realized from investments in low income housing assets.

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

       Deposits for investment-type contracts increased $35 million or 5.2% in the year ended December 31, 2004 when compared to 2003. The increase was primarily attributable to a net increase in participant accounts in the retirement products area in 2004.

       Deposits for separate accounts decreased $238 million or 10.7% in the year ended December 31, 2004 when compared to 2003. This decrease is primarily due to a combination of decreased sales of institutional annuity and insurance products partially offset by significant increases in the sales of the BOLI product line.

       Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

       Self-funded premium equivalents increased $32 million or 0.7% in the year ended December 31, 2004 when compared to 2003. This increase was primarily due to an overall increase in membership during 2004.

       Other

       The Company's Great-West Healthcare segment entered into a reinsurance agreement during the third quarter of 2003 with Allianz to cede 75% in 2004 and 90% in 2003 of direct written group health stop-loss and excess-loss business. This Allianz agreement was retroactive to January 1, 2003.

       Year ended December 31, 2003 compared with the year ended December 31,
       2002

       Consolidated Results

       Net Income

       The Company's consolidated net income increased $34 million or 12% to $318 million for the year ended December 31, 2003 from $284 million in 2002. The net income increase reflects a $10 million increase as a result of the Canada Life acquisition in July 2003, a $34 million increase in the Great-West Healthcare segment excluding the CLAC reinsurance activity, and a $10 million decrease in the Financial Services segment excluding the impact of the CLAC reinsurance activity.

       Revenues

       In 2003, total revenues increased $1.2 billion or 39% to $4.1 billion when compared to 2002. The increase in revenues in 2003 was comprised of increased premium income of $1.1 billion and increased net investment income of $69 million, offset by decreased fee income of $43 million and decreased net realized gains on investments of $2 million.

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

       Expenses

       Total expenses increased $7.5 million or 0.8% in 2003 when compared to 2002 primarily due to a $69.1 million increase related to the Canada Life acquisition, offset by a $62.6 million decrease in the Great-West Healthcare segment, excluding the Canada Life activity, due to process efficiencies and a decrease in medical membership.

       Income tax expense increased $23.4 million or 18.0% in 2003 when compared to 2002. This increase was primarily due to the increase in net income from operations. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to a reduction in a tax contingency and certain investment income not being subject to federal income tax.

       Deposits for Investment-Type Contracts, Deposits to Separate Accounts and Self-Funded Equivalents

       Deposits for investment-type contracts were relatively unchanged in 2003 when compared to 2002.

       Deposits for separate accounts decreased $244.1 million or 10% in 2003 when compared to 2002. This decrease in 2003 is primarily due to a combination of decreased sales of the BOLI product and the net decrease in contributions in the group retirement services market.

       Self-funded premium equivalents decreased $554.6 million or 11% in 2003 when compared to 2002. This decrease was due to improved morbidity as well as the decrease in medical membership.

       Other

       The Company's Great-West Healthcare segment entered into a reinsurance agreement during the third quarter of 2003 with Allianz to cede 90% of direct written group health stop-loss and excess loss business. This Allianz agreement was retroactive to January 1, 2003. The net cost of the Allianz agreement was charged to the Financial Services division as part of the Canada Life integration.

D.     GREAT-WEST HEALTHCARE RESULTS OF OPERATIONS

       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       The following is a summary of certain financial data of the Great-West Healthcare segment:

T
         (In millions)                                          Year Ended December 31,
         -------------
         Income Statement Data                                  2004                2003             Percent Change
         -------------------------------------            -----------------   -----------------    --------------------
         Premiums                                      $         262        $        838                  (68.7%)
         Fee income                                              649                 607                    6.9%
         Net investment income                                    47                  72                  (34.7%)
         Net realized investment gains                            15                  11                   36.4%
                                                          -----------------   -----------------    --------------------
            Total revenue                                        973               1,528                  (36.3%)
                                                          -----------------   -----------------    --------------------
         Policyholder benefits                                    68                 568                  (88.0%)
         Operating expenses                                      681                 699                   (2.6%)
                                                          -----------------   -----------------    --------------------
            Total benefits and expenses                          749               1,267                  (40.9%)
                                                          -----------------   -----------------    --------------------
         Income from operations                                  224                 261                  (14.2%)
         Income tax expense                                       75                  88                  (14.8%)
                                                          -----------------   -----------------    --------------------
            Net income                                 $         149        $        173                  (13.9%)
                                                          =================   =================    ====================

         Self-funded premium equivalents               $       4,706        $      4,674                    0.7%

       The Great-West Healthcare segment net income decreased $24 million or 13.9% to $149 million for the year ended December 31, 2004 from $173 million in 2003. The decrease was primarily due to lower premium income and weaker morbidity results in the Select and Mid-Market market segments.

       Excluding premium and fee income associated with the CLAC reinsurance and the Allianz reinsurance, premium and fee income decreased $5.4 million or 0.4% in 2004 when compared to 2003. The decrease is primarily due to lower membership levels during the first few months of 2004. The decreases in early 2004 were offset by increased sales and membership later in the year. Additionally, this decrease was partially offset by increased revenues associated with the pharmacy benefit management contract, which resulted from greater utilization and certain favorable contract amendments during 2004.

       The Great-West Healthcare segment net investment income decreased by $25 million to $47 million for the year ended December 31, 2004 when compared to 2003. The decrease is attributed to a reduction in the net earned rate on investments from 6.23% in 2003 to 5.37% in 2004 and the reduction in investment assets associated with the recapture of the CLAC group life and health business.

       Self-funded premium equivalents increased $32 million or 0.7% to $4,706 million in 2004 when compared to 2003 as a result of increased membership.

       Excluding benefits and expenses associated with the CLAC reinsurance and the Allianz reinsurance, total benefits and expenses increased $15.7 million or 1.2% to $1,305 million in 2004 when compared to 2003. Increased utilization, higher medical costs, accelerated claims payments and lower customer deficit recoveries have contributed to higher health claims. In addition, there were higher commissions on increased sales and program amendments.

       Excluding customers associated with Canada Life, the Great-West Healthcare segment experienced a net increase of 3.8% or 186 group health care customers (employer groups) during 2004. There was an 8.9% increase in total health care membership from 1.856 million at the end of 2003 to
       2.021 million at year-end 2004. Point of service ("POS") and HMO members decreased 6.5% from approximately 244,000 at December 31, 2003 to approximately 228,000 at December 31, 2004.

       The overall increase in membership is primarily the result of improved persistency, increased sales productivity and an enhanced product portfolio. The persistency increase from 74.1% at December 31, 2003 to 82.2% at December 31, 2004 is the result of more competitive pricing of renewals and increased service efforts.

       Year ended December 31, 2003 compared with the year ended December 31,
       2002

       The following is a summary of certain financial data of the Great-West Healthcare segment:


         (In millions)                                          Year Ended December 31,
         -------------
         Income Statement Data                                  2003                2002             Percent Change
         ---------------------------------------------    -----------------   -----------------    --------------------
         Premiums                                      $         838        $        960                  (12.7%)
         Fee income                                              607                 660                   (8.0%)
         Net investment income                                    72                  68                    5.9%
         Net realized investment gains                            11                   9                   22.2%
                                                          -----------------   -----------------    --------------------
            Total revenue                                      1,528               1,697                  (10.0%)
                                                          -----------------   -----------------    --------------------
         Policyholder benefits                                   568                 762                  (25.5%)
         Operating expenses                                      699                 732                   (4.5%)
                                                          -----------------   -----------------    --------------------
            Total benefits and expenses                        1,267               1,494                  (15.2%)
                                                          -----------------   -----------------    --------------------
         Income from operations                                  261                 203                   28.6%
         Income tax expense                                       88                  67                   31.3%
                                                          -----------------   -----------------    --------------------
            Net income                                 $         173        $        136                   27.2%
                                                          =================   =================    ====================

         Self-funded premium equivalents               $       4,674        $      5,228                  (10.6%)

       The Great-West Healthcare segment net income increased $37 million or 27% to $173 million for the year ended December 31, 2003 from $136 million in 2002. The increase was primarily due to improved aggregate and specific stop-loss morbidity. The CLAC reinsurance agreement contributed $3 million to net income in 2003.

       Excluding premium and fee income associated with the CLAC reinsurance and the Allianz reinsurance, premium and fee income decreased $149 million or 9% in 2003 when compared to 2002. The decreases are primarily due to lower membership levels associated with lower case sales offset by an increase in revenue resulting from pricing actions taken during 2002 and 2003.

       Excluding total benefits and expenses associated with the CLAC reinsurance and the Allianz reinsurance, total benefits and expenses decreased $206 million or 14% in 2003 when compared to 2002. While increased utilization and higher medical costs increased benefits on in-force cases, the decrease in overall membership, combined with pricing actions taken in 2002, resulted in a reduction of benefits.

       Self-funded premium equivalents decreased $554.6 million or 11% in 2003 when compared to 2002. This decrease was due to improved morbidity experience as well as the decrease in medical membership.

       The Company recorded $18.5 million ($12.0 million, net of tax) of restructuring costs during 2002 related to the costs associated with the consolidation of benefit payment offices and sales offices throughout the United States. The charges relate to severance of $4.3 million, disposal of furniture and equipment of $4.9 million, and termination of leasing agreements of $9.3 million.

       Excluding customers associated with Canada Life, the Great-West Healthcare segment experienced a net decrease of 959 group health care customers (employer groups) during 2003. There was a 15% decrease in total health care membership from 2.2 million at the end of 2002 to 1.9 million at year-end 2003. POS and HMO members decreased 29.7% from approximately 346,900 in 2002 to approximately 244,000 in 2003.

       Much of the health care decline in 2003 and 2002 can be attributed to terminations resulting from aggressive pricing related to target margins, as well as a decrease in the employee base for existing group health care customers and the general decline in the economy.

       Outlook

       The Company recognizes that the health care marketplace continues to change. An enhanced product portfolio, increased sales productivity and improved case persistency has helped drive membership growth during 2004 despite this changing environment.

       The Company continues to reduce its focus on its HMO products in most markets. Great-West Healthcare Consumer AdvantageSM, a consumer-driven tiered benefits product that was introduced during 2003, has proven to be successful. This first-to-market consumer-driven PPO provides employers with a more affordable option than a traditional plan design and engages employees in health care decisions. The new plan distinguishes between three basic tiers of services: preventive care services; catastrophic services and routine or scheduled services, with different coverage levels for each tier.

       Also strengthening the Company's consumer-driven product portfolio is the development of a Health Savings Account ("HSA") for employer-sponsored health plans. This new offering pairs a high-deductible health plan administered by Great-West Healthcare with an HSA administered by an outside third party. These innovative product offerings are critical to the continued success of this business. The Company will continue to explore further innovations in the consumer-driven product area.

       The Great-West Healthcare segment continues to focus on programs that benefit members and deliver savings to employers. By expanding the out of network coverage program, members were offered discounts on services from thousands of additional providers outside the proprietary network. The expanded partnership with Express Scripts, Inc. for pharmacy benefit management will enhance pricing and increase pharmaceutical options in 2005.

       Efforts surrounding provider re-contracting and additional disease management programs will continue to enhance the Company's medical cost and market positions. These efforts are key elements in controlling health care costs for clients and members. The Company's disease management programs focus on asthma, cancer, diabetes, emphysema, heart disease and premature births. These programs benefit employers and members by reducing hospitalization costs, employee absences and increasing productivity. To further enhance the disease management programs and increase participation, Great-West Healthcare contracted with CorSolutions, Inc. ("CorSolutions"), the nation's leading provider of health intelligence solutions. CorSolutions assists with data analysis, risk assessment and predictive modeling for client groups and provides an interactive health and wellness website for members. This service is expected to provide additional growth and revenue in the coming year.

       Great-West Healthcare is also expanding its specialty-risk market group. In this market, selected third party administrators sell the Company's stop-loss service and offer their clients access to the Company's provider network and medical management services. In 2004, Great-West Healthcare entered into such an arrangement with Acordia National, one of the nation's largest third party administrators. Great-West Healthcare continues to explore alternative distribution and delivery channels to enhance growth.


E.     FINANCIAL SERVICES RESULTS OF OPERATIONS

       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       The following is a summary of certain financial data of the Financial Services segment:


         (In millions)                                          Year Ended December 31,
         -------------
         Income Statement Data                                 2004                 2003             Percent Change
         ---------------------------------------------    ----------------    -----------------    --------------------
         Premiums                                      $         311       $       1,415                  (78.0%)
         Fee income                                              267                 233                   14.6%
         Net investment income                                   987                 916                    7.8%
         Net realized investment gains                            43                  29                   48.3%
                                                          ----------------    -----------------    --------------------
            Total revenue                                      1,608               2,593                  (38.0%)
                                                          ----------------    -----------------    --------------------
         Policyholder benefits                                 1,067               2,116                  (49.6%)
         Operating expenses                                      288                 267                    7.9%
                                                          ----------------    -----------------    --------------------
            Total benefits and expenses                        1,355               2,383                  (43.1%)
                                                          ----------------    -----------------    --------------------
         Income from operations                                  253                 210                   20.5%
         Income tax expense                                       76                  65                   16.9%
                                                          ----------------    -----------------    --------------------
            Net income                                 $         177       $         145                   22.1%
                                                          ================    =================    ====================

         Deposits for investment-type
            contracts                                  $         711       $         676                    5.2%
         Deposits to separate accounts                         1,979               2,217                  (10.7%)


       Effective July 10, 2003, the Company acquired CLICA and CLINY. The results of operations for the life insurance and annuity business of these subsidiaries have been included in the results of the Financial Services segment for the year ended December 31, 2004 and the period from July 10 through December 31, 2003. In addition, under the terms of the Indemnity Reinsurance Agreement, as previously discussed, the results of operations of certain life insurance and annuity business of the United States branch of CLAC were included in the results of the Financial Services segment for twelve months and four months for the years ended December 31, 2004 and 2003, respectively. Under the terms of this reinsurance agreement, on August 31, 2003, the Financial Services segment recorded a one-time increase in premiums and reserves in the amount of $1,174 million.

       The Financial Services segment net income increased $32 million or 22.1% to $177 million for the year ended December 31, 2004 from $145 million in 2003. The increase in this segment's earnings was the result of a combination of the inclusion of Canada Life in the Individual Markets line of business for the full twelve months of 2004 and higher fee income and improved investment margins on invested assets transferred from variable rate to fixed rate products within Great-West Retirement Services.

       Total premiums, including deposits to investment-type contracts and deposits to separate accounts, but excluding the one-time CLAC adjustment of $1,174, mentioned above, decreased $133 million or 4.2% in 2004. Premiums and deposits decreased $38 million in the Individual Markets area where the Company has experienced negligible sales of the institutional annuity and insurance product in 2004. The remaining difference was due to lower cash flows in 2004 on the variable annuity products driven by lower single premium deposits or rollovers in the Great-West Retirement Services area from new plans.

       Variable fee income fluctuates with changes in the United States equities markets as these fees are typically assessed on account balances. Variable fee income is also affected by fluctuations in the participant account balances associated with cash flows to and from the separate accounts, participation in plans and with the types of services offered. Fixed fees, expense recoveries on annuities and insurance products also fluctuate with changes in the participant or policyholder account balances due to cash flows, participation and services. Fees from third-party administration and record keeping services fluctuate with the number of participants and with services provided.

       Fee income in 2004 increased $34 million or 14.6%. Fee income represents a combination of variable fee income from separate accounts, fee income charged on fixed investment options for mortality and expense risks and/or administrative services, as well as fees for third-party administrative and record keeping services to financial institutions and employer-sponsored retirement plans.

       Great-West Retirement Services participant accounts, including third-party administration and institutional accounts, increased 9.9% in 2004 from 2.274 million at December 31, 2003 to 2.498 million at December 31, 2004.

       During 2004, net investment income increased $71 million or 7.7% from 2003. This increase is due to the inclusion of Canada Life activity for twelve months in 2004 compared to less than six months in 2003, partially offset by a drop in the interest earned rate on investments from 6.23% in 2003 to 5.37% in 2004. Offsetting this decrease's impact on net income was a corresponding decrease in the interest rate credited on policyholder general account products.

       On fixed products or general account products, earnings are generated from the difference between the net investment income earned on investments and the amount credited to policyholders' or participants' accounts. This difference is referred to as the "interest margins" or "margins" on fixed assets.

       The amount of fixed annuity products in force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the annuity balances in the separate accounts:


                                                                                 Retirement                Individual
                                                                                  Services                  Markets
                       (In millions)                   General Account            Separate                  Separate
                   Year ended December 31,             Annuity Reserves           Accounts                  Accounts
              ----------------------------------     ---------------------    --------------------     --------------------
                            2000                 $           4,738         $         10,753        $             950
                            2001                             4,687                   10,277                      945
                            2002                             4,612                    8,859                      808
                            2003                             7,124                   10,289                    1,244
                            2004                             7,099                   11,152                    1,237


       Total policyholder benefits increased $125 million or 13.3% during 2004 excluding the one-time CLAC adjustment of $1,174 million, mentioned above. The increase is primarily due to the inclusion of Canada Life activity for twelve months in 2004 compared to less than six months in 2003. Total policyholder benefits represent benefits on insurance and annuity products, interest paid or credited to policyholder and participant accounts, dividends paid, and change in actuarial reserves.

       Total policyholder benefits fluctuate with the amount of interest credited to policyholder or participant account balances from differences between charges for mortality and actual death claims and from fluctuations in premiums and cash flows to and from general account products.

       At December 31, 2004 and 2003, the Company had $9.5 billion and $8.9 billion, respectively, of policy reserves on individual insurance on the consolidated balance sheets. The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:


                                                                     As of December 31,
                                         ---------------------------------------------------------------------------
                  (In millions)             2004            2003            2002            2001           2000
                  -------------          -----------     -----------     -----------     -----------    ------------
                  Life insurance
                     in force         $    65,027    $     67,645    $     50,605    $     50,769    $    46,631

       Year ended December 31, 2003 compared with the year ended December 31,
       2002

       The following is a summary of certain financial data of the Financial Services segment:


         (In millions)                                          Year Ended December 31,
         -------------
         Income Statement Data                                  2003                2002             Percent Change
         ---------------------------------------------    -----------------   -----------------    --------------------
         Premiums                                      $        1,415       $         160                  784.4%
         Fee income                                               233                 223                    4.5%
         Net investment income                                    916                 851                    7.6%
         Net realized investment gains                             29                  33                  (12.1%)
                                                          -----------------   -----------------    --------------------
         Total revenues                                         2,593               1,267                  104.7%
                                                          -----------------   -----------------    --------------------
         Policyholder benefits                                  2,116                 831                  154.6%
         Operating expenses                                       267                 225                   18.7%
                                                          -----------------   -----------------    --------------------
         Total benefits and expenses                            2,383               1,056                  125.7%
                                                          -----------------   -----------------    --------------------
         Income from operations                                   210                 211                   (0.1%)
         Income tax expense                                        65                  63                    3.2%
                                                          -----------------   -----------------    --------------------
         Net income                                    $          145       $         148                   (2.0%)
                                                          =================   =================    ====================


         Deposits for investment-type contracts
                                                       $         676       $         691                   (2.2)%
         Deposits to separate accounts                         2,217               2,461                   (9.9)%

       The Financial Services segment net income decreased $3 million or 2% to $145 million for the year ended December 31, 2003 from $148 million in 2002. The results of operations for the life insurance and annuity business of CLINY and CLICA have been included in the Income Statement Data above for the period since their acquisition, July 10, 2003. The life insurance and annuity reinsurance transactions related to the CLAC reinsurance agreement effective August 31, 2003, have also been included in the above Income Statement Data.

       Net income for the Financial Services segment (excluding the Canada Life activity discussed above) decreased $10 million or 7% from 2002. The decrease was primarily related to a decrease in interest margins on fixed or general account products (see discussion below) and poor mortality (death benefits exceed actuarial reserves released) experienced on the individual insurance lines in 2003.

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

       Fee income in 2003 increased $6.5 million or 2.9%, excluding the Canada Life activity discussed above. Fee income represents a combination of variable fee income from separate accounts, fee income charged on fixed investment options for mortality and expense risks and/or administrative services, as well as fees for third-party administrative and recordkeeping services to financial institutions and employer-sponsored retirement plans.

       Great-West Retirement Services participant accounts, including third-party administration and institutional accounts, increased 5% in 2003 from 2.16 million at December 31, 2002 to 2.27 million at December 31, 2003. Although the area experienced a decrease of 117,000 participant accounts from one large case termination in the first quarter of 2003, this was offset by growth from sales and increased participation in existing case sales during 2003.

       The term life insurance product marketed through banks and other financial institutions experienced significant growth over the past several years. Policies in force totaled 116,739 and 74,080 in the years ended 2003 and 2002, respectively. Although the sales of term life insurance were improved in 2003 and 2002, the premiums on these policies are smaller and, therefore, were not a significant offset to the large decrease in BOLI premiums.

       During 2003, net investment income and realized gains excluding the impact of the Canada Life activity decreased $85 million or 10% from 2002. This decrease represented a drop in the net earned rate on investments from 6.79% in 2002 to 6.23% in 2003. Offsetting this decrease's impact on net income was a corresponding decrease in the interest rate credited on policyholder general account products.

       The amount of fixed annuity products in force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the balances in the separate accounts:



                 (In millions)                                       Retirement               Individual
                 -------------                                       Services                   Markets
                  Year ended             General Account             Separate                  Separate
                 December 31,           Annuity Reserves             Accounts                  Accounts
              --------------------    ----------------------    --------------------     --------------------
                     1999          $          4,969          $         11,425        $             843
                     2000                     4,738                    10,753                      950
                     2001                     4,687                    10,277                      945
                     2002                     4,612                     8,859                      808
                     2003                     7,124                    10,289                    1,244


       Policyholder benefits decreased $51 million or 6% during 2003 excluding the impact of the Canada Life activity. The decrease is due to fluctuations in the amount of interest credited to policyholders or participant account balances, from the difference between charges for mortality and actual death claims and from fluctuations in premiums and cash flows to and from general account products.

       At December 31, 2003 and 2002, the Company had $8.9 billion and $7.1 billion, respectively, of policy reserves on individual insurance on the balance sheet. The following table summarizes individual life insurance in force prior to reinsurance ceded for the years indicated:

                                                                     As of December 31,
                                         ---------------------------------------------------------------------------
                  (In millions)             2003            2002            2001            2000            1999
                  ---------------        -----------     -----------     -----------     -----------     -----------
                  Life insurance
                     in force         $    67,645    $     50,605    $     50,769    $     46,631    $     43,831


       Excluding the impact of the Canada Life activity, operating expenses increased $1 million in 2003. The division created expense synergies by focusing on overall effective expense management and by consolidating similar operational functions (the 401(k) and Public/Non-Profit retirement services areas) under common management.

       Outlook

       The Financial Services segment continues to enhance its relationships with key consultants and to develop new marketing materials to communicate its proprietary strengths and expertise.

       During 2005, the Individual Markets line of business plans to continue to focus on core strengths, increasing the number of placed policies, improving retention and increasing its partnership base. Plans are also underway to introduce new market driven products and value added service enhancements to existing partners. The legislative environment has stabilized considerably and the economic outlook appears to be improving.

       In the Great-West Retirement Services line of business, solid partnerships with government plan sponsors helped to maintain its position as the largest provider of services to state defined contribution plans, with fourteen of fifty state clients as well as the government of Guam. During 2004, Great-West Retirement Services introduced the first phase of an enhanced field service model. This strategy offers a proactive, measurable approach to increasing participation among existing clients, providing education, encouraging appropriate asset allocation and meeting the information needs of participants. This initiative should enable the Company to continue its penetration of its existing client base in 2005, while continuing to seek out new opportunities in this highly competitive market place.

       In 2004, Great-West Retirement Services completed its integration of the operations of Emjay Corporation ("Emjay"). This acquisition was made by the Company in late 2003 and will create additional infrastructure to support the growth experienced in the Great-West Retirement Services business line. Several key partnerships were established in 2004, including with Fifth Third Bank. In 2004, the 401(k) marketing group developed a new product in conjunction with another leading provider of defined contribution services, designed for employers with $5 million to $50 million in plan assets. The product bundles investment options, administration, education and recordkeeping services.

       At the end of 2004, the Company announced the acquisition of Metavante 401(k) Services, Inc. by Emjay, effective January 1, 2005. Metavante 401(k) Services, Inc. has been renamed EMJAY Retirement Plan Services, Inc. The acquisition has added 3,000 plan sponsors in the small and mid-market area to the Great-West Retirement Services block of business.

       In late 2004, Advised Assets Group, LLC ("AAG"), the Company's registered investment advisory subsidiary, introduced Reality Investing, a program that expands AAG's participant level advice tool into a suite of investment advisory services. Reality Investing provides access to a range of advice services including professional account management at the participant level. AAG partnered with Ibbotson Associates, an industry leader in asset allocation and investment analytics, to develop the new advice and managed account services.

F.     INVESTMENT OPERATIONS

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

       A summary of the Company's general account invested assets follows:


                                                                                          December 31,
                                                                              --------------------------------------
         (In millions)                                                              2004                 2003
         ----------------------------------------------------------------     -----------------    -----------------
         Fixed maturities, available-for-sale, at fair value              $         13,215      $        13,137
         Equity investments, at fair value                                             637                  428
         Mortgage loans on real estate                                               1,544                1,894
         Short-term investments, available-for-sale                                    709                  852
         Policy loans                                                                3,548                3,389
                                                                              -----------------    -----------------
               Total invested assets                                      $         19,653      $        19,700
                                                                              =================    =================

       1.Fixed Maturities

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

       At December 31, 2004, the Company had 29 bonds in default representing a carrying value of $33.4 million (0.3% of the total fixed maturity investment portfolio), compared to 19 bonds representing $18.4 million (0.1% of the total fixed maturity investment portfolio) at December 31, 2003.

       The distribution of the fixed maturity portfolio by credit rating is summarized as follows:


                                                                                          December 31,
                                                                              --------------------------------------
                                    Credit Rating                                   2004                 2003
              -----------------------------------------------------------     -----------------    ------------------
              AAA                                                                   56.9%                54.3%
              AA                                                                     8.2                  8.7
              A                                                                     15.6                 16.0
              BBB                                                                   16.7                 18.4
              BB and below (non-investment grade)                                    2.6                  2.6
                                                                              -----------------    -----------------
                    Total                                                          100.0%               100.0%
                                                                              =================    =================


       2.  Mortgage Loans

       During 2004, the mortgage loan portfolio decreased 18.5% to $1,544 million, net of allowances for credit losses.

       The Company follows a comprehensive approach with the management of mortgage loans that includes ongoing analysis of key mortgage characteristics such as debt service coverage, net collateral cash flow, property condition, loan-to-value ratios and market conditions. Collateral valuations are performed for those mortgages that, after review, are determined by management to present possible risks and exposures. These valuations are then incorporated into the determination of the Company's allowance for credit losses.

       The average balance of impaired loans decreased to $25.0 million in 2004 compared with $29.6 million in 2003. There were no properties acquired through foreclosure in 2004 or 2003. The low levels of problematic mortgage loans relative to the Company's overall financial position are due to its active loan management program.

       Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2004 and 2003, the Company's mortgage loan portfolio included $18.9 million and $34.9 million, respectively, of non-impaired restructured loans. The Company anticipates limited participation in the real estate market in 2005.

       3.  Other Investments

       Other investments consist primarily of policy loans, equity investments, and short-term investments. The Company anticipates limited participation in the equity markets during 2005.

       4.  Derivatives

       The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate, market and foreign currency exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board of Directors authorized derivative transactions are executed. In addition, the Company uses derivatives to synthetically create investments that are either more expensive to acquire, or otherwise unavailable in the cash markets. Notes 1 and 7 to the consolidated financial statements contains a discussion of the Company's outstanding derivatives.

5.    Impairment of Securities

       All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments. Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

        o    Fair value is significantly below cost.
        o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry, or a geographic area.
        o The decline in fair value has existed for an extended period of time.
        o    A debt security has been downgraded by a rating agency.
        o    The financial  condition of the issuer has  deteriorated.
        o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

       The Company's portfolio of fixed maturities fluctuates in value based on interest rates in financial markets and other economic factors. These fluctuations caused by market rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary even in periods exceeding one year.

       If the Company has determined that there is an other-than-temporary impairment, it records a writedown to the estimated fair value that adjusts the cost basis in the period the security is deemed to be impaired. The new cost basis is not adjusted for subsequent recoveries in value.

       For the years ended December 31, 2004 and 2003, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $13.2 million and $14.2 million, respectively. The writedowns in the year ended December 31, 2004 generally related to securities in the airline industry while the writedowns recorded in 2003 were not concentrated in any one industry. No impairments were recorded on equity securities for either of the years ended December 31, 2004 or 2003.

       6.  Outlook

       The Company's investment portfolio is well positioned for the current interest rate environment. The portfolio is diversified and comprised of high quality, relatively stable assets. The Company took advantage of the steep yield curve in the first half of 2004, adding modestly to portfolio duration. Investment grade corporate securities and structured securities with moderate interest rate sensitivity were added to the investment portfolio. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to ensure the quality and performance of its investments.

G.    LIQUIDITY AND CAPITAL RESOURCES

       Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

       The principal sources of the Company's liquidity are premium and annuity considerations, investment and fee income and investment maturities and sales. The principal uses of the Company's liquidity relate to benefit payments, claim payments, payments to policy and contract holders in connection with surrenders and withdrawals, purchase of investments, commissions and general and administrative expenses.

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

       Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $819.3 million and $1,003.5 million as of December 31, 2004 and 2003, respectively. In addition, as of both December 31, 2004 and 2003, 97% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

       Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper and equity securities. Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

       The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $95.0 million and $96.4 million of commercial paper outstanding at December 31, 2004 and 2003, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

       Capital resources provide protection for policyholders and financial strength to support the underwriting of insurance risks and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

H.     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

       The following table summarizes the Company's major contractual obligations at December 31, 2004:


                                                             Payments due by period
                                    --------------------------------------------------------------------------
                                                   Less than 1          1-3           3-5         More than 5
(In millions)                         Total            year            years         years           years
-------------------------------     -----------    -------------    -----------    ---------    --------------
Policyholder obligations with
   known contractual
   maturities (1)               $      2,964.0  $       621.4    $      981.7   $    522.7   $       838.2
Related party long-term
   debt - principal                      220.0                           25.0                        195.0
Related party long-term
   debt - interest                       391.2           14.4            27.0         26.0           323.8
Commercial paper                          95.0           95.0
Operating leases                         100.2           22.0            37.4         33.5             7.3
                                    -----------    -------------    -----------    ---------    --------------
Total                           $      3,770.4  $       752.8    $    1,071.1   $    582.2   $     1,364.3
                                    ===========    =============    ===========    =========    ==============

          (1) Policyholder obligations with known contractual maturities include contractually certain individual and group annuity payments, such as guaranteed investment contracts and term certain annuity payouts.

       The table above does not include obligations under the Company's life or health insurance contracts, as the timing of cash requirements is largely dependent on the occurrence and timing of future events. As discussed previously, the Company follows strict asset/liability management practices designed to provide funds for the payment of its insurance obligations.

       From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business. However, these agreements and contracts are not material to the Company's results of operations or financial position.

I.     APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2004, Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), was reissued by the Financial Accounting Standards Board ("FASB"). FIN 46R addresses consolidation by business enterprises of variable interest entities ("VIE"), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance, as reissued, is effective for VIE's created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and confirmed it does not have any investments or ownership in VIEs.

       In December 2002, Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), was issued by the FASB. SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25, or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. In December 2004, Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R") was issued by the FASB. SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. The Company will adopt the provisions of SFAS 123R on July 1, 2005 and does not expect this statement to have a material effect on its consolidated financial position or results of operations.

       In July 2003, the Accounting Standards Executive Committee (the "AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). AcSEC developed SOP 03-1 to address the evolution of product designs since the issuance of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises," and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 was effective on January 1, 2004. The adoption of SOP 03-1 did not have a material effect on the Company's consolidated financial position or results of operations.

       In January 2004, FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. The staff of the FASB is currently evaluating the guidance of EITF 03-1 in the context of developing implementation guidance for its measurement and recognition provisions. The Company is continuing to evaluate potential other-than-temporary impairments under SFAS 115 and SEC Staff Accounting Bulletin Topic 5-M, "Other-Than-Temporary Impairment Of Certain Investments In Debt and Equity Securities." Due to the current uncertainty as to the implementation guidance for EITF 03-1 by the FASB staff, the Company is unable to evaluate the impact EITF 03-1 will ultimately have on its financial position or results of operations.

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

       The Company has estimated the possible effects of interest rate changes at December 31, 2004. If interest rates increased by 100 basis points (1.00%), the fair value of the fixed income assets would decrease by approximately $664 million. This calculation uses projected asset cash flows, discounted back to December 31, 2004. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received. These spot rates in the benchmark calculation range from 2.46% to 6.62%.


                                                     Projected Cash Flows by Calendar Year
                                                                 (In millions)
                                                                                 There-     Undiscounted        Fair
                            2005       2006       2007      2008       2009      after          Total          Value
                           -------    -------    -------   -------    -------    -------    --------------    ---------
        Benchmark       $  2,502   $  2,428   $  2,290     1,742   $  1,700   $  7,934   $     18,596      $   14,546
        Interest rates
          up one
         percent           2,316      2,358      2,281     1,723      1,584      8,716         18,978          13,882

       The Company administers separate account variable annuities for retirement savings products. The Company collects a fee from each account, and this fee is a percentage of the account balance. There is a market risk of lost fee revenue to the Company if equity and bond markets decline. If the equity and bond portfolios decline by 10%, the Company's fee revenue would decline by approximately $10.8 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Denver, Colorado
February 25, 2005




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                  (Dollars in Thousands, Except Share Amounts)


                                                                                            December 31,
                                                                          --------------------------------------------------
                                                                                   2004                       2003
                                                                          -----------------------    -----------------------
ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
   (amortized cost $12,909,455 and $12,757,614)                        $           13,215,042     $           13,136,564
  Equity investments, at fair value (cost $591,474
   and $407,797)                                                                     637,434                     427,810
  Mortgage loans on real estate (net of
   allowances of $30,339 and $31,889)                                               1,543,507                  1,893,724
  Policy loans                                                                      3,548,225                  3,389,534
  Short-term investments, available-for-sale (cost
   approximates fair value)                                                           708,801                    852,198

                                                                          -----------------------    -----------------------
         Total Investments                                                         19,653,009                 19,699,830
                                                                          -----------------------    -----------------------

OTHER ASSETS:
  Cash                                                                                110,518                    151,278
  Reinsurance receivable:
   Related party                                                                    1,072,940                  1,345,847
   Other                                                                              260,409                    287,036
  Deferred policy acquisition costs                                                   301,603                    284,866
  Deferred ceding commission                                                           82,648                    285,165
  Investment income due and accrued                                                   159,398                    165,417
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances of
   $22,938 and $32,329)                                                               144,312                    129,031
  Premiums in course of collection (net of
   allowances of $7,751 and $9,768)                                                    95,627                     85,706
  Deferred income taxes                                                               138,845                    119,971
  Securities pledged to creditors                                                     340,755                    299,521
  Due from GWL&A Financial Inc.                                                        55,915
  Other assets                                                                        494,515                    580,987
SEPARATE ACCOUNT ASSETS                                                            14,155,397                 13,175,480
                                                                          -----------------------    -----------------------

TOTAL ASSETS                                                           $           37,065,891     $           36,610,135
                                                                          =======================    =======================




See notes to consolidated financial statements.







                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                  (Dollars in Thousands, Except Share Amounts)


                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                            2004                 2003
                                                                                      -----------------    -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves:
   Related party                                                                  $        5,170,447    $       5,640,251
   Other                                                                                  12,771,872           13,009,827
  Policy and contract claims                                                                 360,862              418,930
  Policyholders' funds                                                                       327,409              330,123
  Provision for policyholders' dividends                                                     118,096              127,074
  Undistributed earnings on participating business                                           192,878              177,175
GENERAL LIABILITIES:
  Due to The Great-West Life Assurance Company                                                26,659               30,950
  Due to GWL&A Financial Inc.                                                                194,164              175,691
  Repurchase agreements                                                                      563,247              389,715
  Commercial paper                                                                            95,044               96,432
  Payable under securities lending agreements                                                349,913              317,376
  Other liabilities                                                                          695,542              834,485
SEPARATE ACCOUNT LIABILITIES                                                              14,155,397           13,175,480
                                                                                      -----------------    -----------------
         Total Liabilities                                                                35,021,530           34,723,509
                                                                                      -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Preferred stock, $1 par value, 50,000,000 shares
   authorized, 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
   authorized; 7,032,000 shares issued and outstanding                                         7,032                7,032
  Additional paid-in capital                                                                 725,935              722,365
  Accumulated other comprehensive income                                                     118,795              127,820
  Retained earnings                                                                        1,192,599            1,029,409
                                                                                      -----------------    -----------------
         Total Stockholder's Equity                                                        2,044,361            1,886,626
                                                                                      -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $       37,065,891    $      36,610,135
                                                                                      =================    =================




See notes to consolidated financial statements.




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                (In Thousands)


                                                                                  Year Ended December 31,
                                                                  ---------------------------------------------------------
                                                                        2004                2003                2002
                                                                  -----------------    ----------------    ----------------
REVENUES:
  Premiums:
   Related party (net of premiums ceded totaling                $       (52,134)     $     1,595,357     $        16,715
     $260,445, $815 and $2,046)
   Other (net of premiums ceded totaling
    $428,010, $460,277 and $81,743)                                     625,394              657,540           1,103,380
  Fee income                                                            915,644              840,072             883,562
  Net investment income                                               1,033,307              988,400             919,365
  Net realized gains on investments                                      57,947               39,560              41,626
                                                                  -----------------    ----------------    ----------------
         Total revenues                                               2,580,158            4,120,929           2,964,648
                                                                  -----------------    ----------------    ----------------

BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $396,886,
   $410,430 and $50,974)                                                756,227              573,976             936,215
  Increase (decrease) in reserves:
    Related party                                                      (186,972)           1,450,185              15,934
    Other                                                               (69,901)              51,320              55,414
  Interest paid or credited to contractholders                          517,448              514,846             498,549
  Provision for policyholders' share of earnings
    on participating business                                            10,181                1,159               7,790
  Dividends to policyholders                                            108,822               92,118              78,851
                                                                  -----------------    ----------------    ----------------
         Total benefits                                               1,135,805            2,683,604           1,592,753
                                                                  -----------------    ----------------    ----------------

  Commissions                                                           193,943              180,673             185,450
  Operating expenses                                                    740,740              753,336             741,979
  Premium taxes                                                          33,030               31,675              30,714
                                                                  -----------------    ----------------    ----------------
         Total benefits and expenses                                  2,103,518            3,649,288           2,550,896
                                                                  -----------------    ----------------    ----------------

INCOME BEFORE INCOME TAXES                                              476,640              471,641             413,752
PROVISION FOR INCOME TAXES:
  Current                                                               152,028              173,181             126,222
  Deferred                                                               (1,808)             (19,561)              3,993
                                                                  -----------------    ----------------    ----------------
         Total income taxes                                             150,220              153,620             130,215
                                                                  -----------------    ----------------    ----------------

NET INCOME                                                      $       326,420      $       318,021     $       283,537
                                                                  =================    ================    ================




See notes to consolidated financial statements.





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In Thousands)


                                                                                  Accumulated Other
                                                                                   Comprehensive
                                                                                   Income (Loss)
                                                                             ----------- --- ----------
                                                                             Unrealized       Minimum
                                                                Additional     Gains          Pension
                                  Preferred       Common        Paid-in      (Losses) on     Liability       Retained
                                    Stock         Stock         Capital      Securities      Adjustment      Earnings       Total
                                 -----------   -----------    -----------    -----------     ----------    -----------   -----------
BALANCES, JANUARY 1, 2002     $           0  $    7,032    $     712,801  $      76,507   $          0   $   674,134   $  1,470,474
Net income                                                                                                   283,537        283,537
Other comprehensive income                                                       86,993        (12,884)                      74,109
                                                                                                                         -----------
  Total comprehensive income                                                                                                357,646
Dividends                                                                                                   (170,572)      (170,572)
Income tax benefit on stock
   compensation                                                    6,908                                                      6,908
                                 -----------   -----------    -----------    -----------     ----------    -----------   -----------
BALANCES, DECEMBER 31, 2002               0       7,032          719,709        163,500        (12,884)      787,099      1,664,456
Net income                                                                                                   318,021        318,021
Other comprehensive income                                                      (26,369)          3,573                     (22,796)
                                                                                                                         -----------
  Total comprehensive income                                                                                                295,225
Dividends                                                                                                    (75,711)       (75,711)
Income tax benefit on stock
   compensation                                                    2,656                                                      2,656
                                 -----------   -----------    -----------    -----------     ----------    -----------   -----------
BALANCES, DECEMBER 31, 2003               0       7,032          722,365        137,131         (9,311)    1,029,409      1,886,626
Net income                                                                                                   326,420        326,420
Other comprehensive income                                                       (3,585)        (5,440)                      (9,025)
                                                                                                                         -----------
  Total comprehensive income                                                                                                317,395
Dividends                                                                                                   (163,230)     (163,230)
Income tax benefit on stock
   compensation                                                    3,570                                                      3,570
                                 -----------   -----------    -----------    -----------     ----------    -----------   -----------
BALANCES, DECEMBER 31, 2004   $           0  $    7,032    $     725,935  $     133,546   $    (14,751)  $  1,192,599   $  2,044,361
                                 ===========   ===========    ===========    ===========     ==========    ===========   ===========



See notes to consolidated financial statements.



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In Thousands)


                                                                                 Year Ended December 31,
                                                                  ------------------------------------------------------
                                                                       2004               2003               2002
                                                                  ----------------   ----------------   ----------------
OPERATING ACTIVITIES:
  Net income                                                    $       326,420    $       318,021    $       283,537
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Earnings allocated to participating
     policyholders                                                       10,181              1,159              7,790
    Amortization of investments                                          28,367            (64,126)           (76,002)
    Net realized gains on investments                                   (57,947)           (39,560)           (41,626)
    Depreciation and amortization                                        93,580             95,542             74,012
    Deferral of acquisition costs                                       (52,693)           (49,245)           (49,763)
    Deferred income taxes                                                (1,808)           (19,561)             3,993
  Changes in assets and liabilities, net of effects from acquisitions:
    Policy benefit liabilities                                         (106,912)           478,066            622,854
    Reinsurance receivable                                               21,352            (71,123)            41,199
    Receivables                                                         (34,056)           (33,621)            89,686
    Other, net                                                           63,437             55,531           (146,172)
                                                                  ----------------   ----------------   ----------------
Net cash (used in) provided by operating activities             $       289,921    $       671,083    $       809,508
                                                                  ----------------   ----------------   ----------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities and
   redemptions of investments:
   Fixed maturities available-for-sale:
    Sales                                                       $     6,150,160    $     7,852,152    $     5,729,919
    Maturities and redemptions                                        7,465,130          6,033,863          1,456,176
   Mortgage loans on real estate                                        368,734            191,353            213,794
   Equity investments                                                   148,685             86,908              2,798
  Purchases of investments:
   Fixed maturities available-for -sale                             (13,715,370)       (14,128,309)        (7,087,170)
   Mortgage loans on real estate                                        (50,577)           (11,690)            (2,768)
   Equity investments                                                  (323,551)          (369,650)           (29,690)
  Net change in short-term investments                                  143,397           (136,798)          (282,194)
  Acquisitions, net of cash acquired                                                      (128,636)
  Other, net                                                           (124,944)            96,155            (77,769)

                                                                  ----------------   ----------------   ----------------
Net cash provided by (used in) investing activities             $        61,664    $      (514,652)   $       (76,904)
                                                                  ----------------   ----------------   ----------------







                                                                                                          (Continued)



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002,
                                 (In Thousands)


                                                                        2004                2003                 2002
                                                                  -----------------    ----------------    -----------------
FINANCING ACTIVITIES:
  Contract withdrawals, net of deposits                         $      (296,378)     $      (180,346)    $      (599,724)
  Change in due to The Great-West Life Assurance
   Company                                                               (4,291)              (6,341)             (8,033)
  Change in due to/from GWL&A Financial Inc.                            (37,442)               4,275             (43,415)
  Dividends paid                                                       (163,230)             (75,711)           (170,572)
  Change in bank overdrafts                                             (63,148)              32,068             (41,901)
  Net commercial paper repayments                                        (1,388)                (213)               (401)
  Net repurchase agreements borrowings                                  173,532               66,515              72,311
                                                                  -----------------    ----------------    -----------------
         Net cash used in financing activities                         (392,345)            (159,753)           (791,735)
                                                                  -----------------    ----------------    -----------------

NET DECREASE IN CASH                                                    (40,760)              (3,322)            (59,131)

CASH, BEGINNING OF YEAR                                                 151,278              154,600             213,731
                                                                  -----------------    ----------------    -----------------
CASH, END OF YEAR                                               $       110,518      $       151,278     $       154,600
                                                                  =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
   Income taxes                                                 $       147,287      $       144,273     $       164,863
   Interest                                                              15,220               16,155              16,697




See notes to consolidated financial statements.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization - Great-West Life & Annuity Insurance Company (the "Company") is a direct wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco, Inc. ("Lifeco"). The Company offers a wide range of life insurance, health insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

       Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses, deferred policy acquisition costs and valuation of privately placed fixed maturities. Actual results could differ from those estimates.

       The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses the equity method of accounting for investments in which it has more than a minor equity interest or more than minor influence over the entity's operations, but does not have a controlling interest. The Company uses the cost method of accounting for investments in which it has a minor equity interest and virtually no influence over the entity's operations. All material inter-company transactions and balances have been eliminated in consolidation.

       Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements and related notes to conform to the 2004 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

       Investments - Investments are reported as follows:

        1. The Company has classified its fixed maturity investments as available-for-sale and carries them at fair value with the net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity. Net unrealized gains and losses related to participating contract policies are recorded as undistributed earnings on participating business.

              Premiums and discounts are recognized as a component of net investment income using the effective interest method. Realized gains and losses and declines in value determined to be other-than-temporary are included in net realized gains (losses) on investments.

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

              The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired loans. Management's judgment is based upon past loss experience, current and projected economic conditions and extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       3. Equity investments are carried at fair value with net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity. The Company classifies its equity investments not accounted for under the equity method as available-for-sale. The Company uses the equity method of accounting for investments in which it has more than a minority interest, has influence in the entity's operating and financial policies, but does not have a controlling interest. Realized gains and losses and declines in value determined to be other-than-temporary are included in net realized gains on investments.

       4.     Policy loans are carried at their unpaid balances.

       5. Short-term investments include securities purchased with initial maturities of one year or less and are carried at fair value. The Company considers short-term investments to be available-for-sale.

       6. Gains and losses realized on disposal of investments are determined on a specific identification basis.

       7. From time to time, the Company may employ a trading strategy that involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price. Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return. The difference between the sales price and the future repurchase price is recorded as an adjustment to interest income. During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold. Losses may arise from changes in the value of the securities or if the counterparty files for bankruptcy or becomes insolvent. In such cases, the Company's right to repurchase the security may be restricted. Amounts owing to brokers under these arrangements are included in repurchase agreements on the accompanying consolidated balance sheets. At December 31, 2004 and 2003, this liability was $563,247 and $389,715, respectively. The liability is collateralized by securities with approximately the same value.

       Cash - Cash includes only amounts in demand deposit accounts.

       Bank overdrafts - The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to banks for payment frequently result in overdraft balances for accounting purposes and are included in other liabilities in the consolidated balance sheets.

       Internal use software - Capitalized internal use software development costs, net of accumulated depreciation, in the amount of $74,021 and $68,244 are included in other assets at December 31, 2004 and 2003, respectively. The Company capitalized $21,484, $27,882 and $20,091 of internal use software development costs for the years ended December 31, 2004, 2003 and 2002, respectively.

       Deferred policy acquisition costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $40,536, $36,283 and $38,707 in 2004, 2003 and 2002, respectively.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       Separate accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. an, open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges.

       Life insurance and annuity reserves - Life insurance and annuity policy reserves with life contingencies in the amount of $12,115,519 and $12,111,180 at December 31, 2004 and 2003, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies in the amount of $4,831,428 and $5,157,776 at December 31, 2004 and 2003,
       respectively, are established at the contract holder's account value.

       Reinsurance - Policy reserves and policy and contract claims ceded to other insurance companies are carried as a reinsurance receivable on the consolidated balance sheets. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies (See Note 5).

       Policy and contract claims - Policy and contract claims include provisions for reported life and health claims in the process of settlement. They are valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported, based primarily on prior experience of the Company.

       Participating fund account - Participating life and annuity policy reserves are $6,290,994 and $6,119,896 at December 31, 2004 and 2003,
       respectively. Participating business approximates 29.2%, 34.3% and 24.8% of the Company's ordinary life insurance in force and 74.3%, 66.4% and 80.2% of ordinary life insurance premium income for the years ended December 31, 2004, 2003 and 2002, respectively.

       The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors. Earnings allocated to participating policyholders are consistent with established Company practice.

       The Company has established a Participating Policyholder Experience Account ("PPEA") for the benefit of all participating policyholders, which is included in the accompanying, consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general assets.

       The Company has also established a Participation Fund Account ("PFA") for the benefit of the participating policyholders previously transferred to it from The Great-West Life Assurance Company ("GWL") under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA, net of a management fee paid to the Company, accrue solely for the benefit of the transferred participating policyholders.

       Securities lending - The Company receives collateral for lending securities that are held as part of its investment portfolio. The Company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. The Company's securitized lending transactions are accounted for as collateralized borrowings.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       Derivative Financial Instruments - All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. Accounting for the ongoing changes in the fair value of a derivative depends on the intended use of the derivative and its designation as determined when the derivative contract is entered into. If the derivative is designated as a fair value hedge, the changes in its fair value and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income on the balance sheet and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not qualifying for hedge accounting and the ineffective portion of cash flow hedges are recognized in net investment income in the period of the change.

       Recognition of premium and fee income and benefits and expenses - Life insurance premiums are recognized when due. Annuity premiums with life contingencies are recognized as received. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average crediting rate on annuity products was approximately 4.3%, 5.2%, and 5.9%, in 2004, 2003 and 2002, respectively.

       Income taxes - Income taxes are recorded using the asset and liability approach, which the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

       Stock options - The Company applies the intrinsic value measurement approach under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") to stock-based compensation awards to employees, as interpreted by AIPCA Accounting Interpretation APB 25 (AIN-APB 25) and amended by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as it relates to accounting for stock options granted by Lifeco to employees of the Company. Had compensation expense for the Company's stock option plan been determined based upon fair value at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income would have been reduced by $3,352, $3,105 and $2,364 in the years ended December 13, 2004, 2003 and 2002, respectively.

       Regulatory requirements - In accordance with the requirements of the State of Colorado, the Company must demonstrate adequate capital. At December 31, 2004, the Company was in compliance with the requirement (See Note 13).

       At December 31, 2004 and 2003, fixed maturities with carrying values of $60,353 and $63,843, respectively, were on deposit with various insurance regulatory authorities as required by law.

       Application of recent accounting pronouncements - In January 2004, Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R") was reissued by the Financial Accounting Standards Board
       (FASB). FIN 46R addresses consolidation by business enterprises of variable interest entities ("VIE"), which have one or both of the following characteristics: a) insufficient equity investment at

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)

       risk, or b) insufficient control by equity investors. This guidance, as reissued, is effective for VIEs created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and does not have any investments or ownership in VIEs.

       In December 2002, Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") was issued by the FASB. SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. In December 2004, Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R") was issued by the FASB. SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. The Company will adopt the provisions of SFAS 123R on July 1, 2005 and does not expect this statement to have a material effect on the Company's consolidated financial position or results of operations.

       In July 2003, the Accounting Standards Executive Committee (the "AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). AcSEC developed SOP 03-1 to address the evolution of product designs since the issuance of Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises," and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses certain issues related to the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. SOP 03-1 was effective on January 1, 2004. The adoption of SOP 03-1 did not have a material effect on the Company's consolidated financial position or results of operations.

       In January 2004, FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. The staff of the Financial Accounting Standards Board ("FASB") is currently evaluating the guidance of EITF 03-1 in the context of developing implementation guidance for its measurement and recognition provisions. The Company is continuing to evaluate potential other-than-temporary impairments under SFAS 115 and SEC Staff Accounting Bulletin Topic 5-M, "Other Than Temporary Impairment Of Certain Investments In Debt and Equity Securities." Due to the current uncertainty as to the implementation guidance for EITF 03-1 by the FASB staff, the Company is unable to evaluate the impact EITF 03-1 will ultimately have on its financial position or results of operations.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



2.     ACQUISITIONS AND RELATED TRANSACTIONS

       On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation ("Canada Life"). Canada Life is a Canadian based holding company that is the owner of insurance companies with businesses principally in Canada, the United Kingdom, the United States and Ireland. On December 31, 2003 Canada Life sold two direct wholly-owned subsidiaries, Canada Life Insurance Company of New York ("CLINY") and Canada Life Insurance Company of America ("CLICA") to the Company for cash in the amount of $235,000. These acquisitions have been accounted for as a "reorganization of businesses under common control" and, accordingly the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY from July 10, 2003 through December 31, 2004 are included in the Company's financial statements. CLINY and CLICA sell individual and group insurance and annuity products in the United States. Since the time of its acquisition by Lifeco, Canada Life's insurance and annuity businesses in the United States, including that conducted by its U.S. branch, have been managed by the Company whereby it provides certain corporate and operational administrative services for which it receives a fee.

       The Company recorded, as of December 31, 2003, the following as a result of the acquisition (net of the $235,000 purchase price) of CLICA and
       CLINY:


       Assets                                                  Liabilities and Stockholder's Equity
       ------------------------------------------------------  -------------------------------------------------------
       Fixed maturities                  $       1,937,218     Policy reserves               $          2,991,407
       Equity investments                           23,680     Policyholders' funds                         2,407
       Mortgage loans on real                                  Policy and contract claims                     899
          estate                                 1,146,044     Provision for
       Policy loans                                 13,621       policyholders' dividends                   2,800
       Short-term investments                       65,537     Other liabilities                          439,439
                                                                                                 ---------------------
       Cash                                       (232,803)             Total liabilities               3,436,952
       Investment income                                       Accumulated other
         due and accrued                            32,147       comprehensive income                     (14,433)
       Other assets                                439,864     Retained earnings                            2,789
                                                                                                 ---------------------
                                                               Total stockholder's equity                 (11,644)
                                           ------------------                                    ---------------------
                                         $       3,425,308                                   $          3,425,308
                                           ==================                                    =====================


       The Company's statements of income include the following related to CLICA and CLINY for the period from July 10 to December 31, 2003:

                                                                       Period July 10, 2003
                                                                       to December 31, 2003
                                                                     --------------------------
       Total revenues                                              $            105,868
                                                                     --------------------------
       Benefits                                                                  92,193
       Operating expenses                                                         9,385
                                                                     --------------------------
        Total benefits and expenses                                             101,578

       Income from operations                                                     4,290
       Income taxes                                                               1,501
                                                                     --------------------------
       Net income                                                  $              2,789
                                                                     ==========================

       On August 31, 2003, the Company and The Canada Life Assurance Company ("CLAC"), a wholly owned subsidiary of Canada Life, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's United States Branch. The Company recorded $1,426,362 in premium income and increase in reserves associated with these policies.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



       The Company recorded, at fair value, the following at August 31, 2003 as a result of this transaction:


       Assets                                                  Liabilities and Stockholder's Equity
       ------------------------------------------------------  ------------------------------------------------
       Fixed maturities                  $         635,061     Policy reserves              $      2,926,497
       Mortgage loans                              451,725      Policy and contract
       Policy loans                                278,152        claims                              45,229
       Reinsurance receivable                    1,320,636     Policyholders' funds                   65,958
       Deferred ceding
        commissions                                313,364
       Investment income
        due and accrued                             17,280
        Premiums in course of
         collection                                 21,466
                                           ------------------                                 -----------------
                                         $       3,037,684                                  $      3,037,684
                                           ==================                                 =================

       In the third quarter of 2004, the deferred ceding commission asset and certain policy reserve liabilities acquired as part of this reinsurance transaction were both decreased $157,000 based on the Company's final analysis of the policy reserves acquired. CLAC's United States branch had not previously computed policy liabilities under United States GAAP, which required the Company to estimate the amount of liabilities assumed, which was approximately $3,000,000 at September 1, 2003. These adjustments had no material effect on the Company's consolidated financial position or results of operations.

       The reinsurance receivable relates to the amount due to the Company for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable will be the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of the CLAC's United States branch. Pursuant to an interpretation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
       133), as amended, the Company has identified an embedded derivative for its exposure to interest rate and credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting, the Company's net income decreased $5,282 and increased $7,387 during the years ended December 31, 2004 and 2003, respectively.

3.     RELATED-PARTY TRANSACTIONS

       The Company performs administrative services for the United States operations of The Great-West Life Assurance Company ("GWL"), a wholly-owned subsidiary of Lifeco. Beginning in 2003, the Company began providing administrative and operational services for the United States operations of Canada Life. Beginning in 2002, the Company began performing investment services for London Reinsurance Group, an indirect subsidiary of GWL. The following table represents revenue from related parties for services provided pursuant to these service agreements. These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred (including a profit charge) and resources expended based upon the number of policies, certificates in force and/or administered assets.

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                     2004                2003               2002
                                                                ---------------     ---------------    ---------------
      Investment management revenue included in
        net investment income                                $       6,304       $       3,355      $         892
      Administrative and underwriting revenue
        included in operating expenses                               6,427               1,859                860
                                                                ---------------     ---------------    ---------------
      Total                                                  $      12,731       $      5,214       $       1,752
                                                                ===============     ===============    ===============

       At December 31, 2004 and 2003, due to GWL includes $1,321 and $5,612 due on demand and, at each date, $25,338 of a note payable, which matures on October 1, 2006. The note may be prepaid in whole or

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



       in part at any time without penalty. The issuer may not demand payment before the maturity date. The note payable bears interest at 5.4%.

       At December 31, 2004 due from GWL&A Financial Inc. includes $55,915 due on demand and due to GWL&A Financial includes a surplus note with a face amount and carrying value of $195,000 and $194,164, respectively. At December 31, 2003 due to GWL&A Financial Inc. includes $691 due on demand and a $175,000 subordinated note. The surplus note, which bears interest at the rate of 6.675% per annum, matures on November 14, 2034. On November 15, 2004, GWL&A Financial issued a $175,000 deferrable debenture through an affiliated limited partnership ("Great-West LP") to qualified institutional investors. Also on November 15, 2004, Lifeco and 2023308 Ontario Inc. ("Ontario"), a wholly-owned subsidiary of Lifeco, made equity contributions in the combined amount of $23,000 to Great-West LP. Great-West LP in turn, invested the proceeds from the sale of the deferrable debentures together with a portion of the equity contributions from Lifeco and Ontario in certain junior subordinated deferrable debentures of GWLA Financial. On November 15, 2004, GWL&A Financial used the proceeds from the sale of its junior subordinated deferrable debentures to purchase the surplus note from the Company. On December 16, 2004, the Company used the proceeds from the sale of the surplus note to redeem the $175,000 subordinated note payable to GWL&A Financial and for general corporate purposes. Payments of principal and interest under the surplus note shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law. Payments of principal and interest on the surplus note are payable only if at the time of such payment and after giving effect to the making thereof, the Company's surplus would not fall below two and one half times the authorized control level as required by the most recent risk-based capital calculations.

       Interest expense attributable to these related party obligations were $15,189, $14,345 and $14,976 for the years ended December 31, 2004, 2003 and 2002, respectively.

       On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003, as discussed in Note 2. The Company recorded an income statement impact of $256,318 of negative premium income and change in reserves associated with these policies. The Company recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


         Assets                                                     Liabilities and Stockholder's Equity
         --------------------------------------------------------   ------------------------------------------------
         Cash                              $         (126,105)      Policy reserves             $        (286,149)
         Reinsurance receivable                      (152,077)       Policy and contract
         Deferred ceding commission                   (29,831)        claims                              (32,755)
         Premiums in course of                                      Policyholders' funds                   (3,982)
           collection                                 (14,873)
                                              -------------------                                  -----------------
                                           $         (322,886)                                  $        (322,886)
                                              ===================                                  =================

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

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:

                                                                      2004               2003                2002
                                                                 ---------------     --------------     ---------------
       Balance, beginning of year                              $       32,329      $       42,144     $       53,431
       Amounts acquired by reinsurance                                 (1,859)                                 6,207
       Provisions charged (reversed) to operations                       (517)              1,460             (7,544)
       Amounts written off - net                                       (7,015)            (11,275)            (9,950)
                                                                 ---------------     --------------     ---------------
       Balance, end of year                                    $       22,938      $       32,329     $       42,144
                                                                 ===============     ==============     ===============

       Activity in the allowance for premiums in course of collection is as follows:

                                                                      2004               2003                2002
                                                                 ---------------     --------------     ---------------
       Balance, beginning of year                              $       9,768       $       12,011     $       22,217
       Amounts acquired by reinsurance                                  (300)                                  1,600
       Provisions charged (reversed) to operations                        17                1,889             (5,729)
       Amounts written off - net                                      (1,734)              (4,132)            (6,077)
                                                                 ---------------     --------------     ---------------
       Balance, end of year                                    $       7,751       $        9,768     $       12,011
                                                                 ===============     ==============     ===============

5.     REINSURANCE

       In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum liability of $3,500 of coverage per individual life.

       In addition to the Indemnity Reinsurance Agreement entered into with CLAC (see Note 2), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited ("Allianz") to cede 90% in 2003 and 75% in 2004 of group health stop-loss and excess loss activity. This Allianz agreement was retroactive to January 1, 2003.

       Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2004 and 2003, the reinsurance receivables had carrying values of $1,333,349 and $1,632,883, respectively.

       The following table summarizes life insurance in force and life and accident/health premiums at, and for the year ended, December 31, 2004:


                                                                                                                Percentage
                                                                                                                 of Amount
                                                      Reinsurance         Reinsurance                             Assumed
                                     Direct              Ceded              Assumed              Net              to Net
                                 ----------------   ----------------    ----------------   ----------------    --------------
      Life insurance in force:
       Individual              $    50,946,388    $    12,925,504     $    14,080,477    $     52,101,361         27.0%
       Group                        48,101,396            501,200           1,142,649          48,742,845          2.3%
                                 ----------------   ----------------    ----------------   ----------------
               Total           $    99,047,784    $    13,426,704     $    15,223,126    $    100,844,206
                                 ================   ================    ================   ================

      Premium income:
       Life insurance          $       347,603    $        54,610     $       128,097    $       421,090          30.4%
       Accident/health                 628,257            377,632            (103,721)           146,904         (70.6)%
                                 ----------------   ----------------    ----------------   ----------------
               Total           $       975,860    $       432,242     $        24,376    $       567,994
                                 ================   ================    ================   ================



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


      The following table summarizes life insurance in force and life and accident/health premiums at, and for the year ended,
      December 31, 2003:

                                                                                                               Percentage
                                                                                                                of Amount
                                                      Reinsurance        Reinsurance                             Assumed
                                     Direct              Ceded             Assumed               Net             to Net
                                 ----------------   ----------------    ---------------    ----------------   --------------
      Life insurance in force:
       Individual              $    49,590,015    $     16,483,477    $    18,054,587    $    51,161,125         35.3%
       Group                        49,150,866              18,941         53,570,393        102,702,318         52.2%
                                 ----------------   ----------------    ---------------    ----------------
               Total           $    98,740,881    $     16,502,418    $    71,624,980    $   153,863,443
                                 ================   ================    ===============    ================

      Premium income:
       Life insurance          $       355,791    $         44,118    $     1,301,560    $     1,613,233         80.7%
       Accident/health                 678,516             423,592            321,996            576,920         55.8%
                                 ----------------   ----------------    ---------------    ----------------
               Total           $     1,034,307    $        467,710    $     1,623,556    $     2,190,153
                                 ================   ================    ===============    ================

      The following table summarizes life insurance in force and life and accident/health premiums at, and for the year ended,
      December 31, 2002:

                                                                                                               Percentage
                                                                                                                of Amount
                                                      Reinsurance        Reinsurance                             Assumed
                                     Direct              Ceded             Assumed               Net             to Net
                                 ----------------   ----------------    ---------------    ----------------   --------------
      Life insurance in force:
       Individual              $    43,324,059    $     12,786,783    $     7,280,731    $    37,818,007         19.3%
       Group                        51,385,610                              7,186,698         58,572,308         12.3%
                                 ----------------   ----------------    ---------------    ----------------
               Total           $    94,709,669    $     12,786,783    $    14,467,429    $    96,390,315
                                 ================   ================    ===============    ================

      Premium income:
       Life insurance          $       312,388    $         40,582    $        41,245    $       313,051         13.2%
       Accident/health                 728,972              43,047            128,820            814,745         15.8%
                                 ----------------   ----------------    ---------------    ----------------
               Total           $     1,041,360    $         83,629    $       170,065    $     1,127,796
                                 ================   ================    ===============    ================


6.    NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

      The following table summarizes net investment income for the years ended December 31, 2004, 2003 and 2002:

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                     2004                2003               2002
                                                                ---------------     ---------------    ---------------
      Investment income:
       Fixed maturities and short-term investments           $       687,329     $       697,209    $       673,825
       Equity investments                                             10,749               4,703              3,272
       Mortgage loans on real estate                                 104,902              85,966             51,440
       Policy loans                                                  203,127             195,633            209,608
       Other                                                          64,916              37,254              5,236
                                                                ---------------     ---------------    ---------------
                                                                   1,071,023           1,020,765            943,381
      Investment expenses, including interest on
       amounts charged by related parties
        of $15,189, $14,345 and $14,976                               37,716              32,365             24,016
                                                                ---------------     ---------------    ---------------
      Net investment income                                  $     1,033,307     $       988,400    $       919,365
                                                                ===============     ===============    ===============



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


     The following table summarizes net realized gains on investments for the years ended December 31, 2004, 2003 and 2002:

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                     2004                2003               2002
                                                                ---------------     ---------------    ---------------
      Net realized gains:
       Fixed maturities                                      $       34,960      $       26,621     $       33,455
       Equity investments                                             8,040               1,013              1,639
       Real estate and mortgage loans on real
          estate                                                      5,318               2,911              1,493
       Other                                                            (13)
       Provisions for mortgage impairments                            9,642               9,015              5,039
                                                                ---------------     ---------------    ---------------
      Net realized gains on investments                      $       57,947      $       39,560     $       41,626
                                                                ===============     ===============    ===============

7.     SUMMARY OF INVESTMENTS

       The following table summarizes fixed maturities and equity securities available-for-sale at December 31, 2004:

                                                              Gross              Gross             Estimated
                                         Amortized         Unrealized         Unrealized             Fair             Carrying
           Fixed Maturities:               Cost               Gains             Losses               Value              Value
      ----------------------------     --------------     --------------    ----------------     --------------     --------------
      U.S. Government and
       agencies direct
       obligations                  $     3,107,235    $      55,242     $        8,687       $      3,153,790   $     3,153,790
      Obligations of U.S.
       states and their
       subdivisions                       1,197,912           61,951              4,930              1,254,933         1,254,933
      Foreign government                     15,759              276                218                 15,817            15,817
      Corporate debt
       securities                         5,257,149          203,603             43,919              5,416,833         5,416,833
       Mortgage-backed and
       asset-backed
       securities                         3,332,857           65,994             21,634              3,377,217         3,377,217
      Other debt securities                  (1,457)                              2,091                 (3,548)           (3,548)
                                       --------------     --------------    ----------------     --------------     --------------
      Total fixed maturities        $    12,909,455    $     387,066     $       81,479       $     13,215,042   $    13,215,042
                                       ==============     ==============    ================     ==============     ==============
      Total equity
        Investments                 $       591,474    $      47,015     $        1,055       $        637,434   $       637,434
                                       ==============     ==============    ================     ==============     ==============



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


     The following table summarizes fixed maturities and equity securities available for sale at December 31, 2003:

                                                              Gross              Gross             Estimated
                                         Amortized         Unrealized         Unrealized             Fair             Carrying
           Fixed Maturities:               Cost               Gains             Losses               Value              Value
      ----------------------------     --------------     --------------    ----------------     --------------     --------------
      U.S. Government and
       Agencies direct
       Obligations                  $     3,146,847    $      72,031     $       20,328       $      3,198,550   $     3,198,550
      Obligations of U.S.
       States and their
       Subdivisions                       1,133,234           79,323              4,204              1,208,353         1,208,353
      Foreign government                     58,211            1,191                940                 58,462            58,462
      Corporate debt
       Securities                         5,392,187          311,640            104,819              5,599,008         5,599,008
       Mortgage-backed and
       Asset-backed
       Securities                         3,025,297           84,057             35,196              3,074,158         3,074,158
      Other debt securities                   1,838                               3,805                 (1,967)           (1,967)
                                       --------------     --------------    ----------------     --------------     --------------
      Total fixed maturities        $    12,757,614    $     548,242     $      169,292       $     13,136,564   $    13,136,564
                                       ==============     ==============    ================     ==============     ==============
      Total equity
        Investments                 $       407,797    $      22,197     $        2,184       $        427,810   $       427,810
                                       ==============     ==============    ================     ==============     ==============

       See Note 9 for additional information on policies regarding estimated fair value of fixed maturities.

       The amortized cost and estimated fair value of fixed maturity investments at December 31, 2004 and 2003, by projected maturity, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            December 31, 2004                       December 31, 2003
                                                   -------------------------------------    -----------------------------------
                                                      Amortized           Estimated            Amortized          Estimated
                                                        Cost              Fair Value             Cost             Fair Value
                                                   ----------------    -----------------    ----------------    ---------------
       Due in one year or less                  $        824,954    $         851,869    $        684,947    $        710,287
       Due after one
         Year through five years                       2,989,404            3,069,032           3,351,405           3,495,805
       Due after five years
         Through ten years                             1,887,974            1,956,626           1,660,758           1,743,056
       Due after ten years                             1,893,175            1,952,856           1,940,424           1,966,535
       Mortgage backed and asset
        Backed securities                              5,313,948            5,384,659           5,120,080           5,220,881
                                                   ----------------    -----------------    ----------------    ---------------
                                                $     12,909,455    $      13,215,042    $     12,757,614    $     13,136,564
                                                   ================    =================    ================    ===============

       Mortgage-backed and asset-backed securities include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities of two to thirty years and expected average lives of less than one to fifteen years. Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities are adjusted by such prepayments.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       The following table summarizes information regarding the sales of fixed maturities for the years ended December 31, 2004, 2003 and 2002:


                                                                              Year Ended December 31,
                                                                -----------------------------------------------------
                                                                     2004                2003              2002
                                                                ---------------     ---------------    --------------
      Proceeds from sales                                    $      6,150,160    $      7,852,152   $     5,729,919
      Gross realized gains from sales                                 103,892              72,815            45,315
      Gross realized losses from sales                                (59,930)            (43,214)          (10,410)


       The Company makes limited use of derivative financial instruments to manage interest rate, market credit and foreign exchange risk associated with its invested assets. Derivatives are not used for speculative purposes.

       The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is generally limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. As the Company generally enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred or are expected to occur.

       Fair value hedges - Written call options are used in conjunction with interest rate swap agreements to effectively convert fixed rate bonds to variable rate bonds as part of the Company's overall asset/liability matching program.

       The Company's use of derivatives treated as fair value hedges has been nominal in the last three years. Ineffective amounts had no material impact on net income for the years ended December 31, 2004, 2003 and 2002.

       Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa. Interest rate caps are interest rate protection instruments that require the payment by a counter party to the Company of an interest rate differential only if interest rates rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate fixed maturity investments.

       Hedge ineffectiveness in the amounts of $3,534, $125 and $177, determined in accordance with SFAS No. 133, was recorded as a decrease to net investment income for the years ended December 31, 2004, 2003 and 2002 respectively.

       Unrealized derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the time interest income is recognized. Derivative gains in the amounts of $975, $1,024 and $563 were reclassified to net investment income in 2004, 2003 and 2002 respectively. As of December 31, 2004, the Company estimates that $1,410 of net derivative gains included in other comprehensive income will be reclassified into net investment income within the next twelve months.

       Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products and other new investments, however, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses U.S. Treasury futures contracts. The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions, are a combination of a derivative and a cash security to synthetically create a third replicated security. As of December 31, 2004, the Company has one such security that has been created through the combination of a credit default swap and a United States Government Agency security.

       The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value.

       Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS No. 133, as amended. As such, periodic changes in the market value of these instruments flow directly into net income. In 2004, 2003 and 2002, increases to net investment income of $4,043, $1,007 and $0 were recognized from market value changes of derivatives not receiving hedge accounting treatment, excluding the impact of the embedded derivative discussed in Note 2.

       The following tables summarize derivative financial instruments at December 31, 2004 and 2003:

T
                                                                       December 31, 2004
                                          ----------------------------------------------------------------------------
                                            Notional
                                             Amount                Strike / Swap Rate                  Maturity
                                          --------------     --------------------------------     --------------------
      Interest rate caps               $       300,000                   11.65%                      January 2005

                                                                                                    February 2006 -
      Interest rate swaps                      221,264                2.40% - 5.20%                   March 2031

                                                                                                    October 2005 -
      Credit default swaps                     145,085                     N/A                       November 2007

      Foreign currency                                                                                June 2005 -
       exchange contracts                       27,585                     N/A                       November 2006

      Options: Calls                            22,000                   Various                     February 2006

      Total return swap:
        Receivable for
           coinsurance with
           funds withheld                    1,087,416                  Variable                    Indeterminable



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



                                                                       December 31, 2003
                                          ----------------------------------------------------------------------------
                                            Notional
                                             Amount                Strike / Swap Rate                  Maturity
                                          --------------     --------------------------------     --------------------
                                                                                                    February 2004 -
      Interest rate caps               $       617,000               7.91% - 11.65%                  January 2005

                                                                                                    January 2004 -
      Interest rate swaps                      331,334                1.03% - 4.50%                  November 2009

                                                                                                    October 2005 -
      Credit default swaps                     171,310                     N/A                       November 2007

      Foreign currency                                                                                June 2005 -
       exchange contracts                       27,585                     N/A                       November 2006

      Options:
          Calls                                 92,700                   Various                      May 2004 -
                                                                                                       June 2007
          Puts                                  15,000                   Various                      March 2007

      Total return swap:
        Receivable for
           coinsurance with
           funds withheld                    1,287,059                  Variable                    Indeterminable


     The following table summarizes information with respect to impaired mortgage loans at December 31, 2004 and 2003:


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2004              2003
                                                                                  ---------------    --------------
     Loans, net of related allowance for credit losses of
       $13,000 and $19,542                                                     $      8,700       $       7,680
     Loans with no related allowance for credit losses                                5,560
     Average balance of impaired loans during the year                               25,049              29,633
     Interest income recognized while impaired                                          890               1,350
     Interest income received and recorded while impaired
       using the cash basis method of recognition                                     1,029               1,405

     As part of an active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $18,881 and $34,880 at December 31, 2004 and 2003, respectively.

     The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2004, 2003 and 2002:

                                                                             Year Ended December 31,
                                                               -----------------------------------------------------
                                                                    2004                2003              2002
                                                               ---------------     ---------------    --------------
     Balance, beginning of year                             $      31,889       $       55,654     $       57,654
     Provisions reversed to operations                             (3,192)              (9,817)            (3,588)
     Amounts written off                                             (304)             (15,766)              (139)
     Recoveries                                                     1,946                1,818              1,727
                                                               ---------------     ---------------    --------------
     Balance, end of year                                   $      30,339      $        31,889     $       55,654
                                                               ===============     ===============    ==============

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


     The carrying value of the Company's equity investments was $637,434 and $427,810 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had an investment of $199,162 and $130,473, respectively, in an exchange-traded fund, which invests in corporate debt securities. Upon redemption of the fund, the Company has the option of receiving the underlying debt securities or the redemption value of the investment. At December 31, 2004 and 2003, the Company has invested $336,543 and $216,610, respectively in limited partnerships and limited liability corporations.

     The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2004 and 2003 were $85,867 and $128,341, respectively.

     The Company participates in a securities lending program whereby securities, which are included in invested assets, are loaned to third parties. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $336,949 and $288,834 and an estimated fair value of $340,755 and $299,521 were on loan under the program at December 31, 2004 and 2003, respectively. The Company was liable for collateral under its control of $349,913 and $317,376 at December 31, 2004 and 2003, respectively.

     Impairment of Fixed Maturities and Equity Investments - The Company classifies all of its fixed maturities and equity investments as available-for-sale and marks them to market through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments.

     The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records writedowns as investment losses and adjusts the cost basis of the securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

     Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

     o    Fair value is significantly below cost.
     o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
     o    The decline in fair value has existed for an extended  period of time.
     o    A debt security has been downgraded by a rating agency.
     o    The financial condition of the issuer has deteriorated.
     o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

     While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

     The Company's portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


     The following tables summarize unrealized investment losses by class of investment at December 31, 2004 and 2003. The Company considers these investments to be only temporarily impaired.


        December 31, 2004               Less than twelve months       Twelve months or longer                     Total
    --------------------------    ------------------------------   -------------------------------    ------------------------------
                                   Estimated       Unrealized         Estimated       Unrealized       Estimated        Unrealized
        Fixed Maturities:          Fair value         Loss           Fair value          Loss          Fair value          Loss
    --------------------------    -------------    ------------     --------------   -------------    -------------    -------------
    U.S. Government
      and agencies direct
      obligations              $       850,994  $       4,000    $       220,214          4,687    $    1,071,208   $        8,687
    Obligations of U.S.
      states and their
      subdivisions                     160,000          2,256            107,556          2,674           267,556            4,930
    Foreign government                  59,208            193              8,525             25            67,733              218
    Corporate debt
      securities                       643,064         17,054            600,119         26,865         1,243,183           43,919
    Mortgage-backed
      and asset-backed
      securities                       555,898          7,605            283,131         14,029           839,029           21,634
    Other debt securities               (3,547)         2,091                                              (3,547)           2,091
                                  -------------    ------------     --------------   -------------    -------------    -------------
    Total fixed maturities     $     2,265,617  $      33,199    $     1,219,545         48,280    $    3,485,162   $       81,479
                                  =============    ============     ==============   =============    =============    =============


        December 31, 2003               Less than twelve months       Twelve months or longer                     Total
    --------------------------    ------------------------------   -------------------------------    ------------------------------
                                   Estimated       Unrealized         Estimated       Unrealized       Estimated        Unrealized
        Fixed Maturities:          Fair value         Loss           Fair value          Loss          Fair value          Loss
    --------------------------    -------------    ------------     --------------   -------------    -------------    -------------
    U.S. Government
      and agencies direct
      obligations              $       472,620  $      20,149    $        30,791            179    $      503,411   $       20,328
    Obligations of U.S.
      states and their
      subdivisions                     160,668          3,947             16,679            257           177,347            4,204
    Foreign government                  26,133            940                                              26,133              940
    Corporate debt
      securities                     1,174,753         77,477            332,880         27,342         1,507,633          104,819
    Mortgage-backed
      and asset-backed
      securities                       404,762          7,150            247,056         28,046           651,818           35,196
    Other debt securities                                                (1,967)          3,805            (1,967)           3,805
                                  -------------    ------------     --------------   -------------    -------------    -------------
    Total fixed maturities     $     2,238,936  $     109,663    $       625,439         59,629    $    2,864,375   $      169,292
                                  =============    ============     ==============   =============    =============    =============


       At December 31, 2004 and 2003, there were 480 and 556 securities, respectively, that had been in a loss position for less than twelve months with carrying values of $2,265,617 and $2,238,936, respectively, and unrealized losses of $33,199 and $109,663, respectively. At December 31, 2004 and 2003 less than 1% were rated non-investment grade. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired.

       At December 31, 2004 and 2003, there were 410 and 123 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values of $1,219,545 and $625,439, respectively, and unrealized losses of $48,280 and $59,629, respectively. The Company's impairment exposure is not concentrated in any one industry. At December 31, 2004, there are 14 airline industry securities on which $9,820 of impairment write-downs was recognized during 2004. For the years ended December 31, 2004 and 2003, mortgage-backed and asset-backed securities represent $14,029, or 29% and $28,046, or 47% of the unrealized losses, respectively. While the Company is in an unrealized loss position on these securities, payments continue to be made under their original terms. At December 31,

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       2004, the Company has no information to cause it to believe that any of these investments are other than temporarily impaired.

       At December 31, 2004 and 2003, the Company had unrealized losses on equity investments of $1,055 and $2,184, respectively. The decrease reflects security dispositions in 2004 and the overall improvement in the equity markets. At December 31, 2004, the Company has no information to cause it to believe that any of these investments are other than temporarily impaired.

       For the years ended December 31, 2004 and 2003, the Company recorded total other-than-temporary impairments in the fair value of its available-for-sale investments of $13,167 and $14,197, respectively.

8.     COMMERCIAL PAPER

       The Company has a commercial paper program that is partially supported by a $50,000 standby letter-of-credit.

       The following table provides information regarding the Company's commercial paper program at December 31, 2004 and 2003:


                                                                     December 31,
                                                -------------------------------------------------------
                                                          2004                          2003
                                                -------------------------     -------------------------
       Commercial paper outstanding            $           95,044            $           96,432
       Maturity range (days)                              10 - 66                        9 - 86
       Interest rate range                             2.18% - 2.50%                 1.18% - 1.20%

9.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table summarizes the carrying amount and estimated fair value of the Company's financial instruments at December 31, 2004 and 2003:

                                                                            December 31,
                                              -------------------------------------------------------------------------
                                                            2004                                   2003
                                              ----------------------------------     ----------------------------------
                                                 Carrying          Estimated           Carrying           Estimated
                                                  Amount           Fair Value           Amount            Fair Value
                                              ---------------    ---------------     --------------     ---------------
      ASSETS:
       Fixed maturities and
        short-term investments             $     13,923,843   $     13,923,843    $     13,988,762   $     13,988,762
       Equity investments                           637,434            637,434             427,810            427,810
       Mortgage loans on real estate
                                                  1,543,507          1,511,437           1,893,724          1,871,373
       Policy loans                               3,548,225          3,548,225           3,389,534          3,389,534
       Reinsurance receivables                    1,333,349          1,333,349           1,632,883          1,632,883

      LIABILITIES:
       Annuity contract reserves
        without life contingencies                4,831,428          4,833,755           5,157,776          5,245,946
       Policyholders' funds                         327,409            327,409             330,123            330,123
       Due to GWL                                    26,659             27,510              30,950             32,591
       Due to GWL&A Financial                       194,164            194,164             175,691            178,421
       Commercial paper                              95,044             95,044              96,432             96,432
       Repurchase agreements                        563,247            563,247             389,715            389,715


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


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

       The estimated fair value and carrying amount of reinsurance receivables includes $13,372 and $20,416 at December 31, 2004 and 2003, respectively, representing the estimated fair value of the embedded derivative associated with the Company's reinsurance receivable under its coinsurance with funds withheld agreement with the United States branch of CLAC. Valuation of the derivative is based on the estimated fair value of the segregated pool of assets from which the Company derives its return on the reinsurance receivable.

       The estimated fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts utilizing current crediting rates for similar products.

       The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

       The estimated fair value of due to GWL&A Financial and GWL is based on discounted cash flows at current market rates on high quality investments.

       The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of the liabilities.

       Included in fixed maturities and short-term investments are derivative financial instruments with a net liability position of $16,630 in 2004 and $1,967 in 2003. The estimated fair value of over-the-counter derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors.

10.    EMPLOYEE BENEFIT PLANS

       The following table summarizes changes for the years ended December 31, 2004, 2003 and 2002 in the benefit obligations and in plan assets for the Company's defined benefit pension plan and its unfunded post-retirement medical plan:

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



                                             Defined Benefit Pension Plan                    Post-Retirement Medical Plan
                                               Year Ended December 31,                          Year Ended December 31,
                                      -------------------------------------------     --------------------------------------------
                                         2004           2003            2002            2004             2003             2002
                                      -----------     ----------     ------------     ----------     -------------     -----------
      Change in projected
       benefit obligation:
      Benefit obligation at
       beginning of year           $    212,963    $    186,047   $     150,521    $      44,105  $      31,242     $     57,861
      Service cost                        8,576           8,269           8,977            2,891          2,046            3,516
      Interest cost                      13,317          12,275          11,407            2,735          2,269            3,138
      Amendments                                                            827                                          (22,529)
      Actuarial (gain) loss               9,781          12,746          20,679            1,482          9,614           (9,814)
      Benefits paid                      (6,613)         (6,374)         (6,364)          (1,139)       (1,066)             (930)
                                      -----------     ----------     ------------     ----------     -------------     -----------
      Benefit obligation at
       end of year                 $    238,024    $    212,963   $     186,047    $      50,074  $      44,105     $     31,242
                                      ===========     ==========     ============     ==========     =============     ===========



                                              Defined Benefit Pension Plan
                                                Year Ended December 31,
                                       -----------------------------------------
                                          2004           2003            2002
                                       -----------     ----------     ----------
      Change in plan assets:
      Fair value of plan
       assets at beginning
       of year                      $    189,319    $  163,316     $  187,661
      Actual return on plan
       assets                             13,058        32,377        (17,981)
      Employer contributions               3,200
      Benefits paid                       (6,613)       (6,374)        (6,364)
                                       -----------     ----------     ----------
      Fair value of plan
        assets at end of year       $    198,964    $  189,319     $  163,316
                                       ===========     ==========     ==========

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)




                                              Defined Benefit Pension Plan                   Post-Retirement Medical Plan
                                                Year Ended December 31,                        Year Ended December 31,
                                       -------------------------------------------    -------------------------------------------
                                          2004           2003            2002            2004            2003            2002
                                       -----------     ----------     ------------    -----------     -----------     -----------
      Funded (unfunded)
       status                       $    (39,060)   $    (23,643)  $     (22,730)  $    (50,074)   $     (44,105)  $    (31,242)
      Unrecognized net
       actuarial loss                     50,682          41,777          51,943         14,532           13,715          4,361
      Unrecognized prior
       service cost                        1,464           2,095           2,727         (7,965)          (8,679)        (9,392)
      Unrecognized net
       obligation or (asset)
       at transition                     (10,599)        (12,113)        (13,627)
                                       -----------     ----------     ------------    -----------     -----------     -----------
       Prepaid (accrued)
        benefit cost                       2,487           8,116          18,313        (43,507)         (39,069)       (36,273)
      Additional minimum
       liability                         (24,158)        (16,419)        (22,549)
                                       -----------     ----------     ------------    -----------     -----------     -----------
      Prepaid benefit cost
       (accrued benefit
       liability)                        (21,671)         (8,303)         (4,236)       (43,507)         (39,069)       (36,273)
      Intangible asset                     1,464           2,095           2,727
       Accumulated other
       comprehensive
       income adjustments                 22,694          14,324          19,822
                                       -----------     ----------     ------------    -----------     -----------     -----------
      Net amount recognized         $      2,487    $      8,116   $      18,313   $    (43,507)   $     (39,069)  $    (36,273)
                                       ===========     ==========     ============    ===========     ===========     ===========

      Increase (decrease) in
       minimum liability
       included in other
       comprehensive
       income                       $     (5,440)   $      3,573   $     (12,884)
                                       ===========     ==========     ============




                                                         Expected Benefit Payments Year Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                                                                                         2010
                                                                                                                        through
                                          2005           2006            2007            2008            2009            2014
                                       -----------     ----------     ------------    -----------     -----------     -----------
      Defined benefit
        pension plan                $      7,567    $      7,881   $       8,341   $      8,968    $       9,682   $     61,557
      Post-retirement
        medical plan                       1,381           1,658           1,937          2,216            2,487         17,669


      During 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"), which made significant changes to the federal Medicare Program. The Act provides for drug benefits under a new Medicare Part D program.

      The measurement of the accumulated post-retirement benefit obligation and the net post-retirement benefit cost included in these financial statements do not reflect the effects that this legislation may have on the plan. Authoritative guidance on the accounting for this issue is currently pending and when issued, could require the Company to revise previously reported information.

      The accumulated benefit obligation for all defined benefit pension plans was $220,635 and $197,623 at December 31, 2004 and 2003, respectively.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


      The following table presents the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:


                                                       Years Ended December 31,                   Years Ended December 31,
                                                     Defined Benefit Pension Plan               Post-Retirement Medical Plan
                                              -------------------------------------------    -----------------------------------
                                                 2004             2003           2002          2004         2003         2002
                                              ------------     -----------    -----------    ---------    ---------     --------
      Components of net periodic
       benefit cost:
      Service cost                         $      8,576     $      8,269   $      8,977   $    2,891   $    2,046    $     3,516
      Interest cost                              13,317           12,275         11,406        2,735        2,269          3,138
      Expected return on
       plan assets                              (14,933)         (12,954)       (14,782)
      Amortization of transition
       obligation                                (1,514)          (1,514)        (1,514)                                     808
      Amortization of unrecognized
       prior service costs                          632              632            632         (713)        (713)           161
      Amortization of gain from
       earlier periods                            2,751            3,489                         664          261
                                              ------------     -----------    -----------    ---------    ---------     --------
      Net periodic benefit cost            $      8,829     $     10,197   $      4,719   $    5,577   $    3,863    $     7,623
                                              ============     ===========    ===========    =========    =========     ========

      The following table presents the assumptions used in determining benefit obligations for the years ended
      December 31, 2004, 2003 and 2002:

                                                           Pension Benefits                     Post-Retirement Medical Plan
                                              -------------------------------------------    -----------------------------------
                                                 2004             2003           2002          2004         2003         2002
                                              ------------     -----------    -----------    ---------    ---------     --------
      Discount rate                              6.00%            6.25%         6.75%          6.00%        6.25%         6.75%
      Expected return on
       plan asset                                8.00%            8.00%         8.00%
      Rate of compensation
       increase                                  3.19%           3.44%          3.92%         3.19%        3.44%          3.92%

       The Company-sponsored post-retirement medical plan (the "medical plan") provides health benefits to retired employees. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The Company made no contributions to this plan in 2004, 2003 or 2002.

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

       The following table presents what a one-percentage-point change would have on assumed health care cost trend rates:

                                                                                One Percentage            One Percentage
                                                                                Point Increase            Point Decrease
                                                                             ----------------------    ---------------------
      Increase (decrease) on total of service and interest cost
       on components                                                      $               529       $              (451)
      Increase (decrease) on post-retirement benefit obligation                         4,211                    (2,692)


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


       The following table presents how the Company's pension plan assets are invested at December 31, 2004 and 2003:

                                                                                             December 31,
                                                                             ----------------------------------------------
                        Asset Category:                                              2004                     2003
                                                                             ----------------------    --------------------
                          Equity securities                                            64%                     61%
                          Debt securities                                              29%                     25%
                          Other                                                         7%                     14%
                                                                             ----------------------    --------------------
                                 Total                                                100%                    100%
                                                                             ======================    ====================

       The following table presents the Company's target allocation for invested plan assets at December 31, 2005:

                        Asset Category:                                          December 31, 2005
                                                                             --------------------------
                          Equity securities                                              60%
                          Debt securities                                                30%
                          Other                                                          10%
                                                                             --------------------------
                                 Total                                                  100%
                                                                             ==========================

       The Company does not expect to make contributions to its pension plan in 2005.

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

       The Company sponsors a defined contribution 401(k) retirement plan, which provides eligible participants with the opportunity to defer up to 50% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2004, 2003 and 2002 totaled $7,363, $6,646 and $7,257, respectively.

       The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code.

       Participant deferrals, which are reflected in other liabilities, are $16,810 and $15,350 at December 31, 2004 and 2003, respectively. The participant deferrals earned interest at the average rate of 6.56% during 2004. The interest rate is based on the Moody's Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 7.25% to 8.3% for retired participants. Interest expense related to this plan was $1,184, $1,087 and $1,085 for the years ended December 31, 2004, 2003 and 2002, respectively.

       The Company has a deferred compensation plan for regional sales managers and individual sales managers and a deferred compensation plan for producers providing select regional group managers, individual sales managers and producers with the opportunity to participate in an unfunded deferred

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



       compensation program. Under this program, participants may defer compensation and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code.

       Effective January 1, 2005, this program will no longer accept deferrals. Participant deferrals, which are reflected in other liabilities, are $6,339 and $6,576 at December 31, 2004 and 2003, respectively. The participant deferrals earned interest at the average rate of 4.50% during 2004. The interest rate is based on an annual rate determined by the Company. The interest expense related to this plan was $291, $362 and $ 374 for the years ended December 31, 2004, 2003 and 2002, respectively.

       The Company has a non-qualified deferred compensation plan providing a select group of management or highly compensated individuals with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer a portion of their compensation and earn interest on the amount deferred. The program is not qualified under Section 401 of the Internal Revenue Code.

       Participant deferrals, which are reflected in other liabilities, are $9,246 and $8,435 at December 31, 2004 and 2003, respectively. Participant deferrals earned interest at rates ranging from 1.11% to 20.84% during 2004. The interest rate is based on the rates earned on the investments elected by the participants.

       The Company also provides a supplemental executive retirement plan to certain key executives. This plan provides key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The expense for this plan was $2,966, $3,073 and 2,494 for the years ended December 31, 2004, 2003 and 2002, respectively. The total liability of $27,185 and $24,942 at December 31, 2004 and 2003, respectively, is included in other liabilities.

11.    FEDERAL INCOME TAXES

       The following table presents a reconciliation between the statutory federal income tax rate and the Company's effective income tax rate for the years 2004, 2003 and 2002:


                                                                      2004                  2003                  2002
                                                                -----------------     -----------------      ----------------
      Statutory federal income tax rate                                35.0        %        35.0          %        35.0         %
      Tax effect of:
       Reduction in tax contingency                                    (0.3)                (2.1)                  (3.3)
       Investment income not subject to federal tax                    (1.3)                (2.1)                  (1.4)
       Tax credits                                                     (2.4)                                       (0.2)
       Other, net                                                        .5                  1.8                    1.4
                                                                -----------------     -----------------      ----------------
       Effective income tax rate                                       31.5        %        32.6          %        31.5         %
                                                                =================     =================      ================

       The Company has reduced its liability in each of the last three years for tax contingencies due to the completion of Internal Revenue Service examinations.

       Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)




                                                                                   December 31,
                                                      ------------------------------------------------------------------------
                                                                    2004                                  2003
                                                      ----------------------------------    ----------------------------------
                                                         Deferred          Deferred           Deferred            Deferred
                                                           Tax                Tax                Tax                Tax
                                                          Asset            Liability            Asset            Liability
                                                      ---------------    --------------     --------------     ---------------
      Policyholder reserves                        $      334,357     $                  $       358,014    $
      Deferred policy acquisition costs                                      127,563                                 96,067
      Deferred acquisition cost proxy tax                 137,867                                126,662
      Investment assets                                                      242,297                                277,358
      Other                                                36,481                                  8,720
                                                      ---------------    --------------     --------------     ---------------
               Total deferred taxes                $      508,705     $      369,860     $       493,396    $       373,425
                                                      ===============    ==============     ==============     ===============

       Amounts included for investment assets above include $75,726 and $74,326 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2004 and 2003, respectively.

       Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account at December 31, 2004 is $7,742 and the Company does not anticipate any transactions, which would cause any part of the amount to become taxable. Accordingly, no provision has been made for possible future federal income taxes on this accumulation.

12.    OTHER COMPREHENSIVE INCOME


       The following table presents the composition of other comprehensive income for the year ended December 31, 2004:


                                                                                      Tax
                                                                Before Tax          (Expense)           Net of Tax
                                                                  Amount             Benefit              Amount
                                                           -----------------    -----------------    -----------------
      Unrealized gains on available-for-sale
       securities:
      Net changes during the year related to
       cash flow hedges                                 $         7,326      $        (2,564)     $        4,762
      Unrealized holding gains (losses) arising
       during the period                                        (12,706)               4,448              (8,258)
      Less: reclassification adjustment for
       (gains) losses realized in net income                    (35,908)              12,567             (23,341)
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                             (41,288)              14,451             (26,837)
      Reserve and deferred policy acquisition costs
       adjustment                                                35,773              (12,521)             23,252
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                              (5,515)               1,930              (3,585)
      Minimum pension liability adjustment                       (8,370)               2,930              (5,440)
                                                           -----------------    -----------------    -----------------
      Other comprehensive income (loss)                 $       (13,885)     $         4,860      $       (9,025)
                                                           =================    =================    =================



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



      The following table presents the composition of other comprehensive income for the year ended December 31, 2003:

                                                                                      Tax
                                                               Before-Tax           (Expense)           Net-of-Tax
                                                                Amount               Benefit              Amount
                                                           -----------------    -----------------    -----------------
      Unrealized gains on available-for-sale
       securities:
      Net changes during the year related to
       cash flow hedges                                 $        (18,159)    $          6,356     $        (11,803)
      Unrealized holding gains (losses) arising
       during the period                                          12,967               (4,538)               8,429
      Less:  reclassification adjustment for
       (gains) losses realized in net income                     (22,824)               7,989              (14,835)
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                              (28,016)               9,807              (18,209)
      Reserve and deferred policy acquisition costs
       adjustment                                                (12,553)               4,393               (8,160)
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                              (40,569)              14,200              (26,369)
      Minimum pension liability adjustment                         5,498               (1,925)               3,573
                                                           -----------------    -----------------    -----------------
      Other comprehensive income (loss)                 $        (35,071)    $         12,275     $        (22,796)
                                                           =================    =================    =================

      The following table presents the composition of other comprehensive income for the year ended December 31, 2002:

                                                                                      Tax
                                                               Before-Tax           (Expense)           Net-of-Tax
                                                                 Amount             or Benefit            Amount
                                                           -----------------    -----------------    -----------------
      Unrealized gains on available-for-sale
       securities:
      Net changes during the year related to
       cash flow hedges                                 $        (7,486)     $         2,620      $         (4,866)
      Unrealized holding gains (losses) arising
       during the period                                        192,079              (67,290)              124,789
      Less:  reclassification adjustment for
        (gains) losses realized in net income                    (8,004)               2,802                (5,202)
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                             176,589              (61,868)              114,721
      Reserve and deferred policy acquisition
       costs adjustment                                         (42,681)              14,953               (27,728)
                                                           -----------------    -----------------    -----------------
      Net unrealized gains (losses)                             133,908              (46,915)               86,993
      Minimum pension liability adjustment                      (19,822)               6,938               (12,884)
                                                           -----------------    -----------------    -----------------
      Other comprehensive income (loss)                 $       114,086      $       (39,977)     $         74,109
                                                           =================    =================    =================


13.    STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS AND OTHER MATTERS

       At December 31, 2004 and 2003, the Company had 1,500 authorized shares each of Series A, Series B, Series C and Series D cumulative preferred stock; and 2,000,000 authorized shares of non-cumulative preferred stock.

       Dividends in the amount of $163,230, $75,711 and $170,572, were paid on common stock in 2004, 2003 and 2002, respectively. Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices, for years ended December 31, 2004, 2003 and 2002 are as follows:

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



                                                     Year Ended December 31,
                                     --------------------------------------------------------
                                          2004                 2003                2002
                                     ----------------    -----------------    ---------------
                                       (Unaudited)
      Net income (loss)           $        402,341    $        (75,626)    $       205,749
      Capital and surplus                1,477,425           1,281,191           1,292,292


       The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory surplus and statutory net gain from operations. Unaudited statutory surplus and net gains from operations at December 31, 2004 were $1,477,425 and 496,470, respectively. The Company should be able to pay up to $496,470 (unaudited) of dividends in 2005.

14.    STOCK OPTIONS

       The Parent has a stock option plan (the "Lifeco plan") that provides for the granting of options of its common shares to certain officers and employees of its subsidiaries, including the Company. Options may be granted with exercise prices not less than the market price on the date of the grant. Termination of employment prior to vesting results in the forfeiture of the options. The stock of Power Financial Corporation ("PFC"), which is the parent corporation of Lifeco, and Lifeco split on July 21, 2004 and October 4, 2004, respectively. All prior year numbers have been restated to reflect the stock splits. As of December 31, 2004, 2003 and 2002, stock available for award to Company employees under the Lifeco plan aggregated 5,588,588, 6,068,688 and 7,834,688 shares, respectively.

       The Lifeco plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the Lifeco plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vested and became exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2004 and expire ten years from the date of grant. Variable options granted to Company employees totaling 556,000 and 3,664,000 in 1998 and 1997, respectively, became exercisable, if certain cumulative financial targets were attained by the end of 2001. A total of 351,022 options vested and became exercisable. The exercise period runs from June 26, 2007

       Additional variable options granted in 2004, 2003, 2001, 2000 and 1998 totaling 0, 200,000, 160,000, 240,000 and 760,000 shares, respectively, become exercisable if certain sales or financial targets are attained. During 2004, 2003 and 2002, none of these options vested and accordingly, the Company did not recognize compensation expense. If exercisable, the exercise period expires ten years from the date of grant.

       The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding and the weighted-average exercise price (the "WAEP") for 2004, 2003 and 2002. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:


                                                 2004                           2003                          2002
                                       --------------------------     --------------------------   ----------------------------
                                         Options          WAEP          Options         WAEP         Options           WAEP
       ---------------------------     -------------     ---------    ------------    ----------   -------------     ----------
       Outstanding, Jan. 1                 7,754,314 $     8.09         8,894,290 $     6.83        12,796,298   $     5.83
         Granted                             242,000      18.96         1,706,000     13.41           349,000        11.08
         Exercised                         1,248,834       6.65           972,352      5.43         2,718,982         3.58
         Expired or canceled                 473,276      14.36         1,873,624      6.98         1,532,026         5.51
                                       ------------     ---------      ----------    ----------   -------------     ----------
       Outstanding, Dec 31                 6,274,204 $    11.87         7,754,314 $   10.29         8,894,290   $     6.83
                                       =============    =========     ===========    ==========   =============     ==========

         Options exercisable
         At year-end                      4,195,804  $     9.98          4,554,584 $     8.09         4,243,276   $     5.84
                                       ============     =========     ============    ==========   =============     ==========



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


                                                 2004                           2003                           2002
                                         Options          WAEP          Options         WAEP          Options          WAEP
       Weighted average
         fair value of
         options granted
         during year               $      4.80                    $      3.49                    $     3.73
                                       ============                   ============                  ============

       The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2004:


                                                    Outstanding                                   Exercisable
                                 --------------------------------------------------     ---------------------------------
                                                       Average          Average                               Average
             Exercise                Options             Life           Exercise            Options           Exercise
           Price Range             Outstanding        Remaining          Price            Outstanding          Price
       ---------------------     ----------------    -------------    -------------     ----------------    -------------
          $3.53 - $6.76                686,800           1.93      $       4.84               686,800    $        4.84
          $8.42 - $11.22             2,494,304           4.99              9.24             2,401,704             9.25
         $14.28 - $20.93             3,093,100           7.60             15.55             1,107,300            14.75

       Of the exercisable Lifeco options, 3,870,404 relate to fixed option grants and 325,400 relate to variable grants.

       Power Financial Corporation ("PFC"), which is the parent corporation of Lifeco, has a stock option plan (the "PFC plan") that provides for the granting of options for its common shares to key employees of PFC and its affiliates. Prior to the creation of the Lifeco plan in 1996, certain officers of the Company participated in the PFC plan.

       The following table summarizes the status of, and changes in, the PFC plan options granted to Company officers and their WAEP for 2004, 2003 and 2002. As the options granted relate to Canadian stock, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:


                                                2004                         2003                          2002
                                       ------------------------    --------------------------    --------------------------
                                         Options        WAEP         Options          WAEP         Options          WAEP
                                       ------------   ---------    -------------    ---------    -------------    ---------
      Outstanding, Jan 1,                    0      $    0.00            0       $     0.00           140,000  $     1.08
        Exercised                            0           0.00            0             0.00          (140,000)       1.11
                                       ------------   ---------    -------------    ---------    -------------    ---------
      Outstanding, Dec 31,                   0           0.00            0       $     0.00                 0  $     0.00
                                       ============   =========    =============    =========    =============    =========
      Options exercisable
        at year-end                          0      $    0.00            0       $     0.00                 0  $     0.00
                                       ------------   ---------    -------------    ---------    -------------    ---------

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                   Granted During The Year Ended December 31,
                                                             --------------------------------------------------------
                                                                  2004                 2003                2002
                                                             ----------------    -----------------    ---------------
      Dividend yield                                              2.58%                 2.81%              2.45%
      Expected volatility                                        24.64%                26.21%             31.67%
      Risk free interest rate                                     4.33%                 4.48%              5.13%
      Expected duration                                         6.7 years            7 years             7 years

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


15.    SEGMENT INFORMATION

       The Company has two reportable segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets group life and health insurance to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to individuals, public and not-for-profit employers and corporations, and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

       The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance of its reportable segments based on their profitability from operations after income taxes.

       The Company's operations are not materially dependent on one or a few customers, brokers or agents.

       The following table summarizes segment financial information for the year ended and as of December 31, 2004:


                                                                               Year Ended December 31, 2004
                                                              ---------------------------------------------------------------
                                                                 Great-West             Financial
      Operations:                                                Healthcare              Services                Total
                                                              ------------------    -------------------    ------------------
      Revenue:
       Premium income                                      $        261,957      $        311,303       $         573,260
       Fee income                                                   649,113               266,531                 915,644
       Net investment income                                         46,253               987,054               1,033,307
       Realized investment gains                                     15,248                42,699                  57,947
                                                              ------------------    -------------------    ------------------
      Total revenue                                                 972,571             1,607,587               2,580,158
                                                              ------------------    -------------------    ------------------
      Benefits and Expenses:
       Benefits                                                      68,306             1,067,499               1,135,805
       Operating expenses                                           680,563               287,150                 967,713
                                                              ------------------    -------------------    ------------------
      Total benefits and expenses                                   748,869             1,354,649               2,103,518
                                                              ------------------    -------------------    ------------------
      Net operating income before income taxes                      223,702               252,938                 476,640
      Income taxes                                                   74,541                75,679                 150,220
                                                              ------------------    -------------------    ------------------
      Net income                                           $        149,161      $        177,259       $         326,420
                                                              ==================    ===================    ==================

                                                                                    December 31, 2004
                                                              ---------------------------------------------------------------
      Assets:                                                    Great-West             Financial
                                                                 Healthcare              Services                Total
                                                              ------------------    -------------------    ------------------
      Investment assets                                    $        1,564,644    $       18,088,365     $      19,653,009
      Other assets                                                    274,914             2,982,571             3,257,485
      Separate account assets                                                            14,155,397            14,155,397
                                                              ------------------    -------------------    ------------------
      Total assets                                         $        1,839,558    $       35,226,333     $      37,065,891
                                                              ==================    ===================    ==================



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)



      The following table summarizes segment financial information for the year ended and as of December 31, 2003:

                                                                               Year Ended December 31, 2003
                                                              ---------------------------------------------------------------
                                                                 Great-West             Financial
      Operations:                                                Healthcare              Services                Total
                                                              ------------------    -------------------    ------------------
      Revenue:
       Premium income                                      $         838,194     $        1,414,703     $       2,252,897
       Fee income                                                    607,369                232,703               840,072
       Net investment income                                          72,191                916,209               988,400
       Realized investment gains                                      10,340                 29,220                39,560
                                                              ------------------    -------------------    ------------------
      Total revenue                                                1,528,094              2,592,835             4,120,929
                                                              ------------------    -------------------    ------------------
      Benefits and Expenses:
       Benefits                                                      567,603              2,116,001             2,683,604
       Operating expenses                                            699,146                266,538               965,684
                                                              ------------------    -------------------    ------------------
      Total benefits and expenses                                  1,266,749              2,382,539             3,649,288
                                                              ------------------    -------------------    ------------------

      Net operating income before income taxes                       261,345                210,296               471,641
      Income taxes                                                    88,104                 65,516               153,620
                                                              ------------------    -------------------    ------------------
      Net income                                           $         173,241     $          144,780     $         318,021
                                                              ==================    ===================    ==================

                                                                                    December 31, 2003
                                                              ---------------------------------------------------------------

      Assets:                                                    Great-West             Financial
                                                                 Healthcare              Services                Total
                                                              ------------------    -------------------    ------------------
      Investment assets                                    $       1,351,871     $       18,347,959     $      19,699,830
      Other assets                                                   275,005              3,459,820             3,734,825
      Separate account assets                                                            13,175,480            13,175,480
                                                              ------------------    -------------------    ------------------
      Total assets                                         $       1,626,876     $       34,983,259     $      36,610,135
                                                              ==================    ===================    ==================

       The following table summarizes segment financial information for the year ended and as of December 31, 2002:

                                                                              Year Ended December 31, 2002
                                                             ---------------------------------------------------------------
                                                                Great-West              Financial
      Operations:                                               Healthcare              Services                Total
                                                             ------------------     ------------------     -----------------
      Revenue:
       Premium income                                     $          960,191     $        159,904       $       1,120,095
       Fee income                                                    660,423              223,139                 883,562
       Net investment income                                          67,923              851,442                 919,365
       Realized investment gains                                       8,918               32,708                  41,626
                                                             ------------------     ------------------     -----------------
      Total revenue                                                1,697,455            1,267,193               2,964,648
                                                             ------------------     ------------------     -----------------
      Benefits and Expenses:
       Benefits                                                      761,481              831,272               1,592,753
       Operating expenses                                            732,472              225,671                 958,143
                                                             ------------------     ------------------     -----------------
      Total benefits and expenses                                  1,493,953            1,056,943               2,550,896
                                                             ------------------     ------------------     -----------------

      Net operating income before income taxes                       203,502              210,250                 413,752
      Income taxes                                                    67,198               63,017                 130,215
                                                             ------------------     ------------------     -----------------
      Net income                                          $          136,304     $        147,233       $         283,537
                                                             ==================     ==================     =================


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In Thousands, Except Share Amounts)


      The following table, which summarizes premium and fee income by segment, represents supplemental information for the years ended December 31, 2004, 2003 and 2002:

                                                                                  Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                                    2004                   2003                   2002
                                                              ------------------    -------------------    -------------------
      Premium Income:
      Great-West Healthcare:
      Group Life & Health                                  $        261,957      $        838,194       $        960,191
                                                              ------------------    -------------------    -------------------
               Total Great-West Healthcare                          261,957               838,194                960,191
                                                              ------------------    -------------------    -------------------
      Financial Services:
      Retirement Services                                             1,640                   824                     15
      Individual Markets                                            309,663             1,413,879                159,889
                                                             -------------------    -------------------     ------------------
               Total Financial Services                             311,303             1,414,703                159,904
                                                              ------------------    -------------------    -------------------
      Total premium income                                 $        573,260      $      2,252,897       $      1,120,095
                                                              ==================    ===================    ===================

                                                                                  Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                                    2004                   2003                   2002
                                                              ------------------    -------------------    -------------------
      Fee Income:
      Great-West Healthcare:
      Group Life & Health (uninsured plans)                $        649,113      $        607,369       $        660,423
                                                              ------------------    -------------------    -------------------
               Total Great-West Healthcare                          649,113               607,369                660,423
                                                              ------------------    -------------------    -------------------
      Financial Services:
      Retirement Services                                           226,958               199,374                196,972
      Individual Markets                                             39,573                33,329                 26,167
                                                              ------------------    -------------------    -------------------
               Total Financial Services                             266,531               232,703                223,139
                                                              ------------------    -------------------    -------------------
      Total fee income                                     $        915,644      $        840,072       $        883,562
                                                              ==================    ===================    ===================

16.   OBLIGATIONS RELATING TO DEBT AND LEASES

      The Company enters into operating leases primarily for office space. The following table shows, as of December 31, 2004, scheduled related party debt repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years 2005 through 2009.



                                       2005          2006            2007          2008            2009         Thereafter
                                     ----------    ----------     -----------    ----------     -----------    --------------
      Related party notes         $             $    25,000    $              $              $              $      195,000
      Operating leases                21,968        19,471           17,935       17,463           16,019            7,279
                                     ----------    ----------     -----------    ----------     -----------    --------------
      Total contractual
       obligations                $   21,968    $   44,471     $     17,935   $   17,463     $     16,019   $      202,279
                                     ==========    ==========     ===========    ==========     ===========    ==============

17.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company's financial position or the results of its operations.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTAL INSURANCE INFORMATION
                                 (In Thousands)


                                                                                          Financial
                                                                     Healthcare           Services
As of and for the year ended December 31, 2004                        Segment              Segment              Total
----------------------------------------------
                                                                  -----------------    ----------------    -----------------
Deferred policy acquisition costs                               $                    $       301,603     $       301,603
Future policy benefits, losses, claims, expenses                        323,975           17,580,163          17,904,138
Unearned premiums                                                        37,749                  432              38,181
Other policy claims and benefits payable                                564,623              434,622             999,245
Premium income                                                          261,957              311,303             573,260
Net investment income                                                    46,253              987,054           1,033,307
Benefits, claims, losses and settlement expenses                         68,306            1,067,499           1,135,805
Amortization of deferred policy acquisition costs                                             40,536              40,536
Other operating expenses                                                680,563              287,150             967,713


                                                                                          Financial
                                                                     Healthcare           Services
As of and for the year ended December 31, 2003                        Segment              Segment              Total
----------------------------------------------
                                                                  -----------------    ----------------    -----------------
Deferred policy acquisition costs                               $                    $       284,866     $       284,866
Future policy benefits, losses, claims, expenses                        569,425           18,051,633          18,621,058
Unearned premiums                                                        28,475                  545              29,020
Other policy claims and benefits payable                                623,337              429,965           1,053,302
Premium income                                                          838,194            1,414,703           2,252,897
Net investment income                                                    72,191              916,209             988,400
Benefits, claims, losses and settlement expenses                        567,603            2,116,001           2,683,604
Amortization of deferred policy acquisition costs                                             36,283              36,283
Other operating expenses                                                699,146              266,538             965,684


                                                                                          Financial
                                                                     Healthcare           Services
For the year ended December 31, 2002                                  Segment              Segment              Total
------------------------------------
                                                                  -----------------    ----------------    -----------------
Premium income                                                  $       960,191      $       159,904     $     1,120,095
Net investment income                                                    67,923              851,442             919,365
Benefits, claims, losses and settlement expenses                        761,481              831,272           1,592,753
Amortization of deferred policy acquisition costs                                             38,707              38,707
Other operating expenses                                                732,472              225,671             958,143


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Company's independent accountants nor disagreements on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

         Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective at the reasonable assurance level in ensuring that information relating to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       IDENTIFICATION OF DIRECTORS

                                                      Served as
                                                       Director                  Principal Occupation(s)
                  Director                 Age          from:                      for last Five Years
        ------------------------------    -------    -------------    ----------------------------------------------
        James Balog                         76           1993         Corporate Director
        (1)(2)(4)

        James W. Burns, O.C.                75           1991         Director Emeritus, Power Corporation and
        (1)(2)(5)                                                     Power Financial


        Orest T. Dackow                     68           1991         Corporate Director since April 2000;
        (1)(2)(5)                                                     previously President and Chief
                                                                      Executive Officer, Lifeco

        Andre Desmarais, O.C.               48           1997         President and Co-Chief Executive
        (1)(2)(4)(5)(6)                                               Officer, Power Corporation; Deputy
                                                                      Chairman, Power Financial

        Paul Desmarais, Jr., O.C.           50           1991         Chairman and Co-Chief Executive
        (1)(2)(4)(5)(6)                                               Officer, Power Corporation; Chairman,
                                                                      Power Financial

        Robert Gratton                      61           1991         Chairman of the Board of the Company;
        (1)(2)(4)(5)                                                  President and Chief Executive Officer,
                                                                      Power Financial; Chairman of the Boards
                                                                      of Lifeco, Great-West Life,
                                                                      Canada Life and London Life Insurance Company

        Kevin P. Kavanagh, C.M.             72           1986         Corporate Director; Chancellor Emeritus,
        (1)(3)(5)                                                     Brandon University

        William Mackness                    66           1991         Corporate Director
        (1)(2)

        William T. McCallum                 62           1990         President and Chief Executive Officer of
        (1)(2)(5)                                                     the Company; Co-President and Chief
                                                                      Executive Officer, Lifeco

        Jerry E.A. Nickerson                68           1994         Chairman of the Board, H.B. Nickerson &
        (3)(5)                                                        Sons Limited (a management and
                                                                      holding company)

        David A. Nield                      66           2003         Corporate Director; previously Chairman and
        (1)(2)(5)                                                     Chief Executive Officer, Canada Life

        Michel Plessis-Belair,              62           1991         Vice Chairman and Chief Financial
        F.C.A.(1)(2)(3)(5)                                            Officer, Power Corporation; Executive
                                                                      Vice President and Chief Financial
                                                                      Officer, Power Financial

        Brian E. Walsh                      51           1995         Managing Partner, QVan Capital, LLC
        (1)(2)(3)(4)                                                  (a merchant banking company)


         (1)  Member of the Executive Committee
         (2)  Member of the Investment and Credit Committee
         (3)  Member of the Audit Committee
         (4)  Member of the Compensation Committee
         (5)  Also a director of Great-West Life
         (6)  Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

            J. Balog              Transatlantic Holdings, Inc.

            P. Desmarais, Jr.     SUEZ
                                  TOTAL S.A.

            W.T. McCallum         Maxim Series Fund, Inc.
                                  Great-West Variable Annuity Account A

B.       IDENTIFICATION OF EXECUTIVE OFFICERS


                                                      Served as
                                                      Executive
                                                       Officer                   Principal Occupation(s)
              Executive Officer             Age         from:                      for last Five Years
        -------------------------------    ------    -------------    ----------------------------------------------
        William T. McCallum                 62           1984         President and Chief Executive Officer
          President and Chief                                         of the Company; Co-President
          Executive Officer                                           and Chief Executive Officer,
                                                                      Lifeco

        Mitchell T.G. Graye                 49           1997         Executive Vice President and Chief
          Executive Vice                                              Financial Officer of the Company
          President and Chief
          Financial Officer

        Richard F. Rivers                   51           2002         Executive Vice-President, Healthcare
          Executive Vice President,                                   of the Company since August
          Healthcare                                                  2002; previously Senior Vice President,
                                                                      PacifiCare Health System from August 2002;
                                                                      previously Chief Operating Officer, Blue
                                                                      Cross/Blue Shield Georgia

        Douglas L. Wooden                   48           1991         Executive Vice President, Financial
          Executive Vice                                              Services of the Company
          President,
          Financial Services

        S. Mark Corbett                     45           2001         Senior Vice President,
          Senior Vice President,                                      Investments of the Company
          Investments

        Glen R. Derback                     53           2003         Senior Vice President and Controller of the
          Senior Vice President                                       Company
          and Controller

        Terry L. Fouts                      61           2003         Senior Vice President and Chief Medical
          Senior Vice President and                                   Officer of the Company since May 2003;
          Chief Medical Officer                                       previously National Medical Director for
                                                                      Clinical Cost Management, Aetna U.S.
                                                                      Healthcare from May 2001; previously Global
                                                                      Medical Director for Cigna International

        John R. Gabbert                     50           2000         Senior Vice President and Chief
          Senior Vice President                                       Information Officer, Healthcare
          and Chief Information                                       of the Company since April 2000;
          Officer, Healthcare                                         previously Vice President, Information
                                                                      Technology, AT&T Broadband

        Donna A. Goldin                     57           1996         Senior Vice President, Healthcare
          Senior Vice President,                                      Operations of the Company
          Healthcare Operations

        Wayne T. Hoffmann                   49           2001         Senior Vice President,
          Senior Vice President,                                      Investments of the Company
          Investments

        D. Craig Lennox                     57           1984         Senior Vice President, General Counsel
          Senior Vice President,                                      and Secretary of the Company
          General Counsel and
          Secretary

        James L. McCallen                   54           2003         Senior Vice President and Actuary of the
          Senior Vice President and                                   Company
          Actuary

        Graham R. McDonald                  58           2003         Senior Vice President, Corporate
          Senior Vice President,                                      Administration of the Company
          Corporate Administration

        Charles P. Nelson                   44           1998         Senior Vice President, Retirement Services
          Senior Vice President,                                      of the Company
          Retirement Services

        Deborah L. Origer                   48           2002         Senior Vice President, Healthcare
          Senior Vice President,                                      Management of the Company since
          Healthcare Management                                       November 2002; previously Chief Strategy
                                                                      Officer, Providence Health System

        Martin Rosenbaum                    52           1997         Senior Vice President, Healthcare Finance
          Senior Vice President,                                      of the Company
          Healthcare Finance

        Gregory E. Seller                   51           1999         Senior Vice President,
          Senior Vice President,                                      Government Markets of the Company
          Government Markets

        Robert K. Shaw                      49           1998         Senior Vice President,
          Senior Vice President,                                      Individual Markets of the Company
          Individual Markets

        Mark L. Stadler                     51           2003         Senior Vice President, U.S. Markets of the
          Senior Vice President,                                      Company since March 2003; previously
          U.S. Markets                                                Principal, Mercer Human Resource
                                                                      Consulting

        Douglas J. Stefanson                49           2003         Senior Vice President, Healthcare
          Senior Vice President,                                      Underwriting of the Company
          Healthcare Underwriting

        George D. Webb                      61           1999         Senior Vice President, P/NP Operations of
          Senior Vice President,                                      the Company
          P/NP Operations


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



ITEM 11. EXECUTIVE COMPENSATION

A.       SUMMARY COMPENSATION TABLE

         The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2004, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively the Named Executive Officers) for the three most recently completed fiscal years.




                                                                                                      Long-term
                                                               Annual Compensation                      Awards
         -------------------------------- ---------- ---------------------------------------- ------------------------
                    Name and                Year           Salary               Bonus              Options(1)(2)
               Principal Position
                                                             ($)                 ($)                    (#)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         W.T. McCallum                      2004           972,596            1,000,000                 ---
         President and Chief Executive      2003           903,333              915,000                 ---
         Officer                                                                400,000(3)
                                            2002           880,000               ---                    ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         D.L. Wooden                        2004           587,750              444,000                 ---
         Executive Vice President,          2003           568,750              200,000(3)            100,000(6)
         Financial Services                 2002           550,000              343,750                 ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         R.F. Rivers(4)                     2004           562,700             427,500                  ---
         Executive Vice President,          2003           530,600             515,000                  ---
         Healthcare                         2002           185,600(5)          225,000                240,000

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         M.T.G. Graye                       2004           506,250             382,500                  ---
         Executive Vice President           2003           490,000             371,250                100,000(6)
         and Chief Financial Officer                                           200,000(3)
                                            2002           457,000             237,500                  ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------
         C.P. Nelson                        2004           412,000             247,200                  ---
         Senior Vice President,             2003           359,120             118,000                  ---
         Retirement Services                                                    75,000(7)
                                            2002           312,000             181,900                  ---

         -------------------------------- ---------- -------------------- ------------------- ------------------------


         (1) The options set out are options for common shares of Lifeco that are granted by Lifeco pursuant to the Lifeco Stock Option Plan (Lifeco Options). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.
         (2) After giving effect to the October 6, 2004 two-for-one subdivision of Lifeco common shares.
         (3) Special bonus paid in respect of the acquisition of Canada Life.
         (4) Mr. Rivers joined the Company in August 2002.
         (5) Mr. Rivers' annualized salary for 2002 was $500,000.
         (6) These Lifeco Options are contingent upon the attainment of certain financial targets.
         (7) Special bonus paid in respect of business acquisitions.


B.       OPTIONS

         There were no options granted to the Named Executive Officers during the most recently completed fiscal year.

         The Great-West Lifeco Stock Option Plan was created effective April 24, 1996. The following table describes all Lifeco Options exercised in 2004, and all unexercised Lifeco Options held as of December 31, 2004, by the Named Executive Officers. Lifeco Options are issued with an exercise price in Canadian dollars. Year-end Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.20.



                            AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND
                                         FISCAL YEAR-END OPTION VALUES

        -------------------- ----------- ------------- ------------------------------ -----------------------------
                                                                                      Value of unexercised in-the-
                                                          Unexercised options at        money options at fiscal
                                                              fiscal year-end                   year-end
                                                                    (#)                           ($)
        -------------------- ----------- ------------- ------------------------------ -----------------------------
                               Shares
                              acquired
                                 on         Value
                              exercise     Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
               Name             (#)          ($)
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        W.T. McCallum          38,400      560,828      1,100,000          ---         14,279,409        ---
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        D.L. Wooden            87,100     1,323,413      672,902         100,000       9,425,630       606,679
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        R.F. Rivers             ---          ---          96,000         144,000        760,112       1,140,168
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        M.T.G. Graye          264,000     4,118,025      334,002         132,000       4,106,691       851,162
        -------------------- ----------- ------------- ------------- ---------------- ------------- ---------------
        C.P. Nelson           144,000     1,576,753       24,000         96,000         191,189        764,756
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


                                                               PENSION PLAN TABLE

                              --------------------------------------------------------------------------------------
                                                                Years of Service
                              --------------------------------------------------------------------------------------

            Remuneration
                 ($)                15                20               25                30               35
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                400,000            120,000          160,000            200,000          240,000          240,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                600,000            180,000          240,000            300,000          360,000          360,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
                800,000            240,000          320,000            400,000          480,000          480,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,000,000            300,000          400,000            500,000          600,000          600,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,200,000           360,000           480,000           600,000          720,000           720,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,400,000           420,000          560,000            700,000          840,000           840,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,600,000           480,000          640,000            800,000          960,000           960,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              1,800,000           540,000          720,000            900,000        1,080,000         1,080,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              2,000,000           600,000          800,000          1,000,000        1,200,000         1,200,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              2,200,000           660,000          880,000          1,100,000        1,320,000         1,320,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------
              2,400,000           720,000          960,000          1,200,000        1,440,000         1,440,000
         -------------------- ---------------- ----------------- ---------------- ----------------- ----------------

         The Named Executive Officers have the following years of service, as of December 31, 2004.


         ------------------------------------------------------ ----------------------------------------------------
                                 Name                                            Years of Service
         ------------------------------------------------------ ----------------------------------------------------
         W.T. McCallum                                                                  39
         ------------------------------------------------------ -----------------------------------------------------
         D.L. Wooden                                                                    14
         ------------------------------------------------------ ----------------------------------------------------
         R.F. Rivers                                                                     2
         ------------------------------------------------------ ----------------------------------------------------
         M.T.G. Graye                                                                   11
         ------------------------------------------------------ ----------------------------------------------------
         C.P. Nelson                                                                    21
         ------------------------------------------------------ ----------------------------------------------------

         W.T. McCallum is entitled, upon election, to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For D.L. Wooden, R.F. Rivers, M.T.G. Graye and C.P. Nelson, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

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

E.       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive compensation is determined by the Company's
         Compensation Committee.  Messrs. Gratton, Balog, A. Desmarais,
         P. Desmarais, Jr., and Walsh serve on the Committee. None of these individuals are either current or former officers or employees of the Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information, as of March 1, 2005, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

           (1) 100% of the Company's 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

           (2) 100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 900, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 3N2.

           (3) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by GWL&A Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

           (4) 100% of the outstanding common shares of GWL&A Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

           (5) 74.9% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

           (6) 66.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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


B.       SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2005, by
         (i) the directors of the Company; (ii) the Named Executive Officers; and (iii) the directors and executive officers of the Company as a group.


         -------------------------- ---------------------------- -------------------------- ------------------------
                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
                 Directors                      (1)                         (2)                       (3)
         -------------------------- ---------------------------- -------------------------- ------------------------
         J. Balog                               ---                         ---                       ---
         -------------------------- ---------------------------- -------------------------- ------------------------
         J.W. Burns                           307,318                     16,000                   1,051,280
         -------------------------- ---------------------------- -------------------------- ------------------------
         O.T. Dackow                          163,284                       ---                       ---
         -------------------------- ---------------------------- -------------------------- ------------------------
         A. Desmarais                         103,318                     43,200                    795,787
                                                                                               3,800,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         P. Desmarais, Jr.                    87,318                        ---                     138,648
                                                                                               3,780,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         R. Gratton                           664,992                   11,180,000                   34,370
                                                                     3,000,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         K.P. Kavanagh                        20,104                        ---                       ---
                                    4,000 Preferred (Series D)
         -------------------------- ---------------------------- -------------------------- ------------------------
         W. Mackness                           2,000                        ---                       ---
         -------------------------- ---------------------------- -------------------------- ------------------------
         W.T. McCallum                        163,936                       ---                       ---
                                         1,100,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         J.E.A. Nickerson                      1,500                      10,200                     14,429
         -------------------------- ---------------------------- -------------------------- ------------------------
         D.A. Nield                           56,848                        ---                       ---
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         -------------------------- ---------------------------- -------------------------- ------------------------
         M. Plessis-Belair                    40,000                       6,000                    203,798
                                                                                                470,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         B.E. Walsh                             ---                         ---                       ---
         -------------------------- ---------------------------- -------------------------- ------------------------




         -------------------------- ---------------------------- -------------------------- ------------------------
                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
              Named Executive                   (1)                         (2)                       (3)
                 Officers
         -------------------------- ---------------------------- -------------------------- ------------------------
         W.T. McCallum                        163,936                       ---                       ---
                                         1,100,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         D.L. Wooden                            ---                       226,000                     ---
                                          672,902 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         R.F. Rivers                            ---                         ---                       ---
                                          96,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         M.T.G. Graye                          3,508                      100,000                     ---
                                          334,002 options
         -------------------------- ---------------------------- -------------------------- ------------------------
         C.P. Nelson                          58,910                        ---                       ---
                                          24,000 options
         -------------------------- ---------------------------- -------------------------- ------------------------




         -------------------------- ---------------------------- -------------------------- ------------------------
                                                                      Power Financial          Power Corporation
                                      Great-West Lifeco Inc.            Corporation                of Canada
         -------------------------- ---------------------------- -------------------------- ------------------------
               Directors and
            Executive Officers                  (1)                         (2)                       (3)
                as a Group
         -------------------------- ---------------------------- -------------------------- ------------------------
                                             1,968,862                  11,763,800                 2,239,912
                                         3,893,504 options           3,000,000 options         8,050,000 options
                                    4,000 Preferred (Series D)
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         -------------------------- ---------------------------- -------------------------- ------------------------


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

         The number of common shares and exercisable options for common shares of Power Financial Corporation held by Robert Gratton represents 2% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

         The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by Andre Desmarais represents 1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 2.5% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

         None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

A.       PRINCIPAL ACCOUNTING FEES

         For the years ended December 31, 2004 and 2003, professional services were performed by Deloitte & Touche LLP ("Deloitte"). The total fees for these services were $3,915,950 and $4,400,850 for the years ended December 31, 2004 and 2003, respectively, and were composed of the following:

         Audit Fees

         The aggregate fees billed for the audit of the Company's and its subsidiaries' annual financial statements for the fiscal years ended December 31, 2004 and 2003, and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q, were $3,254,300 and $3,153,000, respectively.

         Audit Related Fees

         The aggregate fees billed for audit related services for the fiscal years ended December 31, 2004 and 2003 were $415,850 and $335,750, respectively. These services included "SAS 70" internal control reports and audits of the Company's employee benefit plans.

         Tax Fees

         The aggregate fees billed for tax services for the fiscal years ended December 31, 2004 and 2003 were $196,950 and $284,000, respectively. These services included tax compliance services for the Company's affiliated mutual funds, Maxim Series Fund, Inc. and Orchard Series Fund, as well as tax planning and compliance services for the Company and its subsidiaries.

         All Other Fees

         The aggregate fees for services not included above were $48,850 and $628,100, respectively, for the fiscal years ended December 31, 2004 and 2003. The fees for 2004 relate to an analysis of potential service providers for the potential expansion of the Financial Services division's recordkeeping services. The fees for 2003 relate primarily to market and other analysis in support of strategic planning by the Great-West Healthcare division.

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

         None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements. The amount of hours expended on Deloitte's audit of the Company's financial statements for 2004 attributable to work performed by persons other than Deloitte's full-time, permanent employees was less than 50%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         The documents identified below are filed as a part of this report:

A.       INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                     ---------------
         Independent Auditors' Report on Consolidated Financial Statements
           for the Years Ended December 31, 2004, 2003, and 2002..............................

         Consolidated Balance Sheets as of December 31, 2004 and 2003.........................

         Consolidated Statements of Income for the Years Ended
           December 31, 2004, 2003, and 2002..................................................

         Consolidated Statements of Stockholder's Equity for the Years Ended
           December 31, 2004, 2003, and 2002..................................................

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2004, 2003, and 2002..................................................

         Notes to Consolidated Financial Statements for the Years Ended
           December 31, 2004, 2003, and 2002..................................................

         Schedule III - Supplemental Insurance Information....................................


         All other schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.



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

                   21                 Subsidiaries of Great-West Life & Annuity
                                      Insurance Company filed herewith.

                   24                 Directors' Powers of Attorney

                                      Directors' Powers of Attorney filed as
                                      Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1996, Exhibit
                                      24 to Registrant's Form 10-K for the year ended December 31, 1997, and Exhibit 24 to
                                      Registrant's Form 10-K for the year ended
                                      December 31, 2003 and incorporated herein by reference.

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

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     By:      /s/  William T. McCallum
                   ------------------------------------------------------------
                   William T. McCallum, President and Chief Executive Officer

     Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            Signature and Title                                       Date
                  ------------------------------------------------------------------------    ----------------------
     /s/          William T. McCallum                                                            March 30, 2005
                  ------------------------------------------------------------------------
                  William T. McCallum
                  President and Chief Executive Officer and a Director

     /s/          Mitchell T.G. Graye                                                            March 30, 2005
                  ------------------------------------------------------------------------
                  Mitchell T.G. Graye
                  Executive Vice President and Chief Financial Officer

     /s/          Glen R. Derback                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  Glen R. Derback
                  Senior Vice President and Controller

     /s/          James Balog*                                                                   March 30, 2005
                  ------------------------------------------------------------------------
                  James Balog, Director

     /s/          James W. Burns*                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  James W. Burns, Director

     /s/          Orest T. Dackow*                                                               March 30, 2005
                  ------------------------------------------------------------------------
                  Orest T. Dackow, Director

     /s/          Andre Desmarais*                                                               March 30, 2005
                  ------------------------------------------------------------------------
                  Andre Desmarais, Director

     /s/          Paul Desmarais, Jr. *                                                          March 30, 2005
                  ------------------------------------------------------------------------
                  Paul Desmarais, Jr., Director

     /s/          Robert Gratton*                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  Robert Gratton, Chairman of the Board

     /s/          Kevin P. Kavanagh*                                                             March 30, 2005
                  ------------------------------------------------------------------------
                  Kevin P. Kavanagh, Director

     /s/          William Mackness*                                                              March 30, 2005
                  ------------------------------------------------------------------------
                  William Mackness, Director

     /s/          Jerry E.A. Nickerson*                                                          March 30, 2005
                  ------------------------------------------------------------------------
                  Jerry E.A. Nickerson, Director

     /s/          David A. Nield*                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  David A. Nield, Director

     /s/          Michel Plessis-Belair*                                                         March 30, 2005
                  ------------------------------------------------------------------------
                  Michel Plessis-Belair, Director

     /s/          Brian E. Walsh*                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  Brian E. Walsh, Director

     *By:/s/      Glen R. Derback                                                                March 30, 2005
                  ------------------------------------------------------------------------
                  Glen R. Derback
                  Attorney-in-fact pursuant to filed Power of Attorney

