Form 10-Q
period 2005-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2005-05-13
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          March 31, 2005
                                          ----------------------------------------------------------------------------

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

                                                                        [303] 737-3000
                                          ----------------------------------------------------------------------------
                                                     (Registrant's telephone number, including area code)


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

As of May 1, 2005, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page

             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income                                                        3

                      Consolidated Balance Sheets                                                              4

                      Consolidated Statements of Cash Flows                                                    6

                      Consolidated Statements of Stockholder's Equity                                          8

                      Notes to Consolidated Financial Statements                                               9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            13

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               21

             Item 4   Controls and Procedures                                                                  21

Part II      OTHER INFORMATION                                                                                 22

             Item 1   Legal Proceedings                                                                        22

             Item 6   Exhibits                                                                                 22

             Signature                                                                                         22



PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      2005                2004
                                                                                -----------------   -----------------
REVENUES:
Premium (net of premiums ceded totaling $56,317
  and $328,413)                                                              $        321,971     $        76,885
Fee income                                                                            238,459             210,556
Net investment income                                                                 256,998             281,238
Net realized (losses) gains on investments                                             (8,654)             40,776
                                                                                -----------------   -----------------
     Total revenues                                                                   808,774             609,455
                                                                                -----------------   -----------------

BENEFITS AND EXPENSES:
Life and other policy benefits (net of reinsurance recoveries
  totaling $54,498 and $88,415)                                                       267,283             236,028
Increase (decrease) in reserves                                                        31,815            (201,596)
Interest paid or credited to contractholders                                          119,009             127,360
Provision for policyholders' share of earnings on participating
  business                                                                                339               4,589
Dividends to policyholders                                                             36,126              37,006
                                                                                -----------------   -----------------
     Total benefits                                                                   454,572             203,387
                                                                                -----------------   -----------------

Commissions                                                                            45,170              51,309
Operating expenses                                                                    184,400             195,770
Premium taxes                                                                           9,526               7,267
                                                                                -----------------   -----------------
     Total benefits and expenses                                                      693,668             457,733
                                                                                -----------------   -----------------

INCOME BEFORE INCOME TAXES                                                            115,106             151,722

PROVISION FOR INCOME TAXES:
   Current                                                                              7,403              63,231
   Deferred                                                                            26,933             (11,566)
                                                                                -----------------   -----------------
         Total income taxes                                                            34,336              51,665
                                                                                -----------------   -----------------

NET INCOME                                                                   $         80,770     $       100,057
                                                                                =================   =================




See notes to consolidated financial statements.





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                  (Unaudited)


                                                                             March 31,              December 31,
                                                                               2005                     2004
                                                                        --------------------    ---------------------
ASSETS
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
   (amortized cost $13,150,995 and $12,909,455)                     $         13,226,838     $        13,215,042
  Mortgage loans on real estate (net of allowances
   of $16,255 and $30,339)                                                     1,520,289               1,543,507
  Equity investments, at fair value (cost $596,736 and
   $591,474)                                                                     648,284                 637,434
  Policy loans                                                                 3,588,586               3,548,225
  Short-term investments, available-for-sale
   (cost approximates fair value)                                                851,718                 708,801
                                                                        --------------------    ---------------------
    Total Investments                                                         19,835,715              19,653,009

OTHER ASSETS:
  Cash                                                                            94,788                 110,518
  Reinsurance receivable:
   Related party                                                               1,030,401               1,072,940
   Other                                                                         246,745                 260,409
  Deferred policy acquisition costs                                              325,234                 301,603
  Deferred ceding commission                                                      90,023                  82,648
  Investment income due and accrued                                              147,934                 159,398
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances of
   $23,565 and $22,938)                                                          134,630                 144,312
  Premiums in course of collection (net of allowances
   of $7,240 and $7,751)                                                         120,269                  95,627
  Deferred income taxes                                                          163,699                 138,845
  Securities pledged to creditors                                                172,952                 340,755
  Due from GWL&A Financial Inc.                                                   33,778                  55,915
  Other assets                                                                   544,192                 494,515
SEPARATE ACCOUNT ASSETS                                                       13,707,968              14,155,397
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         36,648,328     $        37,065,891
                                                                        ====================    =====================







See notes to consolidated financial statements.




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                             March 31,              December 31,
                                                                               2005                     2004
                                                                        --------------------    ---------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
POLICY BENEFIT LIABILITIES:
  Policy reserves                                                   $         18,254,041     $        17,942,319
  Policy and contract claims                                                     385,078                 360,862
  Policyholders' funds                                                           310,340                 327,409
  Provision for policyholders' dividends                                         116,067                 118,096
  Undistributed earnings on participating business                               184,494                 192,878

GENERAL LIABILITIES:
  Due to The Great-West Life Assurance Company                                    31,362                  26,659
  Due to GWL&A Financial Inc.                                                    199,120                 194,164
  Repurchase agreements                                                          654,441                 563,247
  Commercial paper                                                                94,040                  95,044
  Payables under securities lending agreements                                   179,487                 349,913
  Other liabilities                                                              585,100                 695,542
SEPARATE ACCOUNT LIABILITIES                                                  13,707,968              14,155,397
                                                                        --------------------    ---------------------
    Total Liabilities                                                         34,701,538              35,021,530
                                                                        --------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     726,554                 725,935
  Accumulated other comprehensive income                                          35,870                 118,795
  Retained earnings                                                            1,177,334               1,192,599
                                                                        --------------------    ---------------------
    Total Stockholder's Equity                                                 1,946,790               2,044,361
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         36,648,328     $        37,065,891
                                                                        ====================    =====================







See notes to consolidated financial statements.




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                                         March 31,
                                                                        ---------------------------------------------
                                                                               2005                     2004
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:
  Net income                                                        $           80,770       $         100,057
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Earnings allocated to participating policyholders                               339                   4,589
   Amortization of investments                                                 (20,985)                 (5,766)
   Net realized losses (gains) on investments                                    8,654                 (40,776)
   Depreciation and amortization                                                15,005                  35,486
   Deferral of acquisition costs                                               (11,506)                (13,077)
   Deferred income taxes                                                        26,933                 (11,566)
  Changes in assets and liabilities:
   Policy benefit liabilities                                                   36,516                (195,404)
   Reinsurance receivable                                                       56,203                  40,394
   Accrued interest and other receivables                                       (3,496)                 20,120
   Other, net                                                                 (176,137)                (45,183)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) operating activities                         12,296                (111,126)
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities, and redemptions of investments: Fixed maturities available-for-sale:
    Sales                                                                      636,910               2,431,616
    Maturities and redemptions                                               3,429,427                 804,709
   Mortgage loans on real estate                                                73,026                  61,613
   Equity investments                                                            8,041                  10,219
  Purchases of investments:
   Fixed maturities available-for-sale                                      (4,278,186)             (2,890,470)
   Mortgage loans on real estate                                               (40,780)                 (1,252)
   Equity investments                                                          (13,298)               (104,883)
  Net change in short-term investments                                        (142,917)               (178,167)
  Other, net                                                                   (29,587)               (133,439)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                           $         (357,364)      $             (54)
                                                                        --------------------    ---------------------







                                                                                                    (Continued)







                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                      Ended March 31,
                                                                        ---------------------------------------------
FINANCING ACTIVITIES:                                                          2005                     2004
                                                                        --------------------    ---------------------
  Contract withdrawals, net of deposits                             $         298,365        $       (140,941)
  Change in due to The Great-West Life Assurance
   Company                                                                      4,703                    (664)
  Change in due to/from GWL&A Financial Inc.                                   27,093                  25,710
  Dividends paid                                                              (96,035)                    -
  Change in bank overdrafts                                                     5,022                 (16,693)
  Net commercial paper repayments                                              (1,004)                 (4,272)
  Net repurchase agreements borrowings                                         91,194                 171,971
                                                                        --------------------    ---------------------

    Net cash provided by financing activities                                 329,338                  35,111
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                          (15,730)                (76,069)

CASH, BEGINNING OF PERIOD                                                     110,518                 188,329
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $          94,788        $        112,260
                                                                        ====================    =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
   Income taxes                                                     $         (7,064)        $           14,701
   Interest                                                                       645                     3,732






See notes to consolidated financial statements.                                                     (Concluded)








                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                    (In Thousands, Except Share Unit Amount)
                                   (Unaudited)




                                                                                          Accumulated Other
                                                                                    Comprehensive Income (Loss)
                                                                                  -------------------------------
                                                                                  Unrealized    Minimum
                                    Preferred Stock    Common Stock   Additional     Gains      Pension
                               --------------------- ----------------  Paid-in    (Losses) on   Liability     Retained
                                Shares    Amount   Shares    Amount    Capital    Securities    Adjustment    Earnings      Total
                               --------   ------- --------   -------  ----------  ------------  -----------   ----------  ----------
BALANCES, JANUARY 1, 2005           0   $     0     7,032  $  7,032  $  725,935  $  133,546    $  (14,751)  $ 1,192,599 $ 2,044,361

  Net income                                                                                                     80,770      80,770
  Other comprehensive income                                                         (82,766)        (159)                  (82,925)
                                                                                                                          ----------
   Total comprehensive income                                                                                                (2,155)
                                                                                                                          ----------
  Dividends                                                                                                     (96,035)    (96,035)
  Income tax benefit on stock
   compensation                                                             619                                                 619

                               --------   ------- --------   -------  ----------  ------------  -----------   ----------  ----------

BALANCES, MARCH 31, 2005            0   $     0     7,032  $  7,032  $  726,554  $    50,780   $  (14,910)  $ 1,177,334 $ 1,946,790
                               ========   ======= ========   =======  ==========  ============  ===========   ==========  ==========




See notes to consolidated financial statements.





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes of Great-West Life & Annuity Insurance Company (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and notes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations at and for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2004.

         Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

         Great-West Lifeco Inc. ("Lifeco"), of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the "Plan") that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Company accounts for options granted under the plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Refer to Note 2
         - New Accounting Pronouncements regarding changes to the accounting for options. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as revised by Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"), to stock-based employee compensation.


                                                                 Three Months Ended March 31,
                                                          -------------------------------------------
         Proforma Disclosure                                    2005                    2004
         ---------------------------------------------    ------------------    ---------------------
          Net income as reported                       $        80,770       $          100,057
          Less  compensation  for fair value of
             stock options net of related tax
             effects                                               841                    1,020
                                                          ------------------    ---------------------
          Proforma net income                          $        79,929       $           99,037
                                                          ==================    =====================

         Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, SFAS No. 123R was issued by the FASB. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity instruments issued. The Company will be required to adopt SFAS No. 123R on January 1, 2006. Previously, the Company elected to only disclose the impact of recording the fair value of stock options in the notes to its consolidated financial statements. The adoption of SFAS No. 123R is not expected to have a material effect on the Company's consolidated financial position or results of its operations.

         In January 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. The staff of the FASB is currently evaluating the guidance of EITF 03-1 in the context of developing implementation guidance for its measurement and recognition provisions. The Company is continuing to evaluate potential other-than-temporary impairments under SFAS 115 and Securities and Exchange Commission Staff Accounting Bulletin Topic 5-M, "Other Than Temporary Impairment Of Certain Investments In Debt and Equity Securities." Due to the current uncertainty as to the implementation guidance for EITF 03-1 by the FASB staff, the Company is unable to evaluate the impact EITF 03-1 will ultimately have on its financial position or results of its operations.

3.       RELATED-PARTY TRANSACTIONS

         On August 31, 2003, the Company and The Canada Life Assurance Company ("CLAC"), an affiliate, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC's United States branch.

         On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded an income statement impact of $256,000 of negative premium income and change in reserves associated with these policies. The Company recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


         Assets                                                   Liabilities and Stockholder's Equity
         -------------------------------------------------------  --------------------------------------------------
         Cash                              $         (126,105)    Policy reserves                $       (286,149)
         Reinsurance receivable                      (152,077)    Policy and contract claims              (32,755)
         Deferred ceding commission                   (29,831)    Policyholders' funds                     (3,982)
         Premiums in course of
           collection                                 (14,873)
                                              ------------------                                   -----------------
                                           $         (322,886)                                   $       (322,886)
                                              ==================                                   =================

         On November 15, 2004, the Company issued a surplus note to its parent company, GWL&A Financial Inc. ("GWL&A Financial") with a face amount of $195,000 and a carrying amount of $194,167 and $194,164 at March 31, 2005 and December 31, 2004, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14, and matures on November 14, 2034. On December 16, 2004, the Company used the proceeds from the sale of the surplus note to redeem its $175,000 subordinated note payable to GWL&A Financial and for general corporate purposes.

         The Company's separate accounts offer Maxim Profile I and II, which are portfolios offered by Maxim Series Fund, Inc., a subsidiary of the Company. Beginning in February 2005, these Maxim Series Fund, Inc. portfolios purchased guaranteed interest annuity contracts issued by the Company in the amount of $312 million. As the general account investment contracts owned by Maxim Series Fund, Inc. are also included in the separate account balances, the Company has reduced the separate account assets and liabilities to avoid the overstatement of asset and liabilities in its consolidated balance sheet.

4.       REINSURANCE

         In addition to the Indemnity Reinsurance Agreement with CLAC (see Note 3 above), the Great-West Healthcare division of the Company and Allianz Risk Transfer (Bermuda) Limited ("Allianz") have a reinsurance agreement to cede 75% in 2004 and 40% in 2005 of direct written group health stop-loss and excess loss activity.

5.       IMPAIRMENT OF FIXED MATURITIES AND EQUITY INVESTMENTS

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

         During the three months ended March 31, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $4.2 million and $3.0 million, respectively. No impairments were recorded on equity securities for either of the periods ended March 31, 2005 or 2004.

6.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The cost of employee benefit plans included in operating expenses is as follows:



                                                                      Three Months Ended March 31,
                                                         -------------------------------------------------------
                                                            2005           2004           2005           2004
                                                         ------------   -----------    -----------    -----------
                                                                                           Post-Retirement
                                                             Pension Benefits                Medical Plan
                                                         --------------------------    -------------------------
         Service cost                                  $     2,150    $     2,144   $        808   $       722
         Interest cost                                       3,695          3,329            742           684
         Expected return on plan assets                     (3,902)        (3,733)            -             -
         Amortization of transition obligation                (379)          (379)            -             -
         Amortization of unrecognized prior
          service cost                                         158            158           (178)         (178)
         Amortization of gain from earlier
           periods                                           1,114            688            164           166
                                                         ------------   -----------    -----------    -----------
         Net periodic cost                             $     2,836    $     2,207   $      1,536   $     1,394
                                                         ============   ===========    ===========    ===========

         The Company does not expect to make contributions to its pension plan in 2005.

7.       SEGMENT INFORMATION

         The Company has two reportable business segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets group life and health insurance to corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

         The following table summarizes the financial results of the Company's Great-West Healthcare segment for the three months ended March 31, 2005 and 2004:



                                                                  Three Months Ended March 31,
                                                              -------------------------------------
                                                                   2005                 2004
                                                              ----------------    -----------------
         Premiums                                          $       186,488     $       (60,371)
         Fee income                                                165,607             144,102
         Net investment income                                      13,455              16,388
         Net realized gains on investments                             731               6,660
                                                              ----------------    -----------------
         Total revenues                                            366,281             106,779
                                                              ----------------    -----------------

         Benefits and expenses                                     307,094              38,483
         Income tax expense                                         18,299              23,026
                                                              ----------------    -----------------
         Net income                                        $        40,888     $        45,270
                                                              ================    =================

         The following table summarizes the financial results of the Company's
         Financial Services segment for the three months ended March 31, 2005 and 2004:

                                                                    Three Months Ended March 31,
                                                                 ------------------------------------
                                                                      2005                2004
                                                                 ----------------    ----------------
         Premiums                                            $       135,483      $      137,256
         Fee income                                                   72,852              66,454
         Net investment income                                       243,543             264,850
         Net realized gains (losses) on investments                   (9,385)             34,116
                                                                 ----------------    ----------------
         Total revenues                                              442,493             502,676

         Benefits and expenses                                       386,574             419,250
         Income tax expense                                           16,037              28,639
                                                                 ----------------    ----------------
         Net income                                          $        39,882      $       54,787
                                                                 ================    ================


8.       OTHER

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

         The following discussion addresses the financial condition of the Company as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the same period in 2004. The discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's report on Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.


                                                                              Three Months Ended
                                                                                   March 31,
                            Operating Summary                         -----------------------------------
                              (In millions)                                2005               2004
         ---------------------------------------------------------    ---------------    ----------------
         Premiums                                                  $        322       $         77
         Fee income                                                         239                211
         Net investment income                                              257                281
         Net realized gains (losses) on investments                          (9)                41
                                                                      ---------------    ----------------
         Total revenues                                                     809                610

         Benefits and expenses                                              694                458
         Income tax expense                                                  34                 52
                                                                      ---------------    ----------------
         Net income                                                $         81       $        100
                                                                      ===============    ================

         Deposits for investment-type contracts (1)                $        701       $        135
         Deposits to separate accounts                                      561                536
         Self-funded premium equivalents                                  1,151              1,165


         (1) Includes $312 million and $0 at March 31, 2005 and 2004, respectively, of the Company's guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying consolidated financial statements.



                              Balance Sheet                              March 31,            December 31,
                              (In millions)                                 2005                  2004
         --------------------------------------------------------    -------------------    ------------------
         Investment assets                                        $        19,836        $        19,653
         Separate account assets (2)                                       13,708                 14,155
         Total assets                                                      36,648                 37,066
         Total policy benefit liabilities                                  19,250                 18,942
         Due to Great-West Life Assurance Company                              31                     27
         Due to GWL&A Financial Inc., net                                     165                    138
         Total stockholder's equity                                         1,947                  2,044


         (2) Excludes $312 million and $0 at March 31, 2005 and 2004, respectively, of the Company's guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying consolidated financial statements.

         CONSOLIDATED RESULTS

         Three months ended March 31, 2005 compared with the three months ended March 31, 2004

         The Company's consolidated net income decreased by $19 million or 19% for the three months ended March 31, 2005 when compared to the corresponding period of the preceding year. The decrease in net income is primarily the result of realized investment losses and a decrease in investment income offset by increased fee revenue. The net income decrease reflects a $4 million decrease in the Great-West Healthcare segment and a $15 million decrease in the Financial Services segment.

         Premium income increased $245 million for the first quarter of 2005 when compared to the same period of the preceding year. This increase is primarily a result of the February 29, 2004, Canada Life Assurance Company ("CLAC") recapture of certain group life and health insurance business previously ceded to the Company (see Note 3 to the accompanying consolidated financial statements). The Company recorded an income statement impact of $256 million in negative premium revenues and a corresponding change in reserves related to the recaptured policies.

         Fee income increased $28 million or 13% for the first quarter of 2005 when compared to the same period of the preceding year. This increase is primarily the result of increases in Healthcare membership and Great-West Retirement Services participant accounts, which increased by 2% and 5%, respectively, when compared to the first quarter of 2004.

         Net investment income decreased $24 million or 9% for the first quarter of 2005 when compared to the same period of the preceding year. This decrease is a result of losses in the embedded derivative associated with a reinsurance receivable from CLAC (see Item 3). Excluding the effects of the embedded derivative, net investment income would have increased 3% primarily due to increases in total investment assets.

         During the first quarter of 2005, the Company incurred a net realized loss of $9 million on investments, a decrease of $50 million when compared to a net realized gain of $41 million for the same period of the preceding year.

         Benefits and expenses increased by $236 million the first quarter of 2005 when compared to the first quarter of 2004. The increase in benefits and expenses is primarily the result of the aforementioned $256 million change in reserves in 2004 resulting from the CLAC reinsurance recapture offset by a 2005 decrease in reserves in the Financial Services segment.

         Income tax expense decreased by $18 million or 35% for the first quarter of 2005 when compared to the same period in 2004 primarily due to the decrease in pretax income. In evaluating its results of operations, the Company considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

         Deposits to investment-type contracts increased by $566 million during the first quarter of 2005 when compared to the same period of 2004. This increase is primarily attributable to the purchase of $312 million of the Company's guaranteed interest annuity contracts by the Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying consolidated financial statements.

         Deposits for separate accounts increased $25 million or 5% for the first quarter of 2005 when compared to the first quarter of 2004. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

         The segment information below discusses the reasons for these changes.

         SEGMENT RESULTS

         Great-West Healthcare

         Three months ended March 31, 2005 compared with the three months ended March 31, 2004

         The following is a summary of certain financial data of the Great-West Healthcare segment:


                                                                          Three Months Ended
                                                                              March 31,
                          Operating Summary                        ----------------------------------
                             (In millions)                             2005                2004
         ------------------------------------------------------    --------------     ---------------
         Premiums                                               $        186      $         (60)
         Fee income                                                      166                144
         Net investment income                                            13                 16
         Net realized gains on investments                                 1                  7
                                                                   --------------     ---------------
         Total revenues                                                  366                107

         Total benefits and expenses                                     307                 39
         Income tax expenses                                              18                 23
                                                                   --------------     ---------------
         Net income                                             $         41      $          45
                                                                   ==============     ===============

         Self-funded premium equivalents                        $      1,151      $       1,165

         Earnings for the first quarter of 2005 were $41 million, which is a decline of 9% compared to the same period of the preceding year due primarily to lower net realized gains on investments. Enhanced product design, increased persistency, and decreased strain from first year business improved loss ratios, which enhanced morbidity results.

         Excluding premium and fee income of negative $209 million associated with the 2004 Canada Life activity and the Allianz reinsurance cession, premium and fee income increased $34 million or 9% for the three months ended March 31, 2005 when compared to the same period of the preceding year. The increase is primarily due to an increase in membership from March 31, 2004 to March 31, 2005 combined with the results of the new pharmacy benefits management ("PBM") contract, which has increased PBM participation. Membership at March 31, 2005 of 1.914 million increased 2% from 1.880 million members at March 31, 2004. The operating results for the three months ended March 31, 2005 reflect a 5% decline from the December 31, 2004 membership of 2.021 million resulting from terminations during the period.

         Canada Life premiums of negative $209 million during the three months ended March 31, 2004 are primarily the result of $256 million of premiums related to a recapture of life and health premiums by CLAC associated with the original Indemnity Reinsurance Agreement dated August 31, 2003, offset by $47 million of normal business activity recorded prior to the February 29, 2004 recapture.

         Excluding benefits and expenses associated with the 2004 Canada Life activity and the Allianz reinsurance cession, Healthcare segment benefits and expenses increased $31 million or 10% for the three months ended March 31 2005 when compared to the same period in the preceding year. The increase is due primarily to higher membership combined with customers electing enhanced insurance coverage.

         Financial Services

         Three months ended March 31, 2005 compared with the three months ended March 31, 2004

         The following is a summary of certain financial data of the Financial Services segment.


                                                                          Three Months Ended
                                                                               March 31,
                           Operating Summary                       ----------------------------------
                             (In millions)                              2005               2004
         ------------------------------------------------------    ---------------    ---------------
         Premiums                                               $        135       $        137
         Fee income                                                       73                 67
         Net investment income                                           244                265
         Net realized gains (losses) on investments                      (10)                34
                                                                   ---------------    ---------------
         Total revenues                                                  442                503

         Total benefits and expenses                                     386                420
         Income tax expenses                                              16                 28
                                                                   ---------------    ---------------
         Net income                                             $         40       $         55
                                                                   ===============    ===============

         Deposits for investment-type contracts                 $        701       $        135
         Deposits to separate accounts                                   561                536

         Net income for the Financial Services segment decreased by $15 million or 27% during the first quarter of 2005 when compared to the same period of the preceding year. The decrease is primarily due to net realized investment losses in 2005 as compared to realized gains in 2004 and a decrease in net investment income.

         Total premiums including deposits to investment-type contracts and deposits to separate accounts increased $589 million or 73% during the three months ended March 31, 2005 when compared to the same period in the preceding year. The increase is primarily within the Retirement Services area. The Company's segregated funds offer Maxim Profile I and II portfolios, which are portfolios offered by Maxim Series Fund, Inc., a subsidiary of the Company. Beginning in February 2005, these Maxim Series Fund, Inc. Portfolios purchased guaranteed interest annuity contracts issued by the Company in the amount of $312 million, which is included in deposits for investment-type contracts.

         Fee income has increased by $6 million or 9% during the first quarter of 2005 when compared to the same period of 2004. Retirement products variable asset-based fees fluctuate with fluctuations in the participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in the United States equities market.

         Investment income decreased by $21 million or 8% during the first quarter of 2005 when compared to the same period of 2004 primarily as a result of losses in the embedded derivative associated with a reinsurance receivable from CLAC (see Item 3).

         Total benefits and expenses have decreased by $34 million or 8% during the first quarter of 2005 when compared to the same period of 2004 due to a decrease in the change in reserves in the individual insurance business and a decrease in the interest paid or credited to contractholders due to a decrease in the average crediting rate.

         Retirement participant accounts, including third party administration and institutional accounts, increased by 5% during the three months ended March 31, 2005 from 2.498 million at December 31, 2004 to 2.622 million at March 31, 2005. The Company acquired Metavante 401(k) Services, Inc. on January 1, 2005 and renamed it EMJAY Retirement Plan Services, Inc. ("EMJAY RPS"). The acquisition has added approximately 60,000 retirement participant accounts from 4,000 plan sponsors in the small and mid-market area to the Great-West Retirement Services block of business. During the first quarter of 2005, the Company began the process of integrating the operations of EMJAY RPS with its recordkeeping business with completion scheduled for December 2005.

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

         The rating distribution of the Company's fixed maturity portfolio is summarized as follows:

                                                                    March 31,                 December 31,
                                                                      2005                        2004
                                                              ----------------------     -----------------------
         AAA                                                          57.5      %                 56.9      %
         AA                                                            7.6      %                  8.2      %
         A                                                            15.6      %                 15.6      %
         BBB                                                          16.5      %                 16.7      %
         BB and below (non-investment grade)                           2.8      %                  2.6      %
                                                              -----------------          ------------------
                                TOTAL                                100.0      %                100.0      %
                                                              =================          ==================

         During the three months ended March 31, 2005, net unrealized losses on fixed maturities and equity investments included in stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased stockholder's equity by $83 million.

         Impairment Of Fixed Maturities And Equity Investments

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

         During the three months ended March 31, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $4.2 million and $3.0 million, respectively. No impairments were recorded on equity securities for either of the periods ended March 31, 2005 or 2004.

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

         Policy Reserves

         Life Insurance and Annuity Reserves -The Company's liability for policy reserves is the largest liability included in its consolidated balance sheets. This liability represented 53.7% and 52.2% of total liabilities at March 31, 2005 and December 31, 2004, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder's account value.

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

         Deferred Policy Acquisition Costs

         Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent deemed recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.

         Valuation Of Privately Placed Fixed Maturities

         A large portion of the Company's invested assets is stated at fair value in its consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. At March 31, 2005, assets representing approximately 39% of the fair value of fixed maturity investments are valued using these types of estimates.

         To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

         New Accounting Pronouncements

         See Note 2 to the accompanying consolidated financial statements for a discussion of new accounting pronouncements that the Company has recently adopted or will be adopting in the future.

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

         The Company's operations have liquidity requirements that vary amongst its principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter term, requiring greater liquidity.

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $946.5 million and $819.3 million as of March 31, 2005 and December 31, 2004, respectively. In addition, as of March 31, 2005 and December 31, 2004, 97% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $94.0 million and $95.0 million of commercial paper outstanding at March 31, 2005 and December 31, 2004, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Rating Services and a rating of P-1 by Moody's Investors Services, each being the highest rating available.

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

         The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would produce investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce interest rate risk and are not used for speculative purposes.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

         As a result of the coinsurance with funds withheld element of the Company's reinsurance of business of CLAC's United States branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company's operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. A loss in the amount of $7.2 million and a gain in the amount of $2.7 million, net of offsetting changes in deferred ceding commissions and income taxes, were included in net income for the three months ended March 31, 2005 and 2004, respectively, as a result of this embedded derivative.

Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of March 31, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is
         (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

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

Item 6.  EXHIBITS


                  Index to Exhibits

                      Exhibit Number                                Title                               Page
                  ------------------------    --------------------------------------------------     -----------

                           31.1               Rule 13a-14(a)/15d-14(a) Certification                     23

                           31.2               Rule 13a-14(a)/15d-14(a) Certification                     24

                            32                18 U.S.C. 1350 Certification                               25



SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BY:       /s/Glen R. Derback                                                    DATE:            May 13, 2005
          ---------------------------------------------------------------------           ---------------------------
          Glen R. Derback, Senior Vice President and Controller
          (Duly authorized officer and chief accounting officer)
