Form 10-Q
period 2005-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2005-08-15
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2005
                                          ----------------------------------------------------------------------------

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

    Yes             X             No
             -----------------           -----------------

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12(b)-2 of the Exchange Act.

    Yes                           No            X
             -----------------           -----------------

The public may read and copy any of the registrant's reports filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street NW, Washington DC 20549, telephone 1-800-SEC-0330 or online at (http://www.sec.gov).

As of August 1, 2005, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.




                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------
             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income (Unaudited)                                            3

                      Consolidated Balance Sheets (Unaudited)                                                  4

                      Consolidated Statements of Cash Flows (Unaudited)                                        6

                      Consolidated Statement of Stockholder's Equity (Unaudited)                               8

                      Notes to Consolidated Financial Statements (Unaudited)                                   9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            15

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               24

             Item 4   Controls and Procedures                                                                  25

Part II      OTHER INFORMATION                                                                                 25

             Item 1   Legal Proceedings                                                                        25

             Item 4   Submission of Matters to a Vote of Security Holders                                      25

             Item 6   Exhibits                                                                                 25

             Signature                                                                                         25



PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)
=====================================================================================================================



                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              ---------------------------------    ---------------------------------
REVENUES:                                          2005              2004               2005               2004
                                              ---------------   ---------------    ---------------    ---------------
Premiums:
  Related party (net of premiums
    ceded totaling $1,223,
    $1,048, $2,579 and
    $258,203)                              $       57,753     $      41,773     $      103,920     $      (99,789)
  Other (net of premiums ceded
    totaling $80,496, $111,280,
    $135,458 and $182,538)                        170,442           159,149            446,246            377,596
Fee income                                        236,833           230,623            475,292            441,179
Net investment income                             292,106           238,223            549,104            519,461
Net realized gains (losses) on
  investments                                      68,476           (11,466)            59,822             29,310
                                              ---------------   ---------------    ---------------    ---------------
   Total revenue                                  825,610           658,302          1,634,384          1,267,757
                                              ---------------   ---------------    ---------------    ---------------
BENEFITS AND EXPENSES:
Life and other policy benefits
  (net of reinsurance recoveries
  totaling $71,579, $104,500,
 $126,077 and $192,915)                           270,497           236,124            537,780            472,152
Increase (decrease) in reserves:
  Related party                                   (88,965)         (161,754)          (149,940)          (216,565)
  Other                                            67,956           100,078            160,746            (46,708)
Interest paid or credited to
  contractholders                                 118,698           127,449            237,707            254,809
Provision for policyholders' share
  of earnings on participating
  business                                          1,407             1,962              1,746              6,551
Dividends to policyholders                         21,545            20,469             57,671             57,476
                                              ---------------   ---------------    ---------------    ---------------
   Total benefits                                 391,138           324,328            845,710            527,715
Commissions                                        47,573            47,641             92,743             98,950
Operating expenses                                187,815           191,032            372,215            386,802
Premium taxes                                      10,866             7,691             20,392             14,958
                                              ---------------   ---------------    ---------------    ---------------
   Total benefits and expenses                    637,392           570,692          1,331,060          1,028,425
                                              ---------------   ---------------    ---------------    ---------------
INCOME BEFORE INCOME
  TAXES                                           188,218            87,610            303,324            239,332
PROVISION FOR INCOME
  TAXES:
   Current                                         73,679            29,567             81,082             92,798
   Deferred                                       (13,893)           (2,216)            13,040            (13,782)
                                              ---------------   ---------------    ---------------    ---------------
                                                   59,786            27,351             94,122             79,016
                                              ---------------   ---------------    ---------------    ---------------
NET INCOME                                 $      128,432     $      60,259     $      209,202     $      160,316
                                              ===============   ===============    ===============    ===============

See notes to consolidated financial statements.





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)
======================================================================================================================

                                                                             June 30,               December 31,
ASSETS                                                                         2005                     2004
                                                                        --------------------    ---------------------
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
   (amortized cost $13,830,028 and $12,909,455)                     $         14,177,421     $        13,215,042
  Mortgage loans on real estate (net of allowances
   of $13,705 and $23,889)                                                     1,524,538               1,543,507
  Equity investments, at fair value (cost $648,662 and
   $591,474)                                                                     659,597                 637,434
  Policy loans                                                                 3,654,410               3,548,225
  Short-term investments, available-for-sale
   (cost approximates fair value)                                                949,956                 708,801
                                                                        --------------------    ---------------------
    Total investments                                                         20,965,922              19,653,009

OTHER ASSETS:
  Cash                                                                            76,272                 110,518
  Reinsurance receivable
   Related party                                                                 592,279               1,072,940
   Other                                                                         250,605                 260,409
  Deferred policy acquisition costs                                              305,031                 301,603
  Deferred ceding commission                                                      75,233                  82,648
  Investment income due and accrued                                              142,281                 159,398
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances of
   $20,650 and $22,938)                                                          140,039                 144,312
  Premiums in course of collection (net of allowances
   of $5,924 and $7,751)                                                         113,995                  95,627
  Deferred income taxes                                                          123,024                 138,845
  Collateral for securities lending program                                      323,441                 349,913
  Due from GWL&A Financial Inc.                                                   16,074                  55,915
  Other assets                                                                   486,554                 485,357
SEPARATE ACCOUNT ASSETS                                                       13,934,136              14,155,397
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         37,544,886     $        37,065,891
                                                                        ====================    =====================







                                                                                                    (Continued)




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)
======================================================================================================================


                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2005                     2004
                                                                        --------------------    ---------------------
POLICY BENEFIT LIABILITIES:
  Policy reserves:
    Related party                                                   $          5,020,966     $         5,170,447
    Other                                                                     13,202,103              12,771,872
  Policy and contract claims                                                     382,504                 360,862
  Policyholders' funds                                                           342,344                 327,409
  Provision for policyholders' dividends                                         117,258                 118,096
  Undistributed earnings on participating business                               192,652                 192,878

GENERAL LIABILITIES:
  Due to The Great-West Life Assurance Company                                    32,483                  26,659
  Due to GWL&A Financial Inc.                                                    195,869                 194,164
  Repurchase agreements                                                          878,240                 563,247
  Commercial paper                                                                78,573                  95,044
  Payable under securities lending agreements                                    323,441                 349,913
  Other liabilities                                                              741,873                 695,542
SEPARATE ACCOUNT LIABILITIES                                                  13,934,136              14,155,397
                                                                        --------------------    ---------------------
    Total liabilities                                                         35,442,442              35,021,530
                                                                        --------------------    ---------------------

COMMITMENTS AND CONTINGENCIES                                                        -                       -

STOCKHOLDER'S EQUITY:
  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding                                      -                       -
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     727,246                 725,935
  Accumulated other comprehensive income                                         126,932                 118,795
  Retained earnings                                                            1,241,234               1,192,599
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                 2,102,444               2,044,361
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         37,544,886     $        37,065,891
                                                                        ====================    =====================






See notes to consolidated financial statements.                                                     (Concluded)





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
======================================================================================================================


                                                                        ---------------------------------------------
                                                                                 Six Months Ended June 30,
                                                                        ---------------------------------------------
OPERATING ACTIVITIES:                                                          2005                     2004
                                                                        --------------------    ---------------------
  Net income                                                        $         209,202        $        160,316
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Earnings allocated to participating policyholders                            1,746                   6,551
   Amortization of investments                                                (28,206)                 26,408
   Net realized gains on investments
    and write-downs of mortgage loans and real estate                         (59,822)                (29,310)
   Depreciation and amortization                                               39,202                  32,873
   Deferral of acquisition costs                                              (25,090)                (25,857)
   Deferred income taxes                                                       13,040                 (13,782)
  Changes in assets and liabilities:
   Policy benefit liabilities                                                 (60,738)               (167,822)
   Reinsurance receivable                                                      22,342                 108,482
   Accrued interest and other receivables                                       7,304                  35,875
   Other, net                                                                (163,573)                (68,646)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by operating activities                       (44,593)                 65,088
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities and redemptions
   of investments:
   Fixed maturities available-for-sale:
    Sales                                                           $       3,468,630        $      6,037,673
    Maturities and redemptions                                              5,448,921               1,125,872
   Mortgage loans on real estate                                              185,325                 177,231
   Common stock                                                                84,786                  46,130
  Purchases of investments:
   Fixed maturities available-for-sale                                     (9,395,466)             (6,985,790)
   Mortgage loans on real estate                                              (14,317)                 (8,003)
   Common stock                                                               (89,809)                112,390
  Net change in short-term investments                                       (241,155)               (271,296)
  Other, net                                                                   76,632                (158,970)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by investing activities             $        (476,453)       $         75,237
                                                                        --------------------    ---------------------







                                                                                                    (Continued)




                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
======================================================================================================================



                                                                                 Six Months Ended June 30,
                                                                        -------------------- -- ---------------------
FINANCING ACTIVITIES:                                                          2005                     2004
                                                                        --------------------    ---------------------
  Net contract deposits (withdrawals)                               $         280,226        $       (159,103)
  Change in due to The Great-West Life Assurance
     Company                                                                    5,824                  (2,191)
  Change in due to GWL&A Financial Inc.                                        41,546                 (47,505)
  Dividends paid                                                             (160,567)                (47,887)
  Net commercial paper (repayments) borrowings                                (16,471)                    837
  Change in bank overdrafts                                                    21,249                   3,070
  Net repurchase agreements borrowings                                        314,993                  77,156
                                                                        --------------------    ---------------------

    Net cash provided by (used in) financing activities                       486,800                (175,623)
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                          (34,246)                (35,298)

CASH, BEGINNING OF PERIOD                                                     110,518                 188,329
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $          76,272        $        153,031
                                                                        ====================    =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:
   Income taxes                                                     $             11,466     $         74,705
   Interest                                                                        8,520                7,839







See notes to consolidated financial statements.                                                     (Concluded)






                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                 (In Thousands)
                                   (Unaudited)


====================================================================================================================================

                                                                                      Accumulated Other
                                                                                  Comprehensive Income (Loss)
                                                                                   -----------------------
                                                                                   Unrealized    Minimum
                                 Preferred Stock      Common Stock     Additional    Gains       Pension
                               ------------------ -------------------   Paid-in    (Losses) on  Liability    Retained
                                Shares    Amount   Shares     Amount    Capital    Securities   Adjustment   Earnings       Total
                               --------  -------- --------   --------   ---------  ----------   ----------   ----------   ---------
BALANCE, JANUARY 1, 2005            -  $      -     7,032  $   7,032  $  725,935  $  133,546  $  (14,751)  $ 1,192,599  $ 2,044,361

  Net income                                                                                                   209,202      209,202
  Other comprehensive income                                                           8,296        (159)                     8,137
                                                                                                                          ---------
   Total comprehensive income                                                                                               217,339
                                                                                                                          ---------
  Dividends                                                                                                   (160,567)    (160,567)
  Income tax benefit on stock
   compensation                                                            1,311                                              1,311

                               --------  -------- --------   --------   ---------  ----------   ----------   ----------   ---------
BALANCE, JUNE 30, 2005              -  $      -     7,032  $   7,032  $  727,246  $  141,842  $  (14,910)  $ 1,241,234  $ 2,102,444
                               ========  ======== ========   ========   =========  ==========   ==========   ==========   =========





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

         Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

         Great-West Lifeco Inc. ("Lifeco"), of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the "Plan") that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Company accounts for stock options granted under the plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Refer to Note 2
         - New Accounting Pronouncements, regarding changes to the accounting for stock options that the Company will implement on January 1, 2006. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as revised by Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"), to stock-based employee compensation.


                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                   -----------------------------------    --------------------------------
                                                        2005                2004              2005               2004
                                                   ---------------      --------------    --------------     -------------
        Net income, as reported                $     128,432       $       60,259      $   209,202       $      160,316
        Less compensation for fair
           value of stock options, net
           of related tax effects                         648                 900            1,488
                                                                                                                  1,920
                                                   ---------------      --------------    --------------     -------------
        Proforma net income                    $     127,784       $       59,359      $   207,714       $      158,396
                                                   ===============      ==============    ==============     =============

         Certain reclassifications have been made to the 2004 consolidated financial statements or related notes to conform to the 2005 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In January 2004, Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R") was reissued by the Financial Accounting Standards Board ("FASB"). FIN 46R addresses consolidation by business enterprises of variable interest entities ("VIEs"), which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance, as reissued, is effective for VIEs created after January 31, 2003, and for pre-existing VIEs as of March 31, 2004. In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs and concluded that it does not have any investments or ownership interests in VIEs.

         In December 2002, Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") was issued by the FASB. SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Accounting Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB No. 25 or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. In December 2004, SFAS No. 123R was issued by the FASB. SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected to only disclose the impact of recording the fair value of stock options in the notes to its consolidated financial statements. The Company will adopt the provisions of SFAS 123R on January 1, 2006 and does not expect this statement to have a material effect on its consolidated financial position or results of operations.

         In January 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. On June 29, 2005, the FASB staff announced its intention to issue FASB Staff Position 115-1 ("FSP 115-1"). When issued, FSP 115-1 will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with new interpretations of existing measurement and recognition guidance. FSP 115-1 is expected to be effective for periods beginning after September 15, 2005. The Company is evaluating the impact the adoption of FSP 115-1 will have on its financial position and results of operations.

  3.     RELATED-PARTY TRANSACTIONS

         On August 31, 2003, the Company and The Canada Life Assurance Company ("CLAC"), an affiliate, entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain life, health and annuity business of CLAC's United States branch.

         On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded an income statement impact of $256,000 of negative premium income and change in reserves associated with these policies. The Company also recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


         Assets                                                          Liabilities and Stockholder's Equity
         ------                                                          ------------------------------------
         Cash                                    $        (126,105)      Policy reserves                $      (286,149)
         Reinsurance receivable                           (152,077)      Policy and contract claims             (32,755)
         Deferred ceding commission                        (29,831)      Policyholders' funds                    (3,982)
         Premiums in course of collection                  (14,873)
                                                    -------------------                                   ----------------
                                                 $        (322,886)                                     $      (322,886)
                                                    ===================                                   ================


         Effective April 1, 2005, the Company and CLAC amended the Indemnity Reinsurance Agreement to adjust the coinsurance and coinsurance with funds withheld through the transfer of $468,123 of assets from CLAC to the Company as follows:


         Assets                                                          Liabilities and Stockholder's Equity
         ------                                                          ------------------------------------
         Bonds                                   $         414,623                                      $           -
         Mortgages                                          49,218
         Investment income due and
            accrued                                          4,282
                                                                                                          ----------------
         Reinsurance receivable                           (468,123)
                                                    -------------------                                   ----------------
                                                 $            -                                         $           -
                                                    ===================                                   ================

         As a result of this transaction, the reinsured 80% of the life, health and annuity business is currently 58% coinsurance and 22% coinsurance with funds withheld. Under the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007.

         On November 15, 2004, the Company issued a surplus note to its parent company, GWL&A Financial Inc. ("GWL&A Financial") with a face amount of $195,000 and carrying amounts of $194,169 and $194,164 at June 30, 2005 and December 31, 2004, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14, and matures on November 14, 2034. On December 16, 2004, the Company used the proceeds from the sale of the surplus note to redeem its $175,000 subordinated note payable to GWL&A Financial and for general corporate purposes.

         The Company's separate accounts offer mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. For the six months ended June 30, 2005 these purchases totaled $334,414. As the general account investment contracts are also included in the separate account balances, the Company has reduced the separate account assets and liabilities by $311,522 at June 30, 2005 to avoid the overstatement of assets and liabilities in its consolidated balance sheet.

4.       IMPAIRMENT OF FIXED MATURITY AND EQUITY INVESTMENTS

         The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to market recording unrealized gains and losses in the other comprehensive income section of stockholder's equity. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments.

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

         During the three months ended June 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $240 and $0, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $4,432 and $3,162, respectively. No impairments were recorded on equity securities for any of the three or six-month periods ended June 30, 2005 or 2004.

5.       REINSURANCE

         In addition to the Indemnity Reinsurance Agreement entered into with CLAC (See Note 3 above), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited to cede 40% in 2005 and 75% in 2004 of direct written group health stop-loss and excess loss activity.

6.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of the cost of employee benefit plans included in operating expenses during the three and six-month periods ended June 30, 2005 and 2004 are as follows:


                                                   Three Months Ended June 30,            Three Months Ended June 30,
                                               ------------------------------------    -----------------------------------
                                                     2005                2004              2005                2004
                                               -----------------    ---------------    -------------     -----------------
                                                                                                Post-Retirement
                                                        Pension Benefits                          Medical Plan
                                               ------------------------------------    -----------------------------------
        Service cost                        $        2,124       $       2,144      $         596     $          722
        Interest cost                                3,634               3,329                605                684
        Expected return on plan
           assets                                   (3,902)             (3,733)                -                   -
        Amortization of transition
           obligation                                 (379)               (379)                -                   -
        Amortization of
           unrecognized prior
           service cost                                158                 158               (467)              (178)
        Amortization of gains from
           earlier periods                           1,009                 688                113                166
                                               ----------------     ---------------    -------------     -----------------
        Net periodic benefit cost           $        2,644       $       2,207      $          847    $        1,394
                                               ================     ===============    =============     =================



                                                    Six Months Ended June 30,              Six Months Ended June 30,
                                               ------------------------------------    -----------------------------------
                                                    2005                2004               2005                2004
                                               ----------------    ----------------    -------------      ----------------
                                                                                                Post-Retirement
                                                        Pension Benefits                          Medical Plan
                                               ------------------------------------    -----------------------------------
        Service cost                        $       4,274       $       4,288       $       1,404    $          1,444
        Interest cost                               7,329               6,658               1,347               1,368
        Expected return on plan
           assets                                  (7,804)             (7,466)                -                   -

        Amortization of transition
           obligation                                (758)               (758)                -                   -

        Amortization of
           unrecognized prior
           service cost                               316                 316                (645)               (356)
        Amortization of gains from
           earlier periods                          2,123               1,376                 277                 332
                                               ---------------     ----------------    -------------      ----------------
        Net periodic benefit cost           $       5,480       $       4,414       $       2,383    $          2,788
                                               ===============     ================    =============      ================


         The Company does not expect to make contributions to its pension plan during the year ended December 31, 2005.

7.       SEGMENT INFORMATION

         The Company has two reportable business segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets group life and health insurance primarily to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

         The following table summarizes the financial results of the Company's Great-West Healthcare segment for the three and six-month periods ended June 30, 2005 and 2004:


                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                  -----------------------------------     ---------------------------------
                                                      2005                2004                 2005               2004
                                                  --------------     ----------------     ---------------     -------------
         Premium income                        $    144,059       $       92,260      $      330,546      $       31,889
         Fee income                                 163,275              163,581             328,881             307,682
         Net investment income                       16,965                9,365              30,420              25,754
         Net realized investment
          gains (losses)                              20,323              (1,436)             21,055               5,724
                                                  --------------     ----------------     ---------------     -------------
         Total revenues                             344,622              263,770             710,902             371,049
         Total benefits and expenses                266,818              222,045             573,912             260,930
         Income tax expenses                          26,441              13,520              44,739              36,650
                                                  --------------     ----------------     ---------------     -------------
         Net income                            $      51,363      $       28,205      $       92,251      $       73,469
                                                  ==============     ================     ===============     =============



         The following table summarizes the financial results of the Company's Financial Services segment for the three and six-month periods ended June 30, 2005 and 2004:


                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                 -----------------------------------     ---------------------------------
                                                     2005                2004                 2005               2004
                                                 --------------     ----------------     ---------------     -------------
         Premium income                       $       84,136     $      108,662      $      219,620      $      245,918
         Fee income                                   73,558             67,043             146,411             133,497
         Net investment income                       275,141            228,857             518,684             493,707
         Net realized investment
          gains (losses)                              48,153            (10,030)             38,767              23,586
                                                 --------------     ----------------     ---------------     -------------
         Total revenues                              480,988            394,532             923,482             896,708
         Total benefits and expenses                 370,574            348,648             757,148             767,495
         Income tax expenses                          33,345             13,830              49,383              42,366
                                                 --------------     ----------------     ---------------     -------------
         Net income                           $       77,069     $       32,054      $      116,951      $       86,847
                                                 ==============     ================     ===============     =============

8.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of its operations.

         During 2002, the Company entered into a corporate facility agreement in the amount of $50,000 for general corporate purposes. The agreement was extended by an amended agreement on May 26, 2005 and matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of the statutory net income (if positive) for each quarter ending after March 31, 2005. The Company has not drawn upon the credit facility at June 30, 2005 or December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of its products, investment spreads or yields or the earnings or profitability of its activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

         The following discussion addresses the financial condition of the Company as of June 30, 2005 compared with December 31, 2004 and its results of operations for the three and six-month periods ended June 30, 2005 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's report on Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.


                Results of Operations                Three Months Ended June 30,            Six Months Ended June 30,
                                                 ------------------------------------    ---------------------------------
                    (In millions)                     2005                2004               2005               2004
         ------------------------------------    ---------------    -----------------    --------------    ---------------
         Premium income                       $        228       $         201        $        550      $        278
         Fee income                                    237                 231                 475               441
         Net investment income                         292                 238                 549               520
         Realized investment
          gains (losses)                                69                 (11)                 60                29
                                                 ---------------    -----------------    --------------    ---------------
         Total revenues                                826                 659               1,634             1,268
         Total benefits and expenses                   638                 571               1,331             1,029
         Income tax expenses                            60                  28                  94                79
                                                 ---------------    -----------------    --------------    ---------------
         Net income                           $        128       $          60        $        209      $        160
                                                 ===============    =================    ==============    ===============

         Deposits for investment-
          type contracts (1)                  $         90       $         174        $        791      $        344
         Deposits to separate
          accounts                                     521                 456               1,082               992
         Self-funded premium
          equivalents                                1,156               1,158               2,307             2,325

         (1) Includes $22 and $0 during the three months ended June 30, 2005 and 2004, respectively, and $334 and $0 during the six months ended June 30, 2005 and 2004, respectively, of the Company's guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 3 to the accompanying consolidated financial statements.


                                Balance Sheet
                                (In millions)                               June 30, 2005           December 31, 2004
         -------------------------------------------------------------    -------------------    -------------------------
         Investment assets                                             $         20,966       $            19,653
         Separate account assets                                                 13,934                    14,155
         Total assets                                                            37,545                    37,066
         Total policy benefit liabilities                                        19,258                    18,942
         Due to Great-West Life Assurance Company                                    32                        27
         Due to GWL&A Financial Inc.                                                196                       194
         Total stockholder's equity                                               2,102                     2,044

         CONSOLIDATED RESULTS

         Three months ended June 30, 2005 compared with the three months ended June 30, 2004

         The Company's consolidated net income increased by $68 million to $128 million or 113% during the second quarter of 2005 when compared to the same period in 2004. The increase in net income reflects a $45 million increase in the Financial Services segment and a $23 million increase in the Great-West Healthcare segment.

         Total revenues increased by $167 million or 25% to $826 million during the second quarter of 2005 when compared to the same period in 2004. The increase is largely the result of higher net investment income and net realized gains on the sale of investments, primarily in the Financial Services segment, which is discussed further below.

         Benefits and expenses increased by $67 million during the three months ended June 30, 2005 when compared to the same period of 2004. Benefits and expenses increased by $45 million in the Healthcare segment primarily associated with lower contractual cession percentages on the Allianz Risk Transfer (Bermuda) Limited ("Allianz") reinsurance contract during 2005 when compared to 2004. Operating expenses, including commission expenses and premium taxes, were $246 million during each of the two quarterly periods ended June 30, 2005 and 2004. Income tax expense increased by $32 million, primarily as a result of higher net income during the quarter ended June 30, 2005 when compared to the same period of 2004.

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

         Deposits for investment-type contracts decreased by $84 million due to a decrease in transfers by participants from unaffiliated retail investment options to GWLA investment options (general and separate accounts) for which the Company provides plan and participant recordkeeping services.

         Self-funded premium equivalents decreased minimally from $1,158 million to $1,156 million during the three month periods ended June 30, 2005 and 2004, respectively.

         Six months ended June 30, 2005 compared with the six months ended June 30, 2004

         The Company's consolidated net income increased by $49 million or 30% during the first six months of 2005 when compared to the same period in 2004. The net income increase reflects a $30 million increase in the Financial Services segment and a $19 million increase in the Great-West Healthcare segment.

         Total revenues increased by $367 million or 29% during the first six months of 2005 when compared to the same period in 2004. The increase is primarily the result of the February 2004, CLAC recapture of certain group life and health business from the Company associated with the original Indemnity Reinsurance Agreement, as discussed in Note 3 to the accompanying consolidated financial statements. During the first quarter of 2004, the Company recorded an income statement impact of $256 million of negative premium income and change in reserves associated with these recaptured policies. Net realized gains on the sale of investments increased by $31 million primarily due to the realized gains on the sale of equity investments. Fee income increased by $34 million during the six month period ended June 30, 2005, primarily in the Healthcare segment, when compared to the same period of 2004.

         Benefits and expenses increased by $303 million or 29% during the first six months of 2005 when compared to the first six months in 2004. The increase in benefits and expenses is primarily due to the aforementioned decrease in the amount of $256 million during 2004. In addition, the decrease in the percentage from 75% in 2004 to 40% in 2005 of the ceding of certain group health stop-loss and excess loss business to Allianz contributed to the increase in benefit expenses. Operating expenses, including commission expense and premium taxes decreased slightly by $15 million or 3% to $485 million during the six months ended June 30, 2005.

         Deposits for investment-type contracts increased by $447 million or 130% during the six months ended June 30, 2005 when compared to the same period in 2004. This increase is primarily caused by a $334 million general account purchase by affiliated funds or other separate account investment options, as discussed in the Financial Services segment results below.

         Deposits for separate accounts increased by $90 million or 9% during the six months ended June 30, 2005 when compared to the same period in 2004. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

         Self-funded premium equivalents decreased slightly by $18 million or less than 1% to $2.307 million during the six months ended June 30, 2005 when compared to the same period in 2004.

         SEGMENT RESULTS

         Great-West Healthcare Segment

         The following is a summary of certain financial data of the Great-West Healthcare segment for the three and six-month periods ended June 30, 2005 and 2004:


                  Operating Summary                  Three Months Ended June 30,            Six Months Ended June 30,
                                                 ------------------------------------    ---------------------------------
                    (In millions)                     2005                2004               2005               2004
         ------------------------------------    ---------------    -----------------    --------------    ---------------
         Premium income                       $        144       $          92        $        331      $         32
         Fee income                                    163                 164                 329               308
         Net investment income                          17                   9                  30                26
         Net realized investment
            gains (losses)                              21                  (1)                 21                 5
                                                 ---------------    -----------------    --------------    ---------------
         Total revenues                                345                 264                 711               371
         Total benefits and expenses                   267                 222                 574               261
         Income tax expenses                            27                  14                  45                37
                                                 ---------------    -----------------    --------------    ---------------
         Net income                           $         51       $          28        $         92      $         73
                                                 ===============    =================    ==============    ===============
         Self-funded premium
          equivalents                         $      1,156       $       1,158        $      2,307      $      2,325

         Three months ended June 30, 2005 compared with the three months ended June 30, 2004

         Net income for the Great-West Healthcare segment increased by $23 million or 82% for the three months ended June 30, 2005 when compared to the same period of 2004. This increase is primarily due to increased realized gains on sales of equity investments and the result of favorable loss ratios created by the reduction in first year business and the related strain that business incurs.

         Premium revenue increased by $52 million during the three months ended June 30, 2005 when compared to the same period of 2004. The increase related primarily to a decrease in reinsurance cession with Allianz in the amount of $50 million compared to $84 million in the same period in 2004. The decrease is based upon lower contractual percentages during 2005. Premium revenue was also impacted by favorable renewal pricing.

         Fee income during the quarter ended June 30, 2005 was relatively flat when compared to the same period of 2004. Fee income was impacted by increased revenue earned under the Company's pharmacy benefits management contract, offset by the impact of lower membership. Revenue earned under the pharmacy benefits contract increased by $7 million to $29 million during the three months ended June 30, 2005 when compared to the same period of 2004.

         The Great-West Healthcare segment experienced a 1% decrease in total health care membership from 1.914 million members at March 31, 2005, to
         1.892 million members at June 30, 2005. The decrease in membership has been impacted by a combination of higher contract terminations and lower sales of new business.

         Total benefits and expenses increased by $45 million during the three months ended June 30, 2005 compared to the same period of 2004. The increase is primarily associated with the decreased reinsurance cession to Allianz mentioned above in the amount of $50 million in 2005 compared to $84 million in the same period in 2004 based on lower contractual cession percentages in 2005. The remaining increase is the result of higher health claims related to specific stop loss coverage.

         Self-funded premium equivalents were relatively flat for the three months ended June 30, 2005 when compared to the same period of 2004.

         Six months ended June 30, 2005 compared with the six months ended June 30, 2004

         Net income for the Great-West Healthcare segment increased by $19 million or 26% for the six months ended June 30, 2005 when compared to the same period of 2004. This increase is primarily due to higher realized gains on sales of equity investments during the period. Earnings were also impacted by an increase in pharmacy benefits management revenue and lower aggregate loss ratios, which offset higher specific loss ratios and the impact of lower membership.

         Premium revenue increased by $299 million during the six months ended June 30, 2005 when compared to the same period of 2004. The increase is attributable to the inclusion of negative premium in the amount of $207 million in 2004 as a result of the February 2004 recapture discussed in
         Note 3 in the accompanying consolidated financial statements, comprised of $256 million of negative premiums offset by $49 million of normal CLAC reinsurance activity recorded before the recapture. In addition, stop loss business ceded to Allianz during 2005 was $96 million compared to $158 million in 2004 based on lower contractual cession percentages in 2005. The remaining increase is the result of improved renewal pricing.

         Fee income during the six months ended June 30, 2005 increased by $21 million when compared to the same period of 2004. The increase is primarily due to the increased pharmacy benefits management contract revenue and improved renewal pricing, partially offset by the impact of lower membership. Revenue earned under the pharmacy benefits contract increased by $16 million to $55 million during the six months ended June 30, 2005 when compared to the same period of 2004.

         The Great-West Healthcare segment experienced a 6% decrease in total health care membership from 2.021 million members at December 31, 2004, to 1.892 million members at June 30, 2005. There was a 1% decrease in total health care membership from 1.914 million at June 30, 2004 to
         1.892 million at June 30, 2005. These declines are due to higher contract terminations and lower sales of new business.

         Total benefits and expenses increased by $313 million for the six months ended June 30, 2005 when compared to the same period of 2004. The increase is primarily due to a reduction in net Canada Life benefits of $250 million associated with the February 2004 recapture discussed above, comprised of $256 million of negative change in reserves offset by $6 million of normal CLAC reinsurance activity recorded before the recapture. Additionally, stop loss business ceded to Allianz during 2005 was $96 million compared to $158 million in 2004 based on lower contractual cession percentages in 2005. The remaining increase is the result of higher health claims related to specific stop loss coverage.

         Self-funded premium equivalents decreased by $18 million, or 1% for the six month period ended June 30, 2005 when compared to the same periods of 2004. This decrease is due to decreased membership.

         Financial Services Segment

         The following is a summary of certain financial data of the Financial Services segment for the three and six-month periods ended June 30, 2005 and 2004:


                  Operating Summary                   Three Months Ended June 30,            Six Months Ended June 30,
                                                  ------------------------------------    ---------------------------------
                    (In millions)                      2005                2004               2005               2004
         -------------------------------------    ---------------    -----------------    --------------    ---------------
         Premium income                        $         84       $         109        $        219      $        246
         Fee income                                      74                  67                 146               133
         Net investment income                          275                 229                 519               494
         Net realized investment
            gains (losses)                               48                 (10)                 39                24
                                                  ---------------    -----------------    --------------    ---------------
         Total revenues                                 481                 395                 923               897
         Total benefits and expenses                    371                 349                 757               768
         Income tax expenses                             33                  14                  49                42
                                                  ---------------    -----------------    --------------    ---------------
         Net income                            $         77       $          32        $        117      $         87
                                                  ===============    =================    ==============    ===============

         Deposits for investment
            type contracts                     $         90       $         174        $        791      $        344
          Deposits to separate
            accounts                                    521                 456               1,082               992


         Three months ended June 30, 2005 compared with the three months ended June 30, 2004

         Net income for the Financial Services segment increased by $45 million or 141% during the three months ended June 30, 2005 when compared to the same period of 2004. Net income increased by $18 million as a result of marking to market the embedded derivative associated with the CLAC funds withheld reinsurance agreement when compared to the same period of 2004. Net realized investment gains have increased significantly in 2005 due to a large realized gain on the sale of equity investments during 2005. In addition, net income derived from the 2003 acquisition of Canada Life has improved from 2004 due to expense synergies generated from the consolidation of operations and the reduction of new business strain from curtailing sales activity, which was achieved during 2003 and 2004.

         Total premiums and deposits to investment-type contracts and deposits to separate accounts decreased by $44 million or 6% for the quarter ended June 30, 2005 when compared to the same period of 2004 due to a decrease in transfers by participants from unaffiliated retail investment options to GWLA investment options (general and separate accounts) for which the Company provides plan and participant recordkeeping services. Higher premiums and deposits for Retirement Services during the three months ended June 30, 2004 also contributed to the decrease.

         Retirement participant accounts, including third-party administration and institutional accounts, increased by 2% in the second quarter 2005, from 2.622 million at March 31, 2005 to 2.672 million at June 30, 2005.

         Fee income increased by $7 million or 10%, for the quarter ended June 30, 2005 when compared to the same period of 2004. Retirement products variable asset-based fees fluctuate with changes in participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in equity markets.
         Net investment income and net realized gains and losses on the sales of investments increased by $104 million or 47% during the quarter ended June 30, 2005 when compared to the same period of 2004. The increase is primarily due to a large gain on the sale of equities in 2005 as well as an increase in investment income related to marking to market the embedded derivative mentioned above.

         Total benefits and expenses increased by $22 million or 6% during the second quarter of 2005 when compared to the same period of 2004. During the second quarter of 2004, there was a significant decrease in the deferred ceding commission amortization, which created this fluctuation.

         Six months ended June 30, 2005 compared with the six months ended June 30, 2004

         Net income for the Financial Services segment increased by $30 million or 34% during the six months ended June 30, 2005 when compared to the same period of 2004. The increase in net income was primarily attributed to a combination of positive results from the Individual Markets line of business, a large gain from the sale of equities and an increase of $8 million as a result of marking to market the embedded derivative associated with the CLAC funds withheld reinsurance agreement when compared to the same period of 2004.

         Total premiums and deposits to investment-type contracts and deposits to separate accounts, increased by $510 million or 32% during the six-month period ended June 30, 2005 when compared to the same period of 2004. The increase is primarily within the Retirement Services business area. As discussed in Note 3 in the accompanying consolidated financial statements, the Company's separate accounts offer mutual funds or other investment options that, beginning in 2005, purchased guaranteed interest annuity contracts issued by the Company in the amount of $334 million, which is included in deposits for investment-type contracts.

         Retirement participant accounts, including third-party administration and institutional accounts, increased by 7% in 2005, from 2.498 million at December 31, 2004 to 2.672 million at June 30, 2005.

         Fee income has increased by $13 million or 10% for the first six months of 2005 when compared to the same period of 2004. Retirement products variable asset-based fees fluctuate with changes in participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in equity markets.

         Net investment income and net realized gains and losses from the sale of investments increased by $40 million or 8% during the six-month period ended June 30, 2005 compared to the same period of 2004. The increase is primarily due to a large gain on the sale of equity investments in 2005.

         Total benefits and expenses decreased by $11 million or 1% in the first six months of 2005 when compared to the same period of 2004.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

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

         One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. The following table contains the rating distribution of the Company's fixed maturity portfolio.



         Rating                                               June 30, 2005             December 31, 2004
         ------                                            ---------------------     ------------------------
         AAA                                                        58.5    %                 56.9      %
         AA                                                          7.5    %                  8.2      %
         A                                                          15.1    %                 15.6      %
         BBB                                                        16.5    %                 16.7      %
         BB and below (non-investment grade)                         2.4    %                  2.6      %
                                                           ---------------------     ------------------------
         TOTAL                                                     100.0    %               100.0       %
                                                           =====================     ========================

         During the six months ended June 30, 2005, net unrealized gains on fixed maturities included in the other comprehensive section of stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $8 million.

         Impairment of Securities

         The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to market recording unrealized gains and losses in the other comprehensive income section of stockholder's equity. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments.

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

         During the three months ended June 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $0.240 million and $0, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $4.432 million and $3.162 million, respectively. No impairments were recorded on equity securities for any of the three or six-month periods ended June 30, 2005 or 2004.

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

         Valuation Of Privately Placed Fixed Maturities

         A large portion of the Company's invested assets is stated at fair value in its consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 39% of the Company's fixed maturity investments at June 30, 2005 are valued using these type estimates.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,026.2 million and $819.3 million as of June 30, 2005 and December 31, 2004, respectively. In addition, as of both June 30, 2005 and December 31, 2004, 97% of the Company's bond portfolio carried an investment grade rating, thereby providing significant liquidity to its overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $78.6 million and $95.0 million of commercial paper outstanding at June 30, 2005 and December 31, 2004, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

         OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         There have been no material changes to the Company's off-balance sheet arrangements and contractual obligations since the filing of its Annual Report on Form 10-K for the year ended December 31, 2004.

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

         The Company also manages risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes. At June 30, 2005, the Company did not have any interest rate caps.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

         As a result of the coinsurance with funds withheld element of the Company's reinsurance of business of CLAC's US branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company's operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. As a result of this derivative, gains in the amount of $8.5 million and $1.3 million net of tax were included in net income for the three and six-month periods ended June 30, 2005, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that no significant changes in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 1, 2005, the Company held an annual meeting of its shareholders at which all of the directors as reported in the Company's annual report on Form 10-K for the period ended December 31, 2004, were unanimously re-elected.

ITEM 6. EXHIBITS

         Index to Exhibits


                 Exhibit Number           Title                                                                Page
                 ---------------------    ----------------------------------------------------------------     ---------
                       31.1               Rule 13a-14(a)/15d-14(a) Certification                                 26
                       31.2               Rule 13a-14(a)/15d-14(a) Certification                                 27
                       32                 18 U.S.C. 1350 Certification                                           28

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     By:     /s/Glen R. Derback                                                     Date:     August 15, 2005
             ----------------------------------------------------------------------           ---------------------------
             Glen R. Derback, Senior Vice President and Controller
             (Duly authorized officer and chief accounting officer)

