Form 10-Q
period 2005-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2005-11-14
CIK 744455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                                        September 30, 2005
                                          ----------------------------------------------------------------------------

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

As of November 1, 2005, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.




                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------

             Item 1   Financial Statements                                                                     3

                      Consolidated Statements of Income (Unaudited)                                            3

                      Consolidated Balance Sheets (Unaudited)                                                  4

                      Consolidated Statements of Cash Flows (Unaudited)                                        6

                      Consolidated Statement of Stockholder's Equity (Unaudited)                               8

                      Notes to Consolidated Financial Statements (Unaudited)                                   9

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            15

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               25

             Item 4   Controls and Procedures                                                                  26

Part II      OTHER INFORMATION                                                                                 26

             Item 1   Legal Proceedings                                                                        26

             Item 6   Exhibits                                                                                 26

             Signature                                                                                         26





PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------    ---------------------------------
REVENUES:                                          2005              2004               2005               2004
                                              ---------------   ---------------    ---------------    ---------------
Premium income:
  Related party (net of premiums
   ceded totaling $1,077, $704
   $3,656 and $258,908)                    $       40,534     $      32,294     $      144,454     $      (86,085)
  Other (net of premiums ceded
   totaling $65,447, $124,963,                    232,339           148,266            678,585            544,452
   $200,904 and $307,500)
Fee income                                        240,411           232,985            715,703            674,164
Net investment income                             253,653           277,152            802,757            796,613
Net realized gains on investments                     748            14,459             60,570             43,769
                                              ---------------   ---------------    ---------------    ---------------
    Total revenue                                 767,685           705,156          2,402,069          1,972,913
                                              ---------------   ---------------    ---------------    ---------------
BENEFITS AND EXPENSES:
Life and other policy benefits
  (net of reinsurance recoveries
  totaling $67,959, $99,357,
  $194,036 and $292,272)                          223,935           174,152            761,715            646,304
Increase (decrease) in reserves:
  Related party                                   (93,634)         (211,231)          (243,116)          (427,797)
  Other                                           139,988           224,457            300,276            177,750
Interest paid or credited to
  contractholders                                 116,593           109,423            354,300            364,232
Provision for policyholders' share of
  earnings on participating business                  909             4,119              2,655             10,670
Dividends to policyholders                         23,050            21,938             80,721             79,414
                                              ---------------   ---------------    ---------------    ---------------
    Total benefits                                410,841           322,858          1,256,551            850,573
Commissions                                        45,752            46,536            138,495            145,486
Operating expenses                                187,352           194,528            559,566            581,330
Premium taxes                                       5,865             9,654             26,257             24,612
                                              ---------------   ---------------    ---------------    ---------------
    Total benefits and expenses                   649,810           573,576          1,980,869          1,602,001
                                              ---------------   ---------------    ---------------    ---------------
INCOME BEFORE INCOME TAXES                        117,875           131,580            421,200            370,912
PROVISION FOR INCOME TAXES:
   Current                                         50,377            29,085            131,460            121,883
   Deferred                                       (13,373)           12,421               (333)            (1,361)
                                              ---------------   ---------------    ---------------    ---------------
                                                   37,004            41,506            131,127            120,522
                                              ---------------   ---------------    ---------------    ---------------
NET INCOME                                 $       80,871     $      90,074     $      290,073     $      250,390
                                              ===============   ===============    ===============    ===============




See notes to consolidated financial statements.





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)





                                                                           September 30,            December 31,
ASSETS                                                                         2005                     2004
------
                                                                        --------------------    ---------------------
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
   (amortized cost $13,814,538 and $12,909,455)                     $         13,919,204     $        13,215,042
  Mortgage loans on real estate (net of allowances
   of $18,155 and $30,339)                                                     1,497,237               1,543,507
  Equity investments available for sale, at fair value
   (cost $581,002 and $557,761)                                                  587,616                 637,434
  Policy loans                                                                 3,654,629               3,548,225
  Short-term investments available-for-sale
   (cost approximates fair value)                                                849,470                 708,801
                                                                        --------------------    ---------------------
    Total investments                                                         20,508,156              19,653,009

OTHER ASSETS:
  Cash                                                                            59,940                 110,518
  Reinsurance receivable:
   Related party                                                                 525,711               1,072,940
   Other                                                                         235,231                 260,409
  Deferred policy acquisition costs                                              328,021                 301,603
  Deferred ceding commission                                                      80,954                  82,648
  Investment income due and accrued                                              149,421                 159,398
  Amounts receivable related to uninsured accident
   and health plan claims (net of allowances of
   $19,752 and $22,938)                                                          151,977                 144,312
  Premiums in course of collection (net of allowances
   of $5,833 and $8,029)                                                         114,844                  95,627
  Deferred income taxes                                                          196,951                 138,845
  Collateral for securities lending program                                      197,759                 349,913
  Due from GWL&A Financial Inc.                                                    9,452                  55,915
  Other assets                                                                   522,057                 485,357
SEPARATE ACCOUNT ASSETS                                                       14,292,436              14,155,397
                                                                        --------------------    ---------------------

TOTAL ASSETS                                                        $         37,372,910     $        37,065,891
                                                                        ====================    =====================







See notes to consolidated financial statements.                                                     (Continued)





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)





                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2005                     2004
------------------------------------
                                                                        --------------------    ---------------------
POLICY BENEFIT LIABILITIES:
  Policy reserves:
   Related party                                                    $          4,927,331     $         5,170,447
   Other                                                                      13,217,243              12,771,872
  Policy and contract claims                                                     386,260                 360,862
  Policyholders' funds                                                           319,574                 327,409
  Provision for policyholders' dividends                                         117,291                 118,096
  Undistributed earnings on participating business                               187,142                 192,878

GENERAL LIABILITIES:
  Due to The Great-West Life Assurance Company                                    36,764                  26,659
  Due to GWL&A Financial Inc.                                                    199,125                 194,164
  Repurchase agreements                                                          749,319                 563,247
  Commercial paper                                                                94,309                  95,044
  Payable under securities lending agreements                                    197,759                 349,913
  Other liabilities                                                              629,515                 695,542
SEPARATE ACCOUNT LIABILITIES                                                  14,292,436              14,155,397
                                                                        --------------------    ---------------------
    Total liabilities                                                         35,354,068              35,021,530
                                                                        --------------------    ---------------------

COMMITMENTS AND CONTINGENCIES                                                    -                       -

STOCKHOLDER'S EQUITY:
  Preferred stock, $1 par value, 50,000,000 shares
    authorized; 0 shares issued and outstanding                                  -                       -
  Common stock, $1 par value; 50,000,000 shares
    authorized; 7,032,000 shares issued and outstanding                            7,032                   7,032
  Additional paid-in capital                                                     727,153                 725,935
  Accumulated other comprehensive income                                          23,343                 118,795
  Retained earnings                                                            1,261,314               1,192,599
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                 2,018,842               2,044,361
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $         37,372,910     $        37,065,891
                                                                        ====================    =====================







See notes to consolidated financial statements.                                                     (Concluded)





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)




                                                                              Nine Months Ended September 30,
                                                                        ---------------------------------------------
OPERATING ACTIVITIES:                                                          2005                     2004
                                                                        --------------------    ---------------------
  Net income                                                         $        290,073        $        250,390
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Earnings allocated to participating policyholders                            2,655                  10,670
   Amortization of net investment premiums (discounts)                        (20,944)                 32,053
   Net realized gains on investments
    and write-downs of mortgage loans                                         (60,570)                (43,769)
   Depreciation and amortization                                               54,073                  54,954
   Deferral of acquisition costs                                              (35,768)                (38,053)
   Deferred income taxes                                                         (333)                 (1,361)
  Changes in assets and liabilities:
   Policy benefit liabilities                                                  69,609                (265,746)
   Reinsurance receivable                                                     104,284                 104,853
   Accrued interest and other receivables                                     (12,623)                 13,598
   Other, net                                                                (214,885)               (100,476)
                                                                        --------------------    ---------------------

    Net cash provided by operating activities                                 175,571                  17,113
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:
  Proceeds from sales, maturities and redemptions of investments: Fixed maturities available-for-sale:
    Sales                                                                  10,518,966               6,334,760
    Maturities and redemptions                                              1,425,046               4,040,872
   Mortgage loans on real estate                                              250,365                 271,417
   Common stock                                                               170,732                  74,265
  Purchases of investments:
   Fixed maturities available-for-sale                                    (12,394,544)            (10,075,221)
   Mortgage loans on real estate                                              (67,424)                (25,731)
   Common stock                                                              (113,880)               (218,438)
  Net change in short-term investments                                       (140,669)               (192,280)
  Other, net                                                                  (34,850)                (85,320)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by investing activities                      (386,258)                124,324
                                                                        --------------------    ---------------------







See notes to consolidated financial statements.                                                     (Continued)





                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)





                                                                              Nine Months Ended September 30,
                                                                        -------------------- -- ---------------------
FINANCING ACTIVITIES:                                                          2005                     2004
                                                                        --------------------    ---------------------
  Net contract deposits (withdrawals)                               $         104,954        $       (234,337)
  Change in due to The Great-West Life Assurance Company                       10,105                  (9,249)
  Change in due to GWL&A Financial Inc.                                        51,024                 (37,862)
  Dividends paid                                                             (221,358)               (100,072)
  Net commercial paper (repayments) borrowings                                   (735)                    610
  Change in bank overdrafts                                                    30,047                 (18,984)
  Net repurchase agreement transactions                                       186,072                 181,877
                                                                        --------------------    ---------------------

    Net cash provided by (used in) financing activities                       160,109                (218,017)
                                                                        --------------------    ---------------------

NET DECREASE IN CASH                                                          (50,578)                (76,580)

CASH, BEGINNING OF PERIOD                                                     110,518                 188,329
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $          59,940        $        111,749
                                                                        ====================    =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:
   Income taxes                                                     $             41,879     $        123,799
   Interest                                                                        9,381               11,443






See notes to consolidated financial statements.                                                     (Concluded)






                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                 (In Thousands)
                                   (Unaudited)




                                                                                         Accumulated Other
                                                                                    Comprehensive Income (Loss)
                                                                                   -----------------------------
                                                                                   Unrealized    Minimum
                                Preferred Stock       Common Stock     Additional     Gains       Pension
                              ------------------- ------------------   Paid-in     (Losses)on    Liability    Retained
                               Shares     Amount   Shares    Amount    Capital     Securities    Adjustment   Earnings      Total
                              --------   -------- --------  --------   ---------   ------------ -----------  -----------  ----------
BALANCE, JANUARY 1, 2005           -   $      -     7,032  $  7,032  $  725,935  $   133,546   $  (14,751)  $ 1,192,599 $ 2,044,361

  Net income                                                                                                    290,073     290,073
  Other comprehensive income                                                         (95,293)        (159)                  (95,452)
                                                                                                                          ----------
   Total comprehensive income                                                                                               194,621
                                                                                                                          ----------
  Dividends                                                                                                    (221,358)   (221,358)
  Income tax benefit on stock
   compensation                                                           1,218                                               1,218

                              --------   -------- --------  --------   ---------   ------------ -----------  ----------- -----------
BALANCE, SEPTEMBER 30, 2005        -   $      -     7,032  $  7,032  $  727,153  $    38,253   $  (14,910)  $ 1,261,314 $ 2,018,842
                              ========   ======== ========  ========   =========   ============ ===========  ===========  ==========





See notes to consolidated financial statements.



                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)



1.       ORGANIZATION AND BASIS OF PRESENTATION

         Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the "Company") is a direct wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. ("Lifeco"). The Company offers a wide range of life insurance, health insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

         The Company's consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and notes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2004.

         Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

         Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the "Plan") that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Company accounts for stock options granted under the plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Refer to Note 2 - New Accounting Pronouncements, regarding changes to the accounting for stock options that the Company will implement on January 1, 2006. No stock-based employee compensation cost is reflected in net income in the accompanying consolidated financial statements, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as revised by Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"), to stock-based employee compensation.


                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                   -----------------------------------    --------------------------------
                                                        2005                2004               2005              2004
                                                   ----------------     --------------    ---------------    -------------
        Net income, as reported                $    80,871          $        90,074    $      290,073     $      250,390
        Less compensation for the fair
         value of stock options, net
         of related tax effects                     624                         934             2,113              2,854
                                                   ----------------     --------------    ---------------    -------------
        Proforma net income                    $    80,247          $        89,140    $      287,960     $      247,536
                                                   ================     ==============    ===============    =============

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

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected to only disclose the impact of recording the fair value of stock options in the notes to its consolidated financial statements. The Company will adopt the provisions of SFAS 123R on January 1, 2006 and does not expect the adoption of SFAS 123R to have a material effect on its consolidated financial position or results of operations.

         In January 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements, which were effective as of December 31, 2003, for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). EITF 03-1 also included guidance on the measurement and recognition of other-than-temporary impairments of certain investments, which was originally going to be effective during the quarter ended September 30, 2004. However, in response to various concerns raised by financial statement preparers and others, the measurement and recognition provisions of EITF 03-1 were delayed. The FASB staff has announced its intention to issue FASB Staff Position 115-1 ("FSP 115-1"). When issued, FSP 115-1 will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with new interpretations of existing measurement and recognition guidance. FSP 115-1 is expected to be effective for reporting periods beginning after December 15, 2005. The Company is evaluating the impact the adoption of FSP 115-1 will have on its financial position and results of operations.

3.       RELATED-PARTY TRANSACTIONS

         On August 31, 2003, the Company and The Canada Life Assurance Company ("CLAC"), an affiliate, entered into an Indemnity Reinsurance Agreement pursuant to which the Company assumed 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain life, health and annuity business of CLAC's United States branch.

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



         Assets                                                          Liabilities and Stockholder's Equity
         ------                                                          ------------------------------------
         Cash                                      $       (126,105)     Policy reserves                        $      (286,149)
         Reinsurance receivable                            (152,077)     Policy and contract claims                     (32,755)
         Deferred ceding commission                         (29,831)     Policyholders' funds                           (3,982)
         Premiums in course of collection                   (14,873)
                                                     ------------------                                         ----------------
                                                   $       (322,886)                                            $      (322,886)
                                                     ==================                                          ================

         Effective April 1, 2005, the Company and CLAC amended the Indemnity
         Reinsurance Agreement to adjust the coinsurance and coinsurance with funds withheld through the transfer of $468,123 of assets from CLAC to the Company as follows:

         Assets                                                          Liabilities and Stockholder's Equity
         ------                                                          ------------------------------------
         Bonds                                     $        414,623                                             $          -
         Mortgages                                           49,218
         Investment income due and accrued                    4,282
         Reinsurance receivable                            (468,123)
                                                     ------------------                                         ----------------
                                                   $           -                                                $          -
                                                     ==================                                         ================

         As a result of this transaction, the reinsured 80% of the life, health and annuity business is currently 58% coinsurance and 22% coinsurance with funds withheld. Under the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007.

         On November 15, 2004, the Company issued a surplus note to GWL&A Financial with a face amount of $195,000 and carrying amounts of $194,172 and $194,164 at September 30, 2005 and December 31, 2004,
         respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14. The surplus note matures on November 14, 2034. On December 16, 2004, the Company used the proceeds from the issuance of the surplus note to redeem its $175,000 subordinated note payable to GWL&A Financial and for general corporate purposes.

         The Company's separate accounts include mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. During the three and nine months ended September 30, 2005, these purchases totaled $18,474 and $352,888, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $324,607 at September 30, 2005 to avoid the overstatement of assets and liabilities in its consolidated balance sheet at that date.

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

         Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

          o    The fair value is significantly below cost.
          o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
          o The decline in fair value has existed for an extended period of time.
          o    A debt security has been downgraded by a rating agency.
          o    The financial condition of the issuer has deteriorated.
          o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

         While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

         The Company's portfolio of fixed maturity investments fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value to be temporary, even in periods exceeding one year.

         During the three months ended September 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $3,365 and $8,070, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $7,797 and $11,232, respectively. No impairments were recorded on equity securities for any of the three or nine-month periods ended September 30, 2005 or 2004.

5.       REINSURANCE

         The Company enters into reinsurance transactions as both a provider and purchaser of reinsurance. In addition to the Indemnity Reinsurance Agreement entered into with CLAC (See Note 3 above), the Great-West Healthcare division of the Company entered into a reinsurance agreement during 2003 with Allianz Risk Transfer (Bermuda) Limited to cede 40% in 2005 and 75% in 2004 of direct written group health stop-loss and excess loss activity.

6.       COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of the cost of employee benefit plans included in operating expenses during the three and nine-month periods ended September 30, 2005 and 2004 are as follows:


                                                       Three Months Ended                      Three Months Ended
                                                          September 30,                          September 30,
                                               ------------------------------------    -----------------------------------
                                                     2005                2004              2005                2004
                                               -----------------    ---------------    -------------     -----------------
                                                                                                Post-Retirement
                                                        Pension Benefits                          Medical Plan
                                               ------------------------------------    -----------------------------------
        Service cost                        $        2,125       $      2,144       $         596     $          722
        Interest cost                                3,634              3,329                 606                684
        Expected return on plan
         Assets                                     (3,902)            (3,733)                  -                  -
        Amortization of transition
         obligation                                   (379)              (379)                  -                  -
        Amortization of unrecogniz-
         ed prior service cost                         158                158                (467)              (178)
        Amortization of gains from
         earlier periods                             1,009                688                 113                166
                                               ----------------     ---------------    -------------     -----------------
        Net periodic benefit cost           $        2,645       $      2,207       $         848     $        1,394
                                               ================     ===============    =============     =================

                                                        Nine Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                               ------------------------------------    -----------------------------------
                                                    2005                2004               2005                2004
                                               ----------------    ----------------    -------------      ----------------
                                                                                                Post-Retirement
                                                        Pension Benefits                          Medical Plan
                                               ------------------------------------    -----------------------------------
        Service cost                        $        6,399      $       6,432       $      2,000     $         2,166
        Interest cost                               10,963              9,987              1,953               2,052
        Expected return on plan
         assets                                    (11,706)           (11,199)                  -                   -
        Amortization of transition
         obligation                                 (1,137)            (1,137)                  -                   -
        Amortization of unrecogniz-
         ed prior service cost                         474                474             (1,112)               (534)
        Amortization of gains from
         earlier periods                             3,132              2,064                390                 498
                                               ---------------     ----------------    -------------      ----------------
        Net periodic benefit cost           $        8,125      $       6,621       $      3,231     $         4,182
                                               ===============     ================    =============      ================

         During the three months ended September 30, 2004, the Company made a payment in the amount of $3,200 to fund its 2004 pension plan obligation. This payment completely funded the 2004 obligation. The Company does not expect to make contributions to its pension plan during the year ended December 31, 2005.



7.       BUSINESS SEGMENT INFORMATION

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

         The following table summarizes the financial results of the Company's Great-West Healthcare segment for the three and nine-month periods ended September 30, 2005 and 2004:


                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                  -----------------------------------     ---------------------------------
                                                      2005                2004                 2005               2004
                                                  --------------     ----------------     ---------------     -------------
         Premium income                        $      191,911     $       131,406     $       522,457     $      163,294
         Fee income                                   163,653             165,353             492,534            473,036
         Net investment income                         17,030               6,571              47,450             32,325
         Net realized gains on
          investments                                   1,397               5,382              22,453             11,106
                                                  --------------     ----------------     ---------------     -------------
         Total revenues                               373,991             308,712           1,084,894            679,761
         Total benefits and expenses                  313,979             260,096             887,890            521,025
         Income tax expenses                           19,950              15,892              64,691             52,541
                                                  --------------     ----------------     ---------------     -------------
         Net income                            $       40,062     $        32,724     $       132,313     $      106,195
                                                  ==============     ================     ===============     =============

         The following table summarizes the financial results of the Company's
         Financial Services segment for the three and nine-month periods ended
         September 30, 2005 and 2004:

                                                         Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                 -----------------------------------     ---------------------------------
                                                     2005                2004                 2005              2004
                                                 --------------     ----------------     ---------------    --------------
         Premium income                       $       80,962     $       49,154      $       300,582     $      295,073
         Fee income                                   76,758             67,632              223,169            201,128
         Net investment income                       236,623            270,581              755,307            764,288
         Net realized gains (losses)
          on investments                                (649)             9,077               38,117             32,663
                                                 --------------     ----------------     ---------------    --------------
         Total revenues                              393,694            396,444            1,317,175          1,293,152
         Total benefits and expenses                 335,831            313,480            1,092,979          1,080,976
         Income tax expenses                          17,054             25,614               66,436             67,981
                                                 --------------     ----------------     ---------------    --------------
         Net income                           $       40,809     $       57,350      $       157,760     $      144,195
                                                 ==============     ================     ===============    ==============

8.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company's consolidated financial position or results of its operations.

         During 2002, the Company entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The agreement was extended by an amended agreement on May 26, 2005. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either September 30, 2005 or December 31, 2004.



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

         The following discussion addresses the financial condition of the Company as of September 30, 2005 compared with December 31, 2004 and its results of operations for the three and nine-month periods ended September 30, 2005 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's report on Form 10-K for the year ended December 31, 2004, to which the reader is directed for additional information.



                                                          Three Months Ended                    Nine Months Ended
                Results of Operations                       September 30,                         September 30,
                                                  -----------------------------------    ---------------------------------
                    (In millions)                     2005                2004               2005               2004
         ------------------------------------     --------------    -----------------    --------------    ---------------
         Premium income                       $         273      $         181        $        823      $        458
         Fee income                                     240                233                 716               674
         Net investment income                          254                277                 803               797
         Net realized investment gains                    1                 14                  60                44
                                                  --------------    -----------------    --------------    ---------------
         Total revenues                                 768                705               2,402             1,973
         Total benefits and expenses                    650                573               1,981             1,602
         Income tax expenses                             37                 42                 131               121
                                                  --------------    -----------------    --------------    ---------------
         Net income                           $          81      $          90        $        290      $        250
                                                  ==============    =================    ==============    ===============

         Deposits for investment-
          type contracts (1)                  $         197      $         191        $        988      $        535
         Deposits to separate accounts                  534                475               1,616             1,467
         Self-funded premium equivalents              1,162              1,194               3,469             3,519

         (1) Includes $19 and $0 during the three months ended September 30, 2005 and 2004, respectively, and $353 and $0 during the nine months ended September 30, 2005 and 2004, respectively, of the Company's guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 3 to the accompanying consolidated financial statements.



                              Balance Sheet
                              (In millions)                             September 30, 2005          December 31, 2004
         --------------------------------------------------------    ------------------------    -------------------------
         Investment assets                                        $         20,508            $            19,653
         Separate account assets                                            14,292                         14,155
         Total assets                                                       37,373                         37,066
         Total policy benefit liabilities                                   19,155                         18,942
         Due to The Great-West Life Assurance Company                           37                             27
         Due to GWL&A Financial Inc.                                           199                            194
         Total stockholder's equity                                          2,019                          2,044

         CONSOLIDATED RESULTS

         Three months ended September 30, 2005 compared with the three months
         ended September    30, 2004

         The Company's consolidated net income decreased by $9 million, or 10%, to $81 million during the three months ended September 30, 2005 when compared to the same period in 2004. The decrease was due in part to a $13 million change in the marking to market of the embedded derivative associated with the CLAC funds withheld reinsurance agreement, net of policyholder related amounts and deferred taxes.

         Total revenues increased by $63 million, or 9%, to $768 million during the three months ended September 30, 2005 when compared to the same period in 2004. The increase is largely due to a decrease in the contractual reinsurance cession percentages, from 75% in 2004 to 40% in 2005, with Allianz Risk Transfer (Bermuda) Limited ("Allianz"). This ceding percentage decrease caused ceded premiums to decrease by $40 million during 2005 when compared to 2004. Premium revenue was also favorably impacted by improved renewal pricing in the Great-West Healthcare segment and by transfers by participants from investment options for which the Company provides administrative and record-keeping services to the Company's investment options, which are offered in connection with its general and separate accounts in the Financial Services segment. These increases were partially offset by a $42 million reduction in net investment income resulting from the marking to market of the embedded derivative on the funds withheld reinsurance agreement.

         Benefits and expenses increased by $77 million, or 13%, to $650 million during the three months ended September 30, 2005 when compared to the same period of 2004. Benefits and expenses increased by $54 million in the Healthcare segment primarily due to a $40 million decrease in benefits ceded to Allianz during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. Operating expenses, including commission expenses and premium taxes, remained relatively constant during each of the three month periods ended September 30, 2005 and 2004. Income tax expense decreased by $4 million principally as a result of lower income during the three months ended September 30, 2005 when compared to the same period of 2004.

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

         Deposits for investment-type contracts remained relatively constant during each of the three-month periods ended September 30, 2005 and 2004.

         Deposits to the separate accounts increased by $59 million, or 12%, to $534 million during the three month period ended September 30, 2005 when compared to the same period of 2004. The increase reflects higher transfers by participants in the Financial Services segment from unaffiliated retail investment options to those options provided by the Company.

         Self-funded premium equivalents decreased by $32 million, or 3%, to $1,162 million at September 30, 2005 when compared to September 30, 2004.

         Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

         The Company's consolidated net income increased by $40 million, or 16%, to $290 million during the first nine months of 2005 when compared to the same period in 2004. The net income increase reflects a $26 million increase in the Great-West Healthcare segment and a $14 million increase in the Financial Services segment. The increase was primarily the result of increased fee income of $42 million and net realized investment gains of $16 million in both segments.

         Total revenues increased by $429 million, or 22%, to $2,402 million during the first nine months of 2005 when compared to the same period in 2004. The increase is primarily the result of the February 2004, CLAC recapture of certain group life and health business from the Company associated with the original Indemnity Reinsurance Agreement, as discussed in Note 3 to the accompanying consolidated financial statements. During the first quarter of 2004, the Company recorded an income statement impact of $256 million of negative premium income and change in reserves associated with these recaptured policies. In addition, premiums ceded to Allianz decreased by $99 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. Fee income increased by $42 million during the nine-month period ended September 30, 2005. The increase resulted from approximately equal favorable results from the Great-West Healthcare segment attributed to increased pharmacy benefits management contract revenue and from improved renewal pricing and the Financial Services segment attributed to higher fees for providing administrative services to institutional clients.

         Benefits and expenses increased by $379 million, or 24%, to $1,981 million during the first nine months of 2005 when compared to the first nine months in 2004. The increase in benefits and expenses is primarily due to the aforementioned decrease in reinsurance in the amount of $256 million during 2004. In addition, benefits ceded to Allianz decreased by $99 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. Operating expenses, including commission expense, premium taxes and other operating expenses decreased by $27 million, or 4%, to $724 million during the nine months ended September 30, 2005.

         Deposits for investment-type contracts and deposits to the separate accounts increased by $602 million, or 30%, to $2,604 million during the nine months ended September 30, 2005 when compared to the same period in 2004. The increase is due to an increase in transfers by participants from unaffiliated retail investment options to the company's investment options for which it provides plan and participant record keeping services.

         Self-funded premium equivalents decreased by $50 million, or 1%, to $3,469 million during the nine months ended September 30, 2005 when compared to the same period in 2004.


         SEGMENT RESULTS

         Great-West Healthcare Segment

         The following is a summary of certain financial data of the Great-West Healthcare segment for the three and nine-month periods ended September 30, 2005 and 2004:


                                                          Three Months Ended                    Nine Months Ended
                  Operating Summary                         September 30,                         September 30,
                                                  -----------------------------------    ---------------------------------
                    (In millions)                     2005                2004               2005               2004
         ------------------------------------     --------------    -----------------    --------------    ---------------
         Premium income                       $         192      $         132        $        522      $        163
         Fee income                                     163                165                 493               473
         Net investment income                           17                  7                  48                33
         Net realized gains on
          investments                                     2                  5                  22                11
                                                  --------------    -----------------    --------------    ---------------
         Total revenues                                 374                309               1,085               680
         Total benefits and expenses                    314                260                 888               521
         Income tax expenses                             20                 16                  65                53
                                                  --------------    -----------------    --------------    ---------------
         Net income                           $          40      $          33        $        132      $        106
                                                  ==============    =================    ==============    ===============
         Self-funded premium
          equivalents                         $       1,162      $       1,194        $      3,469      $      3,519


         The following is a summary of the Great-West Healthcare segment membership at September 30, 2005 and 2004:


                         Membership                               September 30,
                                                     -----------------------------------------
                       (In millions)                         2005                 2004                    Change
         ------------------------------------------- -------------------    ------------------    ------------------------
         Select and Mid Market Groups                           1.285                   1.349                   (4.7%)
         National and Specialty Risk Groups                      .680                    .599                   13.5%
                                                     -------------------    ------------------    ------------------------
         Total Membership                                       1.965                   1.948                     .8%
                                                     ===================    ==================    ========================

         Three months ended September 30, 2005 compared with the three months ended September 30, 2004

         Net income for the Great-West Healthcare segment increased by $7 million, or 21%, to $40 million for the three months ended September 30, 2005 when compared to the same period of 2004. This increase is primarily due to improved net investment income margins and lower mortgage write-downs partially offset by a slight deterioration in loss ratios.

         Premium revenue increased by $60 million, or 45%, to $192 million during the three months ended September 30, 2005 when compared to the same period of 2004. The increase is largely due to a decrease in the contractual reinsurance cession percentages, from 75% in 2004 to 40% in 2005, with Allianz. This ceding percentage decrease caused ceded premiums to decrease by $40 million during 2005 when compared to 2004. Premium revenue was also impacted by improved renewal pricing.

         Fee income during the quarter ended September 30, 2005 was relatively flat when compared to the same period of 2004.

         The Great-West Healthcare segment experienced a 4% increase in total health care membership from 1.892 million members at June 30, 2005, to
         1.965 million members at September 30, 2005. The increase in membership is the result of improved sales during the current quarter, primarily in the National and Specialty Risk markets, improved in quarter persistency and the acquisition of a third party administrator in the Specialty Risk Market during the third quarter of 2005.

         Total benefits and expenses increased by $54 million, or 21%, to $314 million during the three months ended September 30, 2005 compared to the same period of 2004. The increase is primarily due to a $40 million decrease in benefits ceded to Allianz during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. The remaining increase is the result of higher health claims related to specific stop loss coverage.

         Self-funded premium equivalents decreased by $32 million, or 3%, to $1,162 million for the three months ended September 30, 2005 when compared to the same period of 2004.

         Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

         Net income for the Great-West Healthcare segment increased by $26 million, or 25%, to $132 million for the nine months ended September 30, 2005 when compared to the same period of 2004. This increase is primarily due to higher realized gains on sales of equity investments during the period. Earnings were also impacted by an increase in pharmacy benefits management revenue and lower aggregate loss ratios, which offset higher specific loss ratios and the impact of lower membership.

         Premium revenue increased by $359 million, or 220%, to $523 million during the nine months ended September 30, 2005 when compared to the same period of 2004. The increase is attributable to the inclusion of negative premium in the amount of $207 million in 2004 as a result of the February 2004 recapture discussed in Note 3 in the accompanying consolidated financial statements, comprised of $256 million of negative premiums offset by $49 million of normal CLAC reinsurance activity recorded before the recapture. In addition, premiums ceded to Allianz decreased by $99 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. The remaining increase is the result of improved renewal pricing.

         Fee income during the nine months ended September 30, 2005 increased by $20 million, or 4%, to $493 million when compared to the same period of 2004. The increase is primarily due to the increased pharmacy benefits management contract revenue and improved renewal pricing, partially offset by the impact of lower membership.

         The Great-West Healthcare segment experienced a 3% decrease in total health care membership from 2.021 million members at December 31, 2004, to 1.965 million members at September 30, 2005. There was a 1% increase in total health care membership from 1.948 million at September 30, 2004 to 1.965 million at September 30, 2005. This increase is primarily driven by increased membership in the Specialty Risk market, partially offset by higher contract terminations and lower sales of new business in all other markets.

         Total benefits and expenses increased by $367 million, or 70%, to $888 million during the nine months ended September 30, 2005 when compared to the same period of 2004. The increase is primarily due to a reduction in net Canada Life benefits in the amount of $250 million associated with the February 2004 reinsurance recapture discussed above, which was comprised of $256 million of negative change in reserves offset by $6 million of normal CLAC reinsurance activity recorded before the recapture. In addition, benefits ceded to Allianz decreased by $99 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. The remaining increase is the result of higher health claims related to specific stop loss coverage.

         Self-funded premium equivalents decreased by $50 million, or 1%, to $3,469 million for the nine month period ended September 30, 2005 when compared to the same periods of 2004 primarily due to a decline in membership.

         Financial Services Segment

         The following is a summary of certain financial data of the Financial Services segment for the three and nine-month periods ended September 30, 2005 and 2004:


                                                          Three Months Ended                     Nine Months Ended
                  Operating Summary                          September 30,                         September 30,
                                                  ------------------------------------    ---------------------------------
                    (In millions)                      2005                2004               2005               2004
         -------------------------------------    ---------------    -----------------    --------------    ---------------
         Premium income                        $         81       $          49        $        301      $        295
         Fee income                                      77                  68                 223               201
         Net investment income                          237                 270                 755               764
         Net realized gains (losses)
          on investments                                 (1)                  9                  38                33
                                                  ---------------    -----------------    --------------    ---------------
         Total revenues                                 394                 396               1,317             1,293
         Total benefits and expenses                    336                 313               1,093             1,081
         Income tax expenses                             17                  26                  66                68
                                                  ---------------    -----------------    --------------    ---------------
         Net income                            $         41       $          57        $        158      $        144
                                                  ===============    =================    ==============    ===============

         Deposits for investment
          type contracts                       $        197       $         191        $        988      $        535
         Deposits to separate accounts                  534                 475               1,616             1,467

         Three months ended September 30, 2005 compared with the three months ended September 30, 2004

         Net income for the Financial Services segment decreased by $16 million, or 28%, to $41 million during the three months ended September 30, 2005 when compared to the same period of 2004. The decrease was due in part to a $13 million change in the marking to market of the embedded derivative associated with the CLAC funds withheld reinsurance agreement, net of policyholder related amounts and deferred taxes.

         Total premiums and deposits to investment-type contracts and deposits to separate accounts increased by $97 million, or 14%, to $812 million for the three months ended September 30, 2005 when compared to the same period of 2004 due to an increase in transfers by participants from unaffiliated retail investment options to the Company's investment options (general and separate accounts) for which the Company provides plan and participant record-keeping services.

         Fee income increased by $9 million, or 13%, to $77 million during the three months ended September 30, 2005 when compared to the same period of 2004. Fee income includes variable asset-based fees for retirement products and fees earned for providing administrative record keeping services for institutional accounts. Variable asset-based fees fluctuate with changes in participant account values. Account values change due to cash flow and unrealized market gains and losses associated with fluctuations in equity markets.

         Net investment income and net realized gains and losses on the sales of investments decreased by $43 million, or 15%, to $236 million during the three months ended September 30, 2005 when compared to the same period of 2004. The decrease was primarily due to a $42 million change in the marking to market of the embedded derivative through net investment income.

         Total benefits and expenses increased by $23 million, or 7% to $336 million during the three months ended September 30, 2005 when compared to the same period of 2004. This is primarily due to an increase in reserves related to the individual term life insurance business and the marking to market of the embedded derivative.

         Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

         Net income for the Financial Services segment increased by $14 million, or 10%, to $158 million during the nine months ended September 30, 2005 when compared to the same period of 2004. The increase in net income was primarily attributed to higher fee income during 2005 as the result of new sales in the administrative record keeping area and improved mortality in the Individual Markets line of business.

         Total premiums and deposits to investment-type contracts and deposits to separate accounts increased by $607 million, or 26%, to $2,904 million during the nine-month period ended September 30, 2005 when compared to the same period of 2004. The increase is primarily within the Retirement Services business area. Premium revenue was favorably impacted by transfers by participants from investment options for which the Company provides administrative and record-keeping services to the Company's investment options, which are offered in connection with its general and separate accounts. The increase is due to an increase in transfers by participants from unaffiliated retail investment options to the company's investment options for which it provides plan and participant record keeping services. As discussed in Note 3 in the accompanying consolidated financial statements, the Company's separate accounts offer mutual funds or other investment options that, beginning in 2005, purchased guaranteed interest annuity contracts issued by the Company in the amount of $353 million, which is included in deposits for investment-type contracts.

         Fee income has increased by $22 million, or 11%, to $223 million during the nine months ended September 30, 2005 when compared to the same period of 2004. The increase during 2005 is primarily associated with higher fee income from providing administrative services to institutional clients for the retirement plans they administer. Retirement participant accounts, including third-party administration and institutional accounts, increased by 12% during 2005 from 2.412 million at September 30, 2004 to 2.697 million at September 30, 2005.

         Net investment income and net realized gains and losses from the sale of investments remained relatively unchanged during the nine-month period ended September 30, 2005 compared to the same period of 2004.

         Total benefits and expenses increased by $12 million, or 1%, to $1,093 million during the first nine months of 2005 when compared to the same period of 2004.

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

         During the nine months ended September 30, 2005, net unrealized losses on fixed maturities included in the other comprehensive section of stockholder's equity, which is net of policyholder-related amounts and deferred income taxes, decreased stockholder's equity by $95 million.

         One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. The following table contains the rating distribution of the Company's fixed maturity portfolio.


         Rating                                                        September 30, 2005            December 31, 2004
         ------                                                     -------------------------     ------------------------
         AAA                                                                   58.3      %                  56.9     %
         AA                                                                     7.5      %                   8.2     %
         A                                                                     15.2      %                  15.6     %
         BBB                                                                   16.5      %                  16.7     %
         BB and below (non-investment grade)                                    2.5      %                   2.6     %
                                                                    -------------------------     ------------------------
         TOTAL                                                                100.0      %                 100.0     %
                                                                    =========================     ========================

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

         The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records write-downs as investment losses and adjusts the cost basis of the securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

         Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

          o    The fair value is significantly below cost.
          o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
          o The decline in fair value has existed for an extended period of time. o A debt security has been downgraded by a rating agency.
          o    The financial condition of the issuer has deteriorated.
          o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

         While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

         The Company's portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year. At September 30, 2005, the Company's unrealized losses were $148 million compared to $81 million at December 31, 2004. Investments in a loss position for less than twelve months totaled $100 million at September 30, 2005 which, was an increase of $67 million over those losses at December 31, 2004. The increase was generally attributable to the rise in interest rates during the first nine months of the year. Investments in a loss position greater than twelve months did not experience a significant change."

         During the three months ended September 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $3.4 million and $8.1 million, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments of $7.8 million and $11.2 million, respectively. During the three months ended September 30, 2005, the other-than-temporary impairments relate primarily to the airline and automobile industries. At September 30, 2005, the market value of all fixed maturities in the airline and automobile industries was less than 1.5% of total fixed maturities.

         No impairments were recorded on equity securities for any of the three or nine-month periods ended September 30, 2005 or 2004.

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

         The critical accounting policies, described below, are those that the Company believes are important to the portrayal of its financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities.

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

         Allowance For Credit Losses

         The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims paid on behalf of policyholders and premiums in course of collection, and to absorb credit losses on its impaired loans. Management's judgment is based on past loss experience and current and projected economic conditions and extensive situational analysis of each individual loan. The measurement of impaired loans is based upon the fair value of the collateral.

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

         Valuation Of Privately Placed Fixed Maturities

         A large portion of the Company's invested assets is stated at fair value in its consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 39% of the Company's fixed maturity investments at September 30, 2005 are valued using these type estimates.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $909.4 million and $819.3 million as of September 30, 2005 and December 31, 2004, respectively. In addition, as of both September 30, 2005 and December 31, 2004, 97.5% of the Company's bond portfolio carried an investment grade rating, thereby providing significant liquidity to its overall investment portfolio.

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

         The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $94.3 million and $95.0 million of commercial paper outstanding at September 30, 2005 and December 31, 2004, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

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

         The Company also manages risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap. These derivatives are only used to reduce risk and are not used for speculative purposes. At September 30, 2005, the Company did not have any interest rate caps.

         To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

         As a result of the coinsurance with funds withheld element of the Company's reinsurance of business of CLAC's US branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company's operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. As a result of this derivative, losses in the amounts of $8.5 million and $7.2 million, net of policyholder related amounts and deferred taxes, were included in net income for the three and nine-month periods ended September 30, 2005, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that no significant changes in the Company's internal control over financial reporting occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.


ITEM 6. EXHIBITS

         Index to Exhibits


                 Exhibit Number           Title                                                                Page
                 ---------------------    ----------------------------------------------------------------     ---------
                         31.1             Rule 13a-14(a)/15d-14(a) Certification                                  27
                         31.2             Rule 13a-14(a)/15d-14(a) Certification                                  28
                         32               18 U.S.C. 1350 Certification                                            29

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
     By:     /s/Glen R. Derback                                                      Date:    November 10, 2005
             ----------------------------------------------------------------------           ---------------------------
             Glen R. Derback, Senior Vice President and Controller
             (Duly authorized Officer and Chief Accounting Officer)