Form 10-K
period 2005-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2006-03-31
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to _______

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

                                 (303) 737-3000
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes [ ]            No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
     Yes [ ]            No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X ]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

    Large accelerated filer [ ]             Accelerated filer [ ]            Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.
     Yes [ ]            No [X ]


As of June 30, 2005, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2006, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.


NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                           TABLE OF CONTENTS
                                                                                                             Page
Part I       Item 1.     Business .....................................................................................3.
                   1.1   Organization and Corporate Structure .........................................................3.
                   1.2   Business of the Company ......................................................................3.
                   1.3   Great-West Healthcare ........................................................................5.
                   1.4   Financial Services ...........................................................................7.
                   1.5   Investment Operations .......................................................................11.
                   1.6   Regulation ..................................................................................13.
                   1.7   Ratings .....................................................................................14.
                   1.8   Miscellaneous ...............................................................................15.
             Item 1A.    Risk Factors ................................................................................15.
             Item 2.     Properties ..................................................................................17.
             Item 3.     Legal Proceedings .........................................................................  18.
             Item 4.     Submission of Matters to a Vote of Security Holders .........................................18.
Part II      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .......................18.
                   5.1   Equity Security Holders and Market Information ..............................................18.
                   5.2   Dividends ...................................................................................18.
             Item 6.     Selected Financial Data .....................................................................18.
             Item 7.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations ....................................................................19.
                   7.1   Executive Summary ...........................................................................20.
                   7.2   Critical Accounting Policies and Estimates ..................................................21.
                   7.3   Company Results of Operations ...............................................................24.
                   7.4   Great-West Healthcare Results of Operations .................................................27.
                   7.5   Financial Services Results of Operations ....................................................31.
                   7.6   Investment Operations .......................................................................35.
                   7.7   Liquidity and Capital Resources .............................................................38.
                   7.8   Contractual Obligations and Off-Balance Sheet Arrangements ..................................39.
                   7.9   Application of Recent Accounting Pronouncements .............................................39.
             Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ..................................40.
             Item 8.     Financial Statements and Supplementary Data .................................................42.
             Item 9.     Changes in and Disagreements With Accountants on Accounting
                             and Financial Disclosures................................................................85.
             Item 9A.    Controls and Procedures......................................................................85.
             Item 9B.    Other Information............................................................................85.
Part III     Item 10.    Directors and Executive Officers of the Registrant ..........................................85.
                    10.1 Identification of Directors .................................................................85.
                    10.2 Identification of Executive Officers ........................................................87.
                    10.3 Code of Ethics ..............................................................................89.
                    10.4 Audit Committee Financial Expert ............................................................89.
             Item 11.    Executive Compensation ......................................................................90.
                    11.1 Summary Compensation Table ..................................................................90.
                    11.2 Options .....................................................................................91.
                    11.3 Pension Plan Table ..........................................................................92.
                    11.4 Compensation of Directors ...................................................................92.
                    11.5 Compensation Committee Interlocks and Insider Participation .................................93.
             Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................93.
                    12.1 Security Ownership of Certain Beneficial Owners .............................................93.
                    12.2 Security Ownership of Management ............................................................94.
             Item 13.    Certain Relationships and Related Transactions...............................................95.
             Item 14.    Principal Accounting Fees and Services ......................................................95.
                    14.1 Principal Accounting Fees ...................................................................95.
                    14.2 Pre-Approval Policies and Procedures ........................................................96.
Part IV      Item 15.    Exhibits and Financial Statement Schedules...................................................96.
                    15.1 Index to Financial Statements ...............................................................96.
                    15.2 Index to Exhibits ...........................................................................97.
                         Signatures ..................................................................................99.

PART I

ITEM 1.  BUSINESS

   1.1 ORGANIZATION AND CORPORATE STRUCTURE

       Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company originally organized on March 28, 1907. Great-West Life & Annuity Insurance Company is domiciled in Colorado.

       The Company is a wholly owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. ("Lifeco"), a Canadian holding company. Lifeco operates in the United States primarily through the Company and in Canada and Europe through The Great-West Life Assurance Company ("Great-West Life") and its subsidiaries, London Life Insurance Company and The Canada Life Assurance Company ("CLAC"). Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

       Shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

   1.2 BUSINESS OF THE COMPANY

       The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is licensed to do business in all states in the United States, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands.

       The Company operates the following two business segments:

           Great-West HealthcareSM - Markets life and health insurance plans and services for group clients, including self-funded health plans, consumer-driven health models, flexible spending accounts, life and disability insurance, and dental and vision coverage.

           Financial Services - Markets and administers savings, administrative and record-keeping services for public, private and non-profit employers, corporations and individuals, including 401(a), 401(k), 403(b), 408 and 457 plans and life insurance products for individuals and businesses.

       On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation ("CLFC"), the parent company of CLAC, Canada Life Insurance Company of America ("CLICA") and Canada Life Insurance Company of New York ("CLINY"). Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, Great-West Life. On December 31, 2003, CLAC transferred all of the outstanding common shares of CLICA and CLINY owned by it to the Company. These acquisitions have been accounted for as a "reorganization of businesses under common control" and, accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY subsequent to July 10, 2003 are included in the Company's consolidated statements of income. On December 31, 2005, First Great-West Life & Annuity Insurance Company, a wholly-owned subsidiary of the Company, merged with and into CLINY. Upon completion of the merger, CLINY's name was changed to First Great-West Life & Annuity Insurance Company.

       Sales of new individual life and annuity products in the United States by CLAC, CLICA and CLINY were discontinued during 2003, shortly after the acquisition of CLFC by Lifeco. On February 29, 2004 and August 31, 2004, respectively, CLAC's and CLINY's United States group life and health businesses, excluding medical stop-loss policies, were sold to an unrelated third party. The Company manages CLAC's existing individual insurance and annuity business in the United States. In connection with this management, the Company provides certain corporate and operational administrative services on behalf of CLAC, for which it receives a fee.

       On December 30, 2005, Great-West Life & Annuity Insurance Company of South Carolina ("GWSC"), a wholly owned subsidiary of CLICA, was licensed as a special purpose financial captive insurance company. Following licensure, CLAC retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, where the excess of U.S. Statutory reserves over funds withheld will be backed by a letter of credit. A second letter of credit funds $50,000,000 of capital in GWSC.

       On August 31, 2003, the Company and CLAC entered into an Indemnity Reinsurance Agreement pursuant to which the Company reinsured 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health, and annuity business of CLAC's United States branch.

       The table that follows summarizes the Company's premiums and deposits for the years ended December 31, 2005, 2004 and 2003. For further consolidated financial information concerning the Company, see Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. For commentary on the information in the following table, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                         (In millions) (1)                             2005                2004                2003
       -----------------------------------------------------     -----------------     --------------     ----------------
       Premium Income:
       Great-West Healthcare:
        Group life & health                                  $           678       $         262      $           838
                                                                 -----------------     --------------     ----------------
         Total Great-West Healthcare                                     678                 262                  838
                                                                 -----------------     --------------     ----------------
       Financial Services:
        Retirement Services                                                6                   2                  -
        Individual Markets                                               541                 407                1,415
                                                                 -----------------     --------------     ----------------
         Total Financial Services                                        547                 409                1,415
                                                                 -----------------     --------------     ----------------
           Total premium income                              $         1,225       $         671      $         2,253
                                                                 =================     ==============     ================

       Fee Income:
       Great-West Healthcare:
        Group life & health                                  $           664       $         649      $           607
                                                                 -----------------     --------------     ----------------
         Total Great-West Healthcare                                     664                 649                  607
                                                                 -----------------     --------------     ----------------
       Financial Services:
        Retirement Services                                              258                 227                  200
        Individual Markets                                                43                  40                   33
                                                                 -----------------     --------------     ----------------
         Total Financial Services                                        301                 267                  233
                                                                 -----------------     --------------     ----------------
           Total fee income                                  $           965       $         916      $           840
                                                                 =================     ==============     ================

       Deposits for investment-type contracts:
        Financial Services (2)                               $         1,159       $         711      $           676
       Deposits to Separate Accounts:
        Financial Services                                             2,125               1,979                2,217
       Self-funded equivalents:
        Great-West Healthcare (3)                                      4,612               4,706                4,674

         (1) All information in the preceding table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America.

         (2) Investment-type contracts are contracts that include significant cash build-up features, as discussed in Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments".

         (3) Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or health maintenance organization ("HMO") programs.



1.3     GREAT-WEST HEALTHCARE

       1.   Principal Products

       The Great-West Healthcare segment provides services for approximately 5,200 employers. It is a national employee benefits provider with expertise in self-funding and innovative healthcare management solutions. The Company considers itself to be an industry leader in self-funded and health insurance solutions for companies with less than 250 employees. The Company provides employers in the United States with a comprehensive line of employee benefit products and services, including health plans, flexible spending account administration, dental and vision plans, life insurance benefits, and short and long-term disability insurance coverage. Insurance products offered include traditional and managed plan designs, consumer-driven health plans and tiered benefit options. The Company's products include state-of-the-art cost and care management procedures as well as comprehensive networks that help ensure quality healthcare.

       The Great-West Healthcare division operations are organized in the following market segments: (i) select markets, focusing on employers with less than 250 employees; (ii) mid-market, focusing on employers with 250-2,500 employees; (iii) national accounts, focusing on employers with over 2,500 employees and (iv) specialty-risk, a market segment which distributes medical stop loss coverage, access to a national provider network, and medical and disease management through third party administrators and smaller health insurance carriers.

       During 2003, the Company adopted the brand name, "Great-West Healthcare," which refers to all employee benefit products and services offered by the Company. The name has been successful in eliminating market confusion over different carriers and networks. Efforts to enhance brand awareness continue. The theme of the Company's targeted advertising campaign introduced in 2004, "New Ideas From the Frontier of Health Care," communicates a strategy for delivering innovative, affordable benefit plans to businesses. Further brand building efforts reflecting this theme were introduced during 2005 both nationally and in target markets.

       While the Company continues to reduce its focus on its HMO products in most markets, Great-West Healthcare Consumer Advantage, a consumer-driven tiered benefits product, has continued its success. This first-to-market consumer-driven preferred provider organization product provides employers with a more affordable option than a traditional plan design and engages employees in healthcare decisions.

       The Company also offers health reimbursement accounts ("HRA") and health savings accounts ("HSA"). With an HRA, employers contribute a specified annual amount for each employee to spend on healthcare expenses. Funds remaining in an account at the end of the year can be rolled over for future use. An HSA offering combines a high-deductible health plan administered by the Company with a health savings account administered by an outside third party.

       Medical management programs are offered to complement each health plan the Company offers. The Company's disease management program services enroll members with asthma, diabetes, emphysema, heart disease, cancer, premature birth, end stage renal disease, and chronic pain. A new wellness program provides employers with an opportunity to lower healthcare costs and increase employee productivity. Great-West Healthcare contracts with CorSolutions, Inc., the nations leading provider of health intelligence solutions for many of these programs. CorSolutions assists with data analysis, risk assessment and predictive modeling for client groups and provides an interactive health and wellness web site for its members. In addition, the Company provides a nurse hotline and online educational and comparison tools to help members manage their healthcare and make medically and financially sound treatment choices.

       Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. The following table shows group life insurance in-force prior to reinsurance ceded at December 31 for each of the years indicated:


                                                                        December 31,
                                         ---------------------------------------------------------------------------
                  (In millions)             2005          2004 (1)        2003 (2)        2002 (3)         2001
              ----------------------     ------------    -----------     -----------     -----------    ------------
                 Life insurance
                    in-force         $     43,537     $    49,244    $    102,721    $     58,572    $    66,539

              (1) The insurance in-force at December 31, 2004 reflects the recapture by CLAC during 2004 of certain group life business it ceded to the Company in 2003.
              (2) The insurance in-force at December 31, 2003 reflects the ceding to the Company by CLAC of certain life business.
              (3) The insurance in-force at December 31, 2002 was influenced by a related decline in healthcare membership.

       2.    Method of Distribution

       The Company distributes its products and services through field sales staff. As of December 31, 2005, a sales staff of 368, inclusive of management, was located in 31 sales offices throughout the United States. Each sales office works with insurance brokers, agents, and consultants in its local market. Additionally, the Company is expanding its distribution channels to include third party administrators through its specialty-risk group.

       3.   Competition

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

       In addition to price considerations, there are a number of other factors that influence employer decision-making. These factors include: quality of services; size, cost-effectiveness and the quality of provider networks; product responsiveness to customer needs; cost-containment services and the effectiveness of marketing and sales.

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

       The above-mentioned reserves are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations of paying expected death benefits and to generate profits.

       5.    Reinsurance

       The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. When purchasing reinsurance, the Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it has assumed. Accordingly, the Company only cedes insurance to highly rated, well-capitalized companies. The maximum amount of group life insurance retained on any one life or for accidental death coverage is $1,500,000. The maximum amount of group disability income benefit at risk on any one life is $6,000 per month.

       The Company entered into a reinsurance agreement during the third quarter of 2003 with Allianz Risk Transfer (Bermuda) Limited ("Allianz") to cede 40% in 2005, 75% in 2004 and 90% in 2003 of direct written group health stop-loss and excess-loss business. The Allianz agreement was retroactive to January 1, 2003 and was terminated on December 31, 2005.

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


      Assets (In thousands)                                              Liabilities and Stockholder's Equity
      --------------------------------------------------------------     -------------------------------------------------
      Cash                                         $       (126,105)     Policy reserves                $       (286,149)
      Reinsurance receivable                               (152,077)     Policy and contract claims              (32,755)
      Deferred ceding commission                            (29,831)     Policyholders' funds                     (3,982)
      Premiums in course of collection                      (14,873)
                                                     ---------------                                       ---------------
                                                   $       (322,886)                                    $       (322,886)
                                                     ===============                                       ===============

1.4    GREAT-WEST FINANCIAL SERVICES

1.     Principal Products

       The Financial Services business segment of the Company develops and administers products under two general categories: Great-West Retirement ServicesSM and Individual Markets. These areas distribute retirement and life insurance products and services for public, private and non-profit employers, corporations and individuals.

       Great-West Retirement Services

       Under the Great-West Retirement Services brand, the Company provides enrollment services, communication materials, various investment options and education services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

       The marketing focus is directed towards providing services and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts, corporations and individuals. Record-keeping and administrative services for defined contribution plans may also be provided to this target market. Through a subsidiary, FASCore, LLC, the Company is focused on partnering with other large institutions to provide third-party record keeping and administration services.

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

       The Company's variable investment options provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company or by selected external fund managers.

       The Company is compensated by separate account fees for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. The Company is reimbursed by external mutual funds for marketing, sales and service costs under various revenue sharing agreements.

       The Company also receives fees for providing third-party administrative and record-keeping services to financial institutions and employer-sponsored retirement plans.

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

       Individual Markets

       In the Individual Markets area, the Company distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. Participating policyholders share in the financial results of the participating business in the form of dividends. The Company no longer actively markets participating products. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating business in the Company's consolidated balance sheets. Participating policyholder earnings are not included in the Company's consolidated net income.

       Term life provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life provides guaranteed death benefits and level premium payments for the life of the insured. Universal life products include a cash value component that is credited with interest at regular intervals. The Company's universal life earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

       Sales of life insurance products typically have initial marketing expenses, which are deferred. These expenses are shown as deferred policy acquisition costs in the Company's consolidated balance sheets. Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company's universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract's inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in-force for a period of time.

       During 2005, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of the institutional partners include Citibank, US Bank, Regions Bank, AmSouth Bank, and Huntington National Bank.

       At December 31, 2005 and 2004, the Company had $4.3 billion and $4.1 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance ("COLI"). Due to legislation enacted in 1996 that phased out the interest deductions on COLI policy loans, leveraged COLI product sales have ceased.

       The Company has shifted its emphasis from COLI to the Business-Owned Life Insurance ("BOLI") market. BOLI was not affected by the aforementioned 1996 legislation. These products are interest-sensitive whole life, universal life and variable universal life policies that indirectly fund post-retirement benefits for employees and non-qualified executive benefit plans. At December 31, 2005, the Company had $1.7 billion of fixed and $1.7 billion of separate account BOLI policy reserves, compared to $1.6 billion of fixed and $1.6 billion of separate account reserves at December 31, 2004.

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

       Certain of the Company's life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2005, approximately 10% (also 10% in both 2004 and 2003) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 90% of outstanding policy loans had variable interest rates averaging 5.64% at December 31, 2005. Investment income from policy loans was $202.9 million, $203.1 million and $195.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

       2.    Method of Distribution

       The Great-West Retirement Services area distributes pension products through its subsidiary, GWFS Equities, Inc., as well as over 270 pension consultants, representatives and service personnel. Record-keeping and administrative services are also distributed through institutional partners.

       The Individual Markets area distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is primarily distributed through Clark Consulting and SunTrust Bank. Individual life insurance and annuity products are also offered through Schwab.

       3.    Competition

       The life insurance, savings and investments marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisers and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings strength, see Item 1.7, Ratings.

       4.    Reserves

       Reserves for investment-type policies (deferred annuities and 401(k)) are established at the contract holder's account value, which is equal to cumulative deposits, less withdrawals and mortality and expense and/or administrative service charges, plus credited interest.

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

       The Company originally recorded a reinsurance receivable in connection with the indemnity reinsurance agreement dated August 31, 2003, which relates to the amount due to it for reserves assumed by coinsurance with funds withheld. The Company's return on this reinsurance receivable is the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of CLAC's United States branch. Pursuant to an interpretation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, the Company has identified an embedded derivative for its exposure to interest rate risk and to credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting, the Company recognized associated losses and its net income decreased by $8.5 million and $5.3 million during the years ended December 31, 2005 and 2004, respectively.

       In the third quarter of 2004, the deferred ceding commission asset and certain policy reserve liabilities acquired as part of this reinsurance transaction were both decreased by $157 million based on the Company's final analysis of the policy reserves acquired. CLAC's United States branch had not previously computed policy liabilities under accounting principles generally accepted in the United States of America ("GAAP") which required the Company to estimate the amount of liabilities assumed, which was approximately $3.0 billion at September 1, 2003. These adjustments had no material effect on the Company's consolidated financial position or results of operations at December 31, 2004 or for the year then ended.

       Effective April 1, 2005, the Company and CLAC amended the indemnity reinsurance agreement to allow for periodic transfers of funds withheld assets. Under the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007. During 2005, CLAC transferred $538 million of assets to the Company as follows:

T
       Assets (In thousands)                                             Liabilities and Stockholder's Equity
       ----------------------------------------------------------------  -------------------------------------------------
       Bonds                                       $        414,623                                     $        -
       Mortgages                                             49,218
       Investment income due and accrued                      4,282
       Cash                                                  70,000
       Reinsurance receivable                              (538,123)
                                                     ------------------                                   ----------------
                                                  $            -                                        $        -
                                                     ==================                                   ================


      As a result of this transaction, the reinsured 80% of the life, health, and annuity business is currently 59% coinsurance and 21% coinsurance with funds withheld.

      On December 31, 2005, GWSC, a wholly-owned subsidiary of the Company and CLAC, entered into a reinsurance agreement on a coinsurance with funds withheld basis pursuant to which the Company assumed a certain specific in-force block of term life insurance policies of CLAC. The Company recorded $167 million in both premium income and increase in reserves associated with these policies.

      The Company recorded, at fair value, the following at December 31, 2005 as a result of this transaction:


       Assets (In thousands)                                             Liabilities and Stockholder's Equity
       ----------------------------------------------------------------  -------------------------------------------------
       Reinsurance receivable                      $     166,688         Policy reserves                $     166,688
                                                     ------------------                                   ----------------
                                                   $     166,688                                        $     166,688
                                                     ==================                                   ================

   1.5 INVESTMENT OPERATIONS

      The Company's investment division manages and administers its general and separate accounts in support of the cash and liquidity requirements of the Company's insurance and investment products. The Company's principal investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate, and market valuation. Total investments at December 31, 2005, were $35.0 billion, comprised of general account assets of $20.5 billion and separate account assets of $14.5 billion. Total investments at December 31, 2004, were $33.8 billion, comprised of general account assets in the amount of $19.6 billion and separate account assets in the amount of $14.2 billion.

      The Company's general account investments are in a broad range of asset classes, primarily domestic fixed maturities. Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.

      The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability. Derivative instruments are not used for speculative purposes. For more information on derivatives see Notes 1 and 4 to the Company's consolidated financial statements that are included in Item 8, Financial Statements and Supplementary Data.

      The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry, and other diversification considerations relevant to the Company's fixed maturity investments.

      The Company's fixed maturity investments comprised 67% of its general account investment assets as of December 31, 2005. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of both December 31, 2005 and 2004, 97% of the fixed maturity portfolio carried an investment grade rating.

      The Company's equity investments remained relatively constant at December 31, 2005 when compared to December 31, 2004. At both December 31, 2005 and 2004, they comprised 3% of total investment assets. The Company maintained an investment in an exchange-traded fund investing in debt securities. This investment represents approximately 25% and 31% of the equity investments at December 31, 2005 and December 31, 2004, respectively. This investment provides both liquidity and diversification at relatively low risk levels. The fund has an investment grade debt rating.

      The Company's mortgage loans on its real estate portfolio constituted 7% and 8% of investment assets as of December 31, 2005 and 2004, respectively.

      At December 31, 2005, 18% of investment assets were invested in policy loans and 5% were invested in short-term investments compared to 18% and 4%, respectively, at December 31, 2004.

      The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:



      (In millions)                                                        December 31,
       -----------                          ---------------------------------------------------------------------------
      Carrying Value                           2005           2004            2003            2002             2001
      --------------                        -----------    ------------    -----------    --------------    -----------
      Debt Securities:
      U.S. government direct
        obligations and
        U.S. agencies                    $      3,368   $      3,154    $      3,199   $       2,710     $      3,075
      Bonds                                    10,378         10,055           9,880           7,618            7,013
      Foreign governments                          21             16              58              43               28
                                            -----------    ------------    -----------    --------------    -----------
      Total debt securities                    13,767         13,225          13,137          10,371           10,116

      Other Investments:
      Equity investments                          524            637             428              90               73
      Mortgage loans                            1,461          1,544           1,894             421              625
      Policy loans                              3,716          3,548           3,389           2,964            3,001
      Short-term investments                    1,070            709             852             710              425
      Other                                         5            -               -              -                 -
                                            -----------    ------------    -----------    --------------    -----------
      Total investments                  $     20,543   $     19,663    $     19,700   $      14,556     $     14,240
                                            ===========    ============    ===========    ==============    ===========

      Cash                               $         58   $        110    $        151   $         155     $        214
      Accrued investment
       income                                     151            159             165             133              131


      The following table summarizes the Company's general account investment results:


                                                           (In millions)                          Earned Net
                                                            -----------
              Year Ended December 31,                  Net Investment Income                Investment Income Rate
      ----------------------------------------     -------------------------------     ---------------------------------
                       2005                    $                1,073                              5.82  %
                       2004                                     1,033                              5.37  %
                       2003                                       988                              6.23  %
                       2002                                       919                              6.79  %
                       2001                                       935                              7.10  %

  1.6  REGULATION

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

      As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the operations and accounts of the insurers domiciled in their states. For the three-year period ended December 31, 2005, these examinations produced no significant adverse findings regarding the operations and accounts of the Company and its insurance subsidiaries.

      The National Association of Insurance Commissioners (the "NAIC") has prescribed risk-based capital ("RBC") rules and other financial ratios for life insurance companies. The calculations set forth in these rules, which are used by regulators to assess the sufficiency of an insurer's capital, measure the risk characteristics of an insurer's assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium, and liability items. The application of the RBC levels contained within the rules is a regulatory tool, which may indicate the need for possible corrective action with respect to an insurer, and is not intended as a means to rank insurers generally.

      Based on their December 31, 2005, statutory financial reports, the Company and its insurance subsidiaries have risk-based capital well in excess of that required by their regulators.

      The NAIC has also adopted the Codification of Statutory Accounting Principles (the "Codification"). Codification was intended to standardize accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance (the "CDOI") requires, with certain modifications, statutory financial statements to be prepared under the provisions of the Codification.

      2.     Insurance Holding Company Regulations

      The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates, including the payment of dividends. They also regulate changes in control of an insurance company.

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

      4.     Guaranty Funds

      Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has established a reserve in the amount of $1.1 million as of December 31, 2005 to cover future assessments of known insolvencies of other companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments in the amounts of $1.2 million and $1.6 million at December 31, 2005 and 2004, respectively.

      5.     Potential Legislation

      United States federal and state legislative and regulatory developments could significantly and adversely affect the Company's health and retirement services business. Congress continues to consider changes to various aspects of retirement plans and healthcare coverage.

      It is impossible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

1.7      RATINGS

      The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. The Company's financial strength ratings as of the date of this filing are as follows:


                    Rating Agency                           Measurement                         Current Rating
         ------------------------------------    ----------------------------------    ----------------------------------
         A.M. Best Company, Inc.                  Financial strength, operating                      A+  (1)
                                                    performance and
                                                    business profile

         Fitch Ratings                            Financial strength                                 AA+ (2)

         Moody's Investors Service                Financial strength                                 Aa3 (3)

         Standard & Poor's Ratings                Financial strength                                 AA  (4)
         Services

         (1) Superior (highest category out of ten categories).
         (2) Very Strong (second highest category out of eight categories).
         (3) Excellent (second highest category out of nine categories).
         (4) Very Strong(second highest category out of nine categories).


 1.8       MISCELLANEOUS

      No customer accounted for 10% or more of the Company's consolidated revenues in 2005, 2004 or 2003. In addition, no segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or either of its business segment's operations. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or either of its business segments.

      The Company had approximately 6,600 employees at December 31, 2005.

ITEM 1A.  RISK FACTORS

      In the normal course of its business, the Company is exposed to certain operational, regulatory, and financial risks. The most significant risks include:

      1.     Competition

      The industry in which the Company operates is highly competitive. The Company's competitors include life, accident and health insurance companies, HMOs, mutual fund companies, banks, investment advisers and certain service and professional organizations. Although there has been consolidation in some sectors, no one competitor is dominant. Customer retention is a key factor for continued profitability. Management cannot assure that the Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets. If the Company fails to do so, its business could be materially and adversely affected. See Items 1.3 and 1.4 for a further discussion of competition.

      2.     Regulation

      Federal and state regulatory reform that increases the compliance requirements imposed on the Company or that change the way that the Company is able to do business may significantly harm its business or adversely impact the results of operations in the future. It is not possible to predict whether future legislation or regulation adversely affecting the Company's business will be enacted and, if enacted, the extent to which such legislation will have an effect on the Company or its competitors. Furthermore, there can be no assurance as to which of the Company's specific products would be impacted by any such legislative or regulatory reform.

      The Company's operations and accounts are subject to examination by the CDOI and other regulators at specified intervals. The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies. The calculations set forth in these rules, which are used by regulators to assess the sufficiency of an insurer's capital, measure the risk characteristics of an insurer's assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium, and liability items. Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

      See Item 1.6 for a further discussion of regulation.

      3.     Ratings

      The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the Company's financial strength and its ability to meet ongoing obligations to policyholders. Claims paying ability and financial strength ratings are factors in establishing the competitive position of insurers. A rating downgrade, or the potential for such a downgrade, of the Company or any of its rated insurance subsidiaries could, among other things, materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affecting relationships with broker-dealers, banks, agents, wholesalers, and other distributors of its products and services. This may result in cash payments requiring the Company to sell invested assets, including illiquid assets such as privately placed fixed maturities and mortgage loans on real estate, at a price that may result in realized investment losses. These cash payments to policyholders result in a decrease in total invested assets and a decrease in net income. Among other things, early withdrawals may also cause the Company to accelerate amortization of policy acquisition costs, reducing net income. In addition, a downgrade may negatively impact new sales and adversely affect the company's ability to compete and thereby have a material affect on its business, results of operations, and financial condition. Negative changes in credit ratings may also increase the Company's cost of funding.

      See Item 1.7 for the Company's current ratings.

      4.    Reinsurance

      The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk. The part of the risk the Company retains for its own account is known as the retention. Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its full liability to its policyholders. Accordingly, the Company bears credit risk with respect to its reinsurers. Management cannot make assurances that the Company's reinsurers will pay all of its reinsurance claims, or that they will pay claims on a timely basis. If the Company becomes liable for risks it has ceded to reinsurers or if its reinsurers cease to meet their obligations to the Company, whether because they are in a weakened position as a result in incurred losses or otherwise, the Company's financial position, results of operations and cash flows could be materially adversely affected.

      The Company's reinsurance facilities are generally subject to annual renewal. However, no assurances can be made that the Company can maintain its current reinsurance facilities or that it can obtain other reinsurance facilities in adequate amounts and at favorable rates. If the Company is unable to renew its expiring facilities or to obtain new reinsurance facilities, either its net exposures would increase or, if it is unwilling to bear an increase in net exposures, it would have to reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect on the Company's business.

      See Items 1.3 and 1.4 for a further discussion of reinsurance.

      5.    Reserves

      The Company maintains policy and contract reserves to cover its estimated liability for unpaid losses and loss adjustment expenses for both reported and unreported claims incurred. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based upon management's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, catastrophic events, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Our life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths. The Company's group insurance products are exposed to the risk of significant mortality or morbidity losses caused by a local event effecting one or more of our group insurance policyholders. Additionally, there may be a significant reporting delay between the occurrence of an insured event and the time it is reported. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the Company's consolidated statement of income in the period in which adjustments are determined. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove to be adequate in light of subsequent events.

      See Items 1.3 and 1.4 for a further discussion of reserves.

      6.     Interest rates

      In periods of rapidly increasing interest rates, policy loans, surrenders and withdrawals may increase. Premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns. This activity may result in the Company making cash payments requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates. Among other things, early withdrawals may also cause the Company to accelerate the amortization of deferred policy acquisition costs, reducing net income.

      During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year. During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates. Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities. Accordingly, during periods of sustained low interest rates, net income may decline as a result of a decrease in the spread between either the interest rates credited to policyholders or the rates assumed in reserve calculations.

      Although the Company engages in hedging activities including investing in interest rate derivatives, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities. In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with an adverse effect on future earnings.

      7.     Market risk

      The Company manages or administers its general and separate accounts in support of cash and liquidity requirements of its insurance and investment products. The Company's general account investment portfolio is diversified over a broad range of asset classes, primarily domestic fixed income securities. The fair value of these and other general account invested assets fluctuates depending upon, among other factors, general economic and market conditions. In general, the market value of the Company's general account fixed maturity securities portfolio increases or decreases in inverse relationship with fluctuations in interest rates.

      Additionally, the Company may, from time to time, for business, regulatory, or other reasons, elect or be required to sell certain of its general account invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce net income.

      The risk of fluctuations in market value of substantially all of the separate account assets is borne by the policyholders. The Company's fee income for administering separate account assets, however, is generally set as a percentage of those assets. Accordingly, fluctuations in the market value of separate account assets may result in fluctuations in revenue from policy charges.

      See Item 7A for a further discussion of market risk.

      8.     Litigation

      In recent years, life, accident and health insurance and financial service companies have been named as defendants in lawsuits, including class actions. A number of these lawsuits have resulted in substantial jury awards and settlements. There can be no assurance that any future litigation relating to matters such as the provision of health coverage or pricing and sales practices will not have a material adverse affect on the Company's financial position or the results of its operations.

ITEM 2.  PROPERTIES

      The Company's corporate office facility consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company owns its corporate office facilities. The Company leases sales and claims processing offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   5.1 EQUITY SECURITY HOLDERS AND MARKET INFORMATION

      There is no established public trading market for the Company's common equity. GWL&A Financial is the sole shareholder of the Company's common equity securities.

   5.2 DIVIDENDS

      In the two most recent fiscal years, the Company has paid dividends on its common shares. Dividends paid on the Company's common stock were $221.4 million and $163.2 million during the years ended December 31, 2005 and 2004, respectively.

      Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company's statutory surplus as regards policyholders as of the preceding year ended December 31; or (ii) the Company's statutory net gain, not including realized capital gains, for the twelve-month period ending the next preceding December 31 not including pro rata distributions of the Company's own securities.

ITEM 6.   SELECTED FINANCIAL DATA

      The following is a summary of certain consolidated financial information for the Company. This summary has been derived in part from, and should be read in conjunction with, the Company's audited consolidated financial statements for the years indicated and Item 1, regarding the acquisition of CLICA and CLINY and the reinsurance agreements with CLAC. Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefit plans, and taxes on income. Actual results could differ from those estimates.



                                                                        Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                (In millions)                   2005             2004             2003             2002             2001
                 -----------                -------------    -------------    -------------    -------------    -------------
       Income Statement Data
       ---------------------------------
       Premium income                    $      1,225     $        671     $      2,253     $      1,120     $     1,203
       Fee income                                 965              916              840              884             947
       Net investment income                    1,072            1,033              988              919             935
       Net realized gains on
        investments                                39               58               40               42              47
                                            -------------    -------------    -------------    -------------    -------------
         Total revenue                          3,301            2,678            4,121            2,965           3,132
                                            -------------    -------------    -------------    -------------    -------------
       Policyholder benefits                    1,792            1,234            2,684            1,593           1,696
       Operating expenses                         976              968              965              958           1,021
                                            -------------    -------------    -------------    -------------    -------------
         Total benefits and
           expenses excluding
           special charges                      2,768            2,202            3,649            2,551           2,717
                                            -------------    -------------    -------------    -------------    -------------
       Income from operations
        excluding special
        charges                                   533              476              472              414             415
       Income tax expense                         161              150              154              130             141
                                            -------------    -------------    -------------    -------------    -------------
         Net income before
           special charges                        372              326              318              284             274
       Special charges, net                        -                -                -                -               81
                                            -------------    -------------    -------------    -------------    -------------
         Net income                      $        372     $        326     $        318     $        284     $       193
                                            =============    =============    =============    =============    =============
       Dividends declared                $        221     $        163     $         76     $        171     $       188
                                            =============    =============    =============    =============    =============


                                                                        Year Ended December 31,
                                            --------------------------------------------------------------------------------
                (In millions)                    2005             2004             2003             2002            2001
                 -----------                ------------     -------------    ------------     ------------    -------------

       Deposits for investment-
        type contracts                   $      1,159    $         711     $        676    $         691    $        627
       Deposits to separate
        accounts                                2,125            1,979            2,217            2,461           3,240
       Self-funded premium
        equivalents                             4,612            4,706            4,674            5,228           5,721

                (In millions)                                                December 31,
                 -----------                --------------------------------------------------------------------------------
       Balance Sheet Data                      2005              2004            2003             2002             2001
       ---------------------------------    ------------     -------------    -----------      ------------    -------------
       Investment assets                 $     20,543    $      19,663     $     19,700   $       14,556    $     14,240
       Separate account assets                 14,456           14,155           13,175           11,338          12,585
       Total assets                            37,779           37,093           36,610           27,656          28,818
       Total policy benefit
         liabilities                           19,235           18,942           19,703           13,007          12,931
       Due to parent and affiliates               241              221              207              205             257
       Total shareholder's
        equity                                  2,062            2,044            1,887            1,664           1,470

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expected," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors. Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company's consolidated financial statements included in Item 8.

       Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2005 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

7.1    EXECUTIVE SUMMARY

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

       In assessing the performance of the Great-West Healthcare segment, management considers its profitability and the level of membership (the number of individuals covered under health contracts with employer customers) to be its primary points of focus. Increased membership is expected to improve the Company's ability to obtain healthcare provider network discounts, which will enable it to enhance pricing competitiveness and earnings.

       In the highly competitive healthcare marketplace, employers often regularly seek competitive bids to obtain better pricing as well as varied product choices to meet their employees' differing needs. In many cases, it is more cost effective and efficient for an employer to contract with a carrier that offers multiple product lines and centralized administration. The Great-West Healthcare segment continues to focus on its consumer driven product portfolio in addition to improving programs that benefit members and deliver cost savings to employers.

       During 2005, the Company made significant progress in advancing Great-West Healthcare's position as a leader in consumer-driven healthcare. In the Company's first full year of offering an integrated suite of consumer-driven healthcare products, it introduced Great-West Healthcare Consumer AdvantageSM, a healthcare savings account plan and a healthcare reimbursement account. In addition, during 2005, Great-West Healthcare introduced a new magazine, Trailblazer, devoted to consumer-driven healthcare. Trailblazer has proven exceptionally useful to employee benefits managers, brokers, consultants and others who make healthcare related decisions.

       During 2005, Great-West Healthcare expanded its specialty risk market segment. The specialty risk market segment provides services to third-party administrators and other specialized distribution channels. During September 2005, the Company completed the acquisition of Mediversal, Inc., a healthcare services company that administers claims for employers with self-funded group health and worker's compensation plans.

       In assessing the performance of the Financial Services segment, management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary point of focus. The life insurance, savings and investments marketplace is also highly competitive. Competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations.

       The Financial Services segment continued to grow during 2005. The Financial Services segment experienced a significant increase in the number of plans and participants served by its Retirement Services unit and a slight decrease in the individual markets area due primarily to the run off of CLAC, CLINY and CLICA policies. During 2005, Individual Markets continued to focus on core strengths, increasing the number of placed policies, improving retention and increasing the partnership base.

       In late 2005, Advised Assets Group, LLC, ("AAG"), the Company's registered investment advisory subsidiary, rolled out Reality Investing, a program that expands AAG's participant level advice services including professional account management at the participant level.

       The Financial Services segment is committed to providing exceptional service and high value to life and annuity policyholders. It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

       On December 31, 2005, William T. McCallum retired as president and chief executive officer of the Company. Mr. McCallum was appointed vice-chairman of the Board of Directors of the Company effective January 1, 2006 and will continue as a director of the Company and as a director of Lifeco. Raymond L. McFeetors was appointed president and chief executive officer of the Company effective January 1, 2006. Mr. McFeetors will continue to serve as president and chief executive officer of the Company's affiliates, Great-West Life, London Life Insurance Company, CLAC, and Lifeco.

  7.2  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

       The critical accounting policies described below are those that the Company believes are important to the portrayal of its financial condition and results and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies determine the reported amounts of policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefit plans, and taxes on income.

       1.    Policy Reserves

       Life Insurance and Annuity Reserves - The Company's liability for contract and policy benefits is the largest liability included in its consolidated balance sheets representing 53.9% and 54.0% of total liabilities at December 31, 2005 and 2004, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder's account value.

       Reinsurance - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are carried as reinsurance receivables in the Company's consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $3.5 million of coverage per individual life.

       Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on the Company's prior experience.

       See Notes 1 and 7 to the accompanying consolidated financial statements for a further discussion of policy reserves and reinsurance transactions.

       2.    Allowance For Credit Losses on Mortgage Loans

       The Company maintains an allowance for credit losses on mortgage loans at a level that, in management's opinion, is sufficient to absorb credit losses on its impaired mortgage loans. Management's judgment is based on past loss experience and current and projected economic conditions and, as relates to mortgages, extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral. Individual mortgage and related collateral characteristics have a more pronounced impact on the ultimate adequacy of the allowance for mortgage loans.

       See Note 4 to the accompanying consolidated financial statements for a further discussion of the Company's allowance for credit losses.

       3.    Deferred Policy Acquisition Costs

       Policy acquisition costs, which primarily consist of sales commissions, cost of policy issuance and underwriting and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. Deferred costs associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. Amortization and adjustments to deferred policy acquisition costs are reflected in earnings through an adjustment to operating expenses.

       4.    Derivative Instruments

       Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. The Company uses certain derivative instruments, such as futures, options and swaps, for purposes of hedging its risk exposure to changes in interest rates, market exchanges and foreign currency exchanges. The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges,
       (iii) foreign currency hedges and (iv) derivatives not qualifying for hedge accounting.

        o Fair value hedges. Changes in the fair value of a derivative instrument that is designated as a fair value hedge are recorded in the current period earnings.

        o Cash flow hedges. Changes in the fair value of a derivative instrument that is designated as a cash flow hedge are recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to earnings when the cash flow of the hedged item impacts earnings.

        o Foreign currency hedges. Changes in the fair value of a derivative instrument that is designated as a foreign currency hedge are recorded in either current earnings or in accumulated other comprehensive income depending on whether the hedged transaction is either a fair value hedge or a cash flow hedge, respectively.

        o Derivatives not qualifying for hedge accounting. Changes in the fair value of a derivative instrument that does not qualify for hedge accounting treatment are recorded in current period earnings.

       The Company generally enters into derivative transactions only with high quality institutions, as such, no losses associated with non-performance have occurred or are expected to occur. Derivative instruments are not used for speculative purposes.

       See Notes 1 and 4 to the accompanying consolidated financial statements for a further discussion of the Company's derivative instruments.

       5.  Valuation Of Privately Placed Fixed Maturities

       A large portion of the Company's invested assets is stated at fair value in the consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 40% and 39% of the Company's fixed maturity investments at December 31, 2005 and 2004, respectively, are valued using these types of estimates.

       To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

       See Note 5 to the accompanying consolidated financial statements for a further discussion of the valuation of privately placed fixed maturities.

       6.  Employee Benefit Plans

       The Company sponsors pension and other retirement plans in various forms covering employees who meet specific eligibility requirements. Expenses and liabilities reported in connection with these plans require an extensive use of estimates and assumptions. The estimates and assumptions include the expected interest rate used to determine the expected return on plan assets, the rate of future employee compensation increases and compensation levels and general trends in healthcare costs. Management determines these estimates and assumptions based upon currently available market data, historical performance of the plan assets and consultation with an independent actuarial consulting firm.

       The estimates and assumptions utilized by the Company may differ materially from actual results obtained due to changes in market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the various plan's participants.

       See Note 12 to the accompanying consolidated financial statements for a further discussion of the Company's employee benefit plans.

       7.  Taxes on Income

       The Company's effective tax rate is based upon expected income and statutory income tax rates and available tax planning opportunities. In the Company's determination of its effective income tax rate, management considers judgments regarding its business plans, planning opportunities and expectations about their future outcomes. Certain changes or future events, such as changes in tax legislation and the commencement or completion of tax audits, could have an impact on management's estimates and the Company's effective tax rate.

       Accounting and tax regulations require that items be included in income tax returns at different times from when they are reflected in financial statements. These timing differences give rise to deferred tax assets and liabilities. A deferred tax liability is recognized for temporary differences that will result in taxable amounts or nondeductible expenses in future years. A deferred tax asset is recognized for temporary differences that will result in tax deductible amounts or nontaxable income in future years, including carryforwards.

       The application of GAAP requires management to evaluate the recoverability of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.

       The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the "I.R.S.") has completed audits of the Company's income tax returns through 1993. I.R.S. audits of the Company's income tax returns for the years 1994 through 2005 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

       See Note 13 to the accompanying consolidated financial statements for a further discussion of taxes on income.

7.3    COMPANY RESULTS OF OPERATIONS

       Year ended December 31, 2005 compared with the year ended December 31,
       2004

       Consolidated Results

       Net Income

       The Company's consolidated net income increased by $46 million, or 14.1%, to $372 million for the year ended December 31, 2005 from $326 million in 2004. The net income increase reflects a $24 million increase from the Great-West Healthcare segment and a $22 million increase from the Financial Services segment. The Great-West Healthcare segment increase was primarily due to improved morbidity and mortality gains combined with higher pharmacy benefit management revenue and investment income. The Financial Services segment increase reflected higher fee income during 2005 as a result of new sales in the administrative record keeping area and improved mortality rates in the Individual Markets line of business.

       Revenues

       In the year ended December 31, 2005, total revenues increased by $623 million, or 23.3%, to $3.3 billion when compared to the year ended December 31, 2004. The increase in revenues during 2005 was in part due to the February 2004 CLAC recapture of certain group life and health business from the Company associated with the original indemnity reinsurance agreement, as discussed in Note 3 to the accompanying consolidated financial statements. Under the terms of this reinsurance agreement, the Great-West Healthcare segment recorded an income statement impact in the amount of $256 million of negative premium income and an offsetting change in reserves associated with these recaptured policies. Also in the Great-West Healthcare segment, premiums ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. The Financial Services segment also entered into a reinsurance agreement with CLAC on December 31, 2005, pursuant to which it assumed a certain specific in-force block of term life insurance. Under the terms of this reinsurance agreement, the Company recorded premiums of $167 million.

       Fee income in 2005 increased by $49 million when compared to year ended December 31, 2004. The increase resulted from $34 million from the Financial Services segment attributed to higher fees for providing administrative services to institutional clients and $15 million from the Great-West Healthcare segment attributed to increased pharmacy benefits management contract revenue and from improved renewal pricing.

       Net investment income increased by $39 million, or 3.8%, to $1.072 billion during the year ended December 31, 2005 when compared to 2004. The increase was primarily the result of higher interest earned rates due to less amortization of premiums on fixed maturity investments in 2005 and more invested assets, which more than offset the impact of the change in the embedded derivative on CLFC funds withheld that decreased investment income by $24.3 million during the year ended December 31, 2005 when compared to 2004.

       The net realized gains on investments of $39 million in 2005 was primarily due to a large gain on the sale of equity investments. The net realized gains on investments of $58 million in 2004 was primarily from the sale of fixed maturities resulting in gains due to declining interest rates.

       Benefits

       Benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments. Total benefits increased by $558 million, or 45.3%, during the year ended December 31, 2005 when compared to 2004. The increase was primarily due to the aforementioned CLAC reinsurance recapture resulting in $256 million of negative change in reserves in February 2004. In addition, benefits ceded to Allianz decreased by $141 million during the year ended December 31, 2005 when compared to 2004 as a result of the lower contractual cession percentages under the reinsurance contract. The remaining increase was the result of the aforementioned December 31, 2005 CLAC reinsurance resulting in $167 million of increase in reserves.

       Expenses

       Operating expenses include general and administrative expenses, commissions and premium taxes. Total operating expenses increased by $8 million, or 1.0%, to $976 million during the year ended December 31, 2005 when compared to 2004.

       Income tax expense increased by $11 million, or 7.5%, during the year ended December 31, 2005 when compared to 2004. This increase was primarily due to the 12% increase in the Company's pretax income, offset by a decrease in its 2005 effective tax rate, from 31.5% to 30.3% during the years ended December 31, 2004 and 2005, respectively.

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

       Deposits for investment-type contracts and deposits to the separate accounts increased by $594 million, or 22.0%, during the year ended December 31, 2005 when compared to 2004. The increase was due to an increase in transfers by participants from unaffiliated retail investment options to the company's investment options for which it provides plan and participant record keeping services.

       Self-funded premium equivalents decreased by $94 million, or 2.0%, during the year ended December 31, 2005 when compared to 2004. This decrease was primarily due to decreased membership in the Healthcare segment.

       Other

       The Company's Great-West Healthcare segment entered into a reinsurance agreement during 2003 with Allianz to cede 40% in 2005, 75% in 2004 and 90% in 2003 of direct written group health stop-loss and excess-loss business. The Allianz reinsurance agreement was retroactive to January 1, 2003 and was terminated on December 31, 2005.

       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       Consolidated Results

       Net Income

       The Company's consolidated net income increased by $8 million, or 2.5%, to $326 million for the year ended December 31, 2004 from $318 million in 2003. The net income increase reflects a $32 million increase from the Financial Services segment, partially offset by a decrease in the amount of $24 million from the Great-West Healthcare segment. The Great-West Healthcare segment experienced a combination of weaker morbidity results primarily from lower customer deficit recoveries and a decrease in premium income, partially offset by an increase in fee income. The Financial Services segment increase reflected higher fee income and improved margins on invested assets. In addition, the Financial Services segment included the results of CLFC businesses for twelve months in the year ended December 31, 2004, compared with less than six months in 2003.

       Revenues

       During the year ended December 31, 2004, total revenues decreased by $1.5 billion, or 37.4%, to $2.6 billion when compared to the year ended December 31, 2003. The decrease in revenues during 2004 was primarily the result of the effect of the one-time increase of $1.427 billion to premium revenue in 2003 related to the CLAC Indemnity Reinsurance Agreement. In addition, the group life and health portion of this reinsurance agreement was recaptured by CLAC on February 29, 2004, as previously discussed. The Company recorded an income statement impact in the amount of $256 million of negative premium income and an offsetting change in reserves associated with these policies.

       Fee income during 2004 was comprised of Great-West Healthcare fee income and Financial Services fee income in the amounts of $649 million and $267 million, increases of 6.9% and 14.5%, respectively, when compared to 2003. Administrative fees also include the impact of increased pharmacy benefit management revenue due to higher utilization combined with favorable contract amendments.

       Net investment income increased by $45 million, or 4.5%, to $1.033 billion during the year ended December 31, 2004 when compared to 2003. The increase was primarily the result of the inclusion of CLFC's business for twelve months for the year ended December 31, 2004 compared with less than six months in 2003. This increase was partially offset by generally lower interest rates and the impact of the change in the embedded derivative on CLFC funds withheld which decreased investment income by $27.4 million in 2004 compared to 2003.

       The net realized gains on investments of $58 million and $40 million in 2004 and 2003, respectively, was primarily from the sale of fixed maturities resulting in gains due to declining interest rates.

       Benefits

       Total benefits decreased by $1.5 billion, or 57.7%, in the year ended December 31, 2004 when compared to 2003. The decrease was primarily attributed to the one-time adjustment increasing benefit reserves in 2003 associated with the CLAC Indemnity Reinsurance Agreement, and its subsequent group life and health recapture on February 29, 2004, as mentioned above.

       Expenses

       Total operating expenses increased by $3.0 million to $968 million during the year ended December 31, 2004 when compared to 2003.

       Income tax expense decreased by $4 million, or 2.6%, during the year ended December 31, 2004 when compared to 2003. This decrease was primarily due to the decrease in the Company's 2004 effective tax rate, from 32.6% to 31.5% during the years ended December 31, 2003 and 2004, respectively, which resulted primarily from tax credits realized from investments in low income housing assets.

       Deposits for Investment-Type Contracts, Deposits to Separate Accounts and Self-Funded Equivalents

       Deposits for investment-type contracts increased by $35 million, or 5.2%, during the year ended December 31, 2004 when compared to 2003. The increase was primarily attributable to a net increase in participant accounts in the retirement products area in 2004.

       Deposits to separate accounts decreased by $238 million, or 10.7%, during the year ended December 31, 2004 when compared to 2003. This decrease was primarily due to a combination of decreased sales of institutional annuity and insurance products partially offset by significant increases in the sales of the BOLI product line.

       Self-funded premium equivalents increased by $32 million, or 0.7%, during the year ended December 31, 2004 when compared to 2003. This increase was primarily due to an overall increase in membership during 2004.

       Other

       The Company's Great-West Healthcare segment entered into a reinsurance agreement during the third quarter of 2003 with Allianz to cede 75% in 2004 and 90% in 2003 of direct written group health stop-loss and excess-loss business. This Allianz agreement was retroactive to January 1, 2003 and was terminated on December 31, 2005.

7.4    GREAT-WEST HEALTHCARE RESULTS OF OPERATIONS

       Year ended December 31, 2005 compared with the year ended December 31,
       2004

       The following is a summary of certain financial data of the Great-West Healthcare segment:

T
                      (In millions)                              Year Ended December 31,
                       -----------                      -------------------------------------------
                  Income Statement Data                        2005                    2004               Percent Change
       ---------------------------------------------    --------------------    --------------------    --------------------
       Premium income                                $           678         $           262                   158.8%
       Fee income                                                664                     649                     2.3%
       Net investment income                                      67                      47                    42.6%
       Net realized investment gains                              18                      15                    20.0%
                                                        --------------------    --------------------    --------------------
         Total revenue                                         1,427                     973                    46.7%
                                                        --------------------    --------------------    --------------------
       Policyholder benefits                                     495                      68                   627.9%
       Operating expenses                                        674                     681                    (1.0%)
                                                        --------------------    --------------------    --------------------
         Total benefits and expenses                           1,169                     749                    56.1%
                                                        --------------------    --------------------    --------------------
       Income from operations                                    258                     224                    15.2%
       Income tax expense                                         85                      75                    13.3%
                                                        --------------------    --------------------    --------------------
         Net income                                  $           173         $           149                    16.1%
                                                        ====================    ====================    ====================

       Self-funded premium equivalents               $         4,612         $         4,706                    (2.0%)


       The following is a summary of the Great-West Healthcare segment membership at December 31, 2005 and 2004:

                        (In millions)                                  December 31,
                         -----------                    -------------------------------------------
                         Membership                             2005                  2004                Percent Change
       ------------------------------------------------ -------------------    --------------------    ---------------------
       Select and Mid Market Groups                            1.292                   1.367                    (5.5%)
       National and Specialty Risk Groups                      0.733                   0.654                    12.1%
                                                        -------------------    --------------------    ---------------------
       Total                                                   2.025                   2.021                     0.2%
                                                        ===================    ====================    =====================

       The Great-West Healthcare segment net income increased by $24 million, or 16.1%, to $173 million during the year ended December 31, 2005 from $149 million during 2004. The increase was primarily due to improved morbidity and mortality gains combined with higher pharmacy benefit management revenue and investment income.

       Premium and fee income increased by $431 million, or 47.3% to $1.342 billion during the year ended December 31, 2005 when compared to 2004. The increase was attributable to the inclusion of negative premium in the amount of $207 million in 2004 as a result of the February 2004 recapture discussed previously, comprised of $256 million of negative premiums offset by $49 million of normal CLAC reinsurance activity recorded before the recapture. In addition, premiums ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of lower contractual cession percentages on the contract. The remaining increase was the result of higher renewal pricing partially offset by the decline in full service membership. These results also include higher pharmacy benefit management fee revenue due to greater utilization combined with favorable contract amendments resulting from the conversion of the Company's pharmacy business to Express Scripts, Inc.

       The Great-West Healthcare segment net investment income increased by $20 million, or 42.6%, to $67 million during the year ended December 31, 2005 when compared to 2004. The increase was the result of higher interest earned rates primarily due to less amortization of premiums on fixed maturity investments in 2005 and increased investment income on surplus assets.

       Self-funded premium equivalents decreased slightly by $94 million, or 2.0%, to $4.612 billion during the year ended December 31, 2005 when compared to 2004 as a result of decreased full service membership.

       Total benefits and expenses increased by $420 million, or 56.1%, to $1.169 billion during the year ended December 31, 2005 when compared to 2004. The increase was attributable to the inclusion of negative benefits in the amount of $250 million in 2004 as a result of the February 2004 recapture discussed previously, comprised of $256 million of negative change in reserves offset by $6 million of normal CLAC reinsurance activity recorded before the recapture. In addition, benefits ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of lower contractual cession percentages on the contract. This contract was terminated on December 31, 2005. The remaining increase was the result of higher specific stop loss claims experience partially offset by improved aggregate stop loss claims and life claims experience. Commission expense reflected a slight decline as the result of a reduction in per capita payments on lower membership.

       Excluding customers associated with Canada Life, group healthcare customers (employer groups) in the Great-West Healthcare segment experienced a slight decline during the year ended December 31, 2005. Total membership remained relatively constant from 2.021 million members at December 31, 2004 to 2.025 million members at December 31, 2005. Point of service ("POS"), including open access membership and HMO members increased by 4.4% from approximately 228,000 at December 31, 2004 to approximately 238,000 at December 31, 2005.

       Higher membership in the specialty risk segment has offset decreases in all other markets as a result of lower sales combined with higher terminations. This membership includes 54,000 medical members related to the Company's September 2005 acquisition of Mediversal, Inc., a third party administrator that administers health and worker's compensation claims for employers with self-funded plans.

       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       The following is a summary of certain financial data of the Great-West Healthcare segment:



                      (In millions)                              Year Ended December 31,
                       -----------
                                                        -------------------------------------------
                  Income Statement Data                        2004                    2003               Percent Change
        ---------------------------------------------   --------------------    --------------------    --------------------
       Premium income                                $           262         $           838                   (68.7)%
       Fee income                                                649                     607                     6.9%
       Net investment income                                      47                      72                   (34.7)%
       Net realized investment gains                              15                      11                    36.4%
                                                        --------------------    --------------------    --------------------
         Total revenue                                           973                   1,528                   (36.3)%
                                                        --------------------    --------------------    --------------------
       Policyholder benefits                                      68                     568                   (88.0)%
       Operating expenses                                        681                     699                    (2.6)%
                                                        --------------------    --------------------    --------------------
         Total benefits and expenses                             749                   1,267                   (40.9)%
                                                        --------------------    --------------------    --------------------
       Income from operations                                    224                     261                   (14.2)%
       Income tax expense                                         75                      88                   (14.8)%
                                                        --------------------    --------------------    --------------------
         Net income                                  $           149         $           173                   (13.9)%
                                                        ====================    ====================    ====================

       Self-funded premium equivalents               $         4,706         $         4,674                     0.7%

       The following is a summary of the Great-West Healthcare segment membership at December 31, 2004 and 2003:

                       (In millions)                                  December 31,
                        -----------                    --------------------------------------------
                         Membership                            2004                   2003               Percent Change
       ----------------------------------------------- --------------------    --------------------    --------------------
       Select and Mid Market Groups                            1.367                   1.278                      7.0%
       National and Specialty Risk Groups                      0.654                   0.578                     13.1%
                                                       --------------------    --------------------    --------------------
       Total                                                   2.021                   1.856                      8.9%
                                                       ====================    ====================    ====================


       The Great-West Healthcare segment net income decreased by $24 million, or 13.9%, to $149 million during the year ended December 31, 2004 from $173 million in 2003. The decrease was primarily due to lower premium income and weaker morbidity results in the select and mid-market market segments.

       Excluding premium and fee income associated with the CLAC reinsurance and the Allianz reinsurance, premium and fee income decreased by $5.4 million, or 0.4%, during 2004 when compared to 2003. The decrease was primarily due to lower membership levels during the first few months of 2004. The decreases in early 2004 were offset by increased sales and membership later in the year. Additionally, this decrease was partially offset by increased revenues associated with the pharmacy benefit management contract, which resulted from greater utilization and certain favorable contract amendments during 2004.

       The Great-West Healthcare segment net investment income decreased by $25 million, or 34.7%, to $47 million during the year ended December 31, 2004 when compared to 2003. The decrease was attributed to a reduction in the net earned rate on investments from 6.23% in 2003 to 5.37% in 2004 and the reduction in investment assets associated with the recapture of the CLAC group life and health business.

       Self-funded premium equivalents increased by $32 million, or 0.7%, to $4.706 billion in 2004 when compared to 2003 as a result of increased membership.

       Excluding benefits and expenses associated with the CLAC reinsurance and the Allianz reinsurance, total benefits and expenses increased by $15.7 million or 1.2% to $1,305 million during 2004 when compared to 2003. Increased utilization, higher medical costs, accelerated claims payments and lower customer deficit recoveries have contributed to higher health claims. In addition, there were higher commissions on increased sales and program amendments.

       Excluding customers associated with Canada Life, the Great-West Healthcare segment experienced a net increase of 3.8% or 186 group healthcare customers (employer groups) during 2004. There was an 8.9% increase in total healthcare membership from 1.856 million at the end of 2003 to 2.021 million at year-end 2004. Point of service ("POS") and HMO members decreased 6.5% from approximately 244,000 at December 31, 2003 to approximately 228,000 at December 31, 2004.

       The overall increase in membership was primarily the result of improved persistency, increased sales productivity and an enhanced product portfolio. The persistency increase from 74.1% at December 31, 2003 to 82.2% at December 31, 2004 was the result of more competitive pricing of renewals and increased service efforts.

       Outlook

       The Company continues to focus on programs that benefit members and deliver savings to employers. By expanding the Company's second-tier network program, whereby members were offered discounts on services from thousands of additional providers outside the Company's proprietary network. Network expansion contributes to the Company's competitive positioning as it continues to provide claims savings to employers as well as more provider options for the employees of multi-state employers.

       During 2005, the Company introduced a health savings account ("HSA") for employer-sponsored health plans. The HSA has strengthened the Company's product portfolio. This new offering combines a high-deductible health plan administered by Great-West Healthcare with an HSA administered by an outside third party. Given the high level of interest in HSA's by employers, it is a popular product in the expanding market for consumer-driven health plans.

       Efforts surrounding provider re-contracting and more disease management programs will continue to enhance the Company's medical cost and market positions. These efforts are a key element in controlling healthcare costs for clients and members.

       In 2005, the specialty risk market segment, which focuses on third-party administrators and other specialized distribution channels, was expanded. The acquisition of Mediversal, Inc., a healthcare services company that administers claims for employers with self-funded group health and workers' compensation plans, was completed in September 2005. The continued expansion of additional TPA relationships is a focus for 2006 as well as the implementation of new product offerings such as pharmacy benefit management through our TPA channels.

       Continued evaluation of the Company's core administrative systems will be a focus in 2006 as efforts have begun to implement a new system initiative that would result in the consolidation of many existing core administrative systems.

       Efforts to enhance brand awareness continue as the theme of the Company's targeted advertising campaign, "New Ideas From the Frontier of Health Care", communicates the strategy for delivering innovative, affordable benefits plans to businesses. The Company will continue to build on its strengths in self-funding, creative solutions, and medical management expertise.

7.5   FINANCIAL SERVICES RESULTS OF OPERATIONS

       Year ended December 31, 2005 compared with the year ended December 31,
       2004

       The following is a summary of certain financial data of the Financial Services segment:

T
                      (In millions)                               Year Ended December 31,
                       -----------                      --------------------------------------------
                  Income Statement Data                        2005                     2004              Percent Change
       ---------------------------------------------    --------------------    ---------------------   --------------------
       Premium income                                $           547         $           409                    33.7%
       Fee income                                                300                     266                    12.8%
       Net investment income                                   1,006                     987                     1.9%
       Net realized investment gains                              21                      43                   (51.2%)
                                                        --------------------    ---------------------   --------------------
         Total revenue                                         1,874                   1,705                     9.9%
                                                        --------------------    ---------------------   --------------------
       Policyholder benefits                                   1,297                   1,165                    11.3%
       Operating expenses                                        302                     287                     5.2%
                                                        --------------------    ---------------------   --------------------
         Total benefits and expenses                           1,599                   1,452                    10.1%
                                                        --------------------    ---------------------   --------------------
       Income from operations                                    275                     253                     8.7%
       Income tax expense                                         76                      76                     0.0%
                                                        --------------------    ---------------------   --------------------
         Net income                                  $           199         $           177                    12.4%
                                                        ====================    =====================   ====================

       Deposits for investment-type contracts        $         1,159          $          711                    63.0%
       Deposits to separate accounts                           2,125                   1,979                     7.4%

       The following is a summary of the Financial Services segment participant accounts at December 31, 2005 and 2004:

                       (In millions)                                   December 31,
                        -----------                    ---------------------------------------------
                    Participant Accounts                        2005                   2004                Percent Change
       ----------------------------------------------- ---------------------    --------------------     -------------------
       Individual Markets Line                                 0.454                    0.452                    0.4%
       Retirement Services Line                                2.767                    2.520                    9.8%
                                                       ---------------------    --------------------     -------------------
       Total                                                   3.221                    2.972                    8.4%
                                                       =====================    ====================     ===================

       The Financial Services segment net income increased by $22 million, or 12.4%, to $199 million during the year ended December 31, 2005 from $177 million during 2004. The increase in the Financial Services segment's net income was primarily attributed to higher fee income during 2005 as the result of new sales in the administrative record-keeping area and improved mortality in the Individual Markets line of business.

       Total premiums, including deposits to investment-type contracts and deposits to separate accounts, increased by $732 million, or 23.6% to $3.831 billion during the year ended December 31, 2005 when compared to 2004. The increase is primarily within the Retirement Services business area. Premium income was favorably impacted by transfers by participants from investing options for which the Company provides administrative and record-keeping services to the Company's investment options, which are offered in connection with its general and separate accounts. The Company's separate accounts offer mutual funds or other investment options that, beginning in 2005, purchased guaranteed interest annuity contracts issued by the Company in the amount of $363 million, which is included in deposits for investment-type contracts. On December 31, 2005, GWSC, a wholly-owned subsidiary of the Company and CLAC, entered into a reinsurance agreement on a coinsurance with funds withheld basis pursuant to which the Company assumed a certain specific in-force block of term life insurance of CLAC. The Company recorded $167 million in both premium income and increase in reserves associated with these policies.

       Fee income increased by $34 million, or 12.8% to $300 million during the year ended December 31, 2005 from $266 million during 2004. Variable fee income fluctuates with changes in the equities markets as these fees are typically assessed on participant account balances. Variable fee income is also affected by fluctuations in the participant account balances associated with cash flows to and from the separate accounts, participation in the variety of plan offerings and also with the types of services offered and with price renegotiations. Fixed fees, expense recoveries on annuities and insurance products also fluctuate with changes in the participant or policyholder account balances due to cash flows, participation and services. Fees from third-party administration and record keeping services fluctuate with the number of participants and with services provided. The fee income increase during 2005 is primarily associated with increased income from providing administrative services to institutional clients for the retirement plans they administer. Retirement participant accounts, including third-party administration and institutional accounts, increased by 9.8% during 2005 from 2.520 million at December 31, 2004 to 2.767 million at December 31, 2005.

       Net investment income increased by $19 million, or 1.9%, to $1.006 billion during the year ended December 31, 2005 from $987 million in 2004. This increase is primarily due to an increase in the average earned rate on investments from 5.37% in 2004 to 5.82% in 2005 primarily due to less amortization of premiums on fixed maturity investments in 2005 and more invested assets. This increase was partially offset by a $17 million reduction resulting from the marking to market of the embedded derivative on the funds withheld reinsurance agreement.

       Earnings are generated on fixed products or general account products from the difference between the net investment income earned on investments and the amount credited to policyholders' or participants' accounts. This difference is referred to as the "interest margins" or "margins" on fixed assets.

       The amount of fixed annuity products in-force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the annuity balances in the separate accounts:


                  (In millions)
                   -----------                    General Account          Retirement Services        Individual Markets
             Year ended December 31,             Annuity Reserves           Separate Accounts          Separate Accounts
        -----------------------------------    ----------------------    ------------------------    ----------------------
                       2001                 $          4,687          $          10,277           $            945
                       2002                            4,612                      8,859                        808
                       2003                            8,410                     10,289                      1,244
                       2004                            7,965                     11,152                      1,237
                       2005                            7,913                     11,272                      1,237

       Total policyholder benefits increased by $132 million, or 11.3% to $1.297 billion during the year ended December 31, 2005 when compared to 2004. This was primarily due to an increase in reserves of $167 million resulting from the aforementioned December 31, 2005 reinsurance agreement with CLAC. Total policyholder benefits represent benefits on insurance and annuity products, interest paid or credited to policyholder and participant accounts, dividends paid, and change in actuarial reserves.

       At December 31, 2005 and 2004, the Company had $9.9 billion and $9.5 billion, respectively, of policy reserves on individual insurance on the consolidated balance sheets. The following table summarizes individual life insurance in-force prior to reinsurance ceded for the years indicated:


                                                                           December 31,
                                         ---------------------------------------------------------------------------------
              (In millions)                  2005             2004             2003             2002             2001
               -----------               -------------    -------------     -----------     -------------    -------------
        Life insurance in-force      $      67,000     $     65,027     $     67,645    $      50,605     $     50,769


       Year ended December 31, 2004 compared with the year ended December 31,
       2003

       The following is a summary of certain financial data of the Financial Services segment:




                     (In millions)                                 Year Ended December 31,
                      -----------                       --------------------------------------------
                  Income Statement Data                        2004                     2003              Percent Change
       ---------------------------------------------    --------------------    ---------------------   --------------------
       Premium income                                $          409          $         1,415                   (71.1)%
       Fee income                                               266                      233                    14.6%
       Net investment income                                    987                      916                     7.8%
       Net realized investment gains                             43                       29                    48.3%
                                                        --------------------    ---------------------   --------------------
         Total revenue                                        1,705                    2,593                   (38.0)%
                                                        --------------------    ---------------------   --------------------
       Policyholder benefits                                  1,165                    2,116                   (44.9)%
       Operating expenses                                       287                      267                     7.9%
                                                        --------------------    ---------------------   --------------------
         Total benefits and expenses                          1,452                    2,383                   (43.1)%
                                                        --------------------    ---------------------   --------------------
       Income from operations                                   253                      210                    20.5%
       Income tax expense                                        76                       65                    16.9%
                                                        --------------------    ---------------------   --------------------
         Net income                                  $          177          $           145                    22.1%
                                                        ====================    =====================   ====================

       Deposits for investment-type contracts        $          711          $           676                      5.2%
       Deposits to separate accounts                          1,979                    2,217                    (10.7)%

       The following is a summary of the Financial Services segment participant accounts at December 2004 and 2003:


                        (In millions)                                  December 31,
                         -----------                    --------------------------------------------
                    Participant Accounts                       2004                    2003                Percent Change
       ------------------------------------------------ --------------------    --------------------     -------------------
       Individual Markets Line                                 0.452                 0.465                    (2.8)%
       Retirement Services Live                                2.520                 2.297                      9.7%
                                                        --------------------    --------------------     -------------------
       Total                                                   2.972                 2.762                      7.6%
                                                        ====================    ====================     ===================

       Effective July 10, 2003, the Company acquired CLICA and CLINY. The results of operations for the life insurance and annuity business of these subsidiaries have been included in the results of the Financial Services segment during the year ended December 31, 2004 and the period from July 10 through December 31, 2003. In addition, under the terms of the Indemnity Reinsurance Agreement, as previously discussed, the results of operations of certain life insurance and annuity business of the United States branch of CLAC were included in the results of the Financial Services segment for twelve months and four months during the years ended December 31, 2004 and 2003, respectively. Under the terms of this reinsurance agreement, on August 31, 2003, the Financial Services segment recorded an initial increase in premiums and reserves in the amount of $1.174 billion.

       The Financial Services segment net income increased by $32 million, or 22.1%, to $177 million during the year ended December 31, 2004 from $145 million in 2003. The increase in this segment's earnings was the result of a combination of the inclusion of Canada Life in the Individual Markets line of business for the full twelve months of 2004 and higher fee income and improved investment margins on invested assets transferred from variable rate to fixed rate products within Great-West Retirement Services.

       Total premiums, including deposits to investment-type contracts and deposits to separate accounts, but excluding the one-time CLAC adjustment in the amount of $1.174 billion, mentioned above, decreased by $35 million, or 1.1%, during 2004. Premiums and deposits decreased by $38 million in the Individual Markets area. The remaining difference was due to lower cash flows during 2004 on the variable annuity products driven by lower single premium deposits or rollovers in the Great-West Retirement Services area from new plans.

       Fee income during 2004 increased by $33 million, or 14.6% due to the U.S. market recovery, the acquisition of Emjay Corporation and growth in fees from existing institutional partners.

       Great-West Retirement Services participant accounts, including third-party administration and institutional accounts, increased by 9.7% during 2004 from 2.297 million at December 31, 2003 to 2.520 million at December 31, 2004.

       During 2004, net investment income increased by $70 million, or 7.7%, from 2003. This increase was due to the inclusion of Canada Life activity for twelve months during 2004 compared to less than six months during 2003, partially offset by a drop in the net interest earned rate on investments from 6.23% in 2003 to 5.37% during 2004. Offsetting this decrease's impact on net income was a corresponding decrease in the interest rate credited on policyholder general account products.

       On fixed products or general account products, earnings are generated from the difference between the net investment income earned on investments and the amount credited to policyholders' or participants' accounts. This difference is referred to as the "interest margins" or "margins" on fixed assets.

       The amount of fixed annuity products in-force is measured by policy reserves. The following table shows group and individual annuity policy reserves for the years indicated as well as the annuity balances in the separate accounts:


                  (In millions)
                   -----------                     General Account          Retirement Services        Individual Markets
             Year ended December 31,             Annuity Reserves           Separate Accounts          Separate Accounts
        -----------------------------------    ----------------------    ------------------------    ----------------------
                       2000                 $          4,738          $          10,753           $            950
                       2001                            4,687                     10,277                        945
                       2002                            4,612                      8,859                        808
                       2003                            7,124                     10,289                      1,244
                       2004                            7,099                     11,152                      1,237

       Total policyholder benefits increased by $125 million, or 13.3%, during the year ended December 31, 2004 excluding the one-time CLAC adjustment in the amount of $1.174 billion, mentioned above. The increase was primarily due to the inclusion of Canada Life activity for twelve months during 2004 compared to less than six months during 2003. Total policyholder benefits represent benefits on insurance and annuity products, interest paid or credited to policyholder and participant accounts, dividends paid, and change in actuarial reserves.

       Total policyholder benefits fluctuate with the amount of interest credited to policyholder or participant account balances from differences between charges for mortality and actual death claims and from fluctuations in premiums and cash flows to and from general account products.

       At December 31, 2004 and 2003, the Company had $9.5 billion and $8.9 billion, respectively, of policy reserves on individual insurance on the consolidated balance sheets. The following table summarizes individual life insurance in-force prior to reinsurance ceded for the years indicated:


                                                                           December 31,
                                         ---------------------------------------------------------------------------------
              (In millions)                  2004             2003             2002             2001             2000
               -----------               -------------    -------------     -----------     -------------    -------------
        Life insurance in-force      $      65,027     $     67,645     $     50,605    $      50,769     $     46,631

       Outlook

       The Retirement Services business line continues to improve upon the enhanced field service model introduced in 2004. This strategy offers a proactive, measurable approach to increasing participation among existing clients, providing education, encouraging appropriate asset allocation and meeting the information needs of participants. This initiative should position the Company to continue its penetration of the existing client base in 2006 while continuing to seek out new opportunities in this highly competitive market place.

       In 2005, Retirement Services completed its integration of the operations of EMJAY Retirement Plan Services, Inc. and will create additional infrastructure to support the growth experienced in the Retirement Services business line. Several key partnerships were established in 2005 with two major financial institutions. These key partnerships should continue to increase the Company's fees received from the institutional services segment.

       In late 2005, AAG, the Company's registered investment advisory subsidiary, rolled out Reality Investing, a program that expands AAG's participant level advice tool into a suite of investment advisory services. Reality Investing provides access to a range of advice services including professional account management at the participant level. AAG partnered with Ibbotson Associates, an industry leader in asset allocation and investment analytics to develop the new advice and managed account services. The Company will continue to roll out these advisory services to existing 401(k) plans and other segments within its Retirement Services group in 2006, and anticipates increased participation, resulting in increased fees.

       In 2005, Individual Markets continued to focus on core strengths, increasing the number of placed policies, improving retention and increasing the partnership base. Plans are also underway to launch new market-driven products and value added service enhancements to existing partners.

       In the Financial Institutions Market there was continued growth in 2005, however, the growth pace slowed while changes were made to the products and processes to enhance the financial performance of this business line. New products were successfully introduced in 2005 to both improve business margins as well as to expand into the wealth transfer market.

       In 2006, the Company plans to market a single premium whole life policy through new and existing partners. The Company is also realigning its marketing and sales resources to more directly support our partners' sales needs through wholesaling activities. The renewed product line-up and focus on field sales will enable further profitable growth of this market.

       The Company continues to utilize and expand upon its partnership with Clark Consulting to distribute BOLI. The focus is to provide innovative and flexible solutions to meet client needs for financing non-qualified executive retirement plans through the use of life insurance. The area continues to enhance its relationships with key consultants and develop new marketing materials to communicate the Company's proprietary strengths and expertise. The Company continues to explore opportunities in the small corporate market to cross-sell executive benefits marketing and product solutions to the existing corporate retirement market customers. The Company introduced a new product design in 2004, which resulted in increased sales opportunities in 2005 and is expected to have a positive impact on premium growth in 2006.

7.6    INVESTMENT OPERATIONS

       The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

       The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company's assets should meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company works to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.


       A summary of the Company's general account invested assets follows:

                                                                                            December 31,
                                                                             --------------------------------------------
       (In millions)                                                                2005                     2004
       -----------------------------------------------------------------     --------------------    ---------------------
       Fixed maturities, available-for-sale, at fair value               $          13,767        $         13,225
       Equity investments, at fair value                                               524                     637
       Mortgage loans on real estate                                                 1,461                   1,544
       Short-term investments, available-for-sale                                    1,070                     709
       Policy loans                                                                  3,716                   3,548
       Other                                                                             5                     -
                                                                             --------------------    ---------------------
         Total invested assets                                           $          20,543        $         19,663
                                                                             ====================    =====================

S
       1.    Fixed Maturities

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

       One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

       The distribution of the fixed maturity portfolio by credit rating is summarized as follows:


                                                                                              December 31,
                                                                              ---------------------------------------------
                                 Credit Rating                                        2005                    2004
       -------------------------------------------------------------------    ---------------------    --------------------
       AAA                                                                           58.9%                    56.9%
       AA                                                                             8.0                      8.2
       A                                                                             14.9                     15.6
       BBB                                                                           15.6                     16.7
       BB and below (non-investment grade)                                            2.6                      2.6
                                                                              ---------------------    --------------------
         Total                                                                      100.0%                   100.0%
                                                                              =====================    ====================

       At December 31, 2005, the Company had 26 bonds in default with a carrying value in the amount of $27.2 million (0.2% of the total fixed maturity investment portfolio), compared to 29 bonds representing $33.4 million (0.3% of the total fixed maturity investment portfolio) at December 31, 2004.

       The following tables summarize the fair values and gross unrealized losses on fixed maturities, where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2005 and 2004:


              (Dollars in thousands)
               --------------------                  Number of                 Estimated
                December 31, 2005                   Securities                 Fair Value               Unrealized Loss
        -----------------------------------    ----------------------    ------------------------    ----------------------
        Six months or less                                7           $            31,690         $         10,071
        Six to twelve months                              5                           990                      360
        More than twelve months                           4                         9,705                    4,637
                                               ----------------------    ------------------------    ----------------------
        Total                                            16           $            42,385         $         15,068
                                               ======================    ========================    ======================



              (Dollars in thousands)
               --------------------                 Number of                  Estimated
                December 31, 2004                   Securities                 Fair Value               Unrealized Loss
        -----------------------------------    ----------------------    ------------------------    ----------------------
        Six months or less                                6           $             4,392         $          1,484
        Six to twelve months                              5                         7,519                    4,065
        More than twelve months                           9                        11,265                    5,525
                                               ----------------------    ------------------------    ----------------------
        Total                                            20           $            23,176         $         11,074
                                               ======================    ========================    ======================

       For the year ended December 31, 2005, the unrealized losses are generally related to the automobile and technology industries. For the year ended December 31, 2004, the unrealized losses are generally related to the airline and technology industries. The Company considers these investments to be only temporarily impaired.

       During the years ended December 31, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amounts of $12.9 million and $13.2 million, respectively. The write-downs during the year ended December 31, 2005 generally related to asset-backed securities with manufactured housing collateral and corporate debt securities in the automobile industry. The write-downs during the year ended December 31, 2004 generally related to corporate debt securities in the airline industry. At December 31, 2005, the fair value of all fixed maturities in the airline and automobile industries was 1.3% of total fixed maturities.

       See Note 4 to the accompanying consolidated financial statements for a further discussion of impaired fixed maturity investments.

       2.    Mortgage Loans

       During 2005, the mortgage loan portfolio decreased by 5.4% to $1,461 million, net of allowances for credit losses.

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

       The average balance of impaired loans decreased to $14.0 million during the year ended December 31, 2005 compared to $25.0 million during the year ended December 31, 2004. In 2005 there was one property acquired through foreclosure with a carrying value in the amount of $4.3 million. There were no properties acquired through foreclosure in 2004. The low levels of problematic mortgage loans relative to the Company's overall financial position are due to its active loan management program.

       Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2005 and 2004, the Company's mortgage loan portfolio included $18.2 million and $18.9 million, respectively, of non-impaired restructured loans. The Company anticipates limited participation in the real estate market during the year ended December 31, 2006.

       See Note 4 to the accompanying consolidated financial statements for a further discussion of impaired mortgage loans.

       3.    Other Investments

       Other investments consist primarily of policy loans, equity investments, and short-term investments. The Company anticipates limited participation in the equity markets during the year ended December 31, 2006.

       See Note 4 to the accompanying consolidated financial statements for a further discussion of impaired equity investments.

       4.    Derivatives

       The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate, market and foreign currency exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only Board of Directors authorized derivative transactions are executed. Notes 1 and 4 to the consolidated financial statements contain a discussion of the Company's derivative position.

       5.    Outlook

       The Company's investment portfolio is well positioned for the current interest rate environment. The portfolio is diversified and comprised of high quality, relatively stable assets. It is the Company's philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to maintain the quality and performance of its investments.

7.7    LIQUIDITY AND CAPITAL RESOURCES

       Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

       The principal sources of the Company's liquidity are premium, fee, and investment income and investment maturities and sales. The principal uses of the Company's liquidity relate to benefit payments, payments to policy and contract holders in connection with surrenders and withdrawals, purchase of investments, commissions and general and administrative expenses.

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

       Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1.128 billion and $819.3 million as of December 31, 2005 and 2004, respectively. In addition, as of both December 31, 2005 and 2004, 97% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

       Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper and equity securities. Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

       The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $95.1 million and $95.4 million of commercial paper outstanding at December 31, 2005 and 2004, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, each being the highest rating available.

       The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2005 or 2004.

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

7.8    CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

       The following table summarizes the Company's major contractual obligations at December 31, 2005:


                                                                         Payment due by period
                                         ---------------------------------------------------------------------------------------
                                                           Less Than           One to            Three to          More Than
               (In millions)                Total          One Year          Three Years        Five Years         Five Years
                -----------              ------------    --------------    ----------------    --------------    ---------------
       Policyholder obligations
         with known contractual
         maturities (1)               $       2,394   $          586    $           666     $         430     $           712
       Related party long-term
         debt - principal                       220               25                  -                                   195
       Related party long-term
         debt- interest                         380               14                 26                26                 314
       Commercial paper                          95               95                  -                 -                   -
       Operating leases                          94               24                 41                27                   2
                                         ------------    --------------    ----------------    --------------    ---------------
       Total                          $       3,183   $          744    $           733     $         483     $         1,223
                                         ============    ==============    ================    ==============    ===============

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

7.9    APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No.25"). SFAS No. 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected to only disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. Upon adoption, the Company recorded an increase to additional paid-in capital and a deferred tax asset in the amount of $21,305 and it does not expect the adoption of SFAS No. 123R to have a material effect on results of operations.

       In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and amends Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," Statement of Financial Accounting Standards No. 124 "Accounting for Certain Investments Held by Not-for-Profit Organizations" and Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company's consolidated financial position or results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's assets are purchased to fund future benefit payments to its policyholders and contract holders. The primary risk of these assets is exposure to rising interest rates. However, when the asset and liability payments are considered together, the primary risk is to exposure to falling interest rates due to minimum credited rate guarantees in the liabilities. The Company's exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

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

       The Company has estimated the possible effects of interest rate changes at December 31, 2005. If interest rates increased by 100 basis points (1.00%), the fair value of the fixed income assets would decrease by approximately $686 million. This calculation uses projected asset cash flows, discounted back to December 31, 2005. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received. These spot rates in the benchmark calculation range from 4.74% to 5.86%.


                                               Projected Cash Flows by Calendar Year
                                                           (In millions)
                                                                                   There-      Undiscounted       Fair
                              2006       2007       2008       2009       2010      after         Total          Value
                              ------    -------    -------    -------    -------   --------    -------------    ---------
       Benchmark           $  2,726  $  2,569   $  2,172   $  1,814   $  1,847      8,733   $     19,862     $   15,009
       Interest rates
        increase one
        percent               2,495     2,494      2,116      1,772      1,837      9,579         20,294         14,323

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


       To the Board of Directors and Stockholder of Great-West Life & Annuity Insurance Company
       Greenwood Village, Colorado

       We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



       DELOITTE & TOUCHE LLP

       Denver, Colorado
       March 27, 2006

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                      (In Thousands, Except Share Amounts)



                                                                                           December 31,
                                                                         --------------------------------------------------
                                                                                  2005                       2004
                                                                         -----------------------    -----------------------
     ASSETS
     INVESTMENTS:
       Fixed maturities, available-for-sale, at fair value
        (amortized cost $13,736,055 and $12,911,071)                  $           13,767,417     $          13,224,505
       Equity investments, at fair value (cost $518,614
        and $591,474)                                                               524,212                    637,434
       Mortgage loans on real estate (net of
        allowances of $15,661 and $30,339)                                         1,460,559                 1,543,507
       Policy loans                                                                3,715,888                 3,548,225
       Short-term investments, available-for-sale (cost
        approximates fair value)                                                   1,070,049                   708,801
       Other investments                                                               4,659                      -
                                                                         -----------------------    -----------------------
           Total Investments                                                      20,542,784                19,662,472
                                                                         -----------------------    -----------------------

     OTHER ASSETS:
       Cash                                                                           57,903                   110,518
       Reinsurance receivable:
        Related party                                                                654,965                 1,072,940
        Other                                                                        256,156                   260,409
       Deferred policy acquisition costs                                             335,406                   301,603
       Deferred ceding commission                                                     81,408                    82,648
       Investment income due and accrued                                             150,876                   159,398
       Receivables related to uninsured accident
        and health plan claims (net of allowances of
        $18,404 and $22,938)                                                         145,203                   144,312
       Premiums in course of collection (net of
        allowances of $5,227 and $7,751)                                             106,518                    95,627
       Deferred income taxes                                                         190,044                   138,845
       Collateral for securities lending program                                     145,193                   349,913
       Due from parent and affiliates                                                 26,646                    66,966
       Other assets                                                                  630,588                   492,299
     SEPARATE ACCOUNT ASSETS                                                      14,455,710                14,155,397
                                                                         -----------------------    -----------------------
     TOTAL ASSETS                                                     $           37,779,400     $          37,093,347
                                                                         =======================    =======================





                                                                                                         (Continued)

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                      (In Thousands, Except Share Amounts)




                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                          2005                  2004
                                                                                     ----------------     -----------------
     LIABILITIES AND STOCKHOLDER'S EQUITY
     POLICY BENEFIT LIABILITIES:
       Policy reserves:
        Related party                                                            $        4,835,896   $        5,170,447
        Other                                                                            13,387,868           12,771,872
       Policy and contract claims                                                           371,670              360,862
       Policyholders' funds                                                                 348,937              327,409
       Provision for policyholders' dividends                                               111,626              118,096
       Undistributed earnings on participating business                                     178,907              192,878
     GENERAL LIABILITIES:
       Due to parent and affiliates                                                         240,929              220,823
       Repurchase agreements                                                                755,905              563,247
       Commercial paper                                                                      95,064               95,044
       Payable under securities lending agreements                                          145,193              349,913
       Other liabilities                                                                    789,984              722,998
     SEPARATE ACCOUNT LIABILITIES                                                        14,455,710           14,155,397
                                                                                     ----------------     -----------------
           Total Liabilities                                                             35,717,689           35,048,986
                                                                                     ----------------     -----------------

     COMMITMENTS AND CONTINGENCIES                                                             -                    -

     STOCKHOLDER'S EQUITY:
       Preferred stock, $1 par value, 50,000,000 shares
        authorized, none issued and outstanding                                                -                    -
       Common stock, $1 par value; 50,000,000 shares
        authorized; 7,032,000 shares issued and outstanding                                   7,032                7,032
       Additional paid-in capital                                                           728,701              725,935
       Accumulated other comprehensive income (loss)                                        (16,818)             118,795
       Retained earnings                                                                  1,342,796            1,192,599
                                                                                     ----------------     -----------------
           Total Stockholder's Equity                                                     2,061,711            2,044,361
                                                                                     ----------------     -----------------


     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $       37,779,400   $       37,093,347
                                                                                     ================     =================







     See notes to consolidated financial statements.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In Thousands)




                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       2005                2004                2003
                                                                 -----------------    ----------------    ----------------
     REVENUES:
       Premium income:
        Related party (net of premiums ceded totaling
          $5,185, $260,445 and $815)                           $       329,175      $       (22,880)    $     1,595,357
        Other (net of premiums ceded totaling
         $279,007, $428,010 and $460,277)                              895,961              693,948             657,540
       Fee income                                                      964,699              915,644             840,072
       Net investment income                                         1,072,528            1,033,307             988,400
       Net realized gains on investments                                38,977               57,947              39,560
                                                                 -----------------    ----------------    ----------------
           Total revenues                                            3,301,340            2,677,966           4,120,929
                                                                 -----------------    ----------------    ----------------
     BENEFITS AND EXPENSES:
       Life and other policy benefits (net of
        reinsurance recoveries totaling $263,043,
        $396,886 and $410,430)                                       1,042,085              853,676             573,976
       Increase (decrease) in reserves:
        Related party                                                  147,466             (186,972)          1,450,185
        Other                                                           26,678              (69,901)             51,320
       Interest paid or credited to contract holders                   478,659              517,807             514,846
       Provision for policyholders' share of earnings
        (loss) on participating business                                (3,039)              10,181               1,159
       Dividends to policyholders                                      100,613              108,822              92,118
                                                                 -----------------    ----------------    ----------------
           Total benefits                                            1,792,462            1,233,613           2,683,604
       Commissions                                                     187,115              193,943             180,673
       Operating expenses                                              755,293              740,740             753,336
       Premium taxes                                                    33,470               33,030              31,675
                                                                 -----------------    ----------------    ----------------
           Total benefits and expenses                               2,768,340            2,201,326           3,649,288
                                                                 -----------------    ----------------    ----------------
     INCOME BEFORE INCOME TAXES                                        533,000              476,640             471,641
     PROVISION FOR INCOME TAXES:
       Current                                                         141,337              152,028             173,181
       Deferred                                                         20,108               (1,808)            (19,561)
                                                                 -----------------    ----------------    ----------------
           Total income taxes                                          161,445              150,220             153,620
                                                                 -----------------    ----------------    ----------------

     NET INCOME                                                $       371,555      $       326,420     $       318,021
                                                                 =================    ================    ================








     See notes to consolidated financial statements.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In Thousands)




                                                                                         Accumulated
                                                                                     Other Comprehensive
                                                                                       Income (Loss)
                                                                                 --------------------------
                                                                                 Unrealized     Minimum
                                                                    Additional     Gains        Pension
                                           Preferred     Common     Paid-in      (Losses) on   Liability      Retained
                                             Stock       Stock      Capital      Securities    Adjustment     Earnings      Total
                                          ----------   ---------   -----------  ------------- -------------  -----------  ---------
Balances, January 1, 2003                $       -   $    7,032  $    719,709  $    163,500  $   (12,884)   $  787,099  $ 1,664,456
Net income                                                                                                     318,021      318,021
Other comprehensive income (loss)                                                   (26,369)       3,573                    (22,796)
                                                                                                                          ----------
  Total comprehensive income                                                                                                295,225
Dividends                                                                                                      (75,711)     (75,711)
Income tax benefit on stock compensation                                2,656                                                 2,656
                                          ----------   ---------   -----------  ------------- -------------  -----------  ----------
Balances, December 31, 2003                      -        7,032       722,365       137,131       (9,311)    1,029,409    1,886,626

Net income                                                                                                      326,420     326,420
Other comprehensive loss                                                             (3,585)      (5,440)                    (9,025)
                                                                                                                          ----------
  Total comprehensive income                                                                                                317,395
Dividends                                                                                                     (163,230)   (163,230)
Income tax benefit on stock compensation                                3,570                                                 3,570
                                          ----------   ---------   -----------  ------------- -------------  -----------  ----------
Balances, December 31, 2004                      -        7,032       725,935       133,546      (14,751)     1,192,599    2,044,361

Net income                                                                                                      371,555     371,555
Other comprehensive loss                                                           (125,280)     (10,333)                  (135,613)
                                                                                                                          ----------
  Total comprehensive income                                                                                                235,942
Dividends                                                                                                     (221,358)   (221,358)
Income tax benefit on stock compensation                                2,766                                                 2,766
                                          ----------   ---------   -----------  ------------- -------------  -----------  ----------
Balances, December 31, 2005              $       -   $    7,032  $    728,701  $      8,266  $    (25,084)  $ 1,342,796  $ 2,061,711
                                          ==========   =========   ===========  ============= =============  ===========  ==========








See notes to consolidated financial statements.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In Thousands)





                                                                                Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                      2005              2004                 2003
                                                                 ----------------  ------------------   ----------------
     OPERATING ACTIVITIES:
       Net income                                              $       371,555   $       326,420      $       318,021
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Earnings allocated to participating policyholders
                                                                        (3,039)           10,181                1,159
         Amortization of premiums and discounts on
         investments                                                   (52,712)           28,367              (64,126)
         Net realized gains on investments                             (38,977)          (57,947)             (39,560)
         Depreciation and amortization                                  81,847            93,580               95,542
         Deferral of acquisition costs                                 (50,437)          (52,693)             (49,245)
         Deferred income taxes                                          20,108            (1,808)             (19,561)
       Changes in assets and liabilities, net of
        effects from acquisitions:
         Policy benefit liabilities                                     86,845          (106,912)             478,066
         Reinsurance receivable                                        120,793            21,352              (71,123)
         Receivables                                                     1,022           (34,056)             (33,621)
         Other, net                                                   (186,760)           74,488               55,531
                                                                 ----------------  ------------------   ----------------
     Net cash provided by operating activities                         350,245           300,972              671,083
                                                                 ----------------  ------------------   ----------------

     INVESTING ACTIVITIES:
       Proceeds from sales, maturities and
        redemptions of investments:
        Fixed maturities available-for-sale                         14,741,780        13,615,290           13,886,015
        Mortgage loans on real estate                                  250,112           368,734              191,353
        Equity investments                                             240,886           148,685               86,908
       Purchases of investments:
        Fixed maturities available-for-sale                        (15,105,051)      (13,715,370)         (14,128,309)
        Mortgage loans on real estate                                 (122,078)          (50,577)             (11,690)
        Equity investments                                            (121,881)         (323,551)            (369,650)
       Net change in short-term investments                           (361,248)          143,397             (136,798)
       Acquisitions, net of cash acquired                                 -                 -                (128,636)
       Other, net                                                       64,504          (124,944)              96,155
                                                                 ----------------  ------------------   ----------------
     Net cash (used in) provided by investing activities              (412,976)           61,664             (514,652)
                                                                 ----------------  ------------------   ----------------







                                                                                                          (Continued)

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In Thousands)




                                                                                            Year Ended December 31,
                                                                            --------------------------------------------------------
                                                                                  2005                2004                2003
                                                                            -----------------   -----------------   ----------------
     FINANCING ACTIVITIES:
       Contract deposits                                                  $    1,166,502      $      668,381      $       479,257
       Contract withdrawals                                                   (1,195,166)           (964,759)            (659,603)
       Change in due to parent and affiliates                                     60,426             (52,784)              (2,066)
       Change in bank overdrafts                                                   7,034             (63,148)              32,068
       Dividends paid                                                           (221,358)           (163,230)             (75,711)
       Net commercial paper borrowings (repayments)                                   20              (1,388)                (213)
       Net repurchase agreements borrowings                                      192,658             173,532               66,515
                                                                            -----------------   -----------------   ----------------
     Net cash provided by (used in) financing activities                          10,116            (403,396)            (159,753)
                                                                            -----------------   -----------------   ----------------

     Net decrease in cash                                                        (52,615)            (40,760)              (3,322)
     Cash, beginning of year                                                     110,518             151,278              154,600
                                                                            -----------------   -----------------   ----------------

     Cash, end of year                                                    $       57,903      $      110,518      $       151,278
                                                                            =================   =================   ================

     Supplemental disclosures of cash flow information:

       Cash paid during the year for:
        Income taxes                                                      $       93,608      $      147,287      $       144,273
        Interest                                                                  17,553              15,220               16,155


       Non-cash investing and financing transactions during the year:
         Assets acquired from acquisitions, net of cash                   $           -       $          -        $     3,658,111
         Assets transferred from The Canada Life Assurance   Company
          (See Note 3)                                                            634,811                -              3,037,684
         Recapture of reinsurance assets by The Canada Life Assurance
          Company (See note 3)                                                        -              (196,781)               -
         Fair value of asset acquired in settlement of fixed
            maturity investment                                                     4,659                -                   -






     See notes to consolidated financial statements.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization - Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the "Company") is a direct wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. ("Lifeco"). The Company offers a wide range of life insurance, health insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

       Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefits plans and taxes on income. Actual results could differ from those estimates.

       The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company employs the equity method of accounting for investments in which it has more than a minor equity interest or more than minor influence over the entity's operations, but does not have a controlling interest. The Company employs the cost method of accounting for investments in which it has a minor equity interest and virtually no influence over the entity's operations. All material intercompany transactions and balances have been eliminated in consolidation.

       Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements and related notes to conform to the 2005 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

       Investments - Investments are reported as follows:

        1. The Company has classified its fixed maturity investments as available-for-sale and carries them at fair value with the net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder's equity section of its consolidated balance sheets. Net unrealized gains and losses related to participating contract policies are recorded as undistributed earnings on participating business.

              Premiums and discounts are recognized as a component of net investment income using the scientific interest method. Realized gains and losses and declines in value determined to be other-than-temporary are included in net realized gains on investments.

       2. Mortgage loans on real estate are carried at their unpaid balances adjusted for any unamortized premiums or discounts and any uncollectible accounts. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to net investment income using the scientific interest method. Accrual of interest is discontinued on any impaired loans where collection of interest is doubtful.

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

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       3. Equity investments are carried at fair value with net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder's equity section of the Company's consolidated balance sheets. The Company classifies its equity investments not accounted for under the equity method of accounting as available-for-sale. The Company uses the equity method of accounting for investments in which it has more than a minority interest and has influence in the entity's operating and financial policies, but does not have a controlling interest. Realized gains and losses and declines in value, determined to be other-than-temporary, are included in net realized gains on investments.

       4.     Policy loans are carried at their unpaid balances.

       5. Short-term investments include securities purchased with initial maturities of one year or less and are carried at fair value. The Company considers short-term investments to be available-for-sale.

       6. Gains and losses realized on disposal of investments are determined on a specific identification basis.

7. From time to time, the Company may employ a trading strategy that involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price. Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return. The difference between the sales price and the future repurchase price is recorded as an adjustment to interest income. During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold. Losses may arise from changes in the value of the securities or if the counterparty files for bankruptcy or becomes insolvent. In such cases, the Company's right to repurchase the security may be restricted. Amounts owed to brokers under these arrangements are included in repurchase agreements in the accompanying consolidated balance sheets. The liability is collateralized by securities with approximately the same value.

       8. The Company receives collateral for lending securities that are held as part of its investment portfolio. The Company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. The Company's securitized lending transactions are accounted for as collateralized borrowings.

       Derivative financial instruments - All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheets at fair value. Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into. If the derivative is designated as a fair value hedge, the changes in its fair value and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income on the Company's consolidated balance sheets and are recognized in the consolidated income statements when the hedged item affects earnings. Changes in the fair value of derivatives not qualifying for hedge accounting and the ineffective portion of cash flow hedges are recognized in net investment income in the period of the change.

       Cash - Cash includes only amounts in demand deposit accounts.

       Bank overdrafts - The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to banks for payment frequently result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2005 and 2004, this liability was $142,325 and $135,291, respectively.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Internal use software - Capitalized internal use software development costs, net of accumulated depreciation, in the amounts of $86,766 and $74,021 are included in other assets at December 31, 2005 and 2004, respectively. The Company capitalized $26,873, $21,484 and $27,882 of internal use software development costs during the years ended December 31, 2005, 2004 and 2003, respectively.

       Deferred policy acquisition costs - Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs, which is reflected in operating expenses, was $47,496, $40,536 and $36,283 during the years ended December 31, 2005, 2004 and 2003, respectively.

       Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets. The Company's separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the Company's consolidated statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges. The Company's separate accounts include mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. During the year ended December 31, 2005, these purchases totaled $363,440. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $318,907 at December 31, 2005 to avoid the overstatement of assets and liabilities in its consolidated balance sheet at that date.

       Life insurance and annuity reserves - Life insurance and annuity policy reserves with life contingencies in the amounts of $12,421,030 and $12,115,519 at December 31, 2005 and 2004, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies in the amounts of $5,727,506 and $4,831,428 at December 31, 2005 and 2004,
       respectively, are established at the contract holder's account value.

       Reinsurance - Policy reserves and policy and contract claims ceded to other insurance companies are carried as a reinsurance receivable in the accompanying consolidated balance sheets. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

       Policy and contract claims - Policy and contract claims include provisions for claims incurred but not reported and claims in the process of settlement. The provision for claims incurred but not reported is valued based primarily on the Company's prior experience. The claims in the process of settlement are valued in accordance with the terms of the related policies and contracts.

       Participating fund account - The Company sells participating policies in which the policyholder shares in the Company's participating earnings through policyholder dividends that reflect the difference between the premium charged and the actual experience. The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Participating life and annuity policy reserves are $6,607,453 and $6,290,994 at December 31, 2005 and 2004, respectively. Participating business approximates 30.5%, 29.2% and 34.3% of the Company's individual life insurance in-force and 42.0%, 74.3% and 66.4% of individual life insurance premium income at December 31, 2005, 2004 and 2003, respectively.

       The Company has established a Participating Policyholder Experience Account ("PPEA") for the benefit of all participating policyholders, which is included in the accompanying consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general account assets.

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

       Recognition of premium and fee income and benefits and expenses - Life insurance premiums are recognized when due. Annuity contract premiums with life contingencies are recognized as received. Accident and health insurance premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured health insurance business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for policy reserves. The average crediting rate on annuity products was approximately 4.0%, 4.3%, and 5.2%, during the years ended December 31, 2005, 2004 and 2003, respectively.

       Income taxes - Income taxes are recorded using the asset and liability method of recognition in which the recognition of deferred tax assets and liabilities for expected future tax consequences of events have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

       Stock options - Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the "Plan") that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. The Company accounts for stock options granted under the plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. No stock-based employee compensation cost is reflected in net income in the accompanying consolidated financial statements, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following table illustrates the effect on consolidated net income during the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as revised by Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"), to stock-based employee compensation. See "Application of recent accounting pronouncements" below regarding changes to the accounting for stock options that the Company implemented on January 1, 2006.


                                                                           Year Ended December 31,
                                                            ------------------------------------------------------
                                                                  2005               2004               2003
                                                             ---------------    ---------------    ---------------
       Net income, as reported                            $      371,555     $      326,420     $       318,021
       Less, compensation expense for the fair value
          of stock options, net of related tax effects            (3,061)            (3,352)             (3,105)
                                                             ---------------    ---------------    ---------------
       Proforma net income                                $      368,494     $     323,068      $       314,916
                                                             ===============    ===============    ===============

       Regulatory requirements - In accordance with the requirements of the Colorado Division of Insurance, the Company must demonstrate that it maintains adequate capital. At December 31, 2005 and 2004, the Company was in compliance with the requirement (See Note 9).

       In accordance with the requirements of the regulatory authorities in the states in which the Company conducts its business, it is required to maintain deposits with those authorities for the purpose of security to policy and contract holders. The Company generally fulfills this requirement with the deposit of United States government obligations.

       Application of recent accounting pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No.25"). SFAS No. 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected to only disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. Upon adoption, the Company recorded an increase to additional paid-in capital and a deferred tax asset in the amount of $21,305 and it does not expect the adoption of SFAS No. 123R to have a material effect on results of operations.

       In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and amends Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," Statement of Financial Accounting Standards No. 124 "Accounting for Certain Investments Held by Not-for-Profit Organizations" and Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company's consolidated financial position or results of its operations.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


2.     ACQUISITIONS

       On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation ("Canada Life"). Canada Life is a Canadian based holding company that is the owner of insurance companies with businesses principally in Canada, the United Kingdom, the United States and Ireland. On December 31, 2003 Canada Life sold two direct wholly-owned subsidiaries, Canada Life Insurance Company of New York ("CLINY") and Canada Life Insurance Company of America ("CLICA") to the Company for cash in the amount of $235,000. These acquisitions have been accounted for as a "reorganization of businesses under common control" and, accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco's cost basis, and the results of operations of CLICA and CLINY subsequent to July 10, 2003 are included in the Company's consolidated statements of income. CLINY and CLICA sell individual and group insurance and annuity products in the United States. Since the time of its acquisition by Lifeco, the marketing and sale of Canada Life's insurance and annuity businesses in the United States, including that of the Company, have ceased.

       The Company's statements of income include the following related to CLICA and CLINY for the period from July 10 to December 31, 2003:

                                              Period July 10, 2003
                                              to December 31, 2003
                                            --------------------------
       Total revenues                     $            105,868
                                            --------------------------
       Benefits                                         92,193
       Operating expenses                                9,385
                                            --------------------------
        Total benefits and expenses                    101,578
                                            --------------------------
       Income from operations                            4,290
       Income taxes                                      1,501
                                            --------------------------
       Net income                         $              2,789
                                            ==========================

       On December 31, 2005, CLINY was merged with First Great-West Life & Annuity Insurance Company, another wholly-owned subsidiary of the Company. Upon completion of the merger, CLINY's name was changed to First Great-West Life & Annuity Insurance Company.

3.     RELATED-PARTY TRANSACTIONS

       The Company performs administrative services for the United States operations of The Great-West Life Assurance Company ("GWL"), a wholly-owned subsidiary of Lifeco and investment services for London Reinsurance Group, an indirect subsidiary of GWL. Beginning in 2003, the Company began providing administrative and operational services for the United States operations of Canada Life. The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements. These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred (including a profit charge) and resources expended based upon the number of policies, certificates in-force and/or administered assets.

                                                                                   Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                          2005              2004                2003
                                                                     ---------------    --------------     ---------------
      Investment management revenue included
        in net investment income                                  $       7,377      $      6,304       $       3,355
       Administrative and underwriting expense
        reimbursement included in operating expenses                      1,367             1,820               1,859
                                                                     ---------------    --------------     ---------------
      Total                                                       $       8,744      $      8,124       $       5,214
                                                                     ===============    ==============     ===============


       At December 31, 2005 and 2004, due from parent and affiliates includes $13,625 and $55,915, respectively, due on demand from GWLA Financial and $13,021 and $11,051, respectively, due on demand from Canada Life Assurance Company.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       At December 31, 2005 and 2004, due to parent and affiliates includes a note payable and accrued interest to GWL&A Financial in the amount of $195,873 and $195,843 respectively, a note payable and accrued interest to GWL in the amount of $25,338 at each date, and amounts due on demand to GWL of $19,718 and $0, respectively.

       The note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,174 and $194,164 at December 31, 2005 and 2004, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14. The surplus note matures on November 14, 2034. On December 16, 2004, the Company used the proceeds from the issuance of the surplus note to redeem its $175,000 subordinated note payable to GWL&A Financial and for general corporate purposes. Payments of principal and interest under the surplus note shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law. Payments of principal and interest on the surplus note are payable only if at the time of such payment and after giving effect to the making thereof, the Company's surplus would not fall below two and one half times the authorized control level as required by the most recent risk-based capital calculations.

       The note payable to GWL matures on October 1, 2006 and bears interest at the rate of 5.4% per annum. The holder may not demand payment before the maturity date.

       Interest expense attributable to these related party obligations was $14,396, $15,189 and $14,345 for the years ended December 31, 2005, 2004 and 2003, respectively.

       On August 31, 2003, the Company and The Canada Life Assurance Company ("CLAC"), a wholly owned subsidiary of Canada Life, entered into an indemnity reinsurance agreement pursuant to which the Company assumed 80% (45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC. As a result of the transaction, the Company recorded $1,426,362 in both premium income and increase in reserves.

       On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original indemnity reinsurance agreement dated August 31, 2003. As a result of this transaction, the Company recorded an income statement impact in the amount of $256,318 of negative premium income and change in reserves. The Company recorded, at fair value, the following at February 29, 2004 as a result of this transaction:


       Assets                                                       Liabilities and Stockholder's Equity
       -----------------------------------------------------------  ------------------------------------------------------
       Cash                              $         (126,105)        Policy reserves             $         (286,149)
       Reinsurance receivable                      (152,077)        Policy and contract claims             (32,755)
       Deferred ceding commission                   (29,831)        Policyholders' funds                    (3,982)
       Premiums in course of
         collection                                 (14,873)
                                            ----------------------                                 -----------------------
                                         $         (322,886)                                    $         (322,886)
                                            ======================                                 =======================

       During the third quarter of 2004, the deferred ceding commission asset and certain policy reserve liabilities acquired as part of this reinsurance transaction were both decreased by $157,000 based on the Company's final analysis of the policy reserves it acquired. CLAC had not previously computed policy liabilities under GAAP, which required the Company to estimate the amount of liabilities assumed, which was $3,037,684 at September 1, 2003. These adjustments did not have a material effect on the Company's consolidated financial position or the results of its operations.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The reinsurance receivable relates to the amount due to the Company for reserves ceded by coinsurance with funds withheld. The Company's return on this reinsurance receivable is the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of CLAC's United States branch. Pursuant to an interpretation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, the Company has identified an embedded derivative for its exposure to interest rate and credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting, it was marked to market resulting in the Company's net income decreasing by $8,454 and $5,282, net of policyholder related amounts and deferred taxes, during the years ended December 31, 2005 and 2004, respectively.

       Effective April 1, 2005, the Company and CLAC amended the indemnity reinsurance agreement to allow for periodic transfers of funds withheld assets. Under the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007. During 2005, CLAC transferred $538,123 of assets to the Company as follows:


       Assets (In thousands)                                             Liabilities and Stockholder's Equity
       ----------------------------------------------------------------  -------------------------------------------------
       Fixed maturities                           $         414,623                                   $          -
       Mortgages                                             49,218
       Investment income due and accrued                      4,282
       Cash                                                  70,000
       Reinsurance receivable                              (538,123)
                                                     ------------------                                   ----------------
                                                  $            -                                      $          -
                                                     ==================                                   ================

       As a result of these transfers, the reinsured 80% of the life, health and annuity business is currently 59% coinsurance and 21% coinsurance with funds withheld.

       On December 31, 2005, a wholly-owned subsidiary of the Company and CLAC entered into a reinsurance agreement on a coinsurance with funds withheld basis pursuant to which the Company assumed a certain specific in-force block of term life insurance of CLAC. The Company recorded $166,688 in both premium income and increase in reserves associated with these policies.

       The Company recorded, at fair value, the following at December 31, 2005 as a result of this transaction:

       Assets                                                            Liabilities and Stockholder's Equity
       ----------------------------------------------------------------  -------------------------------------------------
       Reinsurance receivable                      $     166,688         Policy reserves                $     166,688
                                                     ------------------                                   ----------------
                                                   $     166,688                                        $     166,688
                                                     ==================                                   ================

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


4.     SUMMARY OF INVESTMENTS

       The following table summarizes fixed maturities and equity securities available-for-sale at December 31, 2005:



                                                                          December 31, 2005
                                       ----------------------------------------------------------------------------------------
                                                             Gross             Gross             Estimated
                                         Amortized        Unrealized         Unrealized             Fair           Carrying
           Fixed Maturities:               Cost              Gains             Losses              Value             Value
      ----------------------------     --------------    --------------    ---------------      -------------    --------------
      U.S. government direct
        obligations and U.S.
        agencies                   $      3,366,237   $        30,488   $        28,638      $      3,368,087 $     3,368,087

      Obligations of U.S.
        states and their
        subdivisions                      1,279,318            35,117            12,202             1,302,233       1,302,233
      Foreign government                     21,402                                 193                21,349          21,349
                                                                 140
      Corporate debt securities           5,461,994           114,375            87,027             5,489,342       5,489,342
      Mortgage-backed and
        asset-backed securities           3,607,104            32,626            53,324             3,586,406       3,586,406
                                       --------------    --------------    ---------------      -------------    --------------
      Total fixed maturities       $     13,736,055   $       212,746    $      181,384       $    13,767,417 $    13,767,417
                                       ==============    ==============    ===============      =============    ==============

      Total equity investments     $        518,614   $        10,208   $         4,610      $        524,212 $       524,212
                                       ==============    ==============    ===============      =============    ==============

       The following table summarizes fixed maturities and equity securities available-for-sale at December 31, 2004:


                                                                          December 31, 2004
                                       ----------------------------------------------------------------------------------------
                                                            Gross              Gross            Estimated
                                         Amortized        Unrealized         Unrealized            Fair            Carrying
          Fixed Maturities:                Cost             Gains              Losses             Value              Value
     -----------------------------     --------------    -------------     ---------------     -------------     --------------
      U.S. Government direct
       obligations and U.S.
       agencies                     $     3,107,235   $      55,242     $        8,687      $      3,153,790  $     3,153,790
     Obligations of U.S.
       states and their
       subdivisions                       1,197,912          61,951              4,930             1,254,933        1,254,933
     Foreign government                      15,759             276                218                15,817           15,817
     Corporate debt securities            5,257,308         203,603             38,163             5,422,748         5,422,748
      Mortgage-backed and
       asset-backed securities            3,332,857          65,994             21,634             3,377,217        3,377,217
                                       --------------    -------------     ---------------     -------------     --------------
     Total fixed maturities         $    12,911,071   $     387,066     $       73,632      $     13,224,505  $    13,224,505
                                       ==============    =============     ===============     =============     ==============

     Total equity investments       $       591,474   $      47,015     $        1,055      $        637,434  $       637,434
                                       ==============    =============     ===============     =============     ==============

       See Note 5 for additional information on policies regarding estimated fair value of fixed maturities.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The amortized cost and estimated fair value of fixed maturity investments at December 31, 2005, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                        December 31, 2005
                                                                         -------------------------------------------------
                                                                               Amortized                  Estimated
                                                                                  Cost                   Fair Value
                                                                         -----------------------    ----------------------
       Due in one year or less                                       $             932,118       $            943,663
       Due after one year through five years                                     3,131,675                  3,134,823
       Due after five years through ten years                                    1,679,671                  1,701,358
       Due after ten years                                                       1,761,878                  1,782,991
       Mortgage-backed and asset-backed securities                               6,230,713                  6,204,582
                                                                         -----------------------    ----------------------
                                                                     $          13,736,055       $         13,767,417
                                                                         =======================    ======================



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

       The following table summarizes information regarding the sales of fixed maturities for the years ended December 31, 2005, 2004 and 2003:



                                                                                  Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                       2005                 2004                2003
                                                                  ----------------      --------------     ---------------
       Proceeds from sales                                           12,977,396      $    6,150,160    $      7,852,152
       Gross realized gains from sales                                   33,629             103,892              72,815
       Gross realized losses from sales                                 (40,800)            (59,930)            (43,214)

       Derivative financial instruments - The Company makes limited use of derivative financial instruments to manage interest rate, market credit and foreign exchange risk associated with its invested assets. Derivatives are not used for speculative purposes.

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

       The Company's use of derivatives treated as fair value hedges has been nominal during the last three years. The ineffective portions of hedges had no material impact on net income during the years ended December 31, 2005, 2004 and 2003.

       Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa. Interest rate caps are interest rate protection instruments that require the payment by a counter party to the Company of an interest rate differential only if interest rates rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments as well as to adjust the duration of the overall investment portfolio.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Hedge ineffectiveness in the amount of $567 was recorded as an increase to net investment income during the year ended December 31, 2005 and $3,534 and $125 were recorded as decreases to net investment income during the years ended December 31, 2004 and 2003, respectively.

       Unrealized derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the time interest income is recognized. Derivative gains in the amounts of $1,311, $975 and $1,024 were reclassified to net investment income during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company estimates that $1,031 of net derivative gains included in other comprehensive income will be reclassified into net investment income within the next twelve months.

       Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses U.S. Treasury futures contracts. The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio.

       The Company also uses derivatives to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These securities, called replication synthetic asset transactions, are a combination of a derivative and a cash security to synthetically create a third replicated security. As of December 31, 2004, the Company had one such security that has been created through the combination of a credit default swap and a U.S. Government Agency security. This security was sold prior to December 31, 2005.

       The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at its fair value.

       Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. As such, periodic changes in the market value of these instruments are recorded in net investment income. During the year ended December 31, 2005, a decrease in the amount of $793 was recognized in net investment income from market value changes of derivatives not receiving hedge accounting treatment, while increases to net investment income in the amounts of $4,043 and $1,007 were recognized during the years ended December 31, 2004 and 2003, respectively. These amounts exclude the impact of the embedded derivative discussed in Note 3.

                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following tables summarize derivative financial instruments at December 31, 2005 and 2004:


                                                                         December 31, 2005
                                           -------------------------------------------------------------------------------
                                              Notional
                                               Amount                Strike / Swap Rate                   Maturity
                                           ---------------    ---------------------------------    -----------------------
                                                                                                       January 2006 -
      Interest rate swaps               $       360,013                2.72% - 6.54%                   February 2045

                                                                                                        July 2006 -
      Credit default swaps                      102,952                     N/A                        November 2007

      Foreign currency                                                                                  July 2006 -
       exchange contracts                        19,000                     N/A                        November 2006

      Options:
       Calls                                     22,000                   Various                      February 2006

      Futures:
       Ten year U.S. Treasury:
         Long position                            2,100                     N/A                          March 2006
       Five year U.S. Treasury:
         Long position                           23,500                     N/A                          March 2006
         Short position                          16,000                     N/A                          March 2006

      Total return swap:
         Receivable for coinsurance
         with funds withheld                    510,295                   Variable                     Indeterminable


                                                                        December 31, 2004
                                          -------------------------------------------------------------------------------
                                            Notional
                                             Amount                Strike / Swap Rate                    Maturity
                                          --------------     --------------------------------     -----------------------

      Interest rate caps               $       300,000                   11.65%                        January 2005

                                                                                                     February 2006 -
      Interest rate swaps                      221,264                2.40% - 5.20%                     March 2031

                                                                                                      October 2005 -
      Credit default swaps                     145,085                     N/A                        November 2007

      Foreign currency                                                                                 June 2005 -
       exchange contracts                       27,585                     N/A                        November 2006
       Options:
        Calls                                   22,000                  Various                      February 2006

      Futures:
       Thirty year U.S. Treasury:
          Long position                         33,300                     N/A                          March 2005
          Short position                        15,000                     N/A                          March 2005
       Ten year U.S. Treasury:
          Long position                         18,600                     N/A                          March 2005
          Short position                        36,400                     N/A                          March 2005
       Five year U.S. Treasury:
          Long position                        113,000                     N/A                          March 2005
          Short position                         3,000                     N/A                          March 2005

      Total return swap:
         Receivable for coinsurance
         with funds withheld                 1,087,416                  Variable                      Indeterminable


                   GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)

       Mortgage loans - The following table summarizes information with respect to impaired mortgage loans at December 31, 2005 and 2004:


                                                                                                 December 31,
                                                                                      ------------------------------------
                                                                                           2005                2004
                                                                                      ---------------     ----------------
      Loans, net of related allowance for credit losses of
        $6,213 and $13,000                                                         $       4,906       $       8,700
      Loans with no related allowance for credit losses                                     -                  5,560
      Average balance of impaired loans during the year                                   14,096               25,049
      Interest income recognized while impaired                                             750                 890
      Interest income received and recorded while impaired
        using the cash basis method of recognition                                          702                1,029

       As part of its active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $18,283 and $18,881 at December 31, 2005 and 2004, respectively.

       The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2005, 2004 and 2003:


                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                2004                2003
                                                                   ----------------    ---------------     ---------------
      Balance, January 1                                        $       30,339      $      31,889       $       55,654
      Release of provision                                              (8,000)             (3,192)             (9,817)
      Amounts written off, net of recoveries                            (6,678)               (304)            (15,766)
      Recoveries                                                            -                1,946               1,818
                                                                   ----------------    ---------------     ---------------
      Balance, December 31                                      $       15,661      $       30,339      $       31,889
                                                                   ================    ===============     ===============

       The changes to the allowance for mortgage loan credit losses are recorded in net realized gains on investments.

       Equity investments -The carrying value of the Company's equity investments was $524,212 and $637,434 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had investments in the amounts of $132,233 and $199,162, respectively, in an exchange-traded fund, which invests in corporate debt securities. Upon redemption of the fund, the Company has the option of receiving the underlying debt securities or the redemption value of the investment.

       At December 31, 2005 and 2004, the Company had $374,295 and $360,377, respectively, invested in limited partnerships and limited liability corporations. The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2005 and 2004 were $33,648 and $85,867, respectively.

       Securities pledged, restricted assets and special deposits - The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities sold under agreements to repurchase, futures contracts and state regulatory deposits.

       The Company had securities on deposit with governmental authorities as required by certain insurance laws with carrying values in the amounts of $63,688 and $60,353 at December 31, 2005 and 2004, respectively.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The Company participates in a securities lending program whereby securities, which are included in invested assets in the accompanying consolidated balance sheets, are loaned to third parties. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost in the amounts of $138,530 and $336,949 and estimated fair values in the amounts of $139,146 and $340,755 were on loan under the program at December 31, 2005 and 2004, respectively. The Company was liable for collateral under its control in the amounts of $145,193 and $349,913 at December 31, 2005 and 2004, respectively.

       Additionally, the fair value of margin deposits related to futures contracts was approximately $2,313 and $4,310 at December 31, 2005 and 2004, respectively.

       Impairment of fixed maturities and equity investments - The Company classifies all of its fixed maturities and equity investments as available-for-sale and marks them to market with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in other comprehensive income in the stockholder's equity section in the accompanying consolidated balance sheets. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company's process for identifying other-than-temporary impairments.

       The Company writes securities down to their fair values when it deems a security to be other-than-temporarily impaired. A realized loss is recorded in the period the securities are deemed to be so impaired, and adjusts the cost basis of the securities accordingly. The Company does not adjust the revised cost basis for subsequent recoveries in value.

       The assessment of whether an other-than-temporary impairment has occurred is based upon management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations and future earnings potential of the issuer.

       Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

        o    Fair value is significantly below cost.
        o The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
        o The decline in fair value has existed for an extended period of time.
        o    A debt security has been downgraded by a rating agency.
        o    The financial condition of the issuer has deteriorated.
        o Dividends have been reduced/eliminated or scheduled interest payments have not been made.

       While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

       The Company's portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even for periods exceeding one year.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following tables summarize unrealized investment losses by class of investment at December 31, 2005 and 2004. The Company considers these investments to be only temporarily impaired.



                                                                          December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                     Less than twelve months           Twelve months or longer                     Total
                                 --------------------------------   -------------------------------     ----------------------------
                                  Estimated         Unrealized        Estimated        Unrealized        Estimated       Unrealized
        Fixed Maturities:         Fair value           Loss          Fair value           Loss          Fair value          Loss
    --------------------------   -------------     -------------    --------------    -------------     ------------    ------------
     U.S. Government
      direct obligations
      and U.S. agencies       $     1,332,248   $      20,663    $       327,392   $       7,975     $    1,659,640  $       28,638
    Obligations of U.S.
      states and their
      subdivisions                    355,708           4,876            190,828           7,326            546,536          12,202
    Foreign governments                10,997              56              2,863             137             13,860             193
    Corporate debt
      securities                    1,899,246          45,172            903,183          41,855          2,802,429          87,027
    Mortgage-backed
      and asset-backed
      securities                    1,590,209          26,855            714,946          26,469          2,305,155          53,324
                                 -------------     -------------    --------------    -------------     ------------    ------------
    Total fixed maturities          5,188,408   $      97,622    $     2,139,212   $      83,762     $    7,327,620  $      181,384
                                 =============     =============    ==============    =============     ============    ============
    Total equity
    investments                $       129,081  $       4,449    $        3,414   $         161      $      132,495   $       4,610
                                  ============     ============     =============    =============    =============    =============

                                                                          December 31, 2004
                                  --------------------------------------------------------------------------------------------------
                                     Less than twelve months           Twelve months or longer                    Total
                                  ------------------------------    ------------------------------    ------------------------------
                                   Estimated        Unrealized        Estimated       Unrealized       Estimated        Unrealized
        Fixed Maturities:         Fair value           Loss          Fair value          Loss          Fair value          Loss
    --------------------------    ------------     -------------    --------------   -------------    -------------    -------------
     U.S. Government
      direct obligations
      and U.S. agencies        $       850,994  $       4,000    $       220,214          4,687    $    1,071,208   $        8,687
    Obligations of U.S.
      states and their
      subdivisions                     160,000          2,256            107,556          2,674           267,556            4,930
    Foreign governments                 59,208            193              8,525             25            67,733              218
    Corporate debt
      securities                       648,979         11,298            600,119         26,865         1,249,098           38,163
    Mortgage-backed
      and asset-backed
      securities                       555,898          7,605            283,131         14,029           839,029           21,634
                                  ------------     -------------    --------------   -------------    -------------    -------------
    Total fixed maturities     $     2,275,079  $      25,352    $     1,219,545         48,280    $    3,494,624   $       73,632
                                  ============     =============    ==============   =============    =============    =============
    Total equity
    investments                $       109,411  $         652   $            867            403    $      110,278   $        1,055
                                  =============    ============    ===============   =============    =============    =============


       Fixed maturities - At December 31, 2005 and 2004, there were 1,134 and 480 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $5,188,408 and $2,275,079, respectively, and unrealized losses in the amounts of $97,622 and $25,352, respectively. At December 31, 2005 and 2004, less than 2% of these securities were rated non-investment grade. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       At December 31, 2005 and 2004, there were 641 and 410 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $2,139,212 and $1,219,545, respectively, and unrealized losses in the amounts of $83,762 and $48,280, respectively.

       For the years ended December 31, 2005 and 2004, the Company recorded other-than-temporary impairments in the fair value of its available-for-sale investments in the amounts of $12,958 and $13,167, respectively.

       The Company has fixed maturity securities with fair values in the amounts of $13,312 and $19,518 that have been non-income producing for the twelve months preceding December 31, 2005 and 2004, respectively.

       U.S. Government direct obligations and U.S. agencies, obligations of U.S. states and their subdivisions and foreign governments - The unrealized losses on the Company's investments in U.S. Government direct obligations and U.S. agencies, obligations of U.S. States and their subdivisions, and foreign governments as of December 31, 2005 and 2004 were caused by market interest rate increases since the securities were acquired. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. All of these investments are rated A and above. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

       Mortgage-backed and asset-backed securities - Six issues have been in a continuous loss position for twelve months or longer with a fair value of $40,129 and a loss of $2,948 due to decrease in credit quality. Five of these six issues have manufactured housing collateral. The Company recognized other-than-temporary impairment of $4,001 on three of these securities during the year ended December 31, 2005. While the Company is in an unrealized loss position on these securities, payments continue to be made under their original terms and the Company believes the collateral is sufficient to repay remaining outstanding principal. All remaining losses in both categories are related to market interest rate increases since the purchase of the securities. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

       Corporate debt securities - In the automobile related industry, 12 securities have been in a loss position for less than twelve months with losses of $10,847. One security has been in a loss position for twelve months or longer with a loss of $1,946. There were 2 automobile industry securities upon which $7,992 of impairment write-downs were recognized during the year ended December 31, 2005. Based on the Company's analysis of the liquidity of the issuers of these investments, the Company considers the remaining principal to be fully recoverable under the contractual terms of the investments.

       In the airline industry, there were no securities in a loss position for less than twelve months. Twenty issues were in a loss position for twelve months or longer with losses of $1,829. There were 8 airline industry securities upon which $363 of impairment write-downs were recognized during the year ended December 31, 2005. Based on current and anticipated debt restructure agreements on these investments, the Company considers the remaining principal to be fully recoverable.

       The telephone and telecommunications industry has 25 securities with unrealized losses of $3,384 for less than twelve months and $3,798 for twelve months or longer. In the electric/utilities industry, there were 38 securities in a loss position for less than twelve months with an unrealized loss of $8,911. There were 40 securities in a loss position for twelve months or longer with an unrealized loss of $5,427. Less than $750 of the unrealized losses in these industries were related to a decrease in credit quality. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The remaining unrealized losses on the Company's investments in corporate debt securities in both categories are not concentrated in any one industry. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

       Equity investments - At December 31, 2005 and 2004, the Company had unrealized losses on equity investments in the amounts of $4,610 and $1,055, respectively. The increase in unrealized loss is primarily a result of the decline in market value of an exchange-traded bond fund whose value fluctuates with interest rates. Of the total unrealized loss of $4,610, $4,449 has been in a loss position for less than twelve months. At December 31, 2005, the Company has no information indicating that any of these investments are other-than-temporarily impaired.

5.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table summarizes the carrying amount and estimated fair value of the Company's financial instruments at December 31, 2005 and 2004:


                                                             December 31,                          December 31,
                                                  -----------------------------------    ----------------------------------
                                                                 2005                                  2004
                                                  -----------------------------------    ----------------------------------
                                                     Carrying           Estimated           Carrying          Estimated
                                                      Amount            Fair Value           Amount           Fair Value
                                                  ---------------     ---------------    ---------------    ---------------
      ASSETS:
       Fixed maturities and
        short-term investments                 $     14,837,466    $     14,837,466   $     13,933,306   $     13,933,306
       Equity investments                               524,212             524,212            637,434            637,434
       Mortgage loans on
        real estate                                   1,460,559           1,471,642          1,543,507          1,511,437
       Policy loans                                   3,715,888           3,715,888          3,548,225          3,548,225
       Derivatives                                        4,695               4,695              4,100              4,100
       Reinsurance receivable                           911,121             911,121          1,333,349          1,333,349

      LIABILITIES:
       Annuity contract reserves
        without life contingencies                    5,727,506           5,725,027          4,831,428          4,833,755
       Policyholders' funds                             348,937             348,937            327,409            327,409
       Due to parent and affiliates                     240,929             241,064            220,823            221,674
       Commercial paper                                  95,064              95,064             95,044             95,044
       Derivatives                                       12,789              12,789             13,563             13,563
       Repurchase agreements                            755,905             755,905            563,247            563,247

       The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company's financial instruments.

       The estimated fair value of fixed maturities and equity investments that are publicly traded are obtained from an independent pricing service. To determine fair value of fixed maturity and equity investments that are not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Mortgage loan fair value estimates are generally based on discounted cash flows. A discount rate "matrix" is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage's remaining term and credit quality. The rates selected for inclusion in the discount rate "matrix" reflect rates that the Company would quote if placing loans representative in size and quality to those currently in its portfolio.

       Policy loans accrue interest at variable rates with no fixed maturity dates; therefore, estimated fair value approximates carrying value.

       The estimated fair value and carrying amount of reinsurance receivables at December 31, 2005 and 2004 includes $(34,063) and $13,372, respectively, representing the estimated fair value of the embedded derivative associated with the Company's reinsurance receivable under its coinsurance with funds withheld agreement with the United States branch of CLAC (See Note 3). Valuation of the derivative is based upon the estimated fair value of the segregated pool of assets from which the Company derives its return on the reinsurance receivable.

       The estimated fair value of annuity contract reserves without life contingencies is estimated by discounting the cash flows to maturity of the contracts utilizing current interest crediting rates for similar products.

       The estimated fair value of policyholders' funds is the same as the carrying amount since the Company can change the interest crediting rates with 30 days notice.

       The estimated fair value of the notes payable to GWL&A Financial and GWL is based upon discounted cash flows at current market rates on high quality investments.

       The carrying value of repurchase agreements and commercial paper is a reasonable estimate of fair value due to the short-term nature of these liabilities.

       Included in other assets at December 31, 2005 and 2004, are derivative financial instruments in the amounts of $4,695 and $4,100 respectively. Included in other liabilities at December 31, 2005 and 2004, are derivative financial instruments in the amounts of $12,789 and $13,563, respectively. The estimated fair value of over-the-counter derivatives, primarily consisting of interest rate swaps, which are held for other than trading purposes, is the estimated amount the Company would receive or pay to terminate the agreement at each year-end, taking into consideration current interest rates and other relevant factors.

6.     ALLOWANCES ON POLICYHOLDER RECEIVABLES

       Amounts receivable for uninsured accident and health insurance plan claims paid on behalf of customers and premiums in the course of collection are generally uncollateralized. Such receivables are from a large number of policyholders dispersed throughout the United States and throughout many industry groups.

       The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on amounts receivable related to uninsured accident and health insurance plan claims and premiums in course of collection. Management's judgment is based upon past loss experience and current and projected economic conditions.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Activity in the allowances for amounts receivable related to uninsured accident and health insurance plan claims paid on behalf of customers is as follows:


                                                                         2005               2004                2003
                                                                    ----------------    --------------     ---------------
      Balance, January 1                                         $        22,938     $       32,329     $        42,144
      Amounts acquired by reinsurance                                       (394)            (1,859)                  -
      Provisions charged (reversed) to operations                           (507)              (517)              1,460
      Amounts written off, net of recoveries                              (3,633)            (7,015)            (11,275)
                                                                    ----------------    --------------     ---------------
      Balance, December 31                                       $        18,404     $       22,938     $        32,329
                                                                    ================    ==============     ===============

       Activity in the allowances for premiums in course of collection is as follows:

                                                                         2005               2004                2003
                                                                    ----------------    --------------     ---------------
      Balance, January 1                                         $        7,751      $        9,768     $        12,011
      Amounts acquired by reinsurance                                       (97)               (300)                  -
      Provisions charged (reversed) to operations                        (1,559)                 17               1,889
      Amounts written off, net of recoveries                               (868)             (1,734)             (4,132)
                                                                    ----------------    --------------     ---------------
      Balance, December 31                                       $        5,227      $        7,751     $         9,768
                                                                    ================    ==============     ===============

7.     REINSURANCE

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

       Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2005 and 2004, the reinsurance receivables had carrying values in the amounts of $911,121 and $1,333,349, respectively. Included in these amounts are $654,965 and $1,072,940 at December 31, 2005 and 2004, respectively, associated with reinsurance agreements with related parties. There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2005 or 2004.

       In addition to the indemnity reinsurance agreement entered into with CLAC (See Note 3), the Great-West Healthcare division of the Company entered into a reinsurance agreement, effective January 1, 2003, with Allianz Risk Transfer (Bermuda) Limited ("Allianz") to cede 90% in 2003, 75% in 2004 and 40% in 2005 of direct written group health stop-loss and excess loss activity. This agreement was terminated on December 31, 2005.

       The following table summarizes life insurance in-force and total premium income at, and for the year ended, December 31, 2005:


                                                                                                               Percentage
                                                                                                                of Amount
                                     Written          Reinsurance        Reinsurance                             Assumed
                                     Direct              Ceded             Assumed               Net             to Net
                                 ----------------   ----------------    ---------------    ----------------   --------------
      Life insurance in-force:
       Individual              $   50,652,853     $    (12,886,784)   $   16,347,463     $    54,113,532         30.2%
       Group                       43,537,222                 (211)            -              43,537,011          0.0%
                                 ----------------   ----------------    ---------------    ----------------
           Total               $   94,190,075     $    (12,886,995)   $    16,347,463    $    97,650,543


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)

                                                                                                               Percentage
                                                                                                                of Amount
                                     Written          Reinsurance        Reinsurance                             Assumed
                                     Direct              Ceded             Assumed               Net             to Net
                                 ----------------   ----------------    ---------------    ----------------   --------------
      Premium income:
       Life insurance          $      392,489     $       (51,946)    $      357,134     $       697,677         51.2%
       Accident/health                555,506            (231,489)           197,113             521,130         37.8%
       Annuities                        4,677                (757)             2,409               6,329         38.1%
                                 ----------------   ----------------    ---------------    ----------------
           Total               $      952,672     $      (284,192)    $      556,656     $     1,225,136
                                 ================   ================    ===============    ================

       The following table summarizes life insurance in-force and life and accident/health premiums at, and for the year ended, December 31, 2004:


                                                                                                                Percentage
                                                                                                                 of Amount
                                     Written          Reinsurance         Reinsurance                             Assumed
                                     Direct              Ceded              Assumed              Net              to Net
                                 ----------------   ----------------    ----------------   ----------------    --------------
      Life insurance in-force
       Individual              $    50,946,388    $   (12,925,504)    $    14,080,477    $     52,101,361           27.0%
       Group                        48,101,396           (501,200)          1,142,649          48,742,845            2.3%
                                 ----------------   ----------------    ----------------   ----------------
           Total               $    99,047,784    $   (13,426,704)    $    15,223,126    $    100,844,206
                                 ================   ================    ================   ================

      Premium income:
       Life insurance          $       416,157    $       (54,610)    $       157,351    $       518,898            30.3%
       Accident/health                 628,257           (377,632)           (103,721)           146,904          (70.6)%
       Annuities                           745               (953)              5,474              5,266           103.9%
                                 ----------------   ----------------    ----------------   ----------------
           Total               $     1,045,159    $      (433,195)    $        59,104    $       671,068
                                 ================   ================    ================   ================

       The following table summarizes life insurance in-force and life and accident/health premiums at, and for the year ended, December 31, 2003:

                                                                                                               Percentage
                                                                                                                of Amount
                                     Written          Reinsurance        Reinsurance                             Assumed
                                     Direct              Ceded             Assumed               Net             to Net
                                 ----------------   ----------------    ---------------    ----------------   --------------
      Life insurance in-force:
       Individual              $    49,590,015    $    (16,483,477)   $    18,054,587    $    51,161,125         35.3%
       Group                        49,150,866             (18,941)        53,570,393        102,702,318         52.2%
                                 ----------------   ----------------    ---------------    ----------------
           Total               $    98,740,881    $    (16,502,418)   $    71,624,980    $   153,863,443
                                 ================   ================    ===============    ================

      Premium income:
       Life insurance          $       355,791    $        (44,118)   $     1,301,560    $     1,613,233         80.7%
       Accident/health                 678,516            (423,592)           321,996            576,920         55.8%
       Annuities                         4,800                (500)            58,444             62,744         93.1%
                                 ----------------   ----------------    ---------------    ----------------
           Total               $     1,039,107    $       (468,210)   $     1,682,000    $     2,252,897
                                 ================   ================    ===============    ================


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


8.     COMMERCIAL PAPER

       The Company has a commercial paper program that is partially supported by a $50,000 corporate credit facility. (See Note 17).

       The following table provides information regarding the Company's commercial paper program at December 31, 2005 and 2004:

                                                                                         December 31,
                                                                     ------------------------------------------------------
                                                                               2005                         2004
                                                                     --------------------------   --------------------------
      Commercial paper outstanding                                           $ 95,064                     $ 95,044
      Maturity range (days)                                                   10 - 86                      10 - 66
      Interest rate range                                                  3.99% - 4.48%                2.18% - 2.50%

9.     STOCKHOLDER'S EQUITY, DIVIDEND RESTRICTIONS AND OTHER MATTERS

       At December 31, 2005 and 2004, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date. In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2005 and 2004.

       The Company's net income (loss) and capital and surplus, as determined in accordance with statutory accounting principles and practices, for the years ended December 31, 2005, 2004 and 2003 are as follows:


                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                      2005                2004                 2003
                                                                 ----------------    ----------------     ----------------
                                                                   (Unaudited)
      Net income (loss)                                       $       391,631     $        402,341     $        (75,626)
      Capital and surplus                                           1,514,203            1,477,464            1,281,191

       Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. Dividends in the amounts of $221,358, $163,230 and $75,711, were paid on the Company's common stock during the years ended December 31, 2005, 2004 and 2003, respectively.

       The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. Unaudited statutory capital and surplus and net gain from operations at December 31, 2005 were $1,514,203 and $411,925, respectively. The Company should be able to pay up to $411,925 (unaudited) of dividends in 2006.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


10.    OTHER COMPREHENSIVE INCOME

       The following table presents the composition of other comprehensive income for the year ended December 31, 2005:


                                                                                Year Ended December 31, 2005
                                                                  ----------------------------------------------------------
                                                                    Before-Tax          Tax (Expense)          Net-of-Tax
                                                                      Amount             or Benefit              Amount
                                                                  ----------------    ------------------     ---------------
      Unrealized gains on available-for-sale securities:
      Net changes during the year related to cash
        flow hedges                                            $         5,753     $        (2,014)       $          3,739
      Unrealized holding gains (losses) arising
        during the period                                             (256,982)             89,142                (167,840)
      Less:  reclassification adjustment for (gains)
        losses realized in net income                                   (3,474)              1,216                  (2,258)
                                                                  ----------------    ------------------     ---------------
      Net unrealized gains (losses)                                   (254,703)             88,344                (166,359)
      Reserve and deferred policy acquisition
        costs adjustment                                                63,393             (22,314)                 41,079
                                                                  ----------------    ------------------     ---------------
      Net unrealized gains (losses)                                   (191,310)             66,030                (125,280)
      Minimum pension liability adjustment                             (15,897)              5,564                 (10,333)
                                                                  ----------------    ------------------     ---------------
      Other comprehensive income (loss)                        $      (207,207)    $        71,594        $       (135,613)
                                                                  ================    ==================     ===============

       The following table presents the composition of other comprehensive income for the year ended December 31, 2004:

                                                                                Year Ended December 31, 2004
                                                                  ----------------------------------------------------------
                                                                    Before Tax         Tax (Expense)          Net of Tax
                                                                      Amount              Benefit               Amount
                                                                  ---------------     -----------------     ----------------
      Unrealized gains on available-for-sale securities:
      Net changes during the year related to cash
        flow hedges                                            $          7,326     $        (2,564)      $        4,762
      Unrealized holding gains (losses) arising
         during the period                                             (12,706)              4,448               (8,258)
      Less: reclassification adjustment for (gains)
        losses realized in net income                                  (35,908)             12,567              (23,341)
                                                                  ---------------     -----------------     ----------------
      Net unrealized gains (losses)                                    (41,288)             14,451              (26,837)
      Reserve and deferred policy acquisition
       costs adjustment                                                 35,773             (12,521)              23,252
                                                                  ---------------     -----------------     ----------------
      Net unrealized gains (losses)                                     (5,515)              1,930               (3,585)
      Minimum pension liability adjustment                              (8,370)              2,930               (5,440)
                                                                  ---------------     -----------------     ----------------
      Other comprehensive income (loss)                        $       (13,885)    $         4,860       $       (9,025)
                                                                  ===============     =================     ================


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following table presents the composition of other comprehensive income for the year ended December 31, 2003:

                                                                                Year Ended December 31, 2003
                                                                  ---------------------------------------------------------
                                                                    Before-Tax         Tax (Expense)          Net-of-Tax
                                                                      Amount              Benefit               Amount
                                                                  ----------------    -----------------    -----------------
      Unrealized gains on available-for-sale securities:
      Net changes during the year related to
        cash flow hedges                                         $      (18,159)   $          6,356     $        (11,803)
      Unrealized holding gains (losses) arising
        during the period                                                12,967              (4,538)               8,429
      Less:  reclassification adjustment for (gains)
        losses realized in net income                                   (22,824)              7,989              (14,835)
                                                                  ----------------    -----------------    -----------------
         Net unrealized gains (losses)                                  (28,016)              9,807              (18,209)
      Reserve and deferred policy
        acquisition costs adjustment                                    (12,553)              4,393               (8,160)
                                                                  ----------------    -----------------    -----------------
      Net unrealized gains (losses)                                     (40,569)             14,200              (26,369)
      Minimum pension liability adjustment                               5,498               (1,925)               3,573
                                                                  ----------------    -----------------    -----------------
      Other comprehensive income (loss)                          $      (35,071)   $         12,275     $        (22,796)
                                                                  ================    =================    =================

11. NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

       The following table summarizes net investment income for the years ended December 31, 2005, 2004 and 2003:

                                                                                   Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                        2005                 2004                2003
                                                                   ---------------     -----------------    ---------------
      Investment income:
       Fixed maturities and short-term investments              $       762,683     $        688,096     $        666,849
       Equity investments                                                18,899               10,749                4,703
       Mortgage loans on real estate                                     93,230              104,902               85,966
       Policy loans                                                     202,946              203,127              195,633
       Other, including interest income from related
         parties of $32,723, $60,922 and $47,584                         22,377               64,149               67,614
                                                                   ---------------     -----------------    ---------------
                                                                      1,100,135            1,071,023            1,020,765
      Investment expenses, including interest on
       amounts charged by related parties
       of $14,396, $15,189 and $14,345                                   27,607               37,716               32,365
                                                                   ---------------     -----------------    ---------------
      Net investment income                                     $     1,072,528     $      1,033,307     $        988,400
                                                                   ===============     =================    ===============

       The following table summarizes net realized gains on investments for the years ended December 31, 2005, 2004 and 2003:

                                                                                   Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                        2005                 2004                2003
                                                                   ---------------     -----------------    ---------------
      Net realized gains (losses):
       Fixed maturities and short-term investments              $      (20,129)     $         34,960     $         26,621
       Equity investments                                               43,884                 8,040                1,013
       Mortgage loans on real estate                                       625                 5,318                2,911
       Other                                                              (81)                   (13)                 -
       Provisions for mortgage impairments                              14,678                 9,642                9,015
                                                                   ---------------     -----------------    ---------------
      Net realized gains on investments                         $       38,977      $         57,947     $         39,560
                                                                   ===============     =================    ===============

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Included in net investment income and net realized gains on investments are amounts allocable to the participating fund account. This allocation is based on the activity in a specific block of invested assets that are segmented for the benefit of the participating fund account. The amount of net investment income allocated to the participating fund account was $351,149, $367,558, and $343,504 for the years ended December 31, 2005,
       2004 and 2003, respectively. The amount of net realized gains (losses) allocated to the participating fund account was $(3,300), $8,504, and $8,236 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.    EMPLOYEE BENEFIT PLANS

       Defined benefit pension and post-retirement medical plans - The Company has a noncontributory defined benefit pension plan covering substantially all of its employees that were hired before January 1, 1999. Pension benefits are based principally on an employee's years of service and compensation levels near retirement. The Company's policy for funding the defined benefit pension plans is to make annual contributions, which equal or exceed regulatory requirements.

       The Company sponsors an unfunded post-retirement medical plan (the "medical plan") that provides health benefits to retired employees who are not Medicare eligible. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management. The following table summarizes changes in the benefit obligations and plan assets for the Company's defined benefit pension plan and its unfunded post-retirement medical plan for the years ended December 31, 2005, 2004 and 2003:


                                              Defined Benefit Pension Plan                 Post-Retirement Medical Plan
                                        ------------------------------------------    ----------------------------------------
                                                 Year Ended December 31,                      Year Ended December 31,
                                        ------------------------------------------    ----------------------------------------
                                           2005          2004            2003            2005          2004           2003
                                        -----------   ------------    ------------    ------------   ----------    -----------
      Change in projected
       benefit obligation:
      Benefit obligation,
       January 1                     $   238,024      212,963      $      186,047  $     50,074         44,105  $     31,242
      Service cost                         8,498        8,576               8,269         2,385          2,891         2,046
      Interest cost                       14,537       13,317              12,275         2,421          2,735         2,269
      Actuarial (gain) loss               21,658        9,781              12,746        (2,813)         1,482         9,614
      Benefits paid                       (7,071)      (6,613)            (6,374)        (1,089)        (1,139)       (1,066)
      Plan change                             -             -                -          (34,965)            -            -
      Canada Life plan merger                 -             -                -            7,910             -            -
                                        -----------   ------------    ------------    ------------   ----------    -----------
      Benefit obligation,
       December 31                   $    275,646       238,024    $      212,963  $     23,923         50,074   $     44,105
                                        ===========   ============    ============    ============   ==========    ===========

                                              Defined Benefit Pension Plan                 Post-Retirement Medical Plan
                                        ------------------------------------------    ----------------------------------------
                                                 Year Ended December 31,                      Year Ended December 31,
                                        -----------   ------------    ------------    ------------   ----------    -----------
                                           2005          2004            2003            2005          2004           2003
                                        -----------   ------------    ------------    ------------   ----------    -----------
      Change in plan assets:
       Fair value of plan
        assets, January 1            $    198,964       189,319    $    163,316    $        -              -    $        -
      Actual return on plan
        assets                             16,860        13,058          32,377             -              -             -
      Employer contributions                  -           3,200             -             1,089         1,139         1,066
      Benefits paid                        (7,071)       (6,613)         (6,374)         (1,089)       (1,139)      (1,066)
                                        -----------   ------------    ------------    ------------   ----------    -----------
      Fair value of plan
       assets, December 31           $    208,753       198,964    $    189,319    $        -              -    $        -
                                        ===========   ============    ============    ============   ==========    ===========

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)



                                               Defined Benefit Pension Plan                Post-Retirement Medical Plan
                                                 Year Ended December 31,                      Year Ended December 31,
                                        -------------------------------------------   ----------------------------------------
                                           2005          2004             2003           2005          2004          2003
                                        -----------   ------------    -------------   -----------   -----------   ------------
      Funded (unfunded)
       status                        $    (66,893)  $   (39,060)   $    (23,643)    $   (23,923)  $   (50,074) $     (44,105)
      Unrecognized net
       actuarial loss                      67,055        50,682          41,777          11,879        14,532         13,715
      Unrecognized prior
       service cost                           832         1,464           2,095         (41,063)       (7,965)        (8,679)
      Contributions after
        measurement date and
        before fiscal year end
                                            4,700           -               -               -             -             -
      Unrecognized net
       obligation or (asset)
       at transition                       (9,085)      (10,599)        (12,113)            -             -             -
                                        -----------   ------------    -------------   -----------   -----------   ------------
       Net amount recognized               (3,391)        2,487           8,116         (53,107)      (43,507)       (39,069)
      Additional minimum
       liability                          (39,148)      (24,158)        (16,419)            -             -             -
                                        -----------   ------------    -------------   -----------   -----------   ------------
      Prepaid benefit cost
       (accrued benefit
       liability)                         (42,539)      (21,671)         (8,303)        (53,107)      (43,507)       (39,069)
      Intangible asset                        832         1,464           2,095             -             -             -
       Accumulated other
       comprehensive
       income adjustments                  38,316        22,694          14,324             -             -             -
                                        -----------   ------------    -------------   -----------   -----------   ------------
      Net amount recognized          $     (3,391)  $     2,487    $      8,116     $   (53,107)  $   (43,507)  $    (39,069)
                                        ===========   ============    =============   ===========   ===========   ============

      Increase (decrease) in
       minimum liability
       included in other
       comprehensive income          $     10,155   $     5,440    $     (3,573)
                                        ===========   ============    =============

                                                          Expected Benefit Payments Year Ended December 31,
                                        --------------------------------------------------------------------------------------
                                                                                                                     2011
                                                                                                                    Through
                                           2006          2007            2008            2009          2010          2015
                                        -----------   ------------   --------------   -----------   -----------   ------------
      Defined benefit
       pension plan                  $     8,013    $     8,544    $     9,255       $    9,938   $     10,532   $    68,571
      Post-retirement
       medical plan                          832            975          1,151            1,299          1,488        10,723


      During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Under the Act, which takes effect on January 1, 2006, employers who sponsor postretirement plans that provide for a prescription drug benefit under Medicare Part D may be entitled to a subsidy payment. In conjunction with the effect of this legislation, the Company amended its post-retirement medical plan, whereby it eliminated the provision of medical benefits for retired employees past the age of 65. This amendment resulted in a reduction of the Company's estimated post-retirement medical plan benefit obligation in the amount of $34,965. On January 1, 2005, the United States employees of CLAC became participants in the Company's post-retirement medical benefit plan.

      The accumulated benefit obligation for all defined benefit pension plans was $255,992 and $220,635 at December 31, 2005 and 2004, respectively.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


      The following table presents the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:



                                              Defined Benefit Pension Plan                Post-Retirement Medical Plan
                                                Years Ended December 31,                    Years Ended December 31,
                                      ---------------------------------------------   -------------------------------------
                                          2005           2004             2003           2005         2004         2003
                                      -------------   ------------    -------------   -----------   ----------   ----------
      Components of net
        periodic benefit cost:
      Service cost                 $       8,498    $     8,576    $       8,269     $    2,385    $   2,891    $   2,046
      Interest cost                       14,537         13,317           12,275          2,421        2,735        2,269
      Expected return on
        plan assets                      (15,610)       (14,933)         (12,954)            -            -            -
      Amortization of
         transition obligation            (1,514)        (1,514)          (1,514)            -            -            -
      Amortization of
         unrecognized prior
         service costs                       632            632              632         (1,868)        (713)        (713)
      Amortization of loss
       from earlier periods                4,035          2,751             3,489           532          664          261
                                      -------------   ------------    -------------   -----------   ----------   ----------
      Net periodic benefit
        cost                       $      10,578    $     8,829    $      10,197     $    3,470    $   5,577    $    3,863
                                      =============   ============    =============   ===========   ==========   ==========

       The following table presents the assumptions used in determining benefit obligations for the years ended December 31, 2005, 2004 and 2003:



                                              Defined Benefit Pension Plan                Post-Retirement Medical Plan
                                      ---------------------------------------------   -------------------------------------
                                                Year Ended December 31,                     Year Ended December 31,
                                      ---------------------------------------------   -------------------------------------
                                          2005           2004             2003           2005         2004         2003
                                      -------------   ------------    -------------   -----------   ----------   ----------
      Discount rate                      5.750%          6.00%            6.25%          5.750%       6.00%        6.25%
      Expected return on
        plan asset                       8.00%           8.00%            8.00%           -             -            -
      Rate of compensation
        increase                         3.19%           3.19%            3.44%           -             -            -


       The discount rate has been set based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

       Assumed healthcare cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2014.

       The following table presents what a one-percentage-point change would have on assumed healthcare cost trend rates:


                                                                                One Percentage            One Percentage
                                                                                Point Increase            Point Decrease
                                                                             ----------------------    ---------------------
      Increase (decrease) on total of service and interest cost
        on components                                                     $             400         $            (338)
      Increase (decrease) on post-retirement benefit obligation                       2,882                    (2,484)


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


      The following table presents how the Company's pension plan assets are invested at December 31, 2005 and 2004:


                                                                                             December 31,
                                                                             ----------------------------------------------
                        Asset Category:                                              2005                     2004
                                                                             ----------------------    --------------------
                          Equity securities                                           68%                       64%
                          Debt securities                                             27%                       29%
                          Real estate                                                  4%                        -
                          Other                                                        1%                        7%
                                                                             ----------------------    --------------------
                                 Total                                               100%                      100%
                                                                             ======================    ====================



       The following table presents the Company's target allocation for invested plan assets at December 31, 2006:



                        Asset Category:                                         December 31, 2006
                                                                            -----------------------
                          Equity securities                                            60%
                          Debt securities                                              30%
                          Other                                                        10%
                                                                            -----------------------
                                 Total                                                100%
                                                                            =======================

       The Company does not expect to make contributions to its pension plan during the year ended December 31, 2006.

       The investment objective of the defined benefit pension plan is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that the Company believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.

       Supplemental executive retirement plan - The Company also provides supplemental executive retirement plans to certain key executives. This plan provides key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The Company's expense for this plan was $3,732, $3,183 and $3,290 for the years ended December 31, 2005, 2004 and
       2003, respectively. The liability associated with this plan was $35,348 and $29,378 at December 31, 2005 and 2004, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

      The following table summarizes changes in the benefit obligations and plan assets for the Company's supplemental executive retirement plans for the years ended December 31, 2005, 2004 and 2003:


                                                                          Supplemental Executive Retirement Plans
                                                                   -------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                 2004               2003
                                                                   ---------------      ---------------    ---------------
      Change in projected benefit obligation:
      Benefit obligation, January 1                             $     36,299         $     30,441       $     29,873
      Service cost                                                       818                  767                611
      Interest cost                                                    2,147                1,871              2,022
      Plan amendments                                                  4,261                  318                 -
      Actuarial (gain) loss                                            3,186                3,617            (2,078)
      Special termination benefits                                       -                    225                954
      Benefits paid                                                     (940)                (940)              (941)
                                                                   ---------------      ---------------    ---------------
      Benefit obligation, December 31                           $     45,771       $       36,299     $       30,441
                                                                   ===============      ===============    ===============

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


                                                                          Supplemental Executive Retirement Plans
                                                                   -------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                 2004               2003
                                                                   ---------------      ---------------    ---------------
      Change in plan assets:
      Fair value of plan assets, January 1                      $           -        $           -      $           -
      Employer contributions                                              940                  940                941
      Benefits paid                                                      (940)                (940)              (941)
                                                                   ---------------      ---------------    ---------------
      Fair value of plan assets, December 31                    $           -        $           -      $           -
                                                                   ===============      ===============    ===============


                                                                          Supplemental Executive Retirement Plans
                                                                   -------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                 2004               2003
                                                                   ---------------      ---------------    ---------------
      Unfunded status                                           $     (45,771)       $     (36,299)     $     (30,441)
      Unrecognized net actuarial gain                                   8,327                5,310              1,718
      Unrecognized prior service cost                                   9,096                5,433              5,660
                                                                   ---------------      ---------------    ---------------
      Net amount recognized                                     $      (28,348)      $     (25,556)     $     (23,063)
                                                                   ===============      ===============    ===============

      Accrued benefit cost                                            (35,348)             (29,378)           (24,942)
      Intangible asset                                                  6,726                3,578              1,687
      Accumulated other comprehensive income                              274                  244                192
                                                                   ---------------      ---------------    ---------------
      Net amount recognized                                           (28,348)             (25,556)           (23,063)
                                                                   ===============      ===============    ===============
      Increase in minimum liability included
         in other comprehensive income                          $     178            $           -      $           -
                                                                   ===============      ===============    ===============



                                                       Expected Benefit Payments Year Ended December 31,
                                  --------------------------------------------------------------------------------------------
                                                                                                                    2011
                                                                                                                   Through
                                     2006            2007           2008           2009            2010             2015
                                  -----------     -----------    -----------    -----------     ------------    --------------
      Supplemental
         Executive
         Retirement Plan      $      2,167     $     2,379    $     2,196    $     2,511     $     2,698     $    15,796


       The following table presents the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:



                                                                          Supplemental Executive Retirement Plans
                                                                   -------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                 2004               2003
                                                                   ---------------      ---------------    ---------------
      Components of net periodic benefit cost:
      Service cost                                              $          818       $          767     $         611
      Interest cost                                                      2,147                1,871             2,022
      Amortization of unrecognized prior service costs                     598                  545               545
      Amortization of loss from prior periods                              169                    -               112
                                                                   ---------------      ---------------    ---------------
      Net periodic benefit cost                                 $        3,732        $       3,183      $      3,290
                                                                   ===============      ===============    ===============

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following table presents the assumptions used in determining benefit obligations for the years ended December 31, 2005, 2004 and 2003:


                                                                          Supplemental Executive Retirement Plans
                                                                   -------------------------------------------------------
                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                        2005                 2004               2003
                                                                   ---------------      ---------------    ---------------
      Discount rate                                                     5.75%                6.00%              6.25%
      Rate of compensation increase                                     6.00%                6.00%              6.00%


       Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan, which provides eligible participants with the opportunity to defer up to 50% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2005, 2004 and 2003 were $8,153, $7,522 and $6,646, respectively.

       The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code.

       Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $17,837 and $16,810 at December 31, 2005 and 2004, respectively. The participant deferrals earned interest at the average rate of 6.08% and 6.56% during the years ended December 31, 2005 and 2004, respectively. The interest rate is based on the Moody's Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.70% to 8.30% for retired participants. Interest expense related to this plan was $1,199, $1,184 and $1,087 for the years ended December 31, 2005, 2004 and
       2003, respectively.

       The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program. Under this program, participants may defer compensation and earn interest on the amounts deferred. The program is not qualified under
       Section 401 of the Internal Revenue Code.

       Effective January 1, 2005, this program no longer accepted participant deferrals. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $6,055 and $6,339 at December 31, 2005 and 2004, respectively. The participant deferrals earned interest at the average rate of 4.50% during both years ended December 31, 2005 and 2004. The interest rate is based on an annual rate determined by the Company. The interest expense related to this plan was $282, $291 and $362 for the years ended December 31, 2005, 2004 and 2003, respectively.

       The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions. The program is not qualified under Section 401 of the Internal Revenue Code.

       Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $10,633 and $9,246 at December 31, 2005 and 2004, respectively. Unrealized gains(losses) on invested participant deferrals were $542 and $963 for the years ended December 31, 2005 and 2004, respectively.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


13.     FEDERAL INCOME TAXES

       The following table presents a reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate for the years ended December 31, 2005, 2004 and 2003:


                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                    2005                2004               2003
                                                                --------------      -------------     ----------------
      Statutory federal income tax rate                               35.0       %       35.0      %        35.0        %
      Income tax effect of:
        Reduction in tax contingency                                  (0.2)              (0.3)              (2.1)
        Investment income not subject to federal tax                  (1.0)              (1.3)              (2.1)
        Tax credits                                                   (3.8)              (2.4)               -
        State income taxes, net of federal benefit                     0.7                0.2                0.6
        Other, net                                                    (0.4)               0.3                1.2
                                                                --------------      -------------     ----------------
      Effective federal income tax rate                               30.3       %       31.5      %        32.6        %
                                                                ==============      =============     ================

       The Company has reduced its liability for tax contingencies in each of the last three years due to the completion of Internal Revenue Service examinations.

       Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows:


                                                                                  December 31,
                                                      ----------------------------------------------------------------------
                                                                    2005                                 2004
                                                      --------------------------------      --------------------------------
                                                         Deferred          Deferred           Deferred           Deferred
                                                           Tax                Tax                Tax               Tax
                                                          Asset            Liability            Asset           Liability
                                                      ---------------    --------------     --------------     -------------
      Policyholder reserves                        $      427,604     $          -       $      334,357     $          -
      Deferred policy acquisition costs                       -              150,079                -              127,563
      Deferred acquisition cost proxy tax                 235,243                -              137,867                -
      Investment assets                                       -              106,973                -              242,297
      NOL carryforward                                    100,044                -                  -                  -
      Other                                                   -              315,794             36,481                -
                                                      ---------------    --------------     --------------     -------------
           Total deferred taxes                    $      762,891     $      572,846     $      508,705     $      369,860
                                                      ===============    ==============     ==============     =============

       Amounts presented for investment assets above include $2,539 and $75,726 related to the unrealized gains on the Company's fixed maturities, which are classified as available-for-sale at December 31, 2005 and 2004, respectively.

       Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's gain from operations was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in the account at December 31, 2005 and 2004 was $0 and $7,742, respectively.

       The Company, together with certain of its subsidiaries, and GWL&A Financial have entered into an income tax allocation agreement whereby GWL&A Financial files a consolidated federal income tax return. Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis. Certain other subsidiaries file their federal income tax returns separately.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       Included in due from parent and affiliates at December 31, 2005 and 2004 is $13,661 and $38,789, respectively, of income taxes receivable from GWLA Financial related to the consolidated income tax return filed by the Company and certain subsidiaries. Included in the consolidated balance sheet at December 31, 2005 is $5,128 of income taxes receivable related to the separate federal income tax returns filed by certain subsidiaries and other state income tax receivables. Included in the consolidated balance sheet at December 31, 2004 is $33,337 of income tax liabilities related to the separate federal income tax returns filed by certain subsidiaries and other state income tax liabilities.

14.    SEGMENT INFORMATION

       The Company has two reportable business segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets and administers group life and health insurance to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to individuals, public and not-for-profit employers and corporations, and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

       The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates performance of its reportable segments based on their profitability from operations after income taxes.

       The Company's operations are not materially dependent on one or a few customers, brokers or agents.

       The following tables summarize segment financial information for the year ended and as of December 31, 2005:


                                                                              Year Ended December 31, 2005
                                                              -------------------------------------------------------------
                                                                 Great-West             Financial
      Operations:                                                Healthcare              Services               Total
      -----------                                             ------------------    -------------------    -----------------
      Revenue:
       Premium income                                      $        678,333      $        546,803       $       1,225,136
       Fee income                                                   663,932               300,767                 964,699
       Net investment income                                         66,687             1,005,841               1,072,528
       Net realized gains on investments                             18,098                20,879                  38,977
                                                              ------------------    -------------------    ----------------
      Total revenue                                               1,427,050             1,874,290               3,301,340
                                                              ------------------    -------------------    ----------------
      Benefits and expenses:
       Benefits                                                     495,181             1,297,281               1,792,462
       Operating expenses                                           673,568               302,310                 975,878
                                                              ------------------    -------------------    ----------------
      Total benefits and expenses                                 1,168,749             1,599,591               2,768,340
                                                              ------------------    -------------------    ----------------
      Net operating income before income taxes                      258,301               274,699                 533,000
      Income taxes                                                   85,641                75,804                 161,445
                                                              ------------------    -------------------    ----------------
      Net income                                           $        172,660      $        198,895       $         371,555
                                                              ==================    ===================    ================

                                                                                   December 31, 2005
                                                              -------------------------------------------------------------
                                                                 Great-West             Financial
      Assets:                                                    Healthcare              Services               Total
      -------                                                 ------------------    -------------------    ----------------
      Investments                                          $        2,033,463    $       18,509,321     $      20,542,784
      Other assets                                                    277,996             2,502,910             2,780,906
      Separate account assets                                          -                 14,455,710            14,455,710
                                                              ------------------    -------------------    ----------------
      Total assets                                         $        2,311,459    $       35,467,941     $      37,779,400
                                                              ==================    ===================    ================


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)

       The following tables summarize segment financial information for the year ended and as of December 31, 2004:


                                                                              Year Ended December 31, 2004
                                                              -------------------------------------------------------------
                                                                 Great-West             Financial
      Operations:                                                Healthcare              Services               Total
      -----------                                             ------------------    -------------------    ----------------
      Revenue:
       Premium income                                      $        261,957      $        409,111       $         671,068
       Fee income                                                   649,113               266,531                 915,644
       Net investment income                                         46,253               987,054               1,033,307
       Net realized gains on investments                             15,248                42,699                  57,947
                                                              ------------------    -------------------    ----------------
      Total revenue                                                 972,571             1,705,395               2,677,966
                                                              ------------------    -------------------    ----------------
      Benefits and expenses:
       Benefits                                                      68,306             1,165,307               1,233,613
       Operating expenses                                           680,563               287,150                 967,713
                                                              ------------------    -------------------    ----------------
      Total benefits and expenses                                   748,869             1,452,457               2,201,326
                                                              ------------------    -------------------    ----------------
      Net operating income before income taxes                      223,702               252,938                 476,640
      Income taxes                                                   74,541                75,679                 150,220
                                                              ------------------    -------------------    ----------------
      Net income                                           $        149,161      $        177,259       $         326,420
                                                              ==================    ===================    ================


                                                                                   December 31, 2004
                                                              -------------------------------------------------------------
                                                                 Great-West             Financial
      Assets:                                                    Healthcare              Services               Total
      -------                                                 ------------------    -------------------    ----------------
      Investments                                          $        1,564,147    $       18,098,325     $      19,662,472
      Other assets                                                    276,778             2,998,700             3,275,478
      Separate account assets                                          -                 14,155,397            14,155,397
                                                              ------------------    -------------------    ----------------
      Total assets                                         $        1,840,925    $       35,252,422     $      37,093,347
                                                              ==================    ===================    ================


       The following tables summarize segment financial information for the year ended and as of December 31, 2003:


                                                                              Year Ended December 31, 2003
                                                              -------------------------------------------------------------
                                                                 Great-West             Financial
      Operations:                                                Healthcare              Services               Total
      -----------                                             ------------------    -------------------    ----------------
      Revenue:
       Premium income                                      $         838,194     $        1,414,703     $       2,252,897
       Fee income                                                    607,369                232,703               840,072
       Net investment income                                          72,191                916,209               988,400
       Net realized gains on investments                              10,340                 29,220                39,560
                                                              ------------------    -------------------    ----------------
      Total revenue                                                1,528,094              2,592,835             4,120,929
                                                              ------------------    -------------------    ----------------
      Benefits and expenses:
       Benefits                                                      567,603              2,116,001             2,683,604
       Operating expenses                                            699,146                266,538               965,684
                                                              ------------------    -------------------    ----------------
      Total benefits and expenses                                  1,266,749              2,382,539             3,649,288
                                                              ------------------    -------------------    ----------------
      Net operating income before income taxes                       261,345                210,296               471,641
      Income taxes                                                    88,104                 65,516               153,620
                                                              ------------------    -------------------    ----------------
      Net income                                           $         173,241     $          144,780     $         318,021
                                                              ==================    ===================    ================


                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)

       The following table, which summarizes premium and fee income by segment, presents supplemental information for the years ended December 31, 2005, 2004 and 2003:


                                                                                Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                    2005                   2004                 2003
                                                              ------------------    -------------------    ----------------
      Premium Income:
      Great-West Healthcare:
      Group Life & Health                                  $        678,333      $        261,957       $        838,194
                                                              ------------------    -------------------    ----------------
           Total Great-West Healthcare                              678,333               261,957                838,194
                                                              ------------------    -------------------    ----------------
      Financial Services:
      Retirement Services                                             6,277                 1,640                    824
      Individual Markets                                            540,526               407,471              1,413,879
                                                              -------------------    ----------------      ----------------

           Total Financial Services                                 546,803               409,111              1,414,703
                                                              ------------------    -------------------    ----------------
      Total premium income                                 $      1,225,136      $        671,068       $      2,252,897
                                                              ==================    ===================    ================

                                                                                Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                    2005                   2004                 2003
                                                              -----------------      ------------------    ----------------
      Fee Income:
      Great-West Healthcare:
      Group Life & Health (uninsured plans)                $        663,932       $        649,113      $        607,369
                                                              -----------------      ------------------    ----------------
           Total Great-West Healthcare                              663,932                649,113               607,369
                                                              -----------------      ------------------    ----------------
      Financial Services:
      Retirement Services                                           258,064                226,958               199,374
      Individual Markets                                             42,703                 39,573                33,329
                                                              -----------------      ------------------    ----------------
           Total Financial Services                                 300,767                266,531               232,703
                                                              -----------------      ------------------    ----------------
      Total fee income                                     $        964,699       $        915,644      $        840,072
                                                              =================      ==================    ================

15.    STOCK OPTIONS

       Lifeco has a stock option plan (the "Lifeco plan") that provides for the granting of options on its common shares to certain officers and employees of its subsidiaries, including the Company. Options may be granted with exercise prices not less than the market price of the shares on the date of the grant. Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options. The common stock of Lifeco split on a two-for-one basis on October 4, 2004. The 2003 amounts have been restated to reflect the two-for-one stock split. As of December 31, 2005 stock available for award to Company employees under the Lifeco plan was 2,743,588 shares.

       The Lifeco plan provides for the granting of options with varying terms and vesting requirements. The majority of basic options under the Lifeco plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. Other basic options vested and became exercisable one-third per year commencing on various dates from December 31, 2000 to September 30, 2004 and expire ten years from the date of grant. 200,000 variable options granted in 2003 became exercisable at December 31, 2005, and accordingly, the Company disclosed compensation expense in accordance with APB No. 25. For these options that became exercisable, the exercise period expires ten years from the date of grant.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


       The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding and the weighted-average exercise price (the "WAEP") for 2005, 2004 and 2003. As the options granted relate to stock traded on the Toronto Stock Exchange, the values, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

                                                    2005                           2004                         2003
                                          -------------------------      --------------------------   --------------------------
                                             Options         WAEP          Options          WAEP        Options          WAEP
                                          --------------   ---------     -------------    ---------   -------------     --------
      Outstanding, January 1                  6,274,204  $   11.87           7,754,314 $    10.29         8,894,290  $     6.83
         Granted                                742,000      24.34             242,000      18.96         1,706,000       13.41
         Exercised                              800,083       8.85           1,248,834       6.65           972,352        5.43
         Expired or canceled                    175,400      16.09             473,276      14.36         1,873,624        6.98
                                          --------------   ---------     -------------    ---------   -------------     --------
      Outstanding, December 31                6,040,721      14.04           6,274,204 $    11.87         7,754,314  $    10.29
                                          ==============   =========     =============    =========   =============     ========
      Options exercisable,
         December 31                          4,213,821  $   11.45           4,195,804 $     9.98         4,554,584  $     8.09
                                          ==============   =========     =============    =========   =============     ========

                                                                         Year Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                    2005                          2004                           2003
                                          -------------------------    ----------------------------   ---------------------------
                                            Options          WAEP          Options          WAEP        Options           WAEP
                                          -------------     --------   -------------     ---------    -------------     ---------
       Weighted average
          fair value of options
          granted during year                 742,000   $      5.10           242,000  $     4.80        1,706,000  $      3.49
                                          =============     ========     =============    =========   =============     =========

       The following table summarizes the range of exercise prices for outstanding Lifeco common stock options granted to Company employees at December 31, 2005:



                                                                    December 31, 2005
                                 ----------------------------------------------------------------------------------------
                                                    Outstanding                                   Exercisable
                                 --------------------------------------------------     ---------------------------------
                                                       Average          Average                               Average
             Exercise                Options             Life           Exercise            Options           Exercise
           Price Range             Outstanding        Remaining          Price            Outstanding          Price
       ---------------------     ----------------    -------------    -------------     ----------------    -------------
          $3.62 - $6.94                434,700           1.15      $       5.74               434,700    $        5.74
          $7.16 - $11.51             2,121,704           4.07              9.48             2,121,704             9.48
         $14.65 - $17.80             2,570,317           6.44             15.52             1,623,017            15.34
         $20.66 - $25.50               914,000           9.61             24.43                34,400            21.21

       Of the exercisable Lifeco options, 3,690,421 relate to fixed option grants and 523,400 relate to variable option grants.

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                        Granted During the Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                       2005               2004                 2003
                                                                 -----------------   ----------------    -----------------
      Dividend yield                                                  2.97%               2.58%                2.81%
      Expected volatility                                            21.13%              24.64%               26.21%
      Risk free interest rate                                         4.01%               4.33%                4.48%
      Expected duration                                             7.0 years           6.7 years           7.0 years


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (Dollars In Thousands, Except Share Amounts)


16.    OBLIGATIONS RELATING TO DEBT AND LEASES

       The Company enters into operating leases primarily for office space. The following table shows, as of December 31, 2005, scheduled related party debt repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2006 through 2010 and thereafter.


                                                                     Year Ended December 31,
                                     ----------------------------------------------------------------------------------------
                                       2006          2007            2008          2009            2010         Thereafter
                                     ----------    ----------     -----------    ----------     -----------    --------------
      Related party notes         $    25,000   $       -      $       -      $       -      $        -     $      195,000
      Operating leases                 24,490       20,820           20,089       18,407            8,144            1,934
                                     ----------    ----------     -----------    ----------     -----------    --------------
      Total contractual
        obligations               $    49,490   $   20,820     $     20,089   $   18,407     $      8,144   $      196,934
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

      During 2002, the Company entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The agreement was extended by an amended agreement on May 26, 2005. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either December 31, 2005 or 2004.

                  GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTAL INSURANCE INFORMATION
                                 (In Thousands)


                                                                                          Financial
                                                                     Healthcare           Services
As of and for the year ended December 31, 2005                        Segment              Segment              Total
----------------------------------------------                     -----------------    ----------------    ----------------
Deferred policy acquisition costs                               $          -         $       335,406     $       335,406
Future policy benefits, losses, claims, expenses                        302,718           17,871,131          18,173,849
Unearned premiums                                                        49,435                  480              49,915
Other policy claims and benefits payable                                588,091              423,049           1,011,140
Premium income                                                          678,333              546,803           1,225,136
Net investment income                                                    66,687            1,005,841           1,072,528
Benefits, claims, losses and settlement expenses                        495,181            1,297,281           1,792,462
Amortization of deferred policy acquisition costs                          -                  47,496              47,496
Other operating expenses                                                673,568              302,310             975,878


                                                                                          Financial
                                                                     Healthcare           Services
As of and for the year ended December 31, 2004                        Segment              Segment              Total
----------------------------------------------                    -----------------    ----------------    ----------------
Deferred policy acquisition costs                               $          -         $       301,603     $       301,603
Future policy benefits, losses, claims, expenses                        317,532           17,580,118          17,897,650
Unearned premiums                                                        44,237                  432              44,669
Other policy claims and benefits payable                                564,623              434,622             999,245
Premium income                                                          261,957              409,111             671,068
Net investment income                                                    46,253              987,054           1,033,307
Benefits, claims, losses and settlement expenses                         68,306            1,165,307           1,233,613
Amortization of deferred policy acquisition costs                          -                  40,536              40,536
Other operating expenses                                                680,563              287,150             967,713


                                                                                          Financial
                                                                     Healthcare           Services
For the year ended December 31, 2003                                  Segment              Segment              Total
------------------------------------                             -----------------    ----------------    ----------------
Premium income                                                  $       838,194      $     1,414,703     $     2,252,897
Net investment income                                                    72,191              916,209             988,400
Benefits, claims, losses and settlement expenses                        567,603            2,116,001           2,683,604
Amortization of deferred policy acquisition costs                          -                  36,283              36,283
Other operating expenses                                                699,146              266,538             965,684

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There has been no change in the Company's independent accountants or disagreements on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

       Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and is (ii) accumulated and communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate so that timely decisions may be made regarding disclosure.

       The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company's internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

       None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.1   IDENTIFICATION OF DIRECTORS



                                                       Served as
                                                       Director                     Principal Occupation(s)
                  Director                 Age           from                         for last Five Years
        ------------------------------    -------    -------------    -----------------------------------------------------
        James Balog                         77           1993          Corporate Director
        (1)(2)(4)

        James W. Burns, O.C.                76           1991          Director Emeritus, Power Corporation   and Power
        (1)(2)(5)                                                      Financial Corporation

        Orest T. Dackow                     69           1991          Corporate Director since April 2000; previously
        (1)(2)(5)                                                      President and Chief Executive Officer, Lifeco

        Andre Desmarais, O.C.               49           1997          President and Co-Chief Executive Officer,
        (1)(2)(4)(5)(6)                                                Power Corporation; Deputy Chairman,
                                                                       Power Financial Corporation

        Paul Desmarais, Jr.,                51           1991          Chairman and Co-Chief Executive Officer,
        O.C.                                                           Power Corporation; Chairman, Power
        (1)(2)(4)(5)(6)                                                Financial Corporation

        Robert Gratton                      62           1991          Chairman of the Board of the Company;
        (1)(2)(4)(5)                                                   Chairman of the Board of Power
                                                                       Financial Corporation; Chairman of the   Boards
                                                                       of Lifeco, Great-West Life, Canada Life and
                                                                       London Life Insurance Company

        Kevin P. Kavanagh, C.M.             73           1986          Corporate Director; Chancellor Emeritus,
        (1)(3)(5)                                                      Brandon University

        William Mackness                    67           1991          Corporate Director
        (1)(2)

        William T. McCallum                 63           1990          Vice Chairman of the Company since January
        (1)(2)(5)                                                      2006; previously President and Chief Executive
                                                                       Officer of the Company

        Raymond L. McFeetors                61           2006          President and Chief Executive Officer of the
        (1)(2)(5)                                                      Company since January 1, 2006; President and Chief
                                                                       Executive Officer Great-West Life,
                                                                       London Life Assurance Company, CLAC and Lifeco

        R. Jeffrey Orr                      47           2005          President and Chief Executive Officer and Director,
        (1)(2)(4)(5)                                                   Power Financial Corporation
                                                                       and IGM Financial Inc.; Director of Power
                                                                       Corporation, Great-West Life, CLAC and Lifeco.

        Jerry E.A. Nickerson                69           1994          Chairman of the Board, H.B. Nickerson & Sons
        (3)(5)                                                         Limited (a management and holding company)

        David A. Nield                      67           2003          Corporate Director; previously Chairman and Chief
        (1)(2)(5)                                                      Executive Officer, Canada Life

        Michel Plessis-Belair,              63           1991          Vice Chairman and Chief Financial Officer,
        F.C.A.(1)(2)(3)(5)                                             Power Corporation; Executive Vice President
                                                                       and Chief Financial Officer, Power Financial
                                                                       Corporation

        Brian E. Walsh                      52           1995          Managing Partner, QVan Capital, LLC
        (1)(2)(3)(4)                                                   (a merchant banking company)

         (1) Member of the Executive Committee.
         (2) Member of the Investment and Credit Committee.
         (3) Member of the Audit Committee.
         (4) Member of the Compensation Committee.
         (5) Also a director of Great-West Life.
         (6) Mr. Andre Desmarais and Mr. Paul Desmarais, Jr. are brothers.

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

         J. Balog                       Transatlantic Holdings, Inc.

         P. Desmarais, Jr.              SUEZ
                                        TOTAL S.A.
                                        Rhodia

         W.T. McCallum                  Maxim Series Fund, Inc.




10.2   IDENTIFICATION OF EXECUTIVE OFFICERS



                                                      Served as
                                                      Executive
                                                       Officer                     Principal Occupation(s)
              Executive Officer             Age          from                        for last Five Years
        -------------------------------    ------    -------------    --------------------------------------------------
        Raymond L. McFeetors                61           2006          President and Chief Executive Officer of the
        President and Chief                                            Company since January 1, 2006;
        Executive Officer                                              President and Chief Executive Officer of
                                                                       Great-West Life, London Life Insurance Company,
                                                                       CLAC and Lifeco

        Mitchell T.G. Graye                 50           1997          Executive Vice President and Chief
        Executive Vice                                                 Financial Officer of the Company
        President and Chief
        Financial Officer

        Richard F. Rivers                   52           2002          Executive Vice-President, Healthcare of the
        Executive Vice                                                 Company since August 2002; previously
        President, Healthcare                                          Senior Vice President, PacifiCare Health
                                                                       System from August 2002; previously Chief
                                                                       Operating Officer, BlueCross/BlueShield
                                                                       Georgia

        Douglas L. Wooden                   49           1991          Executive Vice President, Financial
        Executive Vice President,                                      Services of the Company
        Financial Services

        S. Mark Corbett                     46           2001          Senior Vice President, Investments of the
        Senior Vice President,                                         Company
        Investments

        Glen R. Derback                     54           2003          Senior Vice President and Controller of the
        Senior Vice President                                          Company
        and Controller

        Terry L. Fouts                      62           2003          Senior Vice President and Chief Medical
        Senior Vice President                                          Officer of the Company since May 2002;
        and Chief Medical                                              previously National Medical Director for
        Officer                                                        Clinical Cost Management, Aetna U.S.
                                                                       Healthcare from May 2001; previously
                                                                       Global Medical Director for Cigna
                                                                       International

        John R. Gabbert                     51           2000          Senior Vice President and Chief Information
        Senior Vice President                                          Officer, Healthcare of the Company
        and Chief Information
        Officer, Healthcare

        Donna A. Goldin                     58           1996          Senior Vice President, Healthcare
        Senior Vice President,                                         Operations of the Company
        Healthcare Operations

        Wayne T. Hoffmann                   50           2001          Senior Vice President, Investments of the
        Senior Vice President,                                         Company
        Investments

        Christopher M. Knackstedt           37           2005          Senior Vice President, Healthcare
        Senior Vice President,                                         Management of the Company since June 2005;
        Healthcare Management                                          previously Vice President, Healthcare Management
                                                                       of the Company; previously Chief Financial
                                                                       Officer, St. Anthony Hospitals

        D. Craig Lennox                     58           1984          Senior Vice President, General Counsel
        Senior Vice President,                                         and Secretary of the Company
        General Counsel and
        Secretary

        James L. McCallen                   55           2003          Senior Vice President and Actuary of the
        Senior Vice President                                          Company
        and Actuary

        Graham R. McDonald                  59           2003          Senior Vice President, Corporate
        Senior Vice President,                                         Administration of the Company
        Corporate Administration

        Charles P. Nelson                   45           1998          Senior Vice President, Retirement Services
        Senior Vice President,                                         of the Company
        Retirement Services

        Martin Rosenbaum                    53           1997          Senior Vice President, Healthcare
        Senior Vice President,                                         Finance of the Company
        Healthcare Finance

        Gregory E. Seller                   52           1999          Senior Vice President, Government
        Senior Vice President,                                         Markets of the Company
        Government Markets

        Robert K. Shaw                      50           1998          Senior Vice President, Individual Markets of
        Senior Vice President,                                         the Company
        Individual Markets

        Douglas J. Stefanson                50           2003          Senior Vice President, Healthcare
        Senior Vice President,                                         Underwriting of the Company
        Healthcare Underwriting

        George D. Webb                      62           1999          Senior Vice President, P/NP
        Senior Vice President,                                         Operations of the Company
        P/NP Operations


        Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

      The appointments of executive officers are confirmed annually.

10.3     CODE OF ETHICS

         The Company has adopted a Code of Business Conduct (the "Code") that is applicable to its senior financial officers, as well as to other officers and employees. All of the items identified as elements of a "code of ethics" as defined in Securities and Exchange Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code. A copy of the Code is available without charge upon written request to David C. Aspinwall, Chief Compliance Officer, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

10.4     AUDIT COMMITTEE FINANCIAL EXPERT

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

ITEM 11. EXECUTIVE COMPENSATION

11.1     SUMMARY COMPENSATION TABLE

         The following table sets out all compensation paid by the Company to the individuals who were, at December 31, 2005, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for the three most recently completed fiscal years.


                    Name and                Year               Annual Compensation               Long-term Awards
               Principal Position                                                                     Options
                                                                                                  (Number)(1)(2)
         -------------------------------- ---------- ---------------------------------------- ------------------------
                                                      Salary (Dollars)     Bonus (Dollars)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         W.T. McCallum                      2005            1,057,633           1,000,000                -
         President and Chief                2004              972,596           1,000,000                -
         Executive Officer                  2003              903,333             915,000                -
                                                                                  400,000(3)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         D.L. Wooden                        2005              605,500             455,233               280,000(1)
         Executive Vice                                                           450,000(6)
         President, Financial               2004              587,750             444,000                -
         Services                           2003              568,750             200,000(3)            100,000(4)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         R.F. Rivers                        2005              592,500             445,483                -
         Executive Vice President,          2004              562,700             427,500                -
         Healthcare                         2003              530,600             515,000                -
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         M.T.G. Graye                       2005              521,625             395,447               280,000(1)
         Executive Vice President                                                 450,000(6)
         and Chief Financial                2004              506,250             382,500                -
         Officer                            2003              490,000             371,250               100,000(4)
                                                                                  200,000(3)
         -------------------------------- ---------- -------------------- ------------------- ------------------------
         C.P. Nelson                        2005              425,360             240,750                -
         Senior Vice President,             2004              412,000             247,200                -
         Retirement Services                2003              359,120             118,000                -
                                                                                   75,000(5)
         -------------------------------- ---------- -------------------- ------------------- ------------------------

         (1) The options set out are options for common shares of Lifeco that are granted by Lifeco pursuant to the Lifeco Stock Option Plan (the "Lifeco Options"). Lifeco Options become exercisable on specified dates and expire ten years after the date of the grant.
         (2) After giving effect to the October 6, 2004 two-for-one subdivision of Lifeco common shares.
         (3) Special bonus paid in respect of the acquisition of Canada Life.
         (4) These Lifeco Options are contingent upon the attainment of certain financial targets.
         (5) Special bonus paid in respect of business acquisitions.
         (6) Special bonus paid in respect of the integration of Canada Life's operations from July 10, 2003 to December 31, 2005.

11.2     OPTIONS

         The following table describes options granted to the Named Executive Officers during the most recently completed fiscal year. All options are Lifeco Options granted pursuant to the Lifeco Stock Option Plan. Lifeco Options are issued with an exercise price in Canadian dollars. Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.17.

                                                 OPTION GRANTS IN LAST FISCAL YEAR

        -------------------------------------------------------------------------------------- -----------------------------
                                          Individual Grants                                    Potential realized value at
                                                                                                 assumed annual rates of
                                                                                                 stock price appreciation
                                                                                                     for option term
        -------------------- ----------- -------------------- ------------ ------------------- -------------- --------------
               Name          Options        Percentage of      Exercise     Expiration date       5% ($)         10% ($)
                             Granted        total options      or base
                               (#)           granted to         price
                                            employees in       ($/share)
                                             fiscal year
        -------------------- ----------- -------------------- ------------ ------------------- -------------- --------------
        M.T.G. Graye         280,000             9.1             25.50     December 13, 2015     4,491,200     11,379,200
        -------------------- ----------- -------------------- ------------ ------------------- -------------- --------------
        D.L. Wooden          280,000             9.1             25.50     December 13, 2015     4,491,200     11,379,200
        -------------------- ----------- -------------------- ------------ ------------------- -------------- --------------


         The Great-West Lifeco Stock Option Plan was created effective April 24, 1996. The following table describes all Lifeco options exercised in 2005, and all unexercised Lifeco options held as of December 31, 2005, by the Named Executive Officers. Lifeco options are issued with an exercise price in Canadian dollars. Year-end Canadian dollar amounts have been translated to U.S. dollars at a rate of 1/1.17.




                     AGGREGATED LIFECO OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                Name            Shares         Value
                               acquired
                                  on                                                          Value of unexercised in-the-
                               exercise      Realized         Unexercised options at             money options at fiscal
                               (Number)      (Dollars)        fiscal year-end (Number)             year-end (Dollars)
        --------------------- ------------ -------------- --------------------------------- ---------------------------------
                                                           Exercisable     Unexercisable     Exercisable     Unexercisable
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------
        W.T. McCallum            200,000     2,891,868         900,000          -              15,055,709          -
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------
        D.L. Wooden                 -            -             672,902          380,000        11,967,833       1,170,813
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------
        R.F. Rivers                 -            -             144,000           96,000         1,661,711       1,107,807
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------
        M.T.G. Graye                -            -             350,002          396,000         5,533,956       1,350,890
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------
        C.P. Nelson                 -            -            48,000            72,000          556,287          834,430
        --------------------- ------------ -------------- -------------- ------------------ -------------- ------------------




11.3     PENSION PLAN TABLE

         The following table sets out the pension benefits payable to the Named Executive Officers.

         --------------------- -------------------------------------------------------------------------------------
             Remuneration                                        Years of Service
              (Dollars)
         --------------------- -------------------------------------------------------------------------------------
                                  15 years         20 years          25 years         30 years         35 years
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
              400,000               120,000          160,000           200,000           240,000          240,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
              600,000               180,000          240,000           300,000           360,000          360,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
              800,000               240,000          320,000           400,000           480,000          480,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            1,000,000               300,000          400,000           500,000           600,000          600,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            1,200,000               360,000          480,000           600,000           720,000          720,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            1,400,000               420,000          560,000           700,000           840,000          840,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            1,600,000               480,000          640,000           800,000           960,000          960,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            1,800,000               540,000          720,000           900,000         1,080,000        1,080,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            2,000,000               600,000          800,000         1,000,000         1,200,000        1,200,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            2,200,000               660,000          880,000         1,100,000         1,320,000        1,320,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------
            2,400,000               720,000          960,000         1,200,000         1,440,000        1,440,000
         --------------------- ---------------- ---------------- ----------------- ---------------- ----------------


         The Named Executive Officers have the following years of service, as of December 31, 2005.

         ------------------------------------------------------ ----------------------------------------------------
                                 Name                                            Years of Service
         ------------------------------------------------------ ----------------------------------------------------
         W.T. McCallum                                                                40
         ------------------------------------------------------ ----------------------------------------------------
         D.L. Wooden                                                                  15
         ------------------------------------------------------ ----------------------------------------------------
         R.F. Rivers                                                                   3
         ------------------------------------------------------ ----------------------------------------------------
         M.T.G. Graye                                                                 12
         ------------------------------------------------------ ----------------------------------------------------
         C.P. Nelson                                                                  22
         ------------------------------------------------------ ----------------------------------------------------

         W.T. McCallum is entitled to receive the benefits shown, with remuneration based on the average of the highest 36 consecutive months of compensation during the last 84 months of employment. For D.L. Wooden, R.F. Rivers, M.T.G. Graye and C.P. Nelson, the benefits shown are payable upon the attainment of age 62, and remuneration is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. The normal form of pension is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis. The benefits listed in the table are subject to deduction for social security and other retirement benefits.

11.4     COMPENSATION OF DIRECTORS

         For each director of the Company who is not also a director of Great-West Life, the Company pays an annual fee in the amount of $75,000 ($45,000 of which is paid in deferred share units under The Great-West Life Assurance Company Deferred Share Unit Plan) and for such directors serving on the Audit Committee an additional fee in the amount of $3,000. The Company pays all directors a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended. The Chairperson of the Investment Committee receives an annual fee in the amount of $20,000 and the Chairperson of the Executive Committee receives an annual fee in the amount of $25,000. At their option, in lieu of cash payments, directors may receive additional deferred share units. In addition, all directors are reimbursed for incidental expenses.

         The above amounts are paid in the currency of the country of residence of the director.

11.5     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive compensation is determined by the Company's Compensation Committee. Messrs. Gratton, Balog, A. Desmarais,
         P. Desmarais, Jr., Orr and Walsh serve on the Committee. None of these individuals are either current or former officers or employees of the Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

12.1     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information, as of March 1, 2006, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

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

           (5) 70.6% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

           (9) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, directly and through a group of private holding companies which he controls, has voting control of Power Corporation of Canada.

         As a result of the chain of ownership described in paragraphs (1) through (9) above, each of the entities and persons listed in paragraphs (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.


12.2     SECURITY OWNERSHIP OF MANAGEMENT

         The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2006, by
         (i) the directors of the Company (ii) the Named Executive Officers and
         (iii) the directors and executive officers of the Company as a group.


         ------------------------ -------------------------------- ------------------------ ------------------------
                Directors           Great-West Lifeco Inc. (1)         Power Financial         Power Corporation
                                                                       Corporation (2)           of Canada (3)
         ------------------------ -------------------------------- ------------------------ ------------------------
         J. Balog                               ---                          ---                      ---
         ------------------------ -------------------------------- ------------------------ ------------------------
         J.W. Burns                           307,318                      16,000                  1,051,280
         ------------------------ -------------------------------- ------------------------ ------------------------
         O.T. Dackow                          163,284                        ---                      ---
         ------------------------ -------------------------------- ------------------------ ------------------------
         A. Desmarais                         103,318                      43,200                   811,768
                                                                                               3,240,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         P. Desmarais, Jr.                    87,318                         ---                    41,768
                                                                                               2,980,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         R. Gratton                           664,992                    11,180,000                 37,911
                                                                      4,000,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         K.P. Kavanagh                        20,104                         ---                      ---
                                    4,000 Preferred (Series D)
         ------------------------ -------------------------------- ------------------------ ------------------------
         W. Mackness                           9,000                         ---                      ---
         ------------------------ -------------------------------- ------------------------ ------------------------
         W.T. McCallum                        163,936                        ---                      ---
                                          900,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         R.L. McFeetors                       764,547                      170,500                    ---
                                         2,856,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         J.E.A. Nickerson                      5,000                       14,761                   17,396
         ------------------------ -------------------------------- ------------------------ ------------------------
         D.A. Nield                           62,000                         ---                      ---
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         ------------------------ -------------------------------- ------------------------ ------------------------
         R.J. Orr                             20,000                       200,200                  20,000
         ------------------------ -------------------------------- ------------------------ ------------------------
         M. Plessis-Belair                    40,000                        6,000                   157,409
                                                                                                270,000 options
         ------------------------ -------------------------------- ------------------------ ------------------------
         B.E. Walsh                           15,567                         ---                      ---
         ------------------------ -------------------------------- ------------------------ ------------------------


         -------------------------- ------------------------------- ----------------------- ------------------------
              Named Executive         Great-West Lifeco Inc. (1)       Power Financial         Power Corporation
                 Officers                                              Corporation (2)           of Canada (3)
         -------------------------- ------------------------------- ----------------------- ------------------------
         W.T. McCallum                         163,936                       ---                      ---
                                           900,000 options
         -------------------------- ------------------------------- ----------------------- ------------------------
         D.L. Wooden                             ---                       226,000                    ---
                                           672,902 options
         -------------------------- ------------------------------- ----------------------- ------------------------
         R.F. Rivers                             ---                         ---                      ---
                                           144,000 options
         -------------------------- ------------------------------- ----------------------- ------------------------
         M.T.G. Graye                           4,237                       75,000                    ---
                                           350,002 options
         -------------------------- ------------------------------- ----------------------- ------------------------
         C.P. Nelson                            17,816                       ---                      ---
                                            48,000 options
         -------------------------- ------------------------------- ----------------------- ------------------------


         -------------------------- ------------------------------- ----------------------- ------------------------
               Directors and          Great-West Lifeco Inc. (1)       Power Financial         Power Corporation
            Executive Officers                                         Corporation (2)           of Canada (3)
                as a Group
         -------------------------- ------------------------------- ----------------------- ------------------------
                                              2,448,437                   11,931,661               2,137,532
                                          4,970,904 options           4,000,000 options        6,490,000 options
                                    4,000 Preferred (Series D)
                                    2,777 Preferred (Series E)
                                    38,553 Preferred (Series F)
         -------------------------- ------------------------------- ----------------------- ------------------------

         (1) All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares of Great-West Lifeco Inc.

         (2) All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

         (3) All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

         The number of common shares and exercisable options for common shares of Power Financial Corporation held by Robert Gratton represents 2.1% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.2% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

         The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by Andre Desmarais represents 1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.9% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

         None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    14.1 PRINCIPAL ACCOUNTING FEES

         For the years ended December 31, 2005 and 2004, professional services were performed by Deloitte & Touche LLP ("D&T"). The total fees for these services were $4,239,605 and $3,915,950 for the years ended December 31, 2005 and 2004, respectively, and were composed of the following:

         Audit Fees

         The aggregate fees billed for the audit of the Company's and its subsidiaries' annual financial statements for the fiscal years ended December 31, 2005 and 2004, and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q, were $3,527,000 and $3,254,300, respectively.

         Audit Related Fees

         The aggregate fees billed for audit related services for the fiscal years ended December 31, 2005 and 2004 were $374,200 and $415,850, respectively. These services included "SAS 70" internal control reports and audits of the Company's employee benefit plans.

         Tax Fees

         The aggregate fees billed for tax services for the fiscal years ended December 31, 2005 and 2004 were $217,815 and $196,950, respectively. These services included tax compliance services for the Company's affiliated mutual funds, Maxim Series Fund, Inc. and Orchard Series Fund, as well as tax planning and compliance services for the Company and its subsidiaries.

         All Other Fees

         The aggregate fees for services not included above were $120,590 and $48,850, respectively, for the years ended December 31, 2005 and 2004, respectively. The fees for 2004 relate to an analysis of potential service providers for the potential expansion of the Financial Services division's record keeping services.

14.2     PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T. Each year, the Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

         None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements. The amount of hours expended on D&T's audit of the Company's financial statements for 2005 attributable to work performed by persons other than D&T's full-time, permanent employees was less than 50%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         The documents identified below are filed as a part of this report:

   15.1  INDEX TO FINANCIAL STATEMENTS



                                                                                                          Page
                                                                                                     ---------------
         Independent Auditors' Report on Consolidated Financial Statements
          for the Years Ended December 31, 2005, 2004 and 2003                                             42

         Consolidated Balance Sheets as of December 31, 2005 and 2004                                      43

         Consolidated Statements of Income for the Years Ended
          December 31, 2005, 2004 and 2003                                                                 45

         Consolidated Statements of Stockholder's Equity for the Years Ended
          December 31, 2005, 2004, and 2003                                                                46

         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2005, 2004 and 2003                                                                 47

         Notes to Consolidated Financial Statements for the Years Ended
          December 31, 2005, 2004 and 2003                                                                 49

         Schedule III - Supplemental Insurance Information                                                 84

         All other schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.



15.2     INDEX TO EXHIBITS

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

                   21                 Subsidiaries of Great-West Life & Annuity
                                      Insurance Company filed herewith.

                   24                 Directors' Powers of Attorney Directors'
                                      Powers of Attorney filed as Exhibit 24 to Registrant's Form 10-K for the year ended
                                      December 31, 1996, Exhibit 24 to
                                      Registrant's Form 10-K for the year ended
                                      December 31, 1997, Exhibit 24 to
                                      Registrant's Form 10-K for the year ended
                                      December 31, 2003, and Exhibit 24 to
                                      Registrant's Form 10-K for the year ended
                                      December 31, 2005 and incorporated herein by reference.

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

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     By:      /s/  Raymond L. McFeetors
                   -------------------------------------------------------------
                   Raymond L. McFeetors, President and Chief Executive Officer

     Date: March 30, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            Signature and Title                                       Date
                  ------------------------------------------------------------------------    ----------------------
     /s/          Raymond L. McFeetors                                                           March 30, 2006
                  ------------------------------------------------------------------------
                  Raymond L. McFeetors
                  President and Chief Executive Officer and a Director

     /s/          Mitchell T.G. Graye                                                            March 30, 2006
                  ------------------------------------------------------------------------
                  Mitchell T.G. Graye
                  Executive Vice President and Chief Financial Officer

     /s/          Glen R. Derback                                                                March 30, 2006
                  ------------------------------------------------------------------------
                  Glen R. Derback
                  Senior Vice President and Controller

     /s/          James Balog*                                                                   March 30, 2006
                  ------------------------------------------------------------------------
                  James Balog, Director

     /s/          James W. Burns*                                                                March 30, 2006
                  ------------------------------------------------------------------------
                  James W. Burns, Director

     /s/          Orest T. Dackow*                                                               March 30, 2006
                  ------------------------------------------------------------------------
                  Orest T. Dackow, Director

     /s/          Andre Desmarais*                                                               March 30, 2006
                  ------------------------------------------------------------------------
                  Andre Desmarais, Director

     /s/          Paul Desmarais, Jr.*                                                           March 30, 2006
                  ------------------------------------------------------------------------
                  Paul Desmarais, Jr., Director

     /s/          Robert Gratton*                                                                March 30, 2006
                  ------------------------------------------------------------------------
                  Robert Gratton, Chairman of the Board

     /s/          Kevin P. Kavanagh*                                                             March 30, 2006
                  ------------------------------------------------------------------------
                  Kevin P. Kavanagh, Director

     /s/          William Mackness*                                                              March 30, 2006
                  ------------------------------------------------------------------------
                  William Mackness, Director

     /s/          William T. McCallum*                                                           March 30, 2006
                  ------------------------------------------------------------------------
                  William T. McCallum, Director

     /s/          Jerry E.A. Nickerson*                                                          March 30, 2006
                  ------------------------------------------------------------------------
                  Jerry E.A. Nickerson, Director

     /s/          David A. Nield*                                                                March 30, 2006
                  ------------------------------------------------------------------------
                  David A. Nield, Director

     /s/          R. Jeffrey. Orr*                                                               March 30, 2006
                  ------------------------------------------------------------------------
                  R. Jeffrey. Orr, Director

     /s/          Michel Plessis-Belair*                                                         March 30, 2006
                  ------------------------------------------------------------------------
                  Michel Plessis-Belair, Director

     /s/          Brian E.Walsh*                                                                 March 30, 2006
                  ------------------------------------------------------------------------
                  Brian E. Walsh, Director

     *By:/s/      Glen R. Derback                                                                March 30, 2006
                  ------------------------------------------------------------------------
                  Glen R. Derback
                  Attorney-in-fact pursuant to filed Power of Attorney
