Form 10-Q
period 2006-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2006-05-09
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 737-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No [X ]

As of May 1, 2006, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

NOTE:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
INVESTMENTS:
Fixed maturities available-for-sale, at fair value
(amortized cost $13,786,860 and $13,736,055),	$13,580,370	$13,767,417
Equity investments, at fair value (cost $521,680 and
$518,614)	523,175	524,212
Mortgage loans on real estate (net of allowances
of $15,661 and $15,661)	1,440,835	1,460,559
Policy loans	3,771,136	3,715,888
Short-term investments, available-for-sale
(cost approximates fair value)	899,490	1,070,049
Other investments	4,636	4,659
Total Investments	20,219,642	20,542,784

OTHER ASSETS:
Cash	101,898	57,903
Reinsurance receivable:
Related party	627,094	654,965
Other	250,543	256,156
Deferred policy acquisition costs	365,634	335,406
Deferred ceding commission	88,454	81,408
Investment income due and accrued	149,529	150,876
Receivables related to uninsured accident
and health plan claims (net of allowances
of $17,648 and $18,404)	159,880	145,203
Premiums in course of collection (net of allowances
of $4,800 and $5,227)	113,271	106,518
Deferred income taxes	244,049	190,044
Collateral for securities lending program	324,230	145,193
Due from parent and affiliates	23,789	26,646
Other assets	631,478	630,588
SEPARATE ACCOUNT ASSETS	15,014,106	14,455,710

TOTAL ASSETS	$38,313,597	$37,779,400

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDER’S EQUITY
POLICY BENEFIT LIABILITIES:
Policy reserves:
Related party	$4,767,583	$4,835,896
Other	13,285,193	13,387,868
Policy and contract claims	370,555	371,670
Policyholders’ funds	347,479	348,937
Provision for policyholders’ dividends	108,128	111,626
Undistributed earnings on participating business	174,067	178,907

GENERAL LIABILITIES:
Due to parent and affiliates	234,360	240,929
Repurchase agreements	855,137	755,905
Commercial paper	94,101	95,064
Payable under securities lending agreements	324,230	145,193
Other liabilities	739,014	789,984
SEPARATE ACCOUNT LIABILITIES	15,014,106	14,455,710
Total Liabilities	36,313,953	35,717,689

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S EQUITY:
Preferred stock, $1 par value, 50,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	731,082	728,701
Accumulated other comprehensive income (loss)	(120,657)	(16,818)
Retained earnings	1,382,187	1,342,796
Total Stockholder’s Equity	1,999,644	2,061,711

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$38,313,597	$37,779,400

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Premium income:
Related party (net of premiums ceded totaling	$69,487	$51,129
$427 and $1,355)
Other (net of premiums ceded totaling	298,462	270,842
$9,625 and $54,962)
Fee income	257,530	238,459
Net investment income	261,056	256,998
Net realized gains (losses) on investments	(8,635)	(8,654)
Total revenues	877,900	808,774

BENEFITS AND EXPENSES:
Life and other policy benefits (net of reinsurance recoveries
totaling $19,818 and $54,498)	327,729	267,283
Increase (decrease) in reserves:
Related party	11,960	16,247
Other	30,372	15,568
Interest paid or credited to contractholders	113,298	119,009
Provision for policyholders’ share of earnings on participating
business	2,613	339
Dividends to policyholders	30,979	36,126
Total benefits	516,951	454,572

Commissions	49,784	45,170
Operating expenses	184,504	184,400
Premium taxes	8,099	9,526
Total benefits and expenses	759,338	693,668

INCOME BEFORE INCOME TAXES	118,562	115,106

PROVISION FOR INCOME TAXES:
Current	25,067	7,403
Deferred	13,112	26,933
Total income taxes	38,179	34,336

NET INCOME	$80,383	$80,770

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2006

(In Thousands)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

				Unrealized	Minimum
	Preferred	Common	Additional Paid-in	Gains (Losses) on	Pension Liability	Retained
	Stock	Stock	Capital	Securities	Adjustment	Earnings	Total
Balances, January 1, 2005	$-	$7,032	$725,935	$133,546	$(14,751)	$1,192,599	$2,044,361
Net income						371,555	371,555
Other comprehensive income (loss)				(125,280)	(10,333)		(135,613)
Total comprehensive income (loss)							235,942
Dividends						(221,358)	(221,358)
Income tax benefit on stock
compensation			2,766				2,766

Balances, December 31, 2005	$-	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income						80,383	80,383
Other comprehensive income (loss)				(103,839)			(103,839)
Total comprehensive income (loss)							(23,456)
Dividends						(40,992)	(40,992)
Capital contribution – stock
compensation expense			1,315				1,315
Income tax benefit on stock compensation			1,066				1,066

Balances, March 31, 2006	$-	$7,032	$731,082	$(95,573)	$(25,084)	$1,382,187	$1,999,644

See notes to accompanying condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$80,383	$80,770
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Earnings allocated to participating policyholders	2,613	339
Amortization of investments	(12,085)	(20,985)
Net realized losses (gains) on investments	8,635	8,654
Depreciation and amortization	15,337	15,005
Deferral of acquisition costs	(13,403)	(11,506)
Deferred income taxes	13,112	26,933
Changes in assets and liabilities:
Policy benefit liabilities	4,434	36,516
Reinsurance receivable	40,008	56,203
Accrued interest and other receivables	(20,083)	(3,496)
Other, net	(28,831)	(176,137)

Net cash provided by operating activities	90,120	12,296

INVESTING ACTIVITIES:
Proceeds from sales, maturities, and redemptions
of investments:
Fixed maturities available-for-sale	2,408,697	4,066,337
Mortgage loans on real estate	58,803	73,026
Equity investments	30,957	8,041
Purchases of investments:
Fixed maturities available-for-sale	(2,454,985)	(4,278,186)
Mortgage loans on real estate	(42,756)	(40,780)
Equity investments	(31,071)	(13,298)
Net change in short-term investments	170,559	(142,917)
Other, net	(75,156)	(29,587)

Net cash provided by (used in) investing activities	$65,048	$(357,364)

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	Ended March 31,
FINANCING ACTIVITIES:	2006	2005
Contract deposits	$208,403	$501,470
Contract withdrawals	(394,795)	(203,105)
Change in due to parent and affiliates	(3,712)	31,796
Dividends paid	(40,992)	(96,035)
Change in bank overdrafts	21,654	5,022
Net commercial paper repayments	(963)	(1,004)
Net repurchase agreements borrowings	99,232	91,194

Net cash provided by (used in) financing activities	(111,173)	329,338

Net increase (decrease) in cash	43,995	(15,730)
Cash, beginning of period	57,903	110,518

Cash, end of period	$101,898	$94,788

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$26,676	$(7,064)
Interest	1,075	645

Non-cash investing and financing transactions during the period:
Share-based compensation expense	$1,315	$-

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

1. Organization and Basis of Presentation

Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”). GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”). The Company offers a wide range of life insurance, health insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefits plans and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These changes in classification had no effect on previously reported stockholder’s equity or net income.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires a company to use the fair value method to account for its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected to only disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the results of the Company’s operations. (See Note 6)

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” Statement of Financial Accounting Standards No. 124

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

“Accounting for Certain Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary in nature and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. The provisions of SFAS No. 155 may also be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The Company is evaluating the impact that the adoption of SFAS No. 155 will have on its financial position and results of operations.

3. Related Party Transactions

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. During the three-month periods ended March 31, 2006 and 2005, these purchases totaled $27,137 and $312,463, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $338,392 and $318,907 at March 31, 2006 and December 31, 2005, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

4. Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturities and equity investments as available-for-sale and marks them to market with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records writedowns as realized investment losses and adjusts the cost basis of the securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

The assessment of whether an other-than-temporary impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	The fair value is significantly below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
•	The decline in fair value has existed for an extended period of time.
•	A debt security has been downgraded by a rating agency.
•	The financial condition of the issuer has deteriorated.
•	Dividends have been reduced/eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year. At March 31, 2006, the Company’s gross unrealized losses were $329,000 compared to $181,000 at December 31, 2005. Investments in a loss position for less than twelve months had losses that totaled $142,000, which was an increase of $44,000 from December 31, 2005. Investments in a loss position for greater than twelve months had losses that totaled $188,000, which was an increase of $104,000 from December 31, 2005. The increase in losses was generally attributable to the rise in interest rates during the first three months of the year. The Company considers these investments to be only temporarily impaired.

During the three months ended March 31, 2006 no other-than-temporary impairments in fair value of fixed maturity investments were recorded. The Company recorded other-than-temporary impairments in the amount of $4,192 during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company recorded other-than-temporary impairments on equity securities in the amount of $147. No impairments on equity securities were recorded for the three months ended March 31, 2005.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

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

In addition to the indemnity reinsurance agreement entered into with The Canada Life Assurance Company, an affiliate, the Great-West Healthcare division of the Company entered into a reinsurance agreement, effective January 1, 2003, with Allianz Risk Transfer (Bermuda) Limited (“Allianz”) to cede 90% in 2003, 75% in 2004 and 40% in 2005 of direct written group health stop-loss and excess loss activity. This agreement was terminated on December 31, 2005.

6. Share-Based Compensation

Great-West Lifeco Inc. (“Lifeco”), of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.

The Company adopted the provisions of SFAS No. 123R on January 1, 2006, applying the modified prospective transition method of adoption. Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During the three months ended March 31, 2006, the Company recognized $1,315 in its Condensed Consolidated Statement of Income related to share-based compensation expense. No share-based compensation cost was recognized in the Condensed Consolidated Statement of Income during the three month period ended March 31, 2005 since the stock options granted prior to adoption of SFAS No. 123R had exercise prices equal to the market value of the underlying Lifeco common stock on the date of grant. Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R will be recognized in earnings ratably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost will be recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R. At March 31, 2006, the Company had $8,875, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through December 2010.

The following table illustrates the proforma effect on net income for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of this proforma disclosure, the fair value of the stock options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
Proforma disclosure	March 31, 2005
Net income, as reported	$80,770
Less: compensation for fair value of stock options, net of related tax effects	(841)
Proforma net income	$79,929

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $1,315 and $855 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The adoption of SFAS No. 123R did not have an effect on the Company’s cash flow. The cash proceeds from the exercise of stock options are received and retained by Lifeco.

7. Components of Net Periodic Benefit Cost

The cost of employee benefit plans included in operating expenses is as follows:

	Three Months Ended March 31,
	2006	2005	2006	2005
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$2,243	$2,150	$433	$808
Interest cost	3,983	3,695	352	742
Expected return on plan assets	(4,182)	(3,902)	-	-
Amortization of transition obligation	(379)	(379)	-	-
Amortization of unrecognized prior
service cost	115	158	(930)	(178)
Amortization of gain from earlier
periods	1,187	1,114	177	164
Net periodic cost	$2,967	$2,836	$32	$1,536

The Company expects to make contributions of approximately $3,600 to its pension plan during the year ended December 31, 2006.

8. Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between December 31, 2005 and March 31, 2006 is as follows:

Deferred tax asset as of December 31, 2005	$190,044
Increase in deferred tax asset included in other comprehensive income:
Related to change in unrealized losses on investment assets	53,169
Related to losses on derivative instruments	6,160
Other, net	(5,324)
Deferred tax asset as of March 31, 2006	$244,049

9. Segment Information

The Company has two reportable business segments: Great-West Healthcare and Financial Services. The Great-West Healthcare segment markets group life and health insurance to corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three months ended March 31, 2006 and 2005:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Premium income	$235,131	$186,489
Fee income	174,676	165,607
Net investment income	20,850	13,455
Net realized gains on investments	(672)	731
Total revenues	429,985	366,282

Benefits and expenses	(375,780)	(307,094)
Income tax expense	(17,282)	(18,299)
Net income	$36,923	$40,889

The following table summarizes the financial results of the Company’s Financial Services segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Premium income	$132,818	$135,483
Fee income	82,854	72,853
Net investment income	240,206	243,543
Net realized gains (losses) on investments	(7,963)	(9,386)
Total revenues	447,915	442,493

Benefits and expenses	(383,558)	(386,574)
Income tax expense	(20,897)	(16,038)
Net income	$43,460	$39,881

10. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either March 31, 2006 or December 31, 2005 and was in compliance with all covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of its activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with its investment portfolio, and other factors. Readers should also consider other matters, including any risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), applying the modified prospective transition method of adoption. Utilization of the modified prospective transition method requires the Company to estimate the grant date fair value for all unvested share-based payment awards at the date of adoption and for all share-based payment awards granted or modified thereafter.

Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R will be recognized in earnings ratably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost will be recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Adoption of SFAS No. 123R had no effect on the Company’s previously reported financial position or results of operations.

The fair value of share-based compensation awards has previously been estimated, and will continue to be estimated, using the Black-Scholes option-pricing model. Management will continue to evaluate and assess the estimates and assumptions utilized in the application of the Black-Scholes model.

During the three months ended March 31, 2006, the Company recognized share-based compensation costs in the amount of $1.315 million. At March 31, 2006, the Company had unrecognized compensation costs, net of estimated forfeitures, relating to unvested share-based compensation awards in the amount of $8.875 million. These costs will be recognized in earnings over the vesting periods of the related share-based compensation awards through December 2010. The weighted average period over which these costs will be recognized in earnings is 2.0 years.

Financial Condition

The following discussion addresses the financial condition of the Company as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared with the same period in 2005. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s report on Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

	Three Months Ended
(In millions)	March 31,
Operating Summary	2006	2005
Premium income	$368	$322
Fee income	258	239
Net investment income	261	257
Net realized gains (losses) on investments	(9)	(9)
Total revenues	878	809

Benefits and expenses	(760)	(694)
Income tax expense	(38)	(34)
Net income	$80	$81

Deposits for investment-type contracts (1)	$194	$701
Deposits to separate accounts	607	561
Self-funded premium equivalents	1,194	1,151

(1) Includes $27 million and $312 million at March 31, 2006 and 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying condensed consolidated financial statements.

(In millions)	March 31,	December 31,
Balance Sheet	2006	2005
Investment assets	$20,220	$20,543
Separate account assets (2)	15,014	14,456
Total assets	38,314	37,779
Total policy benefit liabilities	19,053	19,235
Due to parent and affiliates	234	241
Total stockholder’s equity	2,000	2,062

(2) Excludes $338 million and $319 million at March 31, 2006 and December 31, 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying condensed consolidated financial statements.

CONSOLIDATED RESULTS

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

The Company’s consolidated net income decreased by less than $1 million, or 1%, for the three months ended March 31, 2006 when compared to the corresponding period of the preceding year. The decrease in net income is primarily due to higher aggregate morbidity claims in the Healthcare segment partially offset by higher Financial Services fee income as a result of improved equity markets in the United States.

Premium income increased by $46 million, or 14%, for the three months ended March 31, 2006 when compared to the same period of the preceding year. This increase is primarily the result of the termination of the reinsurance with Allianz and improved renewal pricing in the Healthcare segment. Premiums ceded to Allianz were $0 and $47 million in 2006 and 2005, respectively.

Fee income increased by $19 million, or 8%, for the three months ended March 31, 2006 when compared to the same period of the preceding year. This increase is primarily the result of higher fee income in the Financial Services segment as a result of improved equity markets in the United States and higher utilization by pharmacy benefits management customers and related increases in prescription pricing in the Healthcare segment.

Investment income increased by $4 million or 2% during the three months ended March 31, 2006 when compared to the same period of 2005. This increase is primarily due to reinvesting assets at higher interest rates partially offset by decreased invested assets caused by lower policy liabilities.

Benefits and expenses increased by $66 million, or 10%, during the three months ended March 31, 2006 when compared to the first quarter of 2005. The increase in benefits and expenses is wholly related to the aforementioned reinsurance cession in the Company’s Healthcare segment.

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

Deposits to investment-type contracts decreased by $507 million during the first quarter of 2006 when compared to the same period of 2005. This decrease is primarily attributable to the purchase in 2005 of $312 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $27 million during 2006. Also included in the three months ended March 31, 2005, was a large investment-type contract deposit in the amount of $89 million related to a single contract.

Deposits for separate accounts increased by $46 million, or 8%, for the first quarter of 2006 when compared to the first quarter of 2005. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

The segment information below discusses the reasons for these changes.

SEGMENT RESULTS

Great-West Healthcare

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

The following is a summary of certain financial data of the Great-West Healthcare segment:

	Three Months Ended
(In millions)	March 31,
Operating Summary	2006	2005
Premium income	$235	$186
Fee income	175	166
Net investment income	21	13
Net realized gains on investments	(1)	1
Total revenues	430	366

Total benefits and expenses	376	307
Income tax expenses	17	18
Net income	$37	$41

Self-funded premium equivalents	$1,194	$1,151

The following is a summary of the Great-West Healthcare segment membership at March 31, 2006 and 2005:

(In millions)	March 31,
Membership	2006	2005	Change
Select and Mid Market Groups	1.249	1.283	(2.6)%
National and Specialty Risk Groups	.802	.631	27.1%
Total membership	2.051	1.914	7.1%

Net income for the three months ended March 31, 2006 decreased $4 million, or 10%, to $37 million when compared to the same period of the preceding year. This decrease is due primarily to higher aggregate morbidity claims partially offset by higher fee income and investment income. Pricing actions taken resulting from competitive market conditions also impacted aggregate morbidity results.

Premium revenue increased by $49 million, or 26%, to $235 million during the three months ended March 31, 2006 when compared to the same period of 2005. The increase is largely due to the termination of the Allianz reinsurance agreement. Premiums ceded to Allianz were $0 and $47 million in 2006 and 2005, respectively. Premium revenue was also impacted by improved renewal pricing. Fee income increased by $9 million, or 5%, during 2006 when compared to 2005 as a result of higher pharmacy benefits management revenue due to higher utilization and improved prescription pricing.

Membership at March 31, 2006 of 2.051 million increased by 7% from 1.914 million members at March 31, 2005. Membership at March 31, 2006 reflects a 1% increase from the December 31, 2005 membership of 2.025 million resulting from increased membership in Specialty Markets.

Excluding the $47 million of benefits and expenses associated with the 2005 Allianz reinsurance cession, Healthcare segment benefits and expenses increased by $22 million, or 7%, for the three months ended March 31, 2006 when compared to the same period in the preceding year. The increase is due primarily to higher aggregate claims experience.

Financial Services

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

The following is a summary of certain financial data of the Financial Services segment.

	Three Months Ended
(In millions)	March 31,
Operating Summary	2006	2005
Premium income	$133	$135
Fee income	83	73
Net investment income	240	244
Net realized gains (losses) on investments	(8)	(10)
Total revenues	448	442

Total benefits and expenses	384	386
Income tax expenses	21	16
Net income	$43	$40

Deposits for investment-type contracts	$194	$701
Deposits to separate accounts	607	561

The following is a summary of the Financial Services segment membership at March 31, 2006 and 2005:

(In millions)	March 31,
Participant Accounts	2006	2005	Change
Individual Markets Line	.453	.462	(1.9)%
Retirement Services Line	2.961	2.644	12.0%
Total membership	3.414	3.106	9.9%

Net income for the Financial Services segment increased by $3 million, or 8%, during the three months ended March 31, 2006 when compared to the same period of the preceding year. The increase is primarily due to increased fee income during 2006 as a result of the improved equity markets in the United States.

Total premiums including deposits to investment-type contracts and deposits to separate accounts decreased by $463 million or 33% during the three months ended March 31, 2006 when compared to the same period in the preceding year. The decrease is primarily within the Retirement Services area and is attributable to the purchase in 2005 of $319 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $27 million during 2006. Also included in the three months ended March 31, 2005, was a large investment-type contract deposit in the amount of $88 million related to a single contract.

Fee income has increased by $10 million, or 14%, during the three months ended March 31, 2006 when compared to the same period of 2005. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income decreased by $4 million or 2% during the three months ended March 31, 2006 when compared to the same period of 2005. This decrease is primarily due to decreased invested assets caused by lower policy liabilities.

Retirement participant accounts, including third party administration and institutional accounts, increased by 7% during the three months ended March 31, 2006 from 2.767 million at December 31, 2005 to 2.961 million at March 31, 2006, primarily as the result of new institutional record keeping clients.

General Account Investments

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company’s assets will meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company works to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

Fixed Maturities

Fixed maturity investments include public and privately placed corporate bonds, government bonds, and mortgage-backed and asset-backed securities. The Company’s strategy related to mortgage-backed and asset-backed securities is to focus on those investments with low prepayment risk and minimal credit risk. The Company does not invest in higher-risk collateralized mortgage obligations such as interest-only and principal-only strips, and currently has no plans to invest in such securities.

Private placement investments are generally less marketable than publicly traded assets, yet they typically offer enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

The rating distribution of the Company’s fixed maturity portfolio is summarized as follows:

	March 31,	December 31,
Credit Rating	2006	2005
AAA	59.7%	58.9%
AA	7.8	8.0
A	14.5	14.9
BBB	15.4	15.6
BB and below (non-investment grade)	2.6	2.6
Total	100.0%	100.0%

Impairment of Fixed Maturities and Equity Investments

The Company classifies all of its fixed maturities and equity investments as available-for-sale and records unrealized gains and losses through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year. At March 31, 2006, the Company’s unrealized losses were $329 million compared to $181 million at December 31, 2005. Investments in a loss position for less than twelve months had losses that totaled $142 million, which was an increase of $44 million from December 31, 2005. Investments in a loss position for greater than twelve months had losses that totaled $188 million, which was an increase of $104 million from December 31, 2005. The increase in losses was generally attributable to the rise in interest rates during the first three months of the year. The Company considers these investments to be only temporarily impaired.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

The critical accounting policies described below are those that the Company believes are important to the portrayal of its financial condition and results and that require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies determine the reported amounts of policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefit plans, and taxes on income.

1. Policy Reserves

Life Insurance and Annuity Reserves – The Company’s liability for contract and policy benefits is the largest liability included in its consolidated balance sheets representing 52.5% and 53.9% of total liabilities at March 31, 2006 and December 31, 2005, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

Reinsurance – The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are carried as reinsurance receivables in the Company’s consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its primary obligation to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the

Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $3.5 million of coverage per individual life.

Policy and Contract Claims – Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on the Company’s prior experience.

See Note 5 to the accompanying condensed consolidated financial statements for further discussion of reinsurance transactions.

2. Allowance For Credit Losses on Mortgage Loans

The Company maintains an allowance for credit losses on mortgage loans at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired mortgage loans. Management’s judgment is based on past loss experience and current and projected economic conditions and, as relates to mortgages, extensive situational analysis of each individual loan. The measurement of impaired loans is based on the fair value of the collateral. Individual mortgage and related collateral characteristics have a more pronounced impact on the ultimate adequacy of the allowance for mortgage loans.

3. Deferred Policy Acquisition Costs

Policy acquisition costs, which primarily consist of sales commissions, cost of policy issuance and underwriting and costs associated with the Company’s sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. Deferred costs associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. Amortization and adjustments to deferred policy acquisition costs are reflected in earnings through an adjustment to operating expenses.

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

•	Fair value hedges - Changes in the fair value of a derivative instrument that is designated as a fair value hedge are recorded in the current period earnings.

•

Cash flow hedges - Changes in the fair value of a derivative instrument that is designated as a cash flow hedge are recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to earnings when the cash flow of the hedged item impacts earnings.

•

Foreign currency hedges - Changes in the fair value of a derivative instrument that is designated as a foreign currency hedge are recorded in either current earnings or in accumulated other comprehensive income depending on whether the hedged transaction is either a fair value hedge or a cash flow hedge, respectively.

•	Derivatives not qualifying for hedge accounting - Changes in the fair value of a derivative instrument that does not qualify for hedge accounting treatment are recorded in current period earnings.

The Company generally enters into derivative transactions only with high quality institutions, as such, no losses associated with non-performance have occurred or are expected to occur. Derivative instruments are not used for speculative purposes.

5. Valuation of Privately Placed Fixed Maturities

A large portion of the Company’s invested assets is stated at fair value in the consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 40% of the Company’s fixed maturity investments at both March 31, 2006 and December 31, 2005 are valued using these types of estimates.

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

The estimates and assumptions utilized by the Company may differ materially from actual results obtained due to changes in market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the various plan’s participants.

See Note 7 to the accompanying condensed consolidated financial statements for further information on the Company’s employee benefit plans.

7. Taxes on Income

The Company’s effective tax rate is based upon expected income and statutory income tax rates and available tax planning opportunities. In the Company’s determination of its effective income tax rate, management considers judgments regarding its business plans, planning opportunities and expectations about their future outcomes. Certain changes or future events, such as changes in tax legislation and the commencement or completion of tax audits, could have an impact on management’s estimates and the Company’s effective tax rate.

Accounting and tax regulations require that items be included in income tax returns at different times from when they are reflected in financial statements. These timing differences give rise to deferred tax assets and liabilities. A deferred tax liability is recognized for temporary differences that will result in taxable amounts or nondeductible expenses in future years. A deferred tax asset is recognized for temporary differences that will result in tax-deductible amounts or nontaxable income in future years, including carryforwards.

The application of accounting principles generally accepted in the United States of America requires management to evaluate the recoverability of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the ”I.R.S.”) has completed audits of the Company’s income tax returns through 1993. I.R.S. audits of the Company’s income tax returns for the years 1994 through 2005 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

New Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of new accounting pronouncements that the Company has recently adopted or will adopt in the future.

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premium and annuity considerations, investment and fee income and investment maturities and sales. The principal uses of the Company’s liquidity relate to benefit payments, claim payments, payments to policy and contract holders in connection with policy surrenders and withdrawals, purchase of investments, commissions and general and administrative expenses.

The Company’s operations have liquidity requirements that vary among its principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable and are supported primarily by long-term, fixed income investments. Accident and health claim demands are stable and predictable but generally shorter in term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,001.4 million and $1,128.0 million as of March 31, 2006 and December

31, 2005, respectively. In addition, as of March 31, 2006 and December 31, 2005, 97% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $94.1 million and $95.1 million of commercial paper outstanding at March 31, 2006 and December 31, 2005, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

Capital resources provide protection for policyholders and financial strength to support the underwriting of insurance risks and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company’s senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company’s existing business.

ITEM 3.	QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Company’s assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. However, when the asset and liability payments are considered together, the primary risk is exposure to falling interest rates due to minimum credited rate guarantees in the liabilities. The Company’s exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with fixed and highly predictable benefit payments such as certificate annuities and payout annuities, the Company invests in fixed income assets with cash flows that closely match these products’ liability cash flows. The Company is then protected against interest rate changes, as any change in the fair value of the assets will be offset by a similar change in the fair value of the liabilities. For products with uncertain timing of benefit payments such as portfolio annuities and life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments.

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of March 31, 2006, the Company did not own any interest rate caps or interest rate floors.

To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

As a result of the coinsurance with funds withheld element of the Company’s reinsurance of business of CLAC’s United States branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company’s operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. Losses in the amount of $6.0 million and $7.2 million, net of offsetting changes in deferred ceding commissions and income taxes, were included in net income for the three months ended March 31, 2006 and 2005, respectively, as a result of this embedded derivative.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

There are no material changes from Risk Factors as previously disclosed in the Registrant’s Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	29
31.2	Rule 13a-14(a)/15d-14(a) Certification	30
32	18 U.S.C. 1350 Certification	31

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

By:	/s/Glen R. Derback	Date:	May 9, 2006
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)

EXHIBIT 31.1

CERTIFICATION

I, Raymond L. McFeetors, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Great-West Life & Annuity Insurance Company (the “registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/Raymond L. McFeetors	Date:	May 9, 2006
Raymond L. McFeetors, President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Mitchell T.G. Graye, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Great-West Life & Annuity Insurance Company (the “registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/Mitchell T.G. Graye	Date:	May 9, 2006
Mitchell T.G. Graye, Executive Vice President and
Chief Financial Officer

EXHIBIT 32

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Great-West Life & Annuity Insurance Company, a Colorado corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	May 9, 2006	/s/	Raymond L. McFeetors
Raymond L. McFeetors
President and Chief Executive Officer

Dated:	May 9, 2006	/s/	Mitchell T.G. Graye
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.