Form 10-Q
period 2006-08-10
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2006-08-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No [X ]

As of August 1, 2006, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

`NOTE:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Part I	Financial Information

Item 1.	Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005
INVESTMENTS:
Fixed maturities available-for-sale, at fair value
(amortized cost $14,020,581 and $13,736,055)	$13,645,335	$13,767,417
Mortgage loans on real estate (net of allowances
of $15,661 and $15,661)	1,405,940	1,460,559
Equity investments, at fair value (cost $510,257 and
$518,614)	508,627	524,212
Policy loans	3,872,907	3,715,888
Short-term investments, available-for-sale
(cost approximates fair value)	1,248,804	1,070,049
Other investments	4,534	4,659
Total investments	20,686,147	20,542,784

OTHER ASSETS:
Cash	52,155	57,903
Reinsurance receivable:
Related party	598,589	654,965
Other	254,245	256,156
Deferred policy acquisition costs	380,244	335,406
Deferred ceding commission	102,383	81,408
Investment income due and accrued	147,789	150,876
Receivables related to uninsured accident
and health plan claims (net of allowances of
$16,289 and $18,404)	160,234	145,203
Premiums in course of collection (net of allowances
of $4,378 and $5,227)	113,748	106,518
Deferred income taxes	280,424	190,044
Collateral for securities lending program	195,109	145,193
Due from parent and affiliates	26,691	26,646
Other assets	651,710	630,588
SEPARATE ACCOUNT ASSETS	14,703,808	14,455,710

TOTAL ASSETS	$38,353,276	$37,779,400

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2006	2005
POLICY BENEFIT LIABILITIES:
Policy reserves:
Related party	$4,684,806	$4,835,896
Other	13,318,653	13,387,868
Policy and contract claims	391,499	371,670
Policyholders’ funds	377,708	348,937
Provision for policyholders’ dividends	108,569	111,626
Undistributed earnings on participating business	183,392	178,907

GENERAL LIABILITIES:
Due to parent and affiliates	573,204	240,929
Repurchase agreements	859,489	755,905
Commercial paper	92,401	95,064
Payable under securities lending agreements	195,109	145,193
Other liabilities	916,494	789,984
SEPARATE ACCOUNT LIABILITIES	14,703,808	14,455,710
Total liabilities	36,405,132	35,717,689

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S EQUITY:
Preferred stock, $1 par value, 50,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	732,544	728,701
Accumulated other comprehensive income (loss)	(201,728)	(16,818)
Retained earnings	1,410,296	1,342,796
Total stockholder’s equity	1,948,144	2,061,711

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$38,353,276	$37,779,400

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES:	2006	2005	2006	2005
Premium income:
Related party (net of premiums
ceded totaling $1,843,
$1,223, $2,271 and
$2,579)	$50,300	$57,753	$119,787	$103,920
Other (net of premiums ceded
totaling $26,602, $80,496,
$36,227 and $135,458)	265,369	170,442	563,831	446,246
Fee income	256,558	236,833	514,088	475,292
Net investment income	277,787	292,106	538,842	549,104
Net realized gains (losses) on
investments	(14,122)	68,476	(22,757)	59,822
Total revenues	835,892	825,610	1,713,791	1,634,384
BENEFITS AND EXPENSES:
Life and other policy benefits
(net of reinsurance recoveries
totaling $9,036, $71,579,
$28,854 and $126,077)	372,986	270,497	700,715	537,780
Increase (decrease) in reserves:
Related party	(9,619)	(88,965)	2,341	(149,940)
Other	(28,069)	67,956	2,303	160,746
Interest paid or credited to
contractholders	117,425	118,698	230,723	237,707
Provision for policyholders’ share
of earnings on participating
business	152	1,407	2,765	1,746
Dividends to policyholders	19,970	21,545	50,948	57,671
Total benefits	472,845	391,138	989,795	845,710
Commissions	52,302	47,573	102,086	92,743
Operating expenses	183,449	187,815	367,953	372,215
Premium taxes	9,080	10,866	17,179	20,392
Total benefits and expenses	717,676	637,392	1,477,013	1,331,060
INCOME BEFORE INCOME
TAXES	118,216	188,218	236,778	303,324
PROVISION FOR INCOME
TAXES:
Current	31,725	73,679	56,792	81,082
Deferred	349	(13,893)	13,461	13,040
Total income taxes	32,074	59,786	70,253	94,122

NET INCOME	$86,142	$128,432	$166,525	$209,202

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED JUNE 30, 2006

(In Thousands)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

				Unrealized	Minimum
	Preferred	Common	Additional Paid-in	Gains (Losses) on	Pension Liability	Retained
	Stock	Stock	Capital	Securities	Adjustment	Earnings	Total
Balances, January 1, 2005	$-	$7,032	$725,935	$133,546	$(14,751)	$1,192,599	$2,044,361
Net income						371,555	371,555
Other comprehensive income (loss)				(125,280)	(10,333)		(135,613)
Total comprehensive income (loss)							235,942
Dividends						(221,358)	(221,358)
Income tax benefit on stock compensation			2,766				2,766

Balances, December 31, 2005	$-	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income						166,525	166,525
Other comprehensive income (loss)				(184,910)			(184,910)
Total comprehensive income (loss)							(18,385)
Dividends						(99,025)	(99,025)
Capital contribution – stock
compensation expense			2,476				2,476
Income tax benefit on stock compensation			1,367				1,367

Balances, June 30, 2006	$-	$7,032	$732,544	$(176,644)	$(25,084)	$1,410,296	$1,948,144

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES:	2006	2005
Net income	$166,525	$209,202
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Earnings allocated to participating policyholders	2,765	1,746
Amortization of investments	(25,261)	(28,206)
Net realized losses (gains) on investments	22,757	(59,822)
Depreciation and amortization	29,808	39,202
Deferral of acquisition costs	(27,421)	(25,090)
Deferred income taxes	13,461	13,040
Changes in assets and liabilities:
Policy benefit liabilities	(22,239)	19,954
Reinsurance receivable	64,811	22,342
Accrued interest and other receivables	(19,174)	7,304
Other, net	9,005	(163,573)
Net cash provided by operating activities	215,037	36,099

INVESTING ACTIVITIES:
Proceeds from sales, maturities and redemptions
of investments:
Fixed maturities available-for-sale	10,969,304	8,917,551
Mortgage loans on real estate	156,412	185,325
Equity investments	58,135	84,786
Purchases of investments:
Fixed maturities available-for-sale	(11,250,464)	(9,395,466)
Mortgage loans on real estate	(104,950)	(14,317)
Equity investments	(46,889)	(89,809)
Net change in short-term investments	(178,755)	(241,155)
Other, net	22,706	76,632
Net cash used in investing activities	(374,501)	(476,453)

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
FINANCING ACTIVITIES:	2006	2005
Contract deposits	$491,664	$877,482
Contract withdrawals	(696,937)	(677,948)
Change in due to parent and affiliates	332,230	47,370
Dividends paid	(99,025)	(160,567)
Net commercial paper repayments	(2,663)	(16,471)
Change in bank overdrafts	24,863	21,249
Net repurchase agreement borrowings	103,584	314,993
Net cash provided by financing activities	153,716	406,108

Net decrease in cash	(5,748)	(34,246)
Cash, beginning of period	57,903	110,518

Cash, end of period	$52,155	$76,272

Supplemental disclosures of cash flow information

Cash paid during the periods for:
Income taxes	$38,926	$11,466
Interest	9,423	8,520

Non-cash investing and financing transactions during the period:
Share-based compensation expense	$2,476	$-

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturities, employee benefits plan obligations and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Certain reclassifications have been made to the 2005 Condensed Consolidated Statement of Cash Flows to conform to the 2006 presentation. The Company is presenting contract deposits and contract withdrawals separately, which were presented on a net basis in 2005. As a result of these reclassifications, net cash provided by operating activities increased and net cash provided by financial activities decreased by $80,692, respectively. These changes in classification had no effect on previously reported stockholder’s equity or net income.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires a company to use the fair value method to recognize the cost of its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its condensed consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the results of the Company’s operations. (See Note 6)

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary in nature and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. The provisions of SFAS No. 155 may also be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The Company is evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial position and the results of its operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN 48 will have on its consolidated financial position and the results of its operations.

3. Related Party Transactions

In addition to the 2004 surplus note payable to GWL&A Financial in the face amount of $195,000, a new surplus note was issued to GWL&A Financial on May 16, 2006, with a face amount and carrying amount of $333,400. This surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016. After May 16, 2016 the surplus note will bear an interest rate of 2.588% plus the then current three-month LIBOR rate. This surplus note matures on May 16, 2046 and is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016. The Company used the proceeds from the issuance of this surplus note for general corporate purposes. Payments of principal and interest under both surplus notes shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

The Company and The Canada Life Assurance Company (“CLAC”), an affiliate, have an indemnity reinsurance agreement pursuant to which the Company assumes 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC.

The Company and CLAC amended the indemnity reinsurance agreement in 2005 to allow for periodic transfers of funds withheld assets. Under the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007. During the six months ended June 30, 2006, CLAC transferred assets to the Company as follows:

Assets		Liabilities and Stockholder’s Equity
Cash	$38,000	$-
Reinsurance receivable	(38,000)
	$-	$-

As a result of this and previous asset transfers, the reinsured 80% of the life, health and annuity business is currently 61% coinsurance and 19% coinsurance with funds withheld.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the six-month periods ended June 30, 2006 and 2005, these purchases totaled $34,872 and $334,414, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $336,855 and $318,907 at June 30, 2006 and December 31, 2005, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

4. Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to market recording unrealized gains and losses in the other comprehensive income section of stockholder’s equity. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is significantly below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
•	The decline in fair value has existed for an extended period of time.
•	A debt security has been downgraded by a rating agency.
•	The financial condition of the issuer has deteriorated.
•	Dividends have been reduced/eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will ultimately be recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year.

Unrealized losses for fixed maturities and equity securities

The following tables summarize unrealized investment losses by class of investment at June 30, 2006 and December 31, 2005. The Company considers these investments to be only temporarily impaired.

	June 30, 2006
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed Maturities:	fair value	Loss	fair value	loss	fair value	loss
U.S. Government
direct obligations
and U.S. agencies	$1,851,300	$50,938	$518,999	$17,094	$2,370,299	$68,032
Obligations of U.S.
states and their
subdivisions	642,639	25,015	134,141	8,827	776,780	33,842
Foreign governments	11,719	141	1,558	103	13,277	244
Corporate debt
securities	3,016,220	146,855	870,441	52,651	3,886,661	199,506
Mortgage-backed
and asset-backed
securities	2,636,091	128,805	462,304	27,623	3,098,395	156,428
Total fixed maturities	$8,157,969	$351,754	$1,987,443	$106,298	$10,145,412	$458,052

Total equity investments	$61,577	$4,548	$64,191	$5,386	$125,768	$9,934

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed Maturities:	fair value	Loss	fair value	loss	fair value	loss
U.S. Government
direct obligations
and U.S. agencies	$1,332,248	$20,663	$327,392	$7,975	$1,659,640	$28,638
Obligations of U.S.
states and their
subdivisions	355,708	4,876	190,828	7,326	546,536	12,202
Foreign governments	10,997	56	2,863	137	13,860	193
Corporate debt
securities	1,899,246	45,172	903,183	41,855	2,802,429	87,027
Mortgage-backed
and asset-backed
securities	1,590,209	26,855	714,946	26,469	2,305,155	53,324
Total fixed maturities	$5,188,408	$97,622	$2,139,212	$83,762	$7,327,620	$181,384

Total equity investments	$129,081	$4,449	$3,414	$161	$132,495	$4,610

Fixed maturities - At June 30, 2006 and December 31, 2005, there were 1,956 and 1,134 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $8,157,969 and $5,188,408, respectively, and unrealized losses in the amounts of $351,754 and $97,622, respectively. At June 30, 2006 and December 31, 2005, less than 1% and 2% of these securities, respectively, were rated non-investment grade. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired.

At June 30, 2006 and December 31, 2005, there were 473 and 641 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $1,987,443 and $2,139,212, respectively, and unrealized losses in the amounts of $106,298 and $83,762, respectively.

U.S. Government direct obligations and U.S. agencies, obligations of U.S. states and their subdivisions and foreign governments - The unrealized losses on the Company’s investments in U.S. Government direct obligations and U.S. agencies, obligations of U.S. States and their subdivisions, and foreign governments as of June 30, 2006 and December 31, 2005 were caused by market interest rate increases since the securities were acquired. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. All of these investments are rated A and above. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Mortgage-backed and asset-backed securities - The losses in both categories are related to market interest rate increases since the purchase of the securities. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other–than-temporarily impaired at June 30, 2006.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

Corporate debt securities -

	June 30, 2006
	Less than twelve months		Twelve months or longer
	Number of	Unrealized	Number of	Unrealized
Industry	securities	loss	securities	loss
Airline	-	$-	9	$583
Automotive	4	1,272	7	7,105
Bank	23	17,280	6	4,069
Electric / Utilities	91	30,707	25	9,276
Insurance	22	14,345	2	1,026
Oil and Gas	15	6,713	1	41
Telephone and
Telecommunications	25	7,742	13	3,399
Other	228	68,796	96	27,152
Total corporate debt
securities	408	$146,855	159	$52,651

Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other–than-temporarily impaired at June 30, 2006.

Equity investments - At June 30, 2006 and December 31, 2005, the Company had unrealized losses on equity investments in the amounts of $9,934 and $4,610, respectively. The increase in unrealized loss is primarily a result of the decline in market value of an exchange-traded bond fund whose value fluctuates with interest rates. Of the total unrealized loss of $9,934, $5,386 has been in a loss position for less than twelve months. At June 30, 2006, the Company has no information indicating that any of these investments are other-than-temporarily impaired.

Other-than-temporary impairment

During the six months ended June 30, 2006 no other-than-temporary impairments in fair value of fixed maturity investments were recorded. The Company recorded other-than-temporary impairments in the amount of $4,432 during the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company recorded other-than-temporary impairments on equity securities in the amount of $373. No impairments on equity securities were recorded during the six months ended June 30, 2005.

The Company has fixed maturity securities with fair values in the amounts of $10,004 and $13,312 that have been non-income producing for the twelve months preceding June 30, 2006 and December 31, 2005, respectively.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Great-West Healthcare division of the Company entered into a reinsurance agreement, effective January 1, 2003, with Allianz Risk Transfer (Bermuda) Limited to cede 90% in 2003, 75% in 2004 and 40% in 2005 of direct written group health stop-loss and excess loss activity. This agreement was terminated on December 31, 2005.

6. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. Options may be granted with exercise prices not less than the market price of the shares on the date of the grant. The Lifeco plan provides for the granting of options with varying terms and vesting requirements. Generally, options granted under the Lifeco plan vest and become exercisable at the rate of 20% per year commencing on the first anniversary of the grant and expire ten years from the date of the grant.

The Company adopted the provisions of SFAS No. 123R on January 1, 2006, applying the modified prospective transition method of adoption, accordingly, the results of prior years have not been restated. Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of APB No. 25 and the related interpretations, as permitted by SFAS No. 123. During the three and six month periods ended June 30, 2006, the Company recognized $1,161 and $2,476, respectively, in its Condensed Consolidated Statements of Income related to share-based compensation expense. No share-based compensation cost was recognized in the Condensed Consolidated Statements of Income during the three and six month periods ended June 30, 2005 since the stock options granted prior to adoption of SFAS No. 123R had exercise prices equal to the market value of the underlying Lifeco common stock on the date of grant.

Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R will be recognized in earnings ratably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost will be recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R. At June 30, 2006, the Company had $7,714, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through December 2010. The weighted average period over which these costs will be recognized in earnings is 2.0 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees, which are outstanding at June 30, 2006. The options granted relate to stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

		Weighted Average
		Exercise	Remaining
	Shares	Price	Contractual	Aggregate
	Under Option	(Whole Dollars)	Term (Years)	Intrinsic Value
Outstanding, January 1, 2006	6,043,866	$14.04
Granted	-	-
Exercised	(675,000)	9.62
Expired or cancelled	(143,500)	13.99
Outstanding, June 30, 2006	5,225,366	$15.34	5.5	$52,614

Vested and expected to
vest, June 30, 2006	5,068,323	$15.15	5.5	$52,005

Exercisable, June 30, 2006	3,654,932	$12.68	4.5	$46,526

( The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on June 30, 2006 and the exercise price of the option multiplied by the number of options.

The following table illustrates the proforma effect on net income for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option awarded is estimated on the date of the grant using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
Proforma disclosures	June 30, 2005	June 30, 2005
Net income, as reported	$128,432	$209,202
Less: compensation for fair value of
stock options, net of related tax effect	(648)	(1,488)
Proforma net income	$127,784	$207,714

As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $1,161 and $1,027 lower, respectively, and for the six months ended June 30, 2006 were $2,476 and $2,201 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The adoption of SFAS No. 123R did not have an effect on the Company’s cash flow. The cash proceeds from the exercise of stock options are received and retained by Lifeco.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

The following table presents other information regarding options granted under the Lifeco plan during the three and six-month periods ended June 30, 2006.

		Three Months Ended		Six Months Ended
		June 30, 2006		June 30, 2006
Weighted average fair value of options granted	$	N/A	$	N/A
Intrinsic value of options exercised 		3,146		10,626
Fair value of options vested		712		2,431

( The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

7. Components of Net Periodic Benefit Cost

The components of the cost of employee benefit plans included in operating expenses during the three and six-month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$2,352	$2,124	$463	$596
Interest cost	3,993	3,634	327	605
Expected return on
plan assets	(4,209)	(3,902)	-	-
Amortization of transition
obligation	(379)	(379)	-	-
Amortization of
unrecognized prior
service cost	115	158	(932)	(467)
Amortization of gains from
earlier periods	1,362	1,009	139	113
Net periodic benefit cost	$3,234	$2,644	$(3)	$847

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$4,595	$4,274	$896	$1,404
Interest cost	7,976	7,329	679	1,347
Expected return on
plan assets	(8,391)	(7,804)	-	-
Amortization of transition
obligation	(758)	(758)	-	-
Amortization of
unrecognized prior
service cost	230	316	(1,862)	(645)
Amortization of gains from
earlier periods	2,549	2,123	316	277
Net periodic benefit cost	$6,201	$5,480	$29	$2,383

The Company expects to make contributions of approximately $3,600 to its pension plan during the year ended December 31, 2006.

8. Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between December 31, 2005 and June 30, 2006 is as follows:

Deferred tax asset, January 1, 2006	$190,044
Reduction in deferred tax asset related to the consolidated
statement of income	(13,461)
Increase in deferred tax asset included in other comprehensive income:
Related to change in unrealized losses on investment assets	89,636
Related to losses on derivative instruments	10,437
Other, net	3,768
Deferred tax asset, June 30, 2006	$280,424

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premium income	$207,719	$144,059	$442,850	$330,546
Fee income	175,542	163,275	350,218	328,881
Net investment income	18,956	16,965	39,805	30,420
Net realized investment
gains (losses)	1,771	20,323	1,100	21,055
Total revenues	403,988	344,622	833,973	710,902
Total benefits and
expenses	364,866	266,818	740,646	573,912
Income tax expense	14,162	26,441	31,445	44,739
Net income	$24,960	$51,363	$61,882	$92,251

The following table summarizes the financial results of the Company’s Financial Services segment for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premium income	$107,950	$84,136	$240,768	$219,620
Fee income	81,016	73,558	163,870	146,411
Net investment income	258,831	275,141	499,037	518,684
Net realized investment
gains (losses)	(15,893)	48,153	(23,857)	38,767
Total revenues	431,904	480,988	879,818	923,482
Total benefits and
expenses	352,810	370,574	736,367	757,148
Income tax expense	17,912	33,345	38,808	49,383
Net income	$61,182	$77,069	$104,643	$116,951

10. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either June 30, 2006 or December 31, 2005 and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars In Thousands)

(Unaudited)

11. Other

On June 26, 2006, the Company announced that it had reached an agreement to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates. The acquisition also includes the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. The transaction is expected to close during the fourth quarter of 2006, subject to obtaining required regulatory approvals. The acquisition is expected to increase assets and policyholder liabilities by approximately $1,400,000 on the Company’s consolidated balance sheet. In addition, the Company will receive fee income by providing administrative services and recordkeeping functions on approximately $6,100,000 of participant account values.

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

Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Adoption of SFAS No. 123R had no effect on the Company’s previously reported financial position or results of its operations.

The fair value of share-based compensation awards has previously been estimated, and will continue to be estimated, using the Black-Scholes option-pricing model. Management will continue to evaluate and assess the estimates and assumptions utilized in the application of the Black-Scholes model.

During the six months ended June 30, 2006, the Company recognized share-based compensation costs in the amount of $2.5 million. At June 30, 2006, the Company had unrecognized compensation costs, net of estimated forfeitures, relating to unvested share-based compensation awards in the amount of $7.7 million. These costs will be recognized in earnings over the vesting periods of the related share-based compensation awards through December 2010. The weighted average period over which these costs will be recognized in earnings is 2.0 years.

Surplus Note

In addition to the 2004 surplus note payable to GWL&A Financial in the face amount of $195 million, on May 16, 2006, a new surplus note was issued to GWL&A Financial with a face amount and carrying amount of $333.4 million. This surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16. The interest rate will fluctuate during periods subsequent to May 16, 2016 based upon the then current thirty day LIBOR rate. This surplus note matures on May 16, 2046. The Company used the proceeds from the issuance of this surplus note for general corporate purposes. Payments of principal and interest under both surplus notes shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law.

Other Matters

On June 26, 2006, the Company announced that it had reached an agreement to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates. The acquisition also includes the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. The transaction is expected to close during the fourth quarter of 2006, subject to obtaining required regulatory approvals. The acquisition is expected to increase assets and policyholder liabilities by approximately $1.4 billion on the Company’s consolidated balance sheet. In addition, the Company will receive fee income by providing administrative services and recordkeeping functions on approximately $6.1 billion of participant account values.

Financial Condition

The following discussion addresses the financial condition of the Company as of June 30, 2006 compared with December 31, 2005 and its results of operations for the three and six-month periods ended June 30, 2006 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

Results of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Premium income	$316	$228	$684	$550
Fee income	256	237	514	475
Net investment income	278	292	539	549
Net realized gains (losses)
on investments	(14)	69	(23)	60
Total revenues	836	826	1,714	1,634
Total benefits and expenses	718	638	1,477	1,331
Income tax expenses	32	60	70	94
Net income	$86	$128	$167	$209

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Deposits for investment-
type contracts 	$219	$236	$442	$741
Deposits to separate
accounts	606	521	1,213	1,082
Self-funded premium
equivalents	1,189	1,156	2,383	2,307

( Includes $8 million and $22 million during the three months ended June 30, 2006 and 2005, respectively, and $35 million and $334 million during the six months ended June 30, 2006 and 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Balance Sheet
(In millions)	June 30, 2006	December 31, 2005
Investment assets	$20,686	$20,543
Separate account assets ‚	14,704	14,456
Total assets	38,353	37,779
Total policy benefit liabilities	19,065	19,235
Due to parent and affiliates	573	241
Total stockholder’s equity	1,948	2,062

( Excludes $337 million and $319 million at June 30, 2006 and December 31, 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Consolidated Results

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

The Company’s consolidated net income decreased by $42 million, or 32.8%, for the three months ended June 30, 2006 when compared to the corresponding period of the preceding year. The decrease in net income is primarily due to net realized losses on investments during 2006 in the amount of $14 million compared to net realized gains on investments in the amount of $69 million during 2005 and poor aggregate stop loss experience in the Healthcare segment.

Premium income increased by $88 million, or 38.6%, for the three months ended June 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of the termination of the reinsurance agreement with Allianz. Premiums ceded to Allianz were $0 and $50 million during the 2006 and 2005 periods, respectively. The increase is also affected by improved renewal pricing in the Healthcare segment.

Fee income increased by $19 million, or 8.0%, for the three months ended June 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of higher fee income in the Financial Services segment as a result of new institutional record keeping client relationships and administrative fees from increased membership in the Select and Specialty Markets in the Healthcare segment.

Net realized gains (losses) on investments decreased by $83 million during the three months ended June 30, 2006 when compared to the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $45 million on an equity investment sale during 2005 and realized losses on dollar roll financing transactions and short duration fixed maturity investments during 2006.

Benefits and expenses increased by $80 million, or 12.5%, during the three months ended June 30, 2006 when compared to the same period of 2005. The increase in benefits and expenses is primarily related to the aforementioned $50 million Allianz reinsurance agreement termination and higher aggregate and specific morbidity claims in the Healthcare segment.

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

Deposits to investment-type contracts decreased by $17 million during the three months ended June 30, 2006 when compared to the same period of 2005. This increase is primarily attributable to the purchase in 2005 of $22 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $8 million during 2006.

Deposits for separate accounts increased by $85 million, or 16.3%, during the three months ended June 30, 2006 when compared to the same period of 2005. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

Self-funded premium equivalents increased by $33 million, or 2.9%, during the three months ended June 30, 2006 when compared to the same period of 2005. This increase was primarily due to the higher morbidity claims in the Healthcare segment.

The segment information below further discusses the reasons for these changes.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

The Company’s consolidated net income decreased by $42 million, or 20.1%, during the six months ended June 30, 2006 when compared to the corresponding period of the preceding year. The decrease in net income is primarily due to net realized losses on investments during 2006 in the amount of $23 million compared to net realized gains on investments in the amount of $60 million during 2005 and poor aggregate stop loss experience in the Healthcare segment. These are partially offset by higher fee income.

Premium income increased by $134 million, or 24.4%, for the six months ended June 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of the termination of the reinsurance agreement with Allianz. Premiums ceded to Allianz were $0 and $96 million in the 2006 and 2005 periods, respectively. The increase is also a result of improved renewal pricing in the Healthcare segment.

Fee income increased by $39 million, or 8.2%, for the six months ended June 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of increased administrative fees on higher membership and increased pharmacy benefit management revenue in the Healthcare segment. The Financial Services segment fee income increased as a result of new institutional partner relationships and improved equity markets in the United States.

The Company incurred net realized losses on investments in the amount of $23 million during 2006 compared with net realized gains on investments in the amount of $60 million during 2005. The decrease is primarily due to a one-time gain in the amount of $45 million on an equity investment sale during 2005 and interest rate related realized losses on dollar roll financing transactions and short duration fixed maturity investments during 2006.

Benefits and expenses increased by $146 million, or 11.0%, during the six months ended June 30, 2006 when compared to the first quarter of 2005. The increase in benefits and expenses is primarily related to the aforementioned $96 million Allianz reinsurance agreement termination and higher aggregate and specific morbidity claims in the Healthcare segment.

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

Deposits to investment-type contracts decreased by $299 million during the six months ended June 30, 2006 when compared to the same period of 2005. This decrease is primarily attributable to the purchase in 2005 of $334 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $35 million during 2006.

Deposits for separate accounts increased by $131 million, or 12%, during the six months ended June 30, 2006 when compared to the same period of 2005. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

Self-funded premium equivalents increased by $76 million, or 3.3%, during the six months ended June 30, 2006 when compared to the same period of 2005. This increase was primarily due to the higher morbidity claims in the Healthcare segment.

The segment information below further discusses the reasons for these changes.

Segment Results

Great-West Healthcare Segment

The following is a summary of certain financial data of the Great-West Healthcare segment:

Operating Summary	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Premium income	$208	$144	$443	$331
Fee income	175	163	350	329
Net investment income	19	17	40	30
Net realized gains (losses)
on investments	2	21	1	21
Total revenues	404	345	834	711
Total benefits and expenses	365	267	741	574
Income tax expenses	14	27	31	45
Net income	$25	$51	$62	$92

Self-funded premium
equivalents	$1,189	$1,156	$2,383	$2,307

The following is a summary of the Great-West Healthcare segment membership at June 30, 2006 and 2005:

Membership	June 30,
(In millions)	2006	2005	Change
Select and Mid Market Groups	1.234	1.267	(2.6)%
National and Specialty Risk Groups	.843	.625	34.8%
Total membership	2.077	1.892	9.8%

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

Net income for the three months ended June 30, 2006 decreased by $26 million, or 51.0%, to $25 million when compared to the same period of the preceding year. This decrease is due primarily to a deterioration of aggregate stop loss experience. The poor aggregate stop loss experience was due to pricing levels resulting from competitive market conditions, higher medical trend during 2006 compared to the same period of last year and a combination of a faster claims processing and faster submission of claims by providers.

Premium income increased by $64 million, or 44.4%, to $208 million during the three months ended June 30, 2006 when compared to the same period of 2005. The increase is largely due to the termination of the Allianz reinsurance agreement. Premiums ceded to Allianz were $0 and $50 million in 2006 and 2005, respectively. Premium income was also impacted by improved renewal pricing.

Fee income increased by $12 million, or 7.4%, during 2006 when compared to 2005 as a result of increased membership in the Select and Specialty Markets.

Net realized gains (losses) on investments decreased by $19 million to $2 million during the three months ended June 30, 2006 when compared to the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $16 million on an equity investment sale during 2005.

Excluding the $50 million of benefits and expenses associated with the 2005 Allianz reinsurance cession, Healthcare segment benefits and expenses increased by $48 million, or 15.0%, for the three months ended June 30, 2006 when compared to the same period in the preceding year. The increase is due primarily to higher aggregate and specific claims experience.

Membership of 2.077 million at June 30, 2006, increased by 1.2% from 2.051 million members at March 31, 2006. Membership at June 30, 2006 reflects a 9.8% increase from the June 30, 2005 membership of 1.892 million due to increased membership in Specialty Markets.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

Net income for the six months ended June 30, 2006 decreased by $30 million, or 32.6%, to $62 million when compared to the same period of the preceding year. This decrease is due primarily to higher aggregate and specific morbidity experience and lower net realized gains on investments, partially offset by higher fee income and investment income. Pricing actions taken resulting from competitive market conditions have also negatively impacted aggregate and specific morbidity results.

Premium income increased by $112 million, or 33.8%, to $443 million during the six months ended June 30, 2006 when compared to the same period of 2005. The increase is largely due to the termination of the Allianz reinsurance agreement. Premiums ceded to Allianz were $0 and $96 million during 2006 and 2005, respectively. The increase in premium revenue was also a result of improved renewal pricing.

Fee income increased by $21 million, or 6.4%, during 2006 when compared to 2005 as a result of increased membership in the Select and Specialty Markets, increased renewal pricing and higher pharmacy benefits management revenue.

Net realized gains (losses) on investments decreased by $20 million to $1 million during the six months ended June 30, 2006 when compared to the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $16 million on an equity investment sale during 2005.

Excluding the $96 million of benefits and expenses associated with the 2005 Allianz reinsurance cession, Healthcare segment benefits and expenses increased by $71 million, or 11.0%, for the six months ended June 30, 2006 when compared to the same period in the preceding year. The increase is due primarily to higher aggregate and specific claims experience.

Membership at June 30, 2006 of 2.077 million, increased by 2.6% from 2.025 million members at December 31, 2005 due to an increase in Specialty Markets.

Financial Services Segment

The following is a summary of certain financial data of the Financial Services segment:

Operating Summary	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Premium income	$108	$84	$241	$219
Fee income	81	74	164	146
Net investment income	259	275	499	519
Net realized gains (losses)
on investments	(16)	48	(24)	39
Total revenues	432	481	880	923
Total benefits and expenses	353	371	736	757
Income tax expenses	18	33	39	49
Net income	$61	$77	$105	$117

Deposits for investment
type contracts	$219	$236	$442	$741
Deposits to separate
accounts	606	521	1,213	1,082

The following is a summary of the Financial Services segment membership at June 30, 2006 and 2005:

Participant Accounts	June 30,
(In millions)	2006	2005	Change
Individual Markets Line	.451	.460	(2.0%)
Retirement Services Line	2.968	2.672	11.1%
Total membership	3.419	3.132	9.2%

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

Net income for the Financial Services segment decreased by $16 million, or 20.8%, during the three months ended June 30, 2006 when compared to the same period of the preceding year. The decrease is primarily due to lower net investment income and lower net realized gains (losses) on investments, partially offset by improved mortality.

Total premiums including deposits to investment-type contracts and deposits to separate accounts increased by $211 million or 30.3% during the three months ended June 30, 2006 when compared to the same period in the preceding year. The increase is primarily within the Individual Markets area and is attributable to improved sales of business owned life insurance and individual annuities

Fee income has increased by $7 million, or 9.4%, during the three months ended June 30, 2006 when compared to the same period of 2005. The increase is related to fees on new institutional partner relationships and the improved equity markets.

Net investment income decreased by $16 million or 5.8% during the three months ended June 30, 2006 when compared to the same period of 2005. The decrease is primarily due to the investment experience on the Canada Life Assurance Company (“CLAC”) funds withheld agreement as well as the change in the market value of the embedded derivative in the same agreement, the combination of which decreased net investment income by $19.5 million during 2006 when compared to 2005.

Net realized gains (losses) on investments decreased by $64 million to a loss of $16 million during the three months ended June 30, 2006 when compared to a gain of $48 million during the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $29 million on an equity investment sale during 2005 and realized losses on fixed maturities during 2006.

Total benefits and expenses decreased by $18 million, or 4.8%, during the three months ended June 30, 2006 when compared to the same period of 2005. The decrease was primarily the result of improved mortality rates and a decrease in amortization of the deferred ceding commission.

Retirement participant accounts, including third party administration and institutional accounts, at June 30, 2006 of 2.968 million increased by 0.2% from 2.961 million at March 31, 2006. Retirement participant accounts at June 30, 2006 increased by 11.1% from 2.672 million at June 30, 2005, primarily as a result of new record keeping clients.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

Net income for the Financial Services segment decreased by $12 million, or 10.3%, during the six months ended June 30, 2006 when compared to the same period of the preceding year. The decrease is primarily due to lower net investment income and net realized gains (losses) on investments.

Total premiums, including deposits to investment-type contracts and deposits to separate accounts decreased by $252 million or 12.0% during the six months ended June 30, 2006 when compared to the same period in the preceding year. The decrease is primarily within deposits to investment-type contracts in the Retirement Services area. During 2005, $334 million of the Company’s guaranteed interest annuity contracts were purchased by Maxim Series Fund, Inc., as compared to the purchase of $35 million during 2006. Also included in the six months ended June 30, 2005, was a large investment-type contract deposit in the amount of $88 million related to a single contract.

Fee income has increased by $18 million, or 12.3%, during the six months ended June 30, 2006 when compared to the same period of 2005. The increase is primarily related to new institutional partner relationships and improved equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income decreased by $20 million or 3.9% during the six months ended June 30, 2006 when compared to the same period of 2005. The decrease is primarily due to the investment experience on the CLAC funds withheld agreement as well as the change in the market value of the embedded derivative in the same agreement, the combination of which decreased net investment income by $16.2 million during 2006 when compared to 2005.

Net realized gains (losses) on investments decreased by $63 million to a loss of $24 million during the six months ended June 30, 2006 when compared to a gain of $39 million during the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $29 million on an equity investment sale during 2005 and interest rate related realized losses on dollar roll financing transactions and short duration fixed maturity investments during 2006.

Total benefits and expenses decreased by $21 million, or 2.8%, during the six months ended June 30, 2006 when compared to the same period of 2005. The decrease was primarily the result of improved mortality rates and a decrease in amortization of the deferred ceding commission.

Retirement participant accounts, including third party administration and institutional accounts, at June 30, 2006 of 2.968 increased by 7.3% from 2.766 million at December 31, 2005, primarily as the result of new institutional record keeping clients.

The following table provides information for the Retirement Services’ customer account values:

	Change for the
	Three Months Ended
	June 30,		Total at June 30,
					Percent
(In millions)	2006	2005	2006	2005	Change
General Account - Fixed
Options:
Public / Non-profit	$(30)	$17	$3,636	$3,795	(4.2%)
401(K)	36	17	1,116	1,078	3.5%
	$6	$34	$4,752	$4,873	(2.5%)

Separate Accounts -
Variable Options:
Public / Non-profit	$(224)	$86	$5,517	$5,478	0.7%
401(K)	(205)	110	6,516	6,207	5.0%
	$(429)	$196	$12,033	$11,685	3.0%

Unaffiliated Retail
Investment Options and
Administrative Services
Only:
Public / Non-profit	$(230)	$1,254	$38,529	$31,324	23.0%
401(K)	36	151	5,736	5,157	11.2%
Institutional	(927)	452	24,022	16,242	47.9%
	$(1,121)	$1,857	$68,287	$52,723	29.5%

Account values invested in the general account fixed investment options have decreased by 2.5% compared to the same period of the prior year due to the termination of a single large case that totaled $60 million.

Account values invested in the segregated variable investment options have remained relatively flat when comparing June 30, 2006 to June 30, 2005.

Participant accounts’ values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 29.5% during 2006. The increase is primarily attributable to an increase in participants from institutional cases and improvement in the U.S. equity markets.

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

Fixed Maturity Investments

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. The following table contains the rating distribution of the Company’s fixed maturity investment portfolio.

Credit Rating	June 30, 2006	December 31, 2005
AAA	59.9%	58.9%
AA	7.6%	8.0
A	14.6%	14.9
BBB	15.6%	15.6
BB and below (non-investment grade)	2.3%	2.6
Total	100.0%	100.0%

Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturities and equity investments as available-for-sale and records unrealized gains and losses through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary, even in periods exceeding one year. At June 30, 2006, the Company’s unrealized losses were $458 million compared to $181 million at December 31, 2005. Investments in a loss position for less than twelve months had losses that totaled $352 million, which was an increase of $254 million from December 31, 2005. Investments in a loss position for greater than twelve months had losses that totaled $106 million, which was an increase of $22 million from December 31, 2005. The increase in losses was generally attributable to the rise in interest rates during the first six months of the year.

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

1. Policy Reserves

Life Insurance and Annuity Reserves – The Company’s liability for contract and policy benefits is the largest liability included in its condensed consolidated balance sheets representing 52.4% and 53.9% of total liabilities at June 30, 2006 and December 31, 2005, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

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

5. Valuation of Privately Placed Fixed Maturities

A large portion of the Company’s invested assets is stated at fair value in the consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 39% and 40% of the Company’s fixed maturity investments at June 30, 2006 and December 31, 2005, respectively, are valued using these types of estimates.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the ”I.R.S.”) has completed audits of the Company’s income tax returns through 1993. I.R.S. audits of the Company’s income tax returns for the years 1994 through 2004 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of new accounting pronouncements that the Company has recently adopted or will be adopting in the future.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,301 million and $1,128 million as of June 30, 2006 and December 31, 2005, respectively. In addition, as of June 30, 2006, 97.7% and as of December 31, 2005, 97.4% of the Company’s bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $92.4 million and $95.1 million of commercial paper outstanding at June 30, 2006 and December 31, 2005, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of June 30, 2006, the Company did not own any interest rate caps or interest rate floors.

To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

As a result of the coinsurance with funds withheld element of the Company’s reinsurance of business of CLAC’s United States branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. This change is partially offset by the investment experience realized on the assets withheld under the agreement. Therefore, the Company’s operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. As a result of this embedded derivative and related investment experience, a net gain in the amount of $0.2 million and a net loss in the amount of $5.9 million, net of offsetting changes in deferred ceding commissions and income taxes, were included in net income for the three and six months ended June 30, 2006, respectively, compared to gains, net of offsetting changes in deferred ceding commissions and income taxes, in the amounts of $8.5 million and $1.3 million for the three and six months ended June 30 2005, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

The Chief Executive Officer and Chief Financial Officer hereby confirm that no significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

Item 1A. Risk Factors

There are no material changes from Risk Factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2006, the Company held an annual meeting of its shareholders at which all of the directors as reported in the Company’s annual report on Form 10-K for the period ended December 31, 2005, were unanimously re-elected, with the exception of James W. Burns, who retired from service. John L. Bernbach was unanimously elected as a director for the first time to fill the vacancy left by Mr. Burns’ retirement. In addition, Raymond L. McFeetors, first elected on February 14, 2006, was unanimously re-elected as a director.

Item 6. Exhibits

Index to Exhibits:

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	37
31.2	Rule 13a-14(a)/15d-14(a) Certification	38
32	18 U.S.C. 1350 Certification	39

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 14, 2006
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

Date: August 14, 2006

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

Date: August 14, 2006

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

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	August 14, 2006	/s/	Raymond L. McFeetors
Raymond L. McFeetors
President and Chief Executive Officer

Dated:	August 14, 2006	/s/	Mitchell T.G. Graye
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document.