Form 10-Q
period 2006-11-14
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2006-11-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No☒

As of November 1, 2006, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Part I Financial Information

Item 1. Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
Assets	2006	2005
Investments:
Fixed maturities available-for-sale, at fair value
(amortized cost $15,960,127 and $13,736,055)	$15,913,004	$13,767,417
Mortgage loans on real estate (net of allowances
of $15,661 and $15,661)	1,362,083	1,460,559
Equity investments, at fair value
(cost $368,594 and $518,614)	376,907	524,212
Policy loans	3,873,987	3,715,888
Short-term investments, available-for-sale
(cost approximates fair value)	827,701	1,070,049
Other investments	4,473	4,659
Total investments	22,358,155	20,542,784

Other Assets:
Cash	30,496	57,903
Reinsurance receivable:
Related party	504,045	654,965
Other	249,432	256,156
Deferred policy acquisition costs	345,966	335,406
Deferred ceding commission	80,968	81,408
Investment income due and accrued	170,548	150,876
Receivables related to uninsured accident
and health plan claims (net of allowances of
$15,246 and $18,404)	158,785	145,203
Premiums in course of collection (net of allowances
of $4,269 and $5,227)	96,550	106,518
Deferred income taxes	205,757	190,044
Collateral under securities lending agreements	348,863	145,193
Due from parent and affiliates	2,742	26,646
Other assets	784,416	630,588
Separate Account Assets	15,249,792	14,455,710
Total Assets	$40,586,515	$37,779,400

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
Liabilities and Stockholder’s Equity	2006	2005
Policy Benefit Liabilities:
Policy reserves:
Related party	$4,557,707	$4,835,896
Other	13,453,780	13,387,868
Policy and contract claims	384,033	371,670
Policyholders’ funds	359,039	348,937
Provision for policyholders’ dividends	108,788	111,626
Undistributed earnings on participating business	183,201	178,907
Total policy benefit liabilities	19,046,548	19,234,904

General Liabilities:
Due to parent and affiliates	554,938	240,929
Repurchase agreements	870,377	755,905
Commercial paper	95,457	95,064
Payable under securities lending agreements	348,863	145,193
Due to brokers	1,611,688	81,638
Other liabilities	701,900	708,346
Separate Account Liabilities	15,249,792	14,455,710
Total liabilities	38,479,563	35,717,689

Commitments and Contingencies	-	-

Stockholder’s Equity:
Preferred stock, $1 par value; 50,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	733,625	728,701
Accumulated other comprehensive income (loss)	(49,967)	(16,818)
Retained earnings	1,416,262	1,342,796
Total stockholder’s equity	2,106,952	2,061,711
Total Liabilities and Stockholder’s Equity	$40,586,515	$37,779,400

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2006 and 2005

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Premium income:
Related party (net of premiums
ceded totaling $998, $1,077
$3,268 and $3,656)	$72,782	$40,534	$192,569	$144,454
Other (net of premiums ceded
totaling $10,158, $65,447,	301,729	232,339	865,560	678,585
$46,385 and $200,904)
Fee income	254,756	240,411	768,844	715,703
Net investment income	288,934	253,653	827,776	802,757
Net realized gains (losses) on
investments	(10,069)	748	(32,826)	60,570
Total revenues	908,132	767,685	2,621,923	2,402,069
Benefits and Expenses:
Life and other policy benefits
(net of reinsurance recoveries
totaling $12,635, $67,959,
$41,489 and $194,036)	327,063	223,935	1,027,777	761,715
Increase (decrease) in reserves:
Related party	11,461	(93,634)	13,802	(243,116)
Other	19,728	139,988	22,032	300,276
Interest paid or credited to
contractholders	126,574	116,593	357,297	354,300
Provision for policyholders’ share of
earnings on participating business	124	909	2,889	2,655
Dividends to policyholders	22,286	23,050	73,234	80,721
Total benefits	507,236	410,841	1,497,031	1,256,551
Commissions	58,263	45,752	160,349	138,495
Operating expenses	192,993	187,352	560,946	559,566
Premium taxes	11,959	5,865	29,138	26,257
Total benefits and expenses	770,451	649,810	2,247,464	1,980,869
Income Before Income Taxes	137,681	117,875	374,459	421,200
Provision for Income Taxes:
Current	49,574	50,377	106,366	131,460
Deferred	(6,488)	(13,373)	6,973	(333)
Total income taxes	43,086	37,004	113,339	131,127
Net Income	$94,595	$80,871	$261,120	$290,073
See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2005 and Nine Months Ended September 30, 2006
(In Thousands)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

				Unrealized	Minimum
	Preferred	Common	Additional Paid-in	Gains (Losses) on	Pension Liability	Retained
	Stock	Stock	Capital	Securities	Adjustment	Earnings	Total
Balances, January 1, 2005	$-	$7,032	$725,935	$133,546	$(14,751)	$1,192,599	$2,044,361
Net income						371,555	371,555
Other comprehensive income (loss)				(125,280)	(10,333)		(135,613)
Total comprehensive income (loss)							235,942
Dividends paid						(221,358)	(221,358)
Income tax benefit on stock compensation			2,766				2,766
Balances, December 31, 2005	$-	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income						261,120	261,120
Other comprehensive income (loss)				(33,149)			(33,149)
Total comprehensive income (loss)							227,971
Dividends paid						(187,654)	(187,654)
Capital contribution – stock
compensation expense			3,518				3,518
Income tax benefit on stock compensation			1,406				1,406
Balances, September 30, 2006	$-	$7,032	$733,625	$(24,883)	$(25,084)	$1,416,262	$2,106,952

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$261,120	$290,073
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Earnings allocated to participating policyholders	2,889	2,655
Amortization of premiums (discounts) on investments	(40,596)	(20,944)
Net realized losses (gains) on investments	32,826	(60,570)
Depreciation and amortization	57,321	54,073
Deferral of policy acquisition costs	(43,481)	(35,768)
Deferred income taxes	6,973	(333)
Changes in assets and liabilities:
Policy benefit liabilities	16,232	69,609
Reinsurance receivable	76,546	104,284
Accrued interest and other receivables	(6,436)	(12,623)
Other, net	(61,741)	(214,885)
Net cash provided by operating activities	301,653	175,571

Investing Activities:
Proceeds from sales, maturities and redemptions
of investments:
Fixed maturities available-for-sale	4,312,204	4,595,871
Mortgage loans on real estate	246,451	250,365
Equity investments	196,702	170,732
Purchases of investments:
Fixed maturities available-for-sale	(4,904,804)	(4,854,657)
Mortgage loans on real estate	(151,520)	(67,424)
Equity investments	(49,101)	(113,880)
Net change in short-term investments	116,414	(332,415)
Change in repurchase agreements	114,472	186,072
Other, net	(12,336)	(34,850)
Net cash used in investing activities	(131,518)	(200,186)

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Financing Activities:
Contract deposits	$762,816	$1,083,251
Contract withdrawals	(1,103,227)	(978,297)
Change in due to parent and affiliates	337,913	61,129
Dividends paid	(187,654)	(221,358)
Net commercial paper borrowings (repayments)	393	(735)
Change in bank overdrafts	(7,783)	30,047
Net cash used in financing activities	(197,542)	(25,963)

Net decrease in cash	(27,407)	(50,578)
Cash, beginning of period	57,903	110,518
Cash, end of period	$30,496	$59,940

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
Income taxes	$78,085	$41,879
Interest	11,328	9,381

Non-cash investing and financing transactions during the periods:
Write-down of impaired investment assets and
other adjustments	$4,693	$1,797
Amounts included in due to broker related to reinsurance acquisition (See Note 11)	1,413,347	-
Share-based compensation expense	3,518	-
Assets transferred from The Canada Life Assurance Company (See Note 3)	87,622	468,123

	78,085	$41,879

See notes to condensed consolidated financial statements.		(Concluded)

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

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Reclassifications have been made to the 2005 condensed consolidated statement of cash flows to conform to the 2006 presentation. The changes in presentation relate to the sales and purchases of repurchase agreement assets which in 2006 are presented in net change in short-term investments and in 2005 were presented on a gross basis in proceeds from sales of fixed maturities and in purchases of fixed maturities and the reclassification of the change in repurchase agreement borrowings from financing activities into investing activities. In addition, contract deposits and withdrawals, which were presented on a net basis in 2005, are shown separately in 2006. The reclassifications had no effect on previously reported stockholder’s equity or net income.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires a company to use the fair value method to recognize the cost of its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its condensed consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the results of the Company’s operations (See Note 6).

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is evaluating the impact that the adoption of SOP 05-1 will have on its consolidated financial position and the results of its operations.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is evaluating the impact that the adoption of SFAS No. 155 will have on its consolidated financial position and the results of its operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, the results of its operations and the disclosure requirements applicable to its fair value measurements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. SFAS No. 158 applies to all entities that sponsor defined benefit postretirement benefit plans. The Company will adopt SFAS No. 158 for its fiscal year ended December 31, 2006. The Company is evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial position and the results of its operations.

3. Related Party Transactions

The following table summarizes amounts due from parent and affiliates at September 30, 2006 and December 31, 2005:

			September 30,	December 31,
Related Party	Indebtedness	Due Date	2006	2005
GWL&A Financial Inc.	On account	On demand	$-	$13,625
Great-West Life & Annuity Insurance Capital Co.	On account	On demand	653	-
The Canada Life Assurance Company	On account	On demand	2,089	13,021
Total			$2,742	$26,646

The following table summarizes amounts due to parent and affiliates at September 30, 2006 and December 31, 2005.

			September 30,	December 31,
Related Party	Indebtedness	Due Date	2006	2005
GWL&A Financial Inc.[1]	Surplus note	Nov 2034	$194,181	$194,174
GWL&A Financial Inc.[2]	Surplus note	May 2046	333,400	-
GWL&A Financial Inc.	Note interest	May 2007	13,759	1,699
GWL&A Financial Inc.	On account	On demand	6,511	-
The Great-West Life Assurance Company [3]	Note payable and interest	October 2006	-	25,338
The Great-West Life Assurance Company		On demand	7,087	19,718
Total			$554,938	$240,929

[1]

A note payable to GWL&A Financial Inc. was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,181 and $194,174 at September 30, 2006 and December 31, 2005, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.

[2]

A note payable to GWL&A Financial Inc. was issued as a surplus note on May 16, 2006, with a face amount and carrying amount of $333,400. The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016. Thereafter, the surplus note will bear interest at the rate of 2.588% plus the then current three-month LIBOR rate. The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016. The Company used the proceeds from the issuance of the surplus note for general corporate purposes. The surplus note matures on May 16, 2046.

[3]	The note payable to The Great-West Life Assurance Company was paid during September 2006. The note bore interest at the rate of 5.4% per annum.

Payments of principal and interest under the surplus notes shall be made only out of surplus funds of the Company and only with the prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law. Payments of principal and interest on the surplus notes are payable only if at the time of such payment and after giving effect to the making thereof, the Company’s surplus would not fall below two and one half times the authorized control level as required by the most recent risk-based capital calculations.

The Company and The Canada Life Assurance Company (“CLAC”), an indirect wholly-owned subsidiary of Lifeco, have an indemnity reinsurance agreement pursuant to which the Company assumed 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC.

Effective April 1, 2005, the Company and CLAC amended the indemnity reinsurance agreement to allow for periodic transfers to the Company of the funds withheld assets. Under the terms of the amended agreement, the remaining funds withheld assets will be transferred to the Company prior to December 31, 2007. At September 30, 2006, there were approximately $334,449 of funds withheld assets remaining to be transferred to the Company, which are included in reinsurance receivable in the condensed consolidated balance sheet.

The following table summarizes the transfer of funds withheld assets by CLAC to the Company during the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
Assets	2006	2005
Fixed maturities available-for-sale	$84,358	$414,623
Mortgage loans on real estate	2,745	49,218
Investment income due and accrued	519	4,282
Cash	38,000	-
Reinsurance receivable	(125,622)	(468,123)
Total assets	$-	$-

As a result of these asset transfers, the reinsured 80% of the life, health and annuity business is 65% coinsurance and 15% coinsurance with funds withheld at September 30, 2006.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the nine-month periods ended September 30, 2006 and 2005, these purchases totaled $43,193 and $352,888, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $338,001 and $318,907 at September 30, 2006 and December 31, 2005, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

4. Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to market with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

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

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is significantly below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or a geographic area.
•	The decline in fair value has existed for an extended period of time.
•	A debt security has been downgraded by a rating agency.
•	The financial condition of the issuer has deteriorated.
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will ultimately be recoverable. Therefore, the Company considers whether it has the intent and ability to hold the security until recovery, which may be maturity. The Company concluded that it has the intent and ability to hold all such securities until recovery and has therefore determined that these declines in value are temporary.

Unrealized losses on fixed maturities and equity investments

The following tables summarize unrealized investment losses by class of investment and by length of temporary impairment at September 30, 2006 and December 31, 2005. The Company considers these investments to be only temporarily impaired.

	September 30, 2006
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed Maturities:	fair value	loss	fair value	Loss	fair value	Loss
U.S. Government
direct obligations
and U.S. agencies	$2,474,699	$9,592	$800,816	$18,001	$3,275,515	$27,593
Obligations of U.S.
States and their
subdivisions	493,677	13,582	104,645	2,840	598,322	16,422
Foreign
governments	1,217	11	13,328	159	14,545	170
Corporate debt
securities	1,417,167	29,121	1,740,878	66,552	3,158,045	95,673
Mortgage-backed
and asset-backed
securities	1,778,880	44,988	834,259	24,127	2,613,139	69,115
Total fixed maturities	$6,165,640	$97,294	$3,493,926	$111,679	$9,659,566	$208,973

Equity Investment	$1,456	$827	$75	$6	$1,531	$833

	September 30, 2005
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed Maturities:	fair value	loss	fair value	Loss	fair value	Loss
U.S. Government
direct obligations
and U.S. agencies	$1,332,248	$20,663	$327,392	$7,975	$1,659,640	$28,638
Obligations of U.S.
States and their
subdivisions	355,708	4,876	190,828	7,326	546,536	12,202
Foreign
governments	10,997	56	2,863	137	13,860	193
Corporate debt
securities	1,899,246	45,172	903,183	41,855	2,802,429	87,027
Mortgage-backed
and asset-backed
securities	1,5950,209	26,855	714,946	26,469	2,305,155	53,324
Total fixed maturities	$5,188,408	97,622	2,139,212	83,762	7,327,620	181,384

Equity Investment	$129,081	4,449	3,414	161	132,495	4,610

Fixed maturities - At September 30, 2006 and December 31, 2005, there were 1,145 and 1,134 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $6,165,640 and $5,188,408, respectively, and unrealized losses in the amounts of $97,294 and $97,622, respectively. At September 30, 2006 and December 31, 2005, less than 1% and 2% of these securities, respectively, were rated non-investment grade. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired.

At September 30, 2006 and December 31, 2005, there were 837 and 641 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $3,493,926 and $2,139,212, respectively, and unrealized losses in the amounts of $111,679 and $83,762, respectively.

U.S. Government direct obligations and U.S. agencies, obligations of U.S. states and their subdivisions and foreign governments - The unrealized losses on the Company’s investments in U.S. Government direct obligations and U.S. agencies, obligations of U.S. States and their subdivisions, and foreign governments as of September 30, 2006 and December 31, 2005 were caused by market interest rate increases since the securities were acquired. These fluctuations have little bearing on whether or not the investment will ultimately be recoverable. Therefore, the Company considers whether it has the intent and ability to hold the security until recovery, which may be maturity. Further, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. All of these investments are rated “A” and above. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Corporate debt securities - At September 30, 2006, of the Company’s security holdings in the telephone and telecommunications industry, there were 11 securities in a loss position for less than twelve months with unrealized losses in the amount of $3,508. There were 14 securities in a loss position for twelve months or longer with unrealized losses in the amount of $6,469. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will ultimately be recoverable. Therefore, the Company considers whether it has the intent and ability to hold the security until recovery, which may be maturity. The Company concluded that it has the intent and ability to hold all such securities until recovery and has therefore determined that these declines in value are temporary.

At September 30, 2006, of the Company’s security holdings in the electric/utilities industry, there were 32 securities in a loss position for less than twelve months with unrealized losses in the amount of $4,008. There were 63 securities in a loss position for twelve months or longer with unrealized losses in the amount of $16,759. Less than $2,545 of the unrealized losses in these industries was related to a decrease in credit quality. The remaining unrealized losses are related to market interest rate increases since the purchase of the securities. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Mortgage-backed and asset-backed securities - The unrealized losses on both mortgage-backed and asset-backed securities are related to market interest rate increases since the purchase of the securities. As the Company has the ability and intent to hold these investments until a recovery in fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Equity investments - At September 30, 2006 and December 31, 2005, the Company had unrealized losses on equity investments in the amounts of $833 and $4,610, respectively. The decrease in unrealized loss is due to the disposition of an exchange-traded bond fund. Of the total unrealized loss in the amount of $833 at September 30, 2006, $827 has been in a loss position for less than twelve months. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Other-than-temporary impairment

During the three months ended September 30, 2006 and 2005, the Company recorded other-than-temporary impairments in fixed maturity investments in the amounts of $4,237 and $3,365, respectively. The Company recorded other-than-temporary impairments on fixed maturity investments in the amounts of $4,237 and $7,797 during the nine months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, the Company recorded other-than-temporary impairments on equity securities in the amount of $83. During the nine months ended September 30, 2006, the Company recorded other-than-temporary impairments on equity securities in the amount of $456. No impairments on equity securities were recorded during the three or nine months ended September 30, 2005.

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

6. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. Options are granted with exercise prices not less than the market price of the shares on the date of the grant. The Lifeco plan provides for the granting of options with varying terms and vesting requirements. Generally, options granted under the Lifeco plan vest and become exercisable at the rate of twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of the grant.

The Company adopted the provisions of SFAS No. 123R on January 1, 2006, applying the modified prospective transition method of adoption, accordingly, the results of prior years have not been restated. Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of APB No. 25 and the related interpretations, as permitted by SFAS No. 123. During the three and nine-month periods ended September 30, 2006, the Company recognized $1,042 and $3,518, respectively, in its condensed consolidated statements of income related to share-based compensation expense. No share-based compensation cost was recognized in the condensed consolidated statements of income during the three and nine-month periods ended September 30, 2005 since the stock options granted prior to adoption of SFAS No. 123R had exercise prices equal to the market value of the underlying Lifeco common stock on the date of grant.

Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R will be recognized in earnings ratably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost will be recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R. At September 30, 2006, the Company had $6,672, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through December 2010. The weighted average period over which these costs will be recognized in earnings is 1.9 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees, which are outstanding at September 30, 2006. The options granted relate to stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted Average
		Exercise	Remaining
	Shares	Price	Contractual	Aggregate
	Under Option	(Whole Dollars)	Term (Years)	Intrinsic Value [1]

Outstanding, January 1, 2006	6,043,866	$14.04
Granted	-	-
Exercised	(848,817)	9.89
Expired or cancelled	(143,500)	13.99
Outstanding,
September 30, 2006	5,051,549	$15.49	5.3	$57,544

Vested and expected to
vest, September 30, 2006	4,907,186	$15.30	5.2	$56,835

Exercisable,
September 30, 2006	3,607,915	$12.90	4.3	$50,454

1 The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on September 30, 2006 and the exercise price of the option multiplied by the number of options.

The following table illustrates the proforma effect on net income for the three and nine-month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option awarded is estimated on the date of the grant using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
Proforma disclosures	September 30, 2005	September 30, 2005
Net income, as reported	$80,871	$290,073
Less: compensation for fair value of
stock options, net of related tax effect	(624)	(2,113)
Proforma net income	$80,247	$287,960

As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $1,042 and $931 lower, respectively, and for the nine months ended September 30, 2006 were $3,518 and $3,132 lower, respectively, than if it had continued to account for share-based compensation under the provisions of APB No. 25. The adoption of SFAS No. 123R did not have an effect on the Company’s cash flow. The cash proceeds from the exercise of stock options are received and retained by Lifeco.

The following table presents other information regarding options granted under the Lifeco plan during the three and nine-month periods ended September 30, 2006.

		Three Months Ended		Nine Months Ended
		September 30, 2006		September 30, 2006
Weighted average fair value of options granted	$	N/A	$	N/A
Intrinsic value of options exercised [1]		2,731		13,357
Fair value of options vested		1,226		3,657

1The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

7. Components of Net Periodic Benefit Cost

The components of the cost of employee benefit plans included in operating expenses during the three and nine-month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$2,352	$2,125	$463	$596
Interest cost	3,993	3,634	327	606
Expected return on
plan assets	(4,209)	(3,902)	-	-
Amortization of transition
obligation	(379)	(379)	-	-
Amortization of
unrecognized prior
service cost (benefit)	115	158	(932)	(467)
Amortization of gains from
earlier periods	1,362	1,009	139	113
Net periodic benefit cost	$3,234	$2,645	$(3)	$848

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$6,947	$6,399	$1,359	$2,000
Interest cost	11,969	10,963	1,006	1,953
Expected return on
plan assets	(12,600)	(11,706)	-	-
Amortization of transition
Obligation	(1,137)	(1,137)	-	-
Amortization of
unrecognized prior
service cost (benefit)	345	474	(2,794)	(1,112)
Amortization of gains from
earlier periods	3,911	3,132	455	390
Net periodic benefit cost	$9,435	$8,125	$26	$3,231

The Company expects to make contributions of approximately $26,600 to its pension plan during the year ended December 31, 2006.

8. Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2006 and September 30, 2006 is as follows:

Deferred tax asset, January 1, 2006	$190,044
Reduction in deferred tax asset related to the consolidated
statement of income	(6,973)
Increase in deferred tax asset included in other comprehensive income:
Related to change in unrealized losses on investment assets	13,763
Related to losses on derivative instruments	2,535
Other, net	6,388
Deferred tax asset, September 30, 2006	$205,757

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

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premium income	$259,341	$191,911	$702,190	$522,457
Fee income	173,504	163,653	523,723	492,534
Net investment income	18,495	17,030	58,300	47,450
Net realized investment
gains (losses)	(952)	1,397	148	22,453
Total revenues	450,388	373,991	1,284,361	1,084,894
Total benefits and
expenses	389,397	313,979	1,130,043	887,890
Income tax expense	20,417	19,950	51,862	64,691
Net income	$40,574	$40,062	$102,456	$132,313

The following table summarizes the financial results of the Company’s Financial Services segment for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premium income	$115,170	$80,962	$355,938	$300,582
Fee income	81,251	76,758	245,121	223,169
Net investment income	270,439	236,623	769,476	755,307
Net realized investment
gains (losses)	(9,116)	(649)	(32,973)	38,117
Total revenues	457,744	393,694	1,337,562	1,317,175
Total benefits and
expenses	381,053	335,831	1,117,421	1,092,979
Income tax expense	22,669	17,054	61,477	66,436
Net income	$54,022	$40,809	$158,664	$157,760

10. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth in the amount of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either September 30, 2006 or December 31, 2005 and was in compliance with all covenants.

11. Acquisition

On October 2, 2006, the Company entered into a 100% reinsurance agreement to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates. The acquisition includes the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. The Company received approximately $1,400,000 of cash and policyholder liabilities upon the closing of this transaction. In addition, the Company will receive fee income by providing administrative services and recordkeeping functions on approximately $6,300,000 of participant account values.

In anticipation of a receipt of cash associated with the closing of this transaction, the Company purchased U.S. Government and U.S. Government agency securities in the amount of $1,413,347, including accrued interest, at the close of business on September 29, 2006 in order to lock in the interest rate earned. These purchases coincided with the pricing of this reinsurance transaction. The securities purchases were settled in early October. Accordingly, at September 30, 2006, both total assets and total liabilities increased by $1,413,347 to reflect this transaction.

12. Subsequent Event

On October 31, 2006, the Company announced that it reached an agreement to acquire all of the outstanding shares of Indiana Health Network, Inc., an Indiana-based hospital and physician network. It is anticipated that the transaction will close before December 31, 2006.

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

During the nine months ended September 30, 2006, the Company recognized share-based compensation costs in the amount of $3.5 million. At September 30, 2006, the Company had unrecognized compensation costs, net of estimated forfeitures, relating to unvested share-based compensation awards in the amount of $6.7 million. These costs will be recognized in earnings over the vesting periods of the related share-based compensation awards through December 2010. The weighted average period over which these costs will be recognized in earnings is 1.9 years.

Surplus Note

In addition to a 2004 surplus note payable to GWL&A Financial in the face amount of $195 million, on May 16, 2006, the Company issued a surplus note to GWL&A Financial with a face amount and carrying amount of $333.4 million. This surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16. The interest rate will fluctuate during periods subsequent to May 16, 2016 based upon the then current thirty day LIBOR rate. This surplus note matures on May 16, 2046. The Company used the proceeds from the issuance of this surplus note for general corporate purposes. Payments of principal and interest under both surplus notes shall be made only out of surplus funds of the Company and only with prior written approval of the Commissioner of Insurance of the State of Colorado when the Commissioner of Insurance is satisfied that the financial condition of the Company warrants such action pursuant to applicable Colorado law.

Acquisition

On October 2, 2006, Company entered into a 100% reinsurance agreement to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates. The acquisition includes the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. The Company received approximately $1,400 million of cash and policyholder liabilities upon the closing of this transaction. In addition, the Company will receive fee income by providing administrative services and recordkeeping functions on approximately $6,300 million of participant account values.

In anticipation of a receipt of cash associated with the closing of this transaction, the Company purchased U.S. Government and U.S. Government agency securities in the amount of $1,413 million at the close of business on September 29, 2006 in order to lock in the interest rate earned. These purchases coincided with the pricing of this reinsurance transaction. The securities purchases were settled in early October. Accordingly, at September 30, 2006, both fixed maturities and other liabilities increased by $1,413 million to reflect this transaction.

Financial Condition

The following discussion addresses the financial condition of the Company as of September 30, 2006 compared with December 31, 2005 and its results of operations for the three and nine-month periods ended September 30, 2006 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, to which the reader is directed for additional information.

	Three Months Ended		Nine Months Ended
Results of Operations	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premium income	$374	$273	$1,058	$823
Fee income	255	240	769	716
Net investment income	289	254	828	803
Net realized gains (losses)
on investments	(10)	1	(33)	60
Total revenues	908	768	2,622	2,402
Total benefits and expenses	770	650	2,248	1,981
Income tax expense	43	37	113	131
Net income	$95	$81	$261	$290

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Self-funded premium
equivalents	$1,102	$1,162	$3,485	$3,469
Deposits to separate
accounts	590	534	1,803	1,616
Deposits to investment-
type contracts [1]	239	215	681	956
Withdrawals from investment-
type contracts	472	358	1,275	1,129

1 Includes $8 million and $19 million during the three months ended September 30, 2006 and 2005, respectively, and $43 million and $353 million during the nine months ended September 30, 2006 and 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Balance Sheet
(In millions)	September 30, 2006	December 31, 2005
Investment assets	$22,358	$20,543
Separate account assets [2]	15,250	14,456
Total assets	40,587	37,779
Total policy benefit liabilities	19,047	19,235
Due to parent and affiliates	555	241
Total stockholder’s equity	2,107	2,062

2 Excludes $338 million and $319 million at September 30, 2006 and December 31, 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Consolidated Results

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

The Company’s consolidated net income increased by $14 million, or 17.3%, for the three months ended September 30, 2006 when compared to the corresponding period of the preceding year. The increase in net income is primarily due to higher premium and fee income and a $21 million increase in net investment income, excluding the participating policyholders’ share, due to the change in the fair market value of an embedded derivative. These were partially offset by higher benefits and expenses and lower net realized gains (losses) on investments.

Premium income increased by $101 million, or 37.0%, for the three months ended September 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of the termination of the reinsurance agreement with Allianz. Premiums ceded to Allianz were $0 and $56 million during the 2006 and 2005 periods, respectively. The increase is also affected by improved renewal pricing in the Healthcare segment and improved sales of business owned life insurance and individual annuities and $38 million of premiums assumed during 2006 from The Canada Life Assurance Company (“CLAC”) under the December 31, 2005 reinsurance agreement.

Fee income increased by $15 million, or 6.3%, for the three months ended September 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of higher fee income in the Financial Services segment as a result of new institutional record keeping client relationships and higher administrative fees from increased membership primarily in Specialty Markets in the Healthcare segment.

Net investment income increased by $35 million or 13.8%, to $289 million, during the three months ended September 30, 2006 when compared to the same period of 2005. Of this increase, $33 million is due to the change in the market value of an embedded derivative.

Net realized gains (losses) on investments decreased by $11 million to a loss of $10 million from a gain of $1 million during the three months ended September 30, 2006 when compared to the same period of 2005. The decrease is primarily due to realized losses on the sale of exchange-traded bond funds and losses on the sale of derivative instruments.

Benefits and expenses increased by $120 million, or 18.5%, during the three months ended September 30, 2006 when compared to the same period of 2005. The increase is primarily attributable to the aforementioned $56 million Allianz reinsurance agreement termination, higher individual stop loss claims in the Healthcare segment and $30 million of benefits and expenses assumed from CLAC under the December 31, 2005 reinsurance agreement.

In evaluating its results of operations, the Company considers changes in self-funded equivalents, deposits to separate accounts, and deposits received and withdrawals paid for investment-type contracts. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

Self-funded premium equivalents decreased by $60 million, or 5.2%, during the three months ended September 30, 2006 when compared to the same period of 2005. This decrease was primarily due to a decrease in the volume of claims in the Healthcare segment.

Deposits for separate accounts increased by $56 million, or 10.5%, during the three months ended September 30, 2006 when compared to the same period of 2005. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

Deposits to investment-type contracts increased by $24 million, or 11.2% during the three months ended September 30, 2006 when compared to the same period of 2005. This increase is primarily attributable to improved sales of business owned life insurance and individual annuities. This was partially offset by the purchase in 2005 of $19 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $8 million during 2006.

Withdrawals from investment-type contracts increased by $114 million, or 31.8% during the three months ended September 30, 2006 when compared to the same period of 2005. This is primarily attributable to increased transfers from general account investment options to separate account investment options and from increased policyholder terminations.

The segment information below further discusses the reasons for these changes.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

The Company’s consolidated net income decreased by $29 million, or 10.0%, to $261 million during the nine months ended September 30, 2006 when compared to the corresponding period of the preceding year. The decrease in net income is primarily due to net realized losses on investments during 2006 in the amount of $13 million compared to net realized gains on investments in the amount of $52 million during 2005, excluding the participating policyholders’ share. Poor aggregate and specific morbidity experience in the Healthcare segment also contributed to the decrease in net income. These are partially offset by higher fee income in both the Healthcare and Financial Services segments.

Premium income increased by $235 million, or 28.6%, to $1,058 million, for the nine months ended September 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of the termination of the reinsurance agreement with Allianz. Premiums ceded to Allianz were $0 and $152 million in the 2006 and 2005 periods, respectively. The increase is also a result of improved renewal pricing in the Healthcare segment and $63 million of premiums assumed during 2006 from CLAC under the December 31, 2005 reinsurance agreement.

Fee income increased by $53 million, or 7.4%, for the nine months ended September 30, 2006 when compared to the same period of the preceding year. This increase is primarily the result of increased administrative fees on higher membership and increased pharmacy benefit management revenue in the Healthcare segment and new institutional partner relationships and improved equity markets in the Financial Services segment.

Net investment income increased by $25 million or 3.1%, to $828 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. Of this increase, $17 million is due to the change in the market value of an embedded derivative.

The Company incurred net realized losses on investments of $33 million during 2006 compared with net realized gains on investments of $60 million during 2005. The losses in 2006 are primarily due to interest rate related realized losses on repurchase agreement financing transactions and short duration fixed maturity investments and losses on the sale of exchange-traded bond funds and derivative instruments. The gains in 2005 are primarily due to a one-time gain of $45 million on an equity investment sale.

Benefits and expenses increased by $267 million, or 13.5%, to $2,248 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase in benefits and expenses is primarily related to the aforementioned $152 million Allianz reinsurance agreement termination, higher aggregate stop loss claims experience in the Healthcare segment and $55 million of benefits and expenses assumed from CLAC under the December 31, 2005 reinsurance agreement.

In evaluating its results of operations, the Company considers changes in self-funded equivalents, deposits to separate accounts, and deposits received and withdrawals paid for investment-type contracts. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

Self-funded premium equivalents have remained relatively flat, increasing by $16 million, or 0.5%, to $3,485 million during the nine months ended September 30, 2006 when compared to the same period of 2005.

Deposits for separate accounts increased by $187 million, or 11.6%, to $1,803 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase is due primarily to an increase in sales in the Great-West Retirement Services block of business.

Deposits to investment-type contracts decreased by $275 million, or 28.8%, to $681 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. This decrease is primarily attributable to the purchase in 2005 of $353 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $43 million during 2006.

Withdrawals from investment-type contracts increased by $146 million, or 12.9%, during the nine months ended September 30, 2006 when compared to the same period of 2005. This is primarily attributable to increased transfers from general account investment options to separate account investment options and from increased policyholder terminations.

The segment information below further discusses the reasons for these changes.

Segment Results

Great-West Healthcare Segment

The following is a summary of certain financial data of the Great-West Healthcare segment:

	Three Months Ended		Nine Months Ended
Operating Summary	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premium income	$259	$192	$702	$522
Fee income	174	163	524	493
Net investment income	18	17	58	48
Net realized gains (losses)
on investments	(1)	2	-	22
Total revenues	450	374	1,284	1,085
Total benefits and expenses	389	314	1,130	888
Income tax expense	20	20	52	65
Net income	$41	$40	$102	$132

Self-funded premium
equivalents	$1,102	$1,162	$3,485	$3,469

The following is a summary of the Great-West Healthcare segment membership at September 30, 2006 and 2005:

Membership	September 30,		Percent
(In millions)	2006	2005	Change
Select and Mid Market Groups	1.215	1.285	(5.5%)
National and Specialty Risk Groups	0.887	0.68	30.4%
Total membership	2.102	1.965	7.0%

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

Net income for the three months ended September 30, 2006 increased by $1 million, or 0.3%, to $41 million when compared to the same period of the preceding year. This increase related primarily to expense gains associated with higher fee income.

Premium income increased by $67 million, or 34.9%, to $259 million during the three months ended September 30, 2006 when compared to the same period of 2005. The increase is largely due to the termination of the Allianz reinsurance agreement. Premiums ceded to Allianz were $0 and $56 million in 2006 and 2005, respectively.

Fee income increased by $11 million, or 6.7%, to $174 million, during 2006 when compared to 2005 as a result of increased membership primarily in Specialty Markets and higher pharmacy benefits management revenue.

Excluding the $56 million of benefits and expenses associated with the 2005 Allianz reinsurance cession, the Healthcare segment benefits and expenses increased by $19 million, or 5.1%, for the three months ended September 30, 2006 when compared to the same period in the preceding year. The increase is due primarily to a higher level of individual stop loss claims.

Healthcare membership of 2.102 million at September 30, 2006 increased by 1.2% from 2.077 million members at June 30, 2006. Membership at September 30, 2006 reflects a 7.0% increase from the September 30, 2005 membership of 1.965 million due mainly to Specialty Markets sales.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

Net income for the nine months ended September 30, 2006 decreased by $30 million, or 22.7%, to $102 million when compared to the same period of the preceding year. This decrease is due primarily to worse aggregate and individual stop loss claims experience and to lower net realized gains on investments. These are partially offset by higher fee and investment income.

Premium income increased by $180 million, or 34.5%, to $702 million during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase is largely due to the termination of the Allianz reinsurance agreement. Premiums ceded to Allianz were $0 and $152 million during 2006 and 2005, respectively. The increase in premium revenue was also due, in part, to renewal price increases and higher membership in the Select and Specialty Markets.

Fee income increased by $31 million, or 6.3%, during 2006 when compared to 2005 due to increased membership primarily in Specialty Markets and improved pharmacy benefits management revenue.

Net realized gains (losses) on investments decreased by $22 million to $0 during the nine months ended September 30, 2006 when compared to the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $16 million on an equity investment sale during 2005.

Excluding the $152 million of benefits and expenses associated with the 2005 Allianz reinsurance cession, Healthcare segment benefits and expenses increased by $90 million, or 8.7%, for the nine months ended September 30, 2006 when compared to the same period in the preceding year. The increase is due primarily to higher aggregate stop loss claims in all market segments and higher individual stop loss claims primarily in Mid, National and Specialty markets.

Membership at September 30, 2006 of 2.102 million increased by 3.8% from 2.025 million members at December 31, 2005 mainly due to an increase in Specialty Markets sales.

Financial Services Segment

The following is a summary of certain financial data of the Financial Services segment:

	Three Months Ended		Nine Months Ended
Operating Summary	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Premium income	$115	$81	$356	$301
Fee income	81	77	245	223
Net investment income	271	237	770	755
Net realized gains (losses)
on investments	(9)	(1)	(33)	38
Total revenues	458	394	1,338	1,317
Total benefits and expenses	381	336	1,117	1,093
Income tax expense	23	17	62	66
Net income	$54	$41	$159	$158

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006		2005
Deposits to separate
accounts	$590	$534	$1,803		$1,616
Deposits to investment-
type contracts	239	215	681		956

Withdrawals from investment-
type contracts	472	358	1,275	1,129

The following is a summary of the Financial Services segment participant accounts at September 30, 2006 and 2005:

Participant Accounts	September 30,		Percent
(In millions)	2006	2005	Change
Individual Markets	0.446	0.456	(2.2%)
Retirement Services	2.999	2.697	11.2%
Total membership	3.445	3.153	9.3%

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

Net income for the Financial Services segment increased by $13 million, or 31.7%, to $54 million during the three months ended September 30, 2006 when compared to the same period of the preceding year. The increase is primarily due to higher net investment income and higher premium income partially offset by lower net realized gains (losses) and higher benefits and expenses.

Total premiums including deposits to separate accounts and deposits to investment-type contracts increased by $114 million or 13.7%, to $944 million, during the three months ended September 30, 2006 when compared to the same period in the preceding year. The increase is primarily within the Individual Markets area and is attributable to improved sales of business owned life insurance and individual annuities and $38 million of premiums assumed during 2006 from CLAC under the December 31, 2005 reinsurance agreement.

Fee income has increased by $4 million, or 5.2%, to $81 million, during the three months ended September 30, 2006 when compared to the same period of 2005. The increase is related to fees on new institutional partner relationships and the improvement in United States equity markets.

Net investment income increased by $34 million or 14.3%, to $271 million, during the three months ended September 30, 2006 when compared to the same period of 2005. Of this increase, $33 million is due to the change in the market value of an embedded derivative.

Net realized gains (losses) on investments decreased by $8 million to a loss of $9 million during the three months ended September 30, 2006 when compared to a loss of $1 million during the same period of 2005. The decrease is primarily due to realized losses on repurchase agreement financing transactions and short duration fixed maturities in 2006 primarily caused by increases in interest rates.

Total benefits and expenses including withdrawals from investment-type contracts increased by $159 million, or 22.9%, to $853 million, during the three months ended September 30, 2006 when compared to the same period of 2005. The increase was primarily due to an increase in withdrawals from investment-type contracts of $114 million due to increased transfers from general account investment options to separate account investment options and from increased policyholder terminations. The increase was also impacted by $30 million of benefits and expenses assumed during 2006 from CLAC under the December 31, 2005 reinsurance agreement.

Retirement participant accounts, including third party administration and institutional accounts, at September 30, 2006 of 2.999 million increased by 1.0% from 2.968 million at June 30, 2006. Retirement participant accounts at September 30, 2006 increased by 11.2% from 2.697 million at September 30, 2005, primarily as a result of new record keeping clients.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

Net income for the Financial Services segment increased by $1 million, or 0.6%, to $159 million, during the nine months ended September 30, 2006 when compared to the same period of the preceding year.

Total premiums, including deposits to separate accounts and deposits to investment-type contracts decreased by $33 million or 1.1%, to $2,840 million, during the nine months ended September 30, 2006 when compared to the same period in the preceding year. The decrease is primarily within deposits to investment-type contracts in the Retirement Services area. During 2005, $353 million of the Company’s guaranteed interest annuity contracts were purchased by Maxim Series Fund, Inc., as compared to the purchase of $43 million during 2006. Also included in the nine months ended September 30, 2005, was a large investment-type contract deposit in the amount of $88 million related to a single contract. These decreases are partially offset by an increase in premiums and deposits to separate accounts in the Individual Markets area due to improved sales of business owned life insurance and individual annuity products and $63 million of premiums assumed during 2006 from CLAC under the December 31, 2005 reinsurance agreement.

Fee income has increased by $22 million, or 9.9%, to $245 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase is primarily related to new institutional partner relationships and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income increased by $15 million or 2.0%, to $770 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase is primarily due to the change in the market value of an embedded derivative.

Net realized gains (losses) on investments decreased by $71 million to a loss of $33 million during the nine months ended September 30, 2006 when compared to a gain in the amount of $38 million during the same period of 2005. The decrease is primarily due to a one-time gain in the amount of $29 million on an equity investment sale during 2005 and interest rate related realized losses on repurchase agreement financing transactions and short duration fixed maturity investments during 2006.

Total benefits and expenses, including withdrawals from investment-type contracts, increased by $170 million, or 7.7%, to $2,392 million, during the nine months ended September 30, 2006 when compared to the same period of 2005. The increase was primarily due to an increase in withdrawals from investment-type contracts of $146 million due to increased transfers from general account investment options to separate account investment options and from increased policyholder terminations. The increase was also impacted by $55 million of benefits and expenses assumed during 2006 from CLAC under the December 31, 2005 reinsurance agreement.

Retirement participant accounts, including third party administration and institutional accounts, at September 30, 2006 of 2.999 increased by 8.4% from 2.766 million at December 31, 2005, primarily as the result of new institutional record keeping clients.

The following table provides information for the Retirement Services’ customer account values:

	Change for the
	Three Months Ended
	September 30,		Total at September 30,
					Percent
(In thousands)	2006	2005	2006	2005	Change
General Account - Fixed
Options:
Public / Non-profit	$(52)	$(21)	$3,584	$3,774	(5.0%)
401(K)	9	27	1,125	1,105	1.8%
	$(43)	$6	$4,709	$4,879	(3.5%)
Separate Accounts -
Variable Options:
Public / Non-profit	$214	$139	$5,731	$5,617	2.0%
401(K)	126	146	6,642	6,353	4.6%
	$340	$285	$12,373	$11,970	3.4%
Unaffiliated Retail
Investment Options and
Administrative Services
Only:
Public / Non-profit	$1,430	$2,112	$39,959	$33,436	19.5%
401(K)	62	20	5,798	5,177	12.0%
Institutional	850	2,056	24,872	18,298	35.9%
	$2,342	$4,188	$70,629	$56,911	24.1%

Account values invested in the general account fixed investment options have decreased by 3.5% compared to the same period of the prior year primarily due to the termination of a single large case that totaled $60 million.

Account values invested in the segregated variable investment options have increased by 3.4% when comparing September 2006 to September 2005 due to the improvement in the United States equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 24.1% during 2006. The increase is primarily attributable to an increase in participants from institutional cases and improvement in the United States equity markets.

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at September 30, 2006 and December 31, 2005

	Percent of Total
Credit Rating	September 30, 2006	December 31, 2005
AAA	64.4%	58.9%
AA	7.0	8.0
A	13.1	14.9
BBB	13.6	15.6
BB and below (Non-investment grade)	1.9	2.6
Total	100.0%	100.0%

Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturities and equity investments as available-for-sale and records unrealized gains and losses through other comprehensive income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations have little bearing on whether or not the investment will ultimately be recoverable. Therefore, the Company considers whether it has the intent and ability to hold the security until recovery, which may be maturity. The Company concluded that it has the intent and ability to hold all such securities until recovery and has therefore determined that these declines in value are temporary.

At September 30, 2006, the Company’s unrealized losses were $209 million compared to $181 million at December 31, 2005. At September 30, 2006, investments in a loss position for less than twelve months had losses that totaled $97 million, which was a decrease of $1 million from December 31, 2005. At September 30, 2006, investments in a loss position for greater than twelve months had losses that totaled $112 million, which is an increase in the amount of $28 million from December 31, 2005. The increase in losses was generally attributable to the rise in interest rates during the first nine months of the year.

See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of impaired fixed maturity investments.

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

1. Policy Reserves

•

Life Insurance and Annuity Reserves - The Company’s liability for contract and policy benefits is the largest liability included in its condensed consolidated balance sheets representing 49.4% and 53.9% of total liabilities at September 30, 2006 and December 31, 2005, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

•

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

•

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

2. Allowance for Credit Losses on Mortgage Loans

The Company maintains an allowance for credit losses on mortgage loans at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired mortgage loans which are measured based on the fair value of the related collateral. Management considers several factors in determining the appropriate level of allowance for credit loss. These include past loss experience, current and projected economic conditions and extensive situational analysis of each individual mortgage loan. In determining the ultimate adequacy of the allowance for mortgage loans greater consideration is given to the individual mortgage characteristics and related collateral.

3. Deferred Policy Acquisition Costs

Policy acquisition costs, which primarily consist of sales commissions, cost of policy issuance and underwriting and costs associated with the Company’s sales representatives related to the production of new business, have been deferred to the extent recoverable. The recoverability of such costs is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. Deferred costs associated with annuity products are amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. Deferred costs associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. Amortization and adjustments to deferred policy acquisition costs are reflected in earnings through an adjustment to operating expenses.

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

The Company generally enters into derivative transactions only with high quality institutions. As such, no losses associated with non-performance have occurred or are expected to occur. Derivative instruments are not used for speculative purposes.

5. Valuation of Privately Placed Fixed Maturities

A large portion of the Company’s invested assets is stated at fair value in the consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 34% and 40% of the Company’s fixed maturity investments at September 30, 2006 and December 31, 2005, respectively, are valued using these types of estimates.

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

7. Income Taxes

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

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of its obligations

The principal sources of the Company’s liquidity are premium and annuity considerations, investment and fee income and investment maturities and sales. The principal uses of the Company’s liquidity relate to benefit payments, claim payments, payments to policy and contract holders in connection with policy surrenders and withdrawals, purchase of investments, commissions and general and administrative expenses.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $858 million and $1,128 million as of September 30, 2006 and December 31, 2005, respectively. In addition, as of September 30, 2006, 98.1% and as of December 31, 2005, 97.4% of the Company’s bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $95.5 million and $95.1 million of commercial paper outstanding at September 30, 2006 and December 31, 2005, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

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

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of September 30, 2006, the Company did not own any interest rate caps or interest rate floors.

To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

As a result of the coinsurance with funds withheld element of the Company’s reinsurance of business of CLAC’s United States branch, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of CLAC that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. This change is partially offset by the investment experience realized on the assets withheld under the agreement. Therefore, the Company’s operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. As a result of this embedded derivative and related investment experience, a net gain in the amount of $5.3 million and a net loss in the amount of $0.6 million, net of offsetting changes in deferred ceding commissions and income taxes, were included in net income for the three and nine months ended September 30, 2006, respectively, compared to losses net of offsetting changes in deferred ceding commissions and income taxes, in the amounts of $8.5 million and $7.2 million for the three and nine months ended September 30 2005, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

The Chief Executive Officer and Chief Financial Officer hereby confirm that no significant changes in the Company’s internal control over financial reporting occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

Item 1A. Risk Factors

There are no material changes from Risk Factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

Index to Exhibits:

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	40
31.2	Rule 13a-14(a)/15d-14(a) Certification	41
32	18 U.S.C. 1350 Certification	42

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	November 14, 2006
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)