Form 10-K
period 2006-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2007-04-02
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-1173

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

COLORADO	84-0467907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8515 EAST ORCHARD ROAD, GREENWOOD VILLAGE, CO 80111
(Address of principal executive offices)

(303) 737-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No ☒

As of June 30, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2007, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

NOTE:	This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

		Table of Contents	Page
Part I	Item 1.	Business	3.
	1.1	Organization and Corporate Structure	3.
	1.2	Business of the Company	3.
	1.3	Great-West Healthcare Segment	5.
	1.4	Financial Services Segment	8.
	1.5	Other Segment	12.
	1.6	Investment Operations	13.
	1.7	Regulation	14.
	1.8	Ratings	16.
	1.9	Employees	16.
	1.10	Available information	16.
	Item 1A.	Risk Factors	16.
	Item 2.	Properties	21.
	Item 3.	Legal Proceedings	22.
	Item 4.	Submission of Matters to a Vote of Security Holders	22.
Part II	Item 5.	Market for Registrant’s Common Equity and
		Related Stockholder Matters	22.
	5.1	Equity Security Holders and Market Information	22.
	5.2	Dividends	22.
	Item 6.	Selected Financial Data	22.
	Item 7.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	24.
	7.1	Executive Summary	24.
	7.2	Critical Accounting Policies and Estimates	26.
	7.3	Company Results of Operations	29.
	7.4	Great-West Healthcare Segment Results of Operations	33.
	7.5	Financial Services Segment Results of Operations	37.
	7.6	Other Segment Results of Operations	42.
	7.7	Investment Operations	43.
	7.8	Liquidity and Capital Resources.	46.
	7.9	Off-Balance Sheet Arrangements	47.
	7.10	Contractual Obligations	48.
	7.11	Application of Recent Accounting Pronouncements	49.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51.
	Item 8.	Financial Statements and Supplementary Data	53.
	Item 9.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosures	109.
	Item 9A.	Controls and Procedures	109.
	Item 9B.	Other Information	109.
Part III	Item 10.	Directors and Executive Officers of the Registrant	109.
	10.1	Identification of Directors	109.
	10.2	Identification of Executive Officers	111.
	10.3	Code of Ethics	113.
	10.4	Security Holder Communications	113.
	10.5	Audit Committee Financial Expert	113.
	Item 11.	Executive Compensation	114.
	11.1	Compensation Discussion and Analysis	114.
	11.2	Compensation Committee Report	117.
	11.3	Compensation Committee Interlocks and Insider Participation	117.
	11.4	Summary Compensation Table	118.
	11.5	Grants of Plan-Based Awards for 2006	119.
	11.6	Outstanding Equity Awards at 2006 Fiscal Year End	119.
	11.7	Pension benefits for 2006	120.
	11.8	Nonqualified Deferred Compensation for 2006	121.
	11.9	Compensation of Directors for 2006	122.
	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	124.
	12.1	Security Ownership of Certain Beneficial Owners	124.
	12.2	Security Ownership of Management	124.
	Item 13.	Certain Relationships and Related Transactions	126.
	Item 14.	Principal Accounting Fees and Services	127.
	14.1	Principal Accounting Fees	127.
	14.2	Pre-Approval Policies and Procedures	127.
Part IV	Item 15.	Exhibits and Financial Statement Schedules	127.
	15.1	Index to Financial Statements	128.
	15.2	Index to Exhibits	128.
		Signatures	130.

Part I

Item 1.

Business

1.1	Organization and Corporate Structure

Great-West Life & Annuity Insurance Company the (“Company”) is a stock life insurance company originally organized on March 28, 1907. Great-West Life & Annuity Insurance Company is domiciled in Colorado.

The Company is a wholly owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company. Lifeco operates in the United States primarily through the Company and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company and The Canada Life Assurance Company (“CLAC”). Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2	Business of the Company

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is licensed, and conducts its business, in all states in the United States, the District of Columbia, Puerto Rico, Guam, and the United States Virgin Islands.

The Company operates the following three business segments:

•	Great-West Healthcare - Markets life and health insurance products and services for group clients, including self-funded health plans, consumer-driven health models and flexible spending accounts.

•

Financial Services - Markets and administers savings, administrative and record-keeping services for public, private and non-profit employers, corporations and individuals, including 401(a), 401(k), 403(b), 408 and 457 plans and life insurance products for individuals and businesses.

•

Other - Includes the activities of Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary, whose sole business is the assumption of a certain block of term life insurance retroceded by CLAC, corporate items not directly allocated to any other reportable business segment, and interest expense on long-term debt.

Financial information, including revenues, net income, and total assets, of the Company’s three operating segments is provided in Note 18 “Segment Information” of the accompanying consolidated financial statements. No customer accounted for 10% or more of the Company’s consolidated revenues during 2006, 2005 or 2004. In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segment’s operations. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (“CLFC”), the parent company of CLAC, Canada Life Insurance Company of America (“CLICA”) and Canada Life Insurance Company of New York (“CLINY”). Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, Great-West Life. On December 31, 2003, CLAC transferred all of the outstanding common shares of CLICA and CLINY owned by it to the Company. These acquisitions have been accounted for as a “reorganization of businesses under common control” and, accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco’s cost basis, and the results of operations of CLICA and CLINY subsequent to July 10, 2003 are included in the Company’s consolidated statements of income.

On December 31, 2005, First Great-West Life & Annuity Insurance Company, a wholly-owned subsidiary of the Company, merged with and into CLINY. Upon completion of the merger, CLINY’s name was changed to First Great-West Life & Annuity Insurance Company.

Sales of new individual life and annuity products in the United States by CLAC, CLICA and CLINY were discontinued during 2003, shortly after the acquisition of CLFC by Lifeco. On February 29, 2004 and August 31, 2004, respectively, CLAC’s and CLINY’s United States group life and health businesses, excluding medical stop-loss policies, were sold to an unrelated third-party. The Company manages CLAC’s existing individual insurance and annuity business in the United States. In connection with this management, the Company provides certain corporate and operational administrative services on behalf of CLAC, for which it receives a fee.

On August 31, 2003, the Company and CLAC entered into an indemnity reinsurance agreement pursuant to which the Company reinsured 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health, and annuity business of CLAC’s United States branch. The CLAC indemnity reinsurance agreement, as amended, allows for periodic transfers of funds withheld assets. At December 31, 2006, there remained $311.6 million of assets to be transferred to the Company under the amended agreement and the reinsured 80% is comprised of 65% coinsurance and 15% coinsurance with funds withheld as a result of these asset transfers. The following table summarizes the transfer of funds withheld assets by CLAC to the Company during the years ended December 31, 2006 and 2005.

	Year Ended December 31,
Assets (In thousands)	2006	2005
Fixed maturity investments	$84,358	$414,623
Mortgage loans on real estate	2,745	49,218
Investment income due and accrued	519	4,282
Cash	96,600	70,000
Reinsurance receivable	(184,222)	(538,123)
	$-	$-

On December 30, 2005, GWSC, a wholly owned subsidiary of CLICA, was licensed as a special purpose financial captive insurance company. Following licensing, CLAC retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, whereby the excess of U.S. statutory reserves over funds withheld was backed by a letter of credit. A second letter of credit funds $50 million of capital in GWSC. The Company recorded $167 million in both premium income and increase in reserves associated with these policies in 2005. The Company also recorded, at fair value, the following at December 31, 2005 as a result of this transaction:

Assets (In thousands)		Liabilities and Stockholder’s Equity
Reinsurance receivable	$166,688	Policy reserves	$166,688
	$166,688		$166,688

On October 2, 2006, the Company purchased several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 300,000 participants in the 401(k) full service segment and increased its distribution capacity. The purchase included a 100% coinsurance agreement reinsuring the acquired general account business and a 100% modified-coinsurance agreement reinsuring the acquired separate account business. The Company will replace the acquired MetLife policies with its policies over a three year period. As these policies are replaced, they will no longer be subject to the reinsurance agreements. Under the coinsurance agreement, the Company acquired all of the insurance liabilities associated with these contracts and received from MetLife cash to support these liabilities, net of the purchase price. Under the modified-coinsurance agreement, MetLife retains the approximate $2.3 billion of separate account assets and liabilities but cedes to the Company all of the net profits and losses and related net cash flows. In addition, the Company will receive fee income by providing administrative services and recordkeeping functions on approximately $3.4 billion of participant account values.

On October 2, 2006, the Company recorded, at fair value, the following as a result of this transaction:

Assets (In thousands)		Liabilities and Stockholder’s Equity
Cash	$1,384,117	Policy reserves	$1,485,506
Value of business acquired	46,033	Other liabilities	7,971
Goodwill and other intangible assets	62,677
Other assets	650
	$1,493,477		$1,493,477

On November 30, 2006, the Company purchased all outstanding shares of IHN, Inc. (“IHN”). IHN provides network provider access to health care and workers compensation payors such as third-party administrators, insurance carriers and employers for approximately 70,000 members. In addition, IHN provides out of network repricing and negotiation services to members administered by a third-party administrator with whom it was formerly affiliated.

On December 31, 2006, the Company purchased the full service-bundled, defined contribution business from U.S Bank. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent more than 190,000 members and more than $9.0 billion in retirement plan assets. The acquisition includes the retention of relationship managers and sales and client service specialists. In addition, the Company and U.S. Bank will establish a preferred provider relationship to support ongoing 401(k) needs of U.S. Banks customers.

1.3	Great-West Healthcare segment

Principal Products

The Great-West Healthcare segment provides services for approximately 5,200 employers. It is a national employee benefits provider with expertise in self-funding and innovative healthcare management solutions. The Company considers itself to be an industry leader in self-funded and health insurance solutions for small and medium size employers. The Company provides employers in the United States with a comprehensive line of employee benefit products and services, including health plans, flexible spending account administration, dental and vision plans, life insurance benefits, and short and long-term disability insurance coverage. Insurance products offered include traditional and managed plan designs, consumer-driven health plans and tiered benefit options. The Company’s products include state-of-the-art cost and care management programs as well as comprehensive networks that help ensure quality healthcare.

The Great-West Healthcare segment operations are organized in the following market segments: (i) select markets, focusing on employers with less than 250 employees; (ii) mid-market, focusing on employers with 250-2,500 employees; (iii) national accounts, focusing on employers with over 2,500 employees and (iv) specialty markets, a segment that distributes medical stop loss coverage, access to a national provider network and medical and disease management through third-party administrators and smaller health insurance carriers.

During 2003, the Company adopted the brand name, “Great-West Healthcare,” which refers to all employee benefit health care products and services offered by the Company. The name has been successful in eliminating market confusion over different carriers and networks. Efforts to enhance brand awareness continue. The theme of the Company’s targeted advertising campaign introduced in 2004, “New Ideas From the Frontier of Health Care,” communicates a strategy for delivering innovative, affordable benefit plans to businesses. Further brand building efforts reflecting this theme were introduced during 2005 and 2006 utilizing both print and television media.

While the Company continues to reduce its focus on its Health Maintenance Organization (“HMO”) products in most markets, Great-West Healthcare Consumer Advantage, a consumer-driven tiered benefits product, has continued its success. This first-to-market consumer-driven preferred provider organization product provides employers with a more affordable option than a traditional plan design and engages employees in healthcare decisions.

The Company also offers health reimbursement accounts (“HRA”) and health savings accounts (“HSA”). With an HRA, employers contribute a specified annual amount for each employee to spend on healthcare expenses. Funds remaining in an account at the end of the year can be rolled over for future use. An HSA offering combines a high-deductible health plan administered by the Company with a health savings account administered by an outside third-party.

Because the majority of the Company’s health plans are self-funded, Great-West Healthcare’s medical management program, Medical Outreach, is a standard offering with each health plan. Medical Outreach identifies ways to keep health plan members as healthy as possible, which results in claims cost savings. The Company’s disease management program services enroll members with asthma, diabetes, emphysema, heart disease, cancer, premature birth, end stage renal disease, and chronic pain. The Company also offers a comprehensive wellness program to help plan members maintain good health. These programs benefit employers and members by reducing hospitalization costs and employee absences and by increasing productivity. Great-West Healthcare contracts with Matria Healthcare, a leading provider of health intelligence solutions for many of these programs. Matria Healthcare assists with data analysis, risk assessment and predictive modeling for client groups and provides an interactive health and wellness web site for its members. In addition, the Company provides a nurse hotline and online educational and decision-making tools to help members manage their healthcare and make medically and financially sound treatment choices.

Method of Distribution

The Great-West Healthcare segment distributes its products and services through field sales staff. As of December 31, 2006, a sales staff of approximately 400, inclusive of management, was located in 26 sales offices throughout the United States. Each sales office works with insurance brokers, agents and consultants in its local market. Additionally, the Great-West Healthcare segment continues to expand its distribution channels to include third-party administrators through its specialty markets group.

Competition

The employee benefits industry is highly competitive. The marketplace creates pricing pressures that often encourage employers to seek competitive bids. Although most employers are looking for affordably priced employee benefits products, they also want to offer comprehensive coverage for their employees, while at the same time, reducing overall health care costs. In many cases, it is more cost-effective and efficient for an employer to contract with a carrier such as Great-West Healthcare that offers multiple product lines and centralized administration.

In addition to price considerations, there are a number of other factors that influence employer decision-making. These factors include: size, cost-effectiveness, the quality of provider networks, quality of member and client services, cost-containment services, flexible product designs and in some cases, name recognition.

Life Insurance In-Force and Policy Reserve Liabilities

Sales of group life insurance consist principally of renewable term coverage, the amounts of which are either fixed or linked to individual employee wage levels. The following table shows group life insurance in-force prior to reinsurance ceded at December 31 for each of the years indicated:

	December 31,
(In millions)	2006 ¹	2005 ¹	2004 ²	2003 ³	2002
Life insurance
in-force	$42,667	$43,537	$49,244	$102,721	$58,572

¹ The December 31, 2006 and 2005 amounts were influenced by a decline in Great-West Healthcare segment membership.

² The December 31, 2004 amount reflects the recapture by CLAC during 2004 of certain group life business it ceded to the Company in 2003.

³ The December 31, 2003 amount reflects the ceding to the Company by CLAC of certain life business.

For group whole life and term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality and expenses, including margins for adverse deviation. For waiver of premium on account of disability and paid up group whole life contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, morbidity and expenses (including margins for adverse deviation). For group universal life, the policy reserves equal the accumulated fund balance that reflects cumulative deposits plus credited interest less charges thereon. Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long-term disability claims that have been reported but not yet adjudicated.

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

Assumptions used for mortality and morbidity experience are periodically reviewed against published industry data and the Company’s experience.

The above-mentioned policy liability reserves are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves, are expected to be sufficient to meet the Company’s policy obligations of paying expected death benefits and to generate profits.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. When purchasing reinsurance, the Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it has assumed. Accordingly, the Company only cedes insurance to highly rated, well-capitalized companies. The maximum amount of group life insurance retained on any one life or for accidental death coverage is $1.5 million. The maximum amount of group disability income benefit at risk on any one life is $6,000 per month.

The Company entered into a reinsurance agreement in 2003 with Allianz Risk Transfer (Bermuda) Limited (“Allianz”) to cede 40% in 2005, 75% in 2004 and 90% in 2003 of direct written group health stop-loss and excess-loss business. This agreement was terminated on December 31, 2005.

On February 29, 2004, CLAC recaptured the group life and health business from the Company associated with the original Indemnity Reinsurance Agreement dated August 31, 2003. The Company recorded an income statement impact of $256 million of negative premium income and change in reserves associated with these policies.

On July 1, 2006, Great-West Healthcare entered into a reinsurance agreement with an unrelated third-party to assume 100% of the risk of a large fully insured HMO account. The agreement will expire on June 30, 2008.

On December 1, 2006, Great-West Healthcare entered into a reinsurance agreement with an unrelated third-party to cede 95% of a block of excess stop loss business. The stop loss business will be underwritten by the reinsurer with Great-West Healthcare oversight and will be administered by an affiliated company.

1.4	Financial Services segment

Principal Products

The Financial Services segment of the Company develops and administers products under two general categories: Great-West Retirement Services® and Individual Markets. These areas distribute retirement and life insurance products and services for public, private and non-profit employers, corporations and individuals.

•	Great-West Retirement Services

Under the Great-West Retirement Services brand, the Company provides enrollment services, communication materials, various investment options and education services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. This has been the fastest growing portion of the pension marketplace in recent years.

The marketing focus is directed towards providing services and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts and corporations. Record-keeping and administrative services for defined contribution plans may also be provided to this target market. Through a subsidiary, FASCore, LLC, the Company is focused on partnering with other large institutions to provide third-party record keeping and administration services.

The Company offers both guaranteed interest rate investment options for various lengths of time and variable annuity products designed to meet the specific needs of the customer. In addition, the Company offers both customized annuity and non-annuity products.

For the guaranteed interest rate option, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance. The Company’s general account assets support the guaranteed investment product. The Company also manages separate account fixed interest rate options where it is paid a management fee.

The Company’s variable investment options provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company or by selected external fund managers.

The Company is compensated by separate account fees for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services. The Company is reimbursed by external mutual funds for marketing, sales and/or service costs under various revenue sharing agreements.

The Company also receives fees for providing third-party administrative and record-keeping services to financial institutions and employer-sponsored retirement plans.

Customer retention is a key factor for the profitability of group annuity products. To encourage customer retention, annuity contracts may impose a surrender charge on policyholder balances withdrawn for a period of time after the contract’s inception. The period of time and level of the charge vary by product as well as other factors such as size of the prospective group, projected annual contributions for all participants in the group, frequency of projected withdrawals, type and frequency of administrative and sales services provided, level of other charges, type and level of communication services provided, and number and type of plans. Existing federal tax penalties on distributions prior to age 59½ provide an additional disincentive to premature surrenders of balances held under the group annuity contract, but do not impede transfers of those balances to products of competitors.

•	Individual Markets

In the Individual Markets area, the Company distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. Participating policyholders share in the financial results of the participating business in the form of dividends. The Company no longer actively markets participating products. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets. Participating policyholder earnings are not included in the Company’s consolidated net income.

Term life provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life provides guaranteed death benefits and level premium payments for the life of the insured. Universal life products include a cash value component that is credited with interest at regular intervals. The Company’s universal life earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

Sales of life insurance products typically have initial marketing expenses which are deferred. These expenses are shown as deferred acquisition costs in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits or premium revenues recognized. Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company’s universal and whole life insurance contracts typically impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract’s inception. The period of time and level of the charge vary by product. In addition, more favorable credited rates may be offered after policies have been in-force for a period of time.

During 2006, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of those institutional partners include Citibank, US Bank, Regions/AmSouth Bank, and Huntington Bank.

At December 31, 2006 and 2005, the Company had $4.5 billion and $4.3 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance (“COLI”). Due to legislation enacted years ago that phased out the interest deductions on COLI policy loans, leveraged COLI product sales have ceased.

The Company has shifted its emphasis from COLI to the Business-Owned Life Insurance (“BOLI”) market. BOLI was not affected by the aforementioned legislation. These products are interest-sensitive whole life, universal life and variable universal life policies that indirectly fund post-retirement benefits for employees and non-qualified executive benefit plans. At December 31, 2006, the Company had $1.9 billion of fixed and $2.0 billion of separate account BOLI policy reserves, compared to $1.7 billion of fixed and $1.7 billion of separate account BOLI reserves at December 31, 2005.

The Company also has a marketing agreement with Charles Schwab & Co., Inc. (“Schwab”) to sell individual variable qualified and non-qualified deferred annuities. The fixed product is a Guarantee Period Fund that was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. The Company is currently offering guarantee period durations of three to ten years. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date result in a market value adjustment (“MVA”). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

On a limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

Certain of the Company’s life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2006, approximately 8% (10% in both 2005 and 2004) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 92% of outstanding policy loans had variable interest rates averaging 5.96% at December 31, 2006. Investment income from policy loans was $208.5 million, $202.9 million and $203.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Method of Distribution

The Great-West Retirement Services area distributes pension products through its subsidiary, GWFS Equities, Inc., as well through over 400 pension consultants, representatives and service personnel. Record-keeping and administrative services are also distributed through institutional partners.

The Individual Markets area distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is distributed through specialized benefit consulting organizations and through financial services organizations such as Great-West Retirement Services and SunTrust Bank. Individual life insurance and annuity products are also offered through Schwab.

Competition

The life insurance, savings and investments marketplace is highly competitive. The Company’s competitors include mutual fund companies, insurance companies, banks, investment advisers and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company’s ratings strength, see Item 1.8, Ratings.

Life Insurance In-Force and Policy Reserve Liabilities

The amount of fixed annuity products in-force is measured by policy reserves. The following table shows group and individual annuity policy reserves as well as the annuity balances in the separate accounts for the years indicated:

(In millions)		Retirement
Year Ended	General Account	Services	Individual Markets
December 31,	Annuity Reserves	Separate Accounts	Separate Accounts
2006	$8,635	$12,724	$1,405
2005	7,913	11,272	1,237
2004	7,965	11,152	1,237
2003[1]	8,410	10,289	1,244
2002	4,612	8,859	808

At December 31, 2006 and 2005, the Company had $10.1 billion and $9.8 billion, respectively, of policy reserves on individual insurance on the consolidated balance sheets. The following table summarizes individual life insurance in-force prior to reinsurance ceded for the years indicated:

	December 31,
(In millions)	2006	2005	2004	2003 ¹	2002
Life insurance in-force	$68,129	$67,000	$65,027	$67,645	$50,605

¹ The December 31, 2003 amounts reflect the ceding to the Company by CLAC of certain life business.

Reserves for investment-type policies (primarily deferred annuities and 401(k)) are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

Reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation.

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

The aforementioned reserves are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves, are expected to be sufficient to meet the Company’s policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

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

The Company recorded a reinsurance receivable in connection with the indemnity reinsurance agreement with CLAC dated August 31, 2003, which relates to the amount due to it for reserves assumed on a coinsurance with funds withheld basis. The Company’s return on this reinsurance receivable is the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of CLAC’s United States branch. Pursuant to an interpretation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, the Company has identified an embedded derivative for its exposure to interest rate risk and to credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting, the Company recognized associated losses and its net income decreased by $1.5 million, $8.5 million, and $5.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

1.5	Other segment

The Company’s Other segment primarily includes the activities of GWSC whose sole business is the assumption of a certain block of term life insurance retroceded by CLAC under the December 31, 2005, reinsurance agreement. Reserves for term life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration. Reserves are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows policy reserves and life insurance in-force at December 31 for each of the years indicated:

	December 31,
(In millions)	2006	2005
Policy reserves	$221	$167
Life insurance in-force	70,281	74,282

The remainder of the Other segment consists of corporate items not directly allocated to any other reportable business segment and interest expense on long-term debt.

1.6	Investment Operations

The Company’s investment division manages and administers its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products. The Company’s principal investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. Total investments at December 31, 2006, were $38.4 billion, comprised of general account investment assets in the amount of $22.1 billion and separate account assets in the amount of $16.3 billion. Total investments at December 31, 2005, were $35.0 billion, comprised of general account investment assets in the amount of $20.5 billion and separate account assets in the amount of $14.5 billion.

The Company’s general account investments are in a broad range of asset classes, primarily domestic fixed maturities. Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 5 to the Company’s consolidated financial statements that are included in Item 8, Financial Statements and Supplementary Data.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company’s fixed maturity investments comprised 70.2% of its general account investment assets as of December 31, 2006. The Company reduces credit risk for the portfolio as a whole by initially investing in only investment grade fixed maturities. As of December 31, 2006 and 2005, 98.2% and 97.4%, respectively, of the fixed maturity portfolio carried an investment grade rating.

The Company’s equity investments comprised 1.7% and 2.6% of its total invested assets at December 31, 2006 and 2005, respectively.

The Company’s mortgage loans on its real estate portfolio constituted 6.1% and 7.1% of investment assets as of December 31, 2006 and 2005, respectively.

At December 31, 2006, 17.2% of investment assets were invested in policy loans and 4.8% were invested in short-term investments compared to 18.1% and 5.2%, respectively, at December 31, 2005.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company’s general account as of the end of the years indicated.

(In millions)	December 31,
Carrying Value	2006	2005	2004	2003	2002
Fixed maturity investments:
U.S. government direct
obligations and
U.S. agencies	$3,842	$3,368	$3,154	$3,199	$2,711
Obligations of U.S. states
and their foreign
subdivisions	1,318	1,302	1,255	1,209	1,119
Foreign governments	15	21	16	58	43
Corporate debt securities	5,757	5,489	5,423	5,597	3,760
Mortgage-backed and asset-
backed securities	4,555	3,587	3,377	3,074	2,738
Total fixed maturity
	15,487	13,767	13,225	13,137	10,371

Other Investments:
Equity investments	373	524	637	428	90
Mortgage loans	1,338	1,461	1,544	1,894	421
Policy loans	3,798	3,716	3,548	3,389	2,964
Short-term investments	1,057	1,070	709	852	710
Other investments	4	5	-	-	-
Total investments	$22,057	$20,543	$19,663	$19,700	$14,556

Cash	$34	$58	$110	$151	$155
Accrued investment
income	161	151	159	165	133

The following table summarizes the Company’s general account investment results.

	(In millions)	Earned Net
Year Ended December 31,	Net Investment Income	Investment Income Rate
2006	$1,164	6.12%
2005	1,090	5.82%
2004	1,050	5.37%
2003	988	6.23%
2002	919	6.79%

1.7	Regulation

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

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the operations and accounts of the insurers domiciled in their states. For the three-year period ended December 31, 2006, these examinations produced no significant adverse findings regarding the operations and accounts of the Company and its insurance subsidiaries.

The National Association of Insurance Commissioners (the “NAIC”) has prescribed risk-based capital (“RBC”) rules and other financial ratios for life insurance companies. The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer's capital and measure the risk characteristics of an insurer's assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. The application of the RBC levels contained within the rules is a regulatory tool, which may indicate the need for possible corrective action with respect to an insurer, and is not intended as a means to rank insurers generally.

Based on their December 31, 2006, statutory financial reports, the Company and its insurance subsidiaries have risk-based capital well in excess of that required by their regulators.

The NAIC has also adopted the Codification of Statutory Accounting Principles (the “Codification”). The codification was intended to standardize accounting and reporting to state insurance departments. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Colorado Division of Insurance (the “DOI”) requires, with certain modifications, statutory financial statements to be prepared under the provisions of the Codification.

Insurance Holding Company Regulations

The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in applicable states. These regulations contain certain restrictions and reporting requirements for transactions between affiliates, including the payment of dividends. They also regulate changes in control of an insurance company.

Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company’s broker-dealer subsidiary is regulated by the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. The SEC regulates the Company’s investment adviser subsidiaries and its transfer agent subsidiary. Certain of the Company’s separate accounts supporting its variable insurance and annuity products, as well its mutual fund subsidiaries, are registered under the Investment Company Act of 1940 while the securities they issue are registered under the Securities Act of 1933.

Guaranty Funds

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies. The Company has historically recovered more than half of the guaranty fund assessments through statutorily permitted premium tax offsets. The Company has a prepaid asset associated with guaranty fund assessments in the amounts of $0.9 million and $1.2 million at December 31, 2006 and 2005, respectively.

Potential Legislation

United States federal and state legislative and regulatory developments could significantly and adversely affect the Company’s health and retirement services business. Congress continues to consider changes to various aspects of healthcare coverage and retirement plans.

It is impossible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

1.8	Ratings

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. The Company’s financial strength ratings as of the date of this filing are as follows.

Current
Rating Agency	Measurement	Rating
A.M. Best Company, Inc.	Financial strength, operating	A+ [1]
performance and
business profile

Fitch Ratings	Financial strength	AA+ [2]

Moody’s Investors Service	Financial strength	Aa3 [3]

Standard & Poor’s Ratings Services	Financial strength	AA [4]

[1]	Superior (highest category out of ten categories).
[2]	Very Strong (second highest category out of nine categories).
[3]	Excellent (second highest category out of nine categories).
[4]	Very Strong (second highest category out of nine categories).

1.9	Employees

The Company had approximately 6,600 employees at December 31, 2006.

1.10	Available Information

The Company files periodic reports and other information with the SEC. Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549 or by calling the SEC at 1-202-551-8090 (Public Reference Room) or 1-800-SEC-0330 (Office of Investor Education and Assistance). In addition, the SEC maintains an internet website (www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A.

Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory and financial risks and uncertainties. The most significant risks include the following.

Competition could negatively affect the ability of the Company to maintain or increase market share or profitability.

The industry in which the Company operates is highly competitive. The Company’s competitors include life, accident and health insurance companies, HMOs, mutual fund companies, banks, investment advisers and certain service and professional organizations. Although there has been consolidation in some sectors, no one competitor is dominant. Customer retention is a key factor for continued profitability. Management cannot assure that the Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets. If the Company fails to do so, its business, results of operations, and financial condition could be materially and adversely affected. See Items 1.3 and 1.4 for a further discussion of competition.

The insurance industry is heavily regulated and changes in regulation may reduce our profitability.

Federal and state regulatory reform that increases the compliance requirements imposed on the Company or that change the way that the Company is able to do business may significantly harm its business or adversely impact the results of operations in the future. It is not possible to predict whether future legislation or regulation adversely affecting the Company’s business will be enacted and, if enacted, the extent to which such legislation will have an effect on the Company or its competitors. Furthermore, there can be no assurance as to which of the Company’s specific products would be impacted by any such legislative or regulatory reform.

The Company’s operations and accounts are subject to examination by the Colorado DOI and other regulators at specified intervals. The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies. The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer's capital and measure the risk characteristics of an insurer's assets, liabilities, and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

See Item 1.7 for a further discussion of regulation.

A downgrade or potential downgrade in the Company’s financial strength or claims paying ratings could result in a loss of business and negatively affect results of operations and financial condition.

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the Company’s financial strength and its ability to meet ongoing obligations to policyholders. Claims paying ability and financial strength ratings are factors in establishing the competitive position of insurers. A rating downgrade, or the potential for such a downgrade, of the Company or any of its rated insurance subsidiaries could, among other things, materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affecting relationships with broker-dealers, banks, agents, wholesalers and other distributors of its products and services. This may result in cash payments requiring the Company to sell invested assets, including illiquid assets such as privately placed fixed maturity investments and mortgage loans on real estate, at a price that may result in realized investment losses. These cash payments to policyholders result in a decrease in total invested assets and a decrease in net income. Among other things, early withdrawals may also cause the Company to accelerate amortization of policy acquisition costs and value of business acquired, reducing net income. In addition, a downgrade may negatively impact new sales and adversely affect the Company’s ability to compete and thereby have a material affect on its business, results of operations, and financial condition. Negative changes in credit ratings may also increase the Company’s cost of funding.

See Item 1.8 for the Company’s current ratings.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserves for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

The Company maintains policy and contract reserves to cover its estimated liability for unpaid losses and loss adjustment expenses for both reported and unreported claims incurred. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), claims severity and frequency, legal assessments of liability, interest rates and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, catastrophic events, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths. The Company’s group insurance products are exposed to the risk of significant mortality or morbidity losses caused by a local event effecting one or more of our group insurance policyholders. Additionally, there may be a significant reporting delay between the occurrence of an insured event and the time it is reported.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the Company’s consolidated statement of income in the period in which adjustments are determined. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove to be adequate in light of subsequent events.

See Items 1.3 and 1.4 for a further discussion of reserves.

The Company may be required to accelerate the amortization of deferred acquisition costs or valuation of business acquired, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

Deferred acquisition costs (“DAC”) represent the costs that vary with and are related primarily to the acquisition of new insurance and annuity contracts, and is amortized over the expected lives of the contracts. Valuation of business acquired (“VOBA”) represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk. The part of the risk the Company retains for its own account is known as the retention. Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its full liability to its policyholders. Accordingly, the Company bears credit risk with respect to its reinsurers. Management cannot make assurances that the Company’s reinsurers will pay all of its reinsurance claims, or that they will pay claims on a timely basis. If the Company becomes liable for risks it has ceded to reinsurers or if its reinsurers cease to meet their obligations to the Company, whether because they are in a weakened position as a result in incurred losses or otherwise, the Company’s results of operations, financial position, and cash flows could be materially adversely affected.

The Company’s reinsurance facilities are generally subject to annual renewal. However, no assurances can be made that the Company can maintain its current reinsurance facilities or that it can obtain other reinsurance facilities in adequate amounts and at acceptable rates. If the Company is unable to renew its expiring facilities or to obtain new reinsurance facilities, either its net exposures would increase or, if it is unwilling to bear an increase in net exposures, it would have to reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect on the Company’s business, results of operations and financial position.

See Items 1.3 and 1.4 for a further discussion of reinsurance.

Interest rate fluctuations could have a negative impact on results of operations and financial condition.

In periods of rapidly increasing interest rates, policy loans, surrenders and withdrawals may increase. Premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns. This activity may result in the Company making cash payments requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates. Among other things, early withdrawals may also cause the Company to accelerate the amortization of deferred acquisition costs and value of business acquired, reducing net income.

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

Market fluctuations and general economic conditions may adversely affect results of operations and financial condition.

The Company manages or administers its general and separate accounts in support of cash and liquidity requirements of its insurance and investment products. The Company’s general account investment portfolio is diversified over a broad range of asset classes, primarily domestic fixed income securities. The fair value of these and other general account invested assets fluctuates depending upon, among other factors, general economic and market conditions. In general, the market value of the Company’s general account fixed maturity securities portfolio increases or decreases in inverse relationship with fluctuations in interest rates.

The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of our fixed maturity and equity securities could cause the value of these securities and net income to decline and the default rate of the fixed maturity securities to increase. A ratings downgrade affecting particular issuers or securities could have a similar effect. Any event reducing the value of these securities other than on a temporary basis could have an adverse effect on the results of operations and financial condition.

Additionally, the Company may, from time to time, for business, regulatory, or other reasons, elect or be required to sell certain of its general account invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce net income.

The risk of fluctuations in market value of substantially all of the separate account assets is borne by the policyholders. The Company’s fee income for administering separate account assets, however, is generally set as a percentage of those assets. Accordingly, fluctuations in the market value of separate account assets result in fluctuations in revenue from policy charges.

See Item 7A for a further discussion of market risk.

Changes in U.S. federal income tax law could make some of the Company’s products less attractive to consumers and increase our tax costs.

Changes in U.S. federal income tax law could make some of the Company’s products less attractive to consumers. For example, the following events could adversely affect the Company’s business:

•	changes in tax laws that would reduce or eliminate tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;
•

reductions in the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns;

•	changes in applicable regulations that could restrict the ability of some companies to purchase certain BOLI products;
•	changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b), 408 and 457 plans and
•	repeal of the federal estate tax.

The Company cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have an adverse effect on our results of operations or financial condition.

Congress, as well as state and local governments, also considers from time to time legislation that could increase our tax costs. If such legislation is adopted, the results of operations could decline.

The Company may be subject to litigation resulting in substantial awards or settlements, and this may adversely affect its reputation and results of operations.

In recent years, life, accident and health insurance and financial service companies have been named as defendants in lawsuits, including class actions. A number of these lawsuits have resulted in substantial jury awards and settlements. There can be no assurance that any future litigation relating to matters such as the provision of health coverage or pricing and sales practices will not have a material adverse affect on the Company’s results of operations or financial position.

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations and financial condition.

Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. Management has devoted significant resources to develop the Company’s risk management and disaster recovery policies and procedures. However, policies and procedures may not be fully effective and may leave the Company exposed to unidentified and unanticipated risks. The Company may be subject to disruptions of its operating systems or its ability to conduct business from events that are wholly or partially beyond its control such as a natural catastrophe, act of terrorism, pandemic, or electrical/telecommunications outage. A failure of the computer systems or a compromise of their security could also subject the Company to regulatory sanctions or other claims, harm its reputation, interrupt operations and adversely affect its business, results of operations and financial condition.

The Company may experience difficulty in marketing and distributing products through its current and future distribution channels.

The Company distributes its life, health, and savings products through a variety of distribution channels, including brokers, independent agents, consultants, retail financial institutions and its own internal sales force. In some areas the Company generates a significant portion of its business through third-party arrangements. Management periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to either party. An interruption in the continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products. The Company must attract and retain productive internal sales representatives to sell its products. If the Company is unsuccessful in attracting and retaining sales representatives with demonstrated abilities, its results of operations and financial condition could be adversely affected.

Item 2.

Properties

The Company’s corporate office facility consists of a 752,000 square foot complex located in Greenwood Village, Colorado. The Company owns its corporate office facilities. The Company leases sales and claims processing offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.

Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

5.1	Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity. GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2	Dividends

In the two most recent fiscal years, the Company has paid dividends on its common shares. Dividends paid on the Company’s common stock were $249.4 million and $221.4 million during the years ended December 31, 2006 and 2005, respectively.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company’s statutory surplus as regards policyholders as of the preceding year ended December 31; or (ii) the Company’s statutory net gain, not including realized capital gains, for the twelve-month period ending the next preceding December 31 not including pro rata distributions of the Company’s own securities.

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2006, 2005 and 2004, and at December 31, 2006 and 2005 has been derived in part from the Company’s audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. Note 1 to the audited consolidated financial statements discusses the significant accounting policies of the Company. The selected consolidated financial information for the years ended December 31, 2004, 2003 and 2002 has been derived in part from the Company’s audited consolidated financial statements not included elsewhere herein. The following information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements appearing in Item 8. Certain previously reported amounts have been reclassified to conform to the presentation at and for the year ended December 31, 2006.

(In millions)	Year Ended December 31,
Income Statement Data	2006	2005	2004	2003	2002
Premium income	$1,438	$1,225	$671	$2,253	$1,120
Fee income	1,044	965	916	840	884
Net investment income	1,164	1,090	1,049	1,004	934
Net realized gains (losses)
on investments	(12)	39	58	40	42
Total revenue	3,634	3,319	2,694	4,137	2,980
Policyholder benefits	2,068	1,793	1,234	2,684	1,593
Operating expenses	1,077	993	984	981	973
Total benefits and
expenses	3,145	2,786	2,218	3,665	2,566
Income before income
taxes	489	533	476	472	414
Income tax expense	152	161	150	154	130
Net income	$337	$372	326	$318	$284
Dividends declared	$249	$221	$163	$76	$171

(In millions)	Year Ended December 31,
Operating Data	2006	2005	2004	2003	2002
Deposits to separate
accounts	$2,459	$2,125	$1,979	$2,217	$2,461
Deposits to investment-
type contracts	1,041	1,159	711	676	691
Withdrawals from
investment-type
contracts	1,826	1,392	1,258	821	1,284
Self-funded premium
equivalents	4,638	4,612	4,706	4,674	5,228

(In millions)	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Investment assets	$22,057	$20,543	$19,663	$19,700	$14,556
Separate account assets	16,290	14,456	14,155	13,175	11,338
Total assets	41,482	37,779	37,093	36,610	27,656
Total policy benefit
liabilities	20,433	19,235	18,942	19,703	13,007
Due to parent and
affiliates	548	241	221	207	205
Commercial paper	95	95	95	96	97
Total shareholder’s equity	2,129	2,062	2,044	1,887	1,664

Investment-type contracts are contracts that include significant cash build-up features, as discussed in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”

Self-funded health care premium equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that could have been earned under such contracts if they had been written as traditional indemnity or health maintenance organization programs.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as “expected,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company’s activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors. Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s consolidated financial statements included in Item 8.

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2006 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

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

During the year ended December 31, 2006, the Company completed three significant acquisitions to complement both its Great-West Healthcare and Financial Services segment operations.

The Company purchased several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The acquisition includes the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 300,000 participants in the 401(k) full service segment and increased its distribution capacity.

The Company also purchased the full service-bundled, defined contribution business of U.S Bank. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent more than 190,000 members. The acquisition includes the retention of relationship managers and sales and client service specialists.

The MetLife and U.S. Bank acquisitions are expected to expand the number of participants in the Company’s Financial Services segment to make it one of the top four record-keepers in the United States according to Spectrem Group.

The Company also acquired IHN, Inc. (“IHN”), a company that provides network provider access to health care and workers compensation payors such as third-party administrators, insurance carriers and employers for approximately 70,000 members. IHN also provides out of network repricing and negotiation services.

The Company’s operations are organized into three business segments: Great-West Healthcare, Financial Services and Other. There is no legal separation of the three segments. In assessing the performance of the Great-West Healthcare segment, management considers its profitability and the level of membership (the number of individuals covered under health contracts with employer customers) to be its primary points of focus. Increased membership is expected to improve the Company’s ability to obtain healthcare provider network discounts, which will enable it to enhance pricing competitiveness and earnings.

In the highly competitive healthcare marketplace, employers often regularly seek competitive bids to obtain better pricing as well as varied product choices to meet their employees’ differing needs. In many cases, it is more cost effective and efficient for an employer to contract with a carrier that offers multiple product lines and centralized administration. The Great-West Healthcare segment continues to focus on its consumer driven product portfolio in addition to improving programs that benefit members and deliver cost savings to employers.

During 2006, the Company’s Member ChampionSM program, the third and final tier of its Member Connect strategy, was completed.  Member Champion provides participating members with a single person at Great-West Healthcare who will assist the member in navigating through administrative, clinical and financial healthcare needs.   Member Connect strategy is a vital component of the Company’s service delivery model, transforming Great-West Healthcare’s customer service from a transaction-based to a relationship-based service model.

The Company made significant progress in advancing Great-West Healthcare’s position in consumer-driven healthcare (“CDHC”). In offering an integrated suite of consumer-driven healthcare products, it continued to promote Great-West Healthcare Consumer AdvantageSM, a healthcare savings account plan and a healthcare reimbursement account. During 2006, the Company supported CDHC growth by providing an online employer readiness survey, a comprehensive HSA resources package and quarterly webinars covering in-depth topics such as HSA contribution strategies and HSA legislation.

During 2006, Great-West Healthcare continued to expand its specialty risk market segment. The specialty risk market segment provides services to third-party administrators, health insurance carriers and other specialized distribution channels. During September 2005, the Company completed the acquisition of Mediversal, Inc., a healthcare services company that administers claims for employers with self-funded group health and worker’s compensation plans. The November 2006 acquisition of IHN further supplemented the Company’s efforts to expand in these areas.

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

The Financial Services segment continued to grow during 2006. The Financial Services segment experienced a significant increase in the number of plans and participants served by its Retirement Services unit and a slight decrease in the Individual Markets area due primarily to the lapsing of CLAC, CLINY and CLICA policies. During 2006, Individual Markets continued to focus on core strengths, increasing the number of placed policies, improving retention and increasing the partnership base. The Retirement Services growth was primarily due to the MetLife and U.S. Bank acquisitions.

In late 2005, Advised Assets Group, LLC, (“AAG”), the Company’s registered investment advisory subsidiary, introduced Reality Investing, a program that expands AAG’s participant level advice services including professional account management at the participant level.

The Financial Services segment is committed to providing exceptional service and high value to life and annuity policyholders. It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

The Company’s Other segment Includes the activities of Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), an indirect wholly owned subsidiary, whose sole business is the assumption of a certain block of term life insurance retroceded by CLAC, corporate items not directly allocated to any other reportable business segment, and interest expense on long-term debt.

7.2	Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to adopt accounting policies to make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

The critical accounting policies are those that the Company believes are important to the portrayal of its results of operations and financial condition and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that the most critical accounting policies include the reported amounts of policy reserves, allowances for credit losses on mortgage loans, deferred acquisition costs and value of business acquired, derivative instruments, valuation of privately placed fixed maturity investments, employee benefit plans, and taxes on income. Many of these policies, estimates and related judgments are common in the insurance and financial services industries.

Policy Reserves

Life Insurance and Annuity Reserves - The Company’s liability for contract and policy benefits is the largest liability included in its consolidated balance sheets, representing 51.9% and 53.9% of total liabilities at December 31, 2006 and 2005, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

Reinsurance - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are carried as reinsurance receivables in the Company’s consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions and activities of the reinsurers to minimize its exposure to significant losses from reinsurer defaults. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $3.5 million of coverage per individual life.

Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on the Company’s prior experience.

See Notes 1 and 8 to the accompanying consolidated financial statements for a further discussion of policy reserves and reinsurance transactions.

Allowance for Credit Losses on Mortgage Loans

The Company maintains an allowance for credit losses on mortgage loans at a level that, in management’s opinion, is sufficient to absorb credit losses on its mortgage loans which are measured based on the fair value of the related collateral. Management considers several factors in determining the appropriate level of allowance for credit loss. These include past loss experience, current and projected economic conditions and extensive situational analysis of each individual mortgage loan. In determining the ultimate adequacy of the allowance for mortgage loans, greater consideration is given to the individual mortgage characteristics and related collateral.

See Note 5 to the accompanying consolidated financial statements for a further discussion of the Company’s allowance for credit losses.

Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Policy acquisition costs, which primarily consist of sales commissions, cost of policy issuance and underwriting and costs associated with the Company’s sales representatives related to the production of new business, have been deferred to the extent recoverable. VOBA represents the present value of future profits embedded in acquired insurance, annuity and investment-type business. The recoverability of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. DAC and VOBA associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.

See Note 9 to the accompanying consolidated financial statements for a further discussion of DAC and VOBA.

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

•	Fair value hedges - Changes in the fair value of a derivative instrument that is designated as a fair value hedge are recorded in current period earnings.

•

Cash flow hedges – The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to earnings when the cash flow of the hedged item impacts earnings. The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

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

See Notes 1 and 5 to the accompanying consolidated financial statements for a further discussion of the Company’s derivative instruments.

Valuation of Privately Placed Fixed Maturity Investments

A large portion of the Company’s invested assets is stated at fair value in the consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 36% and 40% of the Company’s fixed maturity investments at December 31, 2006 and 2005, respectively, are valued using these types of methodologies.

To determine fair value for fixed maturity investments not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

See Note 6 to the accompanying consolidated financial statements for a further discussion of the valuation of fixed maturity investments.

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

See Note 16 to the accompanying consolidated financial statements for a further discussion of the Company’s employee benefit plans.

Taxes on Income

The Company’s effective tax rate is based upon expected income and statutory income tax rates and available tax planning opportunities. In the determination of the Company’s effective income tax rate, management considers judgments regarding its business plans, planning opportunities and expectations about their future outcomes. Certain changes or future events, such as changes in tax legislation and the commencement or completion of tax audits, could have an impact on management’s estimates and the Company’s effective tax rate.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the “IRS”) has completed audits of the Company’s income tax returns through 1996. IRS audits of the Company’s income tax returns for the years 1997 through 2004 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

See Note 17 to the accompanying consolidated financial statements for a further discussion of taxes on income.

7.3	Company Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

Net Income

The Company’s consolidated net income decreased by $35 million, or 9.4%, to $337 million during the year ended December 31, 2006 when compared to 2005. The decrease in net income is primarily due to net realized gains on investments of $0.4 million during 2006 compared to $42.3 million during 2005, excluding the participating policyholders’ share. In the Great-West Healthcare segment, a deterioration in the aggregate and individual stop loss claims experience also contributed to the decrease in net income. These are partially offset by higher fee income and improved investment margins in both the Great-West Healthcare and Financial Services segments.

Revenues

Premium income increased by $213 million, or 17.4%, to $1,438 million for the year ended December 31, 2006 when compared to 2005. This increase is primarily the result of the termination of the reinsurance agreement with Allianz. Premiums ceded to Allianz were $0 and $207 million in 2006 and 2005, respectively.

Fee income increased by $79 million, or 8.2%, to $1,044 million for the year ended December 31, 2006 when compared to 2005. This increase is primarily the result of increased administrative fees on higher membership and increased pharmacy benefit management revenue in the Great-West Healthcare segment and new institutional partner relationships and improved United States equity markets in the Financial Services segment.

Net investment income increased by $74 million or 6.8%, to $1,164 million, during the year ended December 31, 2006 when compared to 2005. The increase is comprised of:

•	a $21 million reduction in the loss resulting from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement;

•	an increase of $19 million on the assets received in the MetLife acquisition;

•	an increase of $11 million on invested assets associated with the reinsurance agreement between CLAC and GWSC and

•	an increase of $11 million associated with the $333 million surplus note issued to GWL&A Financial.

The Company incurred net realized losses on investments in the amount of $12 million during the year ended December 31, 2006 compared with net realized gains on investments in the amount of $39 million during 2005. The losses in 2006 are primarily due to interest rate related realized losses on repurchase agreement financing transactions and short duration fixed maturity investments and losses on the sale of exchange-traded bond funds and derivative instruments. The gains during 2005 include a one-time gain in the amount of $45 million on an equity investment sale.

Policyholder Benefits

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments. Total policyholder benefits increased by $275 million, or 15.4%, to $2,068 million, during the year ended December 31, 2006 when compared to 2005. The increase in benefits and expenses is primarily related to the aforementioned Allianz reinsurance agreement termination which resulted in ceded benefits of $0 and $207 million in 2006 and 2005, respectively, and higher aggregate and individual stop loss claims experience in the Great-West Healthcare segment.

Operating Expenses

Operating expenses include general and administrative expenses, commissions, interest on long-term debt, amortization of deferred acquisition costs and value of business acquired and premium taxes. Total operating expenses increased by $84 million, or 8.5%, to $1,077 million during the year ended December 31, 2006 when compared to 2005 primarily as a result of:

•	an increase of $26 million of general and administrative expenses and commissions associated with the 2006 activity from the GWSC reinsurance agreement with CLAC;

•	an increase of $31 million, or 32.0%, of 401(k) business operating expenses primarily related to the acquisition of the MetLife business;

•	an increase in the Financial Services Individual Markets area commissions of $12 million, or 40.1%, primarily due to increased BOLI sales and

•	an increase in interest expense of $16 million due to the issuance of a $333 million surplus note in May of 2006.

Income Taxes

Income tax expense decreased by $9 million, or 5.6%, during the year ended December 31, 2006 when compared to 2005. The decrease was primarily due to the 8.2% decrease in the Company’s pretax income offset by an increase in its 2006 effective tax rate, from 30.3% to 31.0% for the years ended December 31, 2005 and 2006, respectively.

Deposits to Separate Accounts, Deposits To and Withdrawals From Investment-Type Contracts, and Self-Funded Premium Equivalents

In evaluating its results of its operations, the Company considers changes in deposits to separate accounts, deposits received and withdrawals paid for investment-type contracts, and self-funded premium equivalents.

Deposits to separate accounts increased by $334 million, or 15.7%, to $2,459 million, during the year ended December 31, 2006 when compared to 2005. The increase is due primarily to an increase in business owned life insurance and individual annuity sales in the Individual Markets area of the Financial Services segment.

Deposits to investment-type contracts decreased by $118 million, or 10.2%, to $1,041 million, during the year ended December 31, 2006 when compared to 2005. This decrease is primarily attributable to the purchase in 2005 of $363 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $68 million during 2006. This decrease was partially offset by a $132 million increase in BOLI sales during the year ended December 31, 2006 when compared to 2005.

Withdrawals from investment-type contracts increased by $434 million, or 31.2%, during the year ended December 31, 2006, when compared to 2005. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

Self-funded premium equivalents have remained relatively constant, increasing by $26 million, or 0.6%, to $4,638 million during the year ended December 31, 2006 when compared to 2005.

Year ended December 31, 2005 compared with the year ended December 31, 2004

Net Income

The Company’s consolidated net income increased by $46 million, or 14.1%, to $372 million for the year ended December 31, 2005 from $326 million in 2004. The increase was primarily due to improved morbidity and mortality gains combined with higher pharmacy benefit management revenue and investment income in the Great-West Healthcare segment and higher fee income and improved mortality rates in the Financial Services segment.

Revenues

During the year ended December 31, 2005, premium income increased by $554 million, or 82.6%, to $1,225 million when compared to 2004. The increase in revenues during 2005 was in part due to the February 2004 CLAC recapture of certain group life and health business from the Company associated with the original indemnity reinsurance agreement, as discussed in Note 3 to the accompanying consolidated financial statements. Under the terms of this reinsurance agreement, the Great-West Healthcare segment recorded an income statement impact in the amount of $256 million of negative premium income and an offsetting change in reserves associated with these recaptured policies. Also in the Great-West Healthcare segment, premiums ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of the lower contractual cession percentages on the contract. GWSC also entered into a reinsurance agreement with CLAC on December 31, 2005, pursuant to which it assumed a certain specific in-force block of term life insurance. Under the terms of this reinsurance agreement, the Company recorded premiums of $167 million.

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

Net investment income increased by $41 million, or 3.9%, to $1,090 million during the year ended December 31, 2005 when compared to 2004. The increase was primarily the result of higher interest earned rates due to less amortization of premiums on fixed maturity investments in 2005 and more invested assets, which more than offset the impact of the change in the embedded derivative on the CLAC funds withheld that decreased investment income by $24 million during the year ended December 31, 2005 when compared to 2004.

The net realized gains on investments of $39 million in 2005 were primarily due to a large one-time gain on the sale of an equity investment. The net realized gains on investments of $58 million in 2004 were primarily from the sale of fixed maturity investments resulting in gains due to declining interest rates.

Policyholder Benefits

Total policyholder benefits increased by $559 million, or 45.3%, during the year ended December 31, 2005 when compared to 2004. The increase was primarily due to the aforementioned CLAC reinsurance recapture resulting in $256 million of negative change in reserves in February 2004. In addition, benefits ceded to Allianz decreased by $141 million during the year ended December 31, 2005 when compared to 2004 as a result of the lower contractual cession percentages under the reinsurance contract. The remaining increase was the result of the aforementioned December 31, 2005 GWSC reinsurance with CLAC resulting in $167 million of increase in reserves.

Operating Expenses

Operating expenses include general and administrative expenses, amortization of deferred acquisition costs and value of business acquired, commissions, interest on long-term debt and premium taxes. Total operating expenses increased by $9 million, or 0.9%, to $993 million during the year ended December 31, 2005 when compared to 2004. The increase is primarily due to an increase in compensation costs of $35 million, or 7.6%, resulting from salary increases and an increase in employees resulting from the acquisition of EMJAY RPS in 2005. This increase is offset by decreases in other expenses as the result of various cost saving measures.

Income Taxes

Income tax expense increased by $11 million, or 7.3%, during the year ended December 31, 2005 when compared to 2004. This increase was primarily due to the 12.0% increase in the Company’s pretax income partially offset by a decrease in its 2005 effective tax rate, from 31.5% to 30.3% during the years ended December 31, 2004 and 2005, respectively.

Deposits to Separate Accounts, Deposits To and Withdrawals From Investment-Type Contracts, and Self-Funded Premium Equivalents

Deposits to investment-type contracts and deposits to the separate accounts increased by $594 million, or 22.0%, during the year ended December 31, 2005 when compared to 2004. The increase was due to an increase in transfers by participants from unaffiliated retail investment options to the Company’s general account investment options.

Withdrawals from investment-type contracts increased by $134 million, or 10.7%, during the year ended December 31, 2005, when compared to 2004. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

Self-funded premium equivalents decreased by $94 million, or 2.0%, during the year ended December 31, 2005 when compared to 2004. This decrease was primarily due to decreased membership in the Great-West Healthcare segment.

7.4	Great-West Healthcare Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Great-West Healthcare segment:

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2006	2005	Change
Premium income	$932	$678	37.5%
Fee income	702	662	6.0%
Net investment income	81	68	19.1%
Net realized investment gains	-	20	(100.0%)
Total revenue	1,715	1,428	20.1%
Policyholder benefits	833	495	68.3%
Operating expenses	669	670	-
Total benefits and expenses	1,502	1,165	28.9%
Income from operations	213	263	(19.0%)
Income tax expense	72	87	(17.2%)
Net income	$141	$176	(19.9%)

Self-funded premium equivalents	$4,638	$4,612	0.6%

The following is a summary of the Great-West Healthcare market segment membership at December 31, 2006 and 2005:

(In thousands)	December 31,		Percentage
Membership	2006	2005	Change
Select and Mid-Market groups	1,218	1,292	(5.7%)
National and Specialty Markets groups	986	733	34.5%
Total	2,204	2,025	8.8%

Net Income

The Great-West Healthcare segment’s net income decreased by $35 million, or 19.9%, to $141 million during the year ended December 31, 2006 from $176 million in 2005. The decrease is the result of a deterioration in the aggregate stop loss claims experience in all market segments, excluding Specialty Markets, and individual stop loss claims experience in all market segments. These results were partially offset by increased investment gains, administrative fees on higher membership and pharmacy benefit management revenue.

Revenues

Premium income increased by $254 million, or 37.5%, to $932 million during the year ended December 31, 2006 when compared to 2005. The increase is due in part to renewal price increases and increased membership in the Specialty Markets segment. The termination of the stop loss reinsurance agreement with Allianz effective December 31, 2005 resulted in a decrease in ceded premium of $207 million during the year ended December 31, 2006 when compared to 2005.

Fee income increased by $40 million, or 6.0%, during the year ended December 31, 2006 when compared to 2005 due to increased membership in the Specialty Markets segment and improved pharmacy benefits management revenue.

Net investment income increased by $13 million, or 19.1%, to $81 million during the year ended December 31, 2006 when compared to 2005. The increase was the result of higher interest earned rates and increased investment income on surplus assets.

Net realized gains on investments decreased by $20 million to $0 during the year ended December 31, 2006 when compared to 2005. The decrease is primarily due to a one-time gain in the amount of $16 million on an equity investment sale during 2005.

Benefits and Expenses

Excluding the $207 million of benefits and expenses associated with the Allianz reinsurance cession in 2005, benefits and expenses increased by $131 million, or 19.7%, for the year ended December 31, 2006 when compared to 2005. The increase is due primarily to higher aggregate stop loss claims in all market segments, excluding Specialty Markets, and higher individual stop loss claims in all market segments.

Other

Membership at December 31, 2006 of 2,204 thousand increased by 8.8% from 2,025 thousand members at December 31, 2005. Increases in Specialty Markets have offset decreases in other markets due to lower sales. This membership includes the more than 70 thousand members from the November 2006 acquisition of IHN.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following is a summary of certain financial data of the Great-West Healthcare segment:

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2005	2004	Change
Premium income	$678	$262	158.8%
Fee income	662	647	2.3%
Net investment income	68	51	33.3%
Net realized investment gains	20	8	150.0%
Total revenue	1,428	968	47.5%
Policyholder benefits	495	68	627.9%
Operating expenses	670	675	(0.7)%
Total benefits and expenses	1,165	743	56.8%
Income from operations	263	225	16.9%
Income tax expense	87	76	14.5%
Net income	176	$149	18.1%

Self-funded premium equivalents	$4,612	$4,706	(2.0)%

The following is a summary of the Great-West Healthcare market segment membership at December 31, 2005 and 2004:

(In thousands)	December 31,		Percentage
Membership	2005	2004	Change
Select and Mid-Market Groups	1,292	1,367	(5.5)%
National and Specialty Markets Groups	733	654	12.1%
Total	2,025	2,021	0.2%

Net Income

The Great-West Healthcare segment net income increased by $27 million, or 18.1%, to $176 million during the year ended December 31, 2005 from $149 million during 2004. The increase was primarily due to improved morbidity and mortality gains combined with higher pharmacy benefit management revenue and investment income.

Revenues

Premium and fee income increased by $431 million, or 47.4%, to $1,340 million during the year ended December 31, 2005 when compared to 2004. The increase was attributable to the inclusion of negative premium in the amount of $207 million in 2004 as a result of the February 2004 recapture discussed previously, comprised of $256 million of negative premiums offset by $49 million of normal CLAC reinsurance activity recorded before the recapture. In addition, premiums ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of lower contractual cession percentages on the contract. The remaining increase was the result of higher renewal pricing partially offset by the decline in full service membership. These results also include higher pharmacy benefit management fee revenue due to greater utilization combined with favorable contract amendments resulting from the conversion of the Company’s pharmacy business to Express Scripts, Inc.

Net investment income increased by $17 million, or 33.3%, to $68 million during the year ended December 31, 2005 when compared to 2004. The increase was the result of higher interest earned rates primarily due to less amortization of premiums on fixed maturity investments in 2005 and increased investment income on surplus assets.

Benefits and Expenses

Total benefits and expenses increased by $422 million, or 56.8%, to $1,165 million during the year ended December 31, 2005 when compared to 2004. The increase was attributable to the inclusion of negative benefits in the amount of $250 million in 2004 as a result of the February 2004 recapture discussed previously, comprised of $256 million of negative change in reserves offset by $6 million of normal CLAC reinsurance activity recorded before the recapture. In addition, benefits ceded to Allianz decreased by $141 million during 2005 when compared to 2004 as a result of lower contractual cession percentages on the contract. The remaining increase was the result of higher specific stop loss claims experience partially offset by improved aggregate stop loss claims and life claims experience. Commission expense reflected a slight decline as the result of a reduction in per capita payments on lower membership.

Other

Self-funded premium equivalents decreased slightly by $94 million, or 2.0%, to $4,612 million during the year ended December 31, 2005 when compared to 2004 as a result of decreased full service membership.

Excluding customers associated with Canada Life, group healthcare customers (employer groups) in the Great-West Healthcare segment experienced a slight decline during the year ended December 31, 2005. Total membership remained relatively constant from 2,021 thousand members at December 31, 2004 to 2,025 thousand members at December 31, 2005. Point of service (“POS”), including open access membership and HMO members increased by 4.4% from approximately 228 thousand at December 31, 2004 to approximately 238 thousand at December 31, 2005.

Higher membership in the specialty markets segment has offset decreases in all other markets as a result of lower sales combined with higher terminations. This membership includes 54 thousand medical members related to the Company’s September 2005 acquisition of Mediversal, Inc., a third-party administrator that administers health and worker’s compensation claims for employers with self-funded plans.

Outlook

The Company continues to focus on programs that benefit members and deliver savings to employers. By expanding the Company’s second-tier network program, whereby members are offered discounts on services from thousands of additional providers outside the Company’s proprietary network, members and employers enjoy additional claims savings. Network expansion contributes to the Company’s competitive positioning as it continues to provide claims savings to employers as well as more provider options for the employees of multi-state employers.

The Company will continue its efforts to enhance its position in consumer-driven health care through growth in its portfolio of consumer-driven health plans: Great-West Healthcare Consumer Advantage and the HRS and HSA plans.

Efforts surrounding provider re-contracting and more disease management programs will continue to enhance the Company’s medical cost and market positions. These efforts are a key element in controlling healthcare costs for clients and members.

During 2006, the specialty markets segment, which focuses on third-party administrators, insurance carriers and other specialized distribution channels, was expanded. The acquisition of Mediversal, Inc., a healthcare services company that administers claims for employers with self-funded group health and workers’ compensation plans, was completed in September 2005.

During 2006, IHN, Inc. was acquired to strengthen the Company’s network in Indiana. The continued expansion of additional third-party administrator and network relationships is a focus for 2007 as well as the implementation of new product offerings such as pharmacy benefit management through our third-party administrator channels.

The Company’s core administrative systems will continue to be a focus in 2007, as efforts are underway to implement a new system initiative that would result in the consolidation of many existing core administrative systems.

Efforts to enhance brand awareness also continue as the theme of the Company’s targeted advertising campaign, “New Ideas From the Frontier of Health Care”, communicates the strategy for delivering innovative, affordable benefits plans to businesses. The Company will continue to promote its strengths in self-funding, creative solutions, and medical management expertise.

7.5	Financial Services Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Financial Services segment.

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2006	2005	Change
Premium income	$381	$380	-
Fee income	337	298	13.1%
Net investment income	1,043	1,007	3.6%
Net realized investment gains	(11)	24	(145.8%)
Total revenue	1,750	1,709	2.4%
Policyholder benefits	1,119	1,131	(1.1%)
Operating expenses	336	298	12.8%
Total benefits and expenses	1,455	1,429	1.8%
Income from operations	295	280	5.4%
Income tax expense	86	77	11.7%
Net income	$209	$203	3.0%

Deposits to separate accounts	$2,459	$2,125	15.7%
Deposits to investment-type contracts	1,041	1,159	(10.2%)
Withdrawals from investment-type
contracts	1,826	1,392	31.2%

The following is a summary of the Financial Services segment participant accounts at December 31, 2006 and 2005.

(In thousands)	December 31,		Percentage
Participant Accounts	2006	2005	Change
Individual Markets area	441	454	(2.9%)
Retirement Services area	3,414	2,767	23.4%
Total	3,855	3,221	19.7%

Net Income

The Financial Services segment net income increased by $6 million, or 3.0%, to $209 million during the year ended December 31, 2006 from $203 million during 2005. The increase in the Financial Services segment’s net income was primarily attributed to higher fee income and increased net investment income. These increases were partially offset by a decrease in net realized gains (losses) on investments.

Revenues

Fee income increased by $39 million, or 13.1%, to $337 million during the year ended December 31, 2006 from $298 million during 2005. The increase is primarily related to new institutional partner relationships and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income increased by $36 million, or 3.6%, to $1,043 million during the year ended December 31, 2006 from $1,007 million in 2005. This increase is primarily due to a $21 million reduction in the loss resulting from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement in during the year ended December 31, 2006 compared to 2005 and an increase in invested assets resulting from the MetLife acquisition.

Net realized gains (losses) on investments decreased by $35 million to a loss of $11 million during the year ended December 31, 2006 when compared to a gain of $24 million during 2005. The decrease is primarily due to a one-time gain in the amount of $29 million on an equity investment sale during 2005 and interest rate related realized losses on repurchase agreement financing transactions and short duration fixed maturity investments during 2006.

Benefits and Expenses

Total benefits and expenses increased by $26 million, or 1.8%, to $1,455 million during the year ended December 31, 2006 when compared to 2005. The increase is largely due to an increase of $31 million in 401(k) business operating expenses primarily related to the acquisition of the MetLife business in 2006.

Other

Deposits to separate accounts increased by $334 million, or 15.7%, to $2,459 million, during the year ended December 31, 2006 when compared to 2005. The increase is due primarily to a $239 million increase in the Individual Markets area due to improved sales of BOLI and individual annuity business.

Deposits to investment-type contracts decreased by $118 million, or 10.2%, to $1,041 million, during the year ended December 31, 2006 when compared to 2005. This decrease is primarily attributable to the purchase in 2005 of $363 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $68 million during 2006. This decrease was partially offset by a $132 million increase in BOLI sales during the year ended December 31, 2006 when compared to 2005.

Withdrawals from investment-type contracts increased by $434 million, or 31.2%, during the year ended December 31, 2006, when compared to 2005. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

Retirement participant accounts, including third-party administration and institutional accounts, at December 31, 2006 of 3,855 thousand increased by 19.7% from 3,221 thousand at December 31, 2005, primarily as the result of MetLife and U.S. Bank 401(k) acquisitions and new institutional record keeping clients.

The following table provides information for the Retirement Services’ area participant account values.

	Total at December 31,
			Percent
(In millions)	2006	2005	Change
General Account – Fixed Options:
Public / Non-profit	$3,517	$3,742	(6.0%)
401(k)	2,555	1,094	133.5%
	$6,072	$4,836	25.6%
Separate Accounts – Variable Options:
Public / Non-profit	$6,004	$5,620	6.8%
401(k)	6,363	5,652	12.6%
	$12,367	$11,272	9.7%
Unaffiliated Retail Investment Options
and Administrative Services Only:
Public / Non-profit	$41,501	$36,462	13.8%
401(k)	23,015	6,171	273.0%
Institutional	26,044	18,873	38.0%
	$90,560	$61,506	47.2%

Account values invested in the general account fixed investment options have increased by 25.6% at December 31, 2006 compared to 2005 primarily due to the MetLife acquisition.

Account values invested in the separate account variable investment options have increased by 9.7% at December 31, 2006 compared to 2005 due to the improvement in the United States equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 47.2% at December 31, 2006 compared to 2005. The increase is primarily attributable to the MetLife and U.S. Bank acquisitions, an increase in participants from institutional cases and improvement in the United States equity markets.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following is a summary of certain financial data of the Financial Services segment:

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2005	2004	Change
Premium income	$380	$409	(7.1%)
Fee income	298	264	12.9%
Net investment income	1,007	993	1.4%
Net realized investment gains	24	34	(29.4%)
Total revenue	1,709	1,700	0.5%
Policyholder benefits	1,131	1,165	(2.9%)
Operating expenses	298	281	6.0%
Total benefits and expenses	1,429	1,446	(1.2%)
Income from operations	280	254	10.2%
Income tax expense	77	76	1.3%
Net income	$203	$178	14.0%

Deposits to separate accounts	$2,125	$1,979	7.4%
Deposits to investment-type contracts	1,159	711	63.0%
Withdrawals from investment-type

contracts	1,392	1,258	10.7%

The following is a summary of the Financial Services segment participant accounts at December 31, 2005 and 2004:

(In thousands)	December 31,		Percentage
Participant Accounts	2005	2004	Change
Individual Markets area	454	452	0.4%
Retirement Services area	2,767	2,520	9.8%
Total	3,221	2,972	8.4%

Net Income

The Financial Services segment net income increased by $25 million, or 14.0%, to $203 million during the year ended December 31, 2005 from $178 million during 2004. The increase in the Financial Services segment’s net income was primarily attributed to higher fee income during 2005 as the result of new sales in the administrative record keeping area and improved mortality in the Individual Markets line of business.

Revenues

Premium income decreased by $29 million, or 7.1%, to $380 million during the year ended December 31, 2005 when compared to 2004. This decrease is primarily due to a $30 million decrease in individual life premiums acquired under the CLAC reinsurance agreement resulting from the discontinuation of new CLAC sales in 2003.

Fee income increased by $34 million, or 12.9%, to $298 million during the year ended December 31, 2005 from $264 million during 2004. The increase is primarily associated with increased income from providing administrative services to institutional clients for the retirement plans they administer. Retirement participant accounts, including third-party administration and institutional accounts, increased by 9.8% during 2005 from 2,520 thousand at December 31, 2004 to 2,767 thousand at December 31, 2005.

Net investment income increased by $14 million, or 1.4%, to $1,007 million during the year ended December 31, 2005 from $993 million in 2004. This increase is primarily due to an increase in the average earned rate on investments from 5.37% in 2004 to 5.82% in 2005 primarily due to less amortization of premiums on fixed maturity investments in 2005 and more invested assets. This increase was partially offset by a $17 million increase in the loss resulting from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement in during the year ended December 31, 2005 compared to 2004.

Benefits and Expenses

Total benefits and expenses decreased by $17 million, or 1.2%, to $1,429 million during the year ended December 31, 2005 when compared to 2004. This decrease is primarily due to a $38 million decrease in individual life benefits and expenses acquired under the CLAC reinsurance agreement due to lower life insurance in-force that resulted from the discontinuation of new CLAC sales in 2003. This decrease is partially offset by a $14 million increase in operating expenses resulting from the acquisition of EMJAY RPS in 2005.

Other

Deposits to investment-type contracts and deposits to the separate accounts increased by $594 million, or 22.0%, during the year ended December 31, 2005 when compared to 2004. The increase was due to an increase in transfers by participants from unaffiliated retail investment options to the Company’s general account investment options.

Withdrawals from investment-type contracts increased by $134 million, or 10.7%, during the year ended December 31, 2005, when compared to 2004. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

Participant accounts, including third-party administration and institutional accounts, at December 31, 2005 of 3,221 thousand increased by 8.4% from 2,972 thousand at December 31, 2004, primarily as the result of new institutional record keeping clients and the acquisition of EMJAY RPS during 2005.

The following table provides information for the Retirement Services’ area participant account values.

	Total at December 31,
			Percent
(In millions)	2005	2004	Change
General Account – Fixed Options:
Public / Non-profit	$3,742	$3,597	4.0%
401(k)	1,094	852	28.4%
	$4,836	$4,449	8.7%
Separate Accounts – Variable Options:
Public / Non-profit	$5,620	$5,579	0.7%
401(k)	5,652	5,573	(1.4%)
	$11,272	$11,152	1.1%
Unaffiliated Retail Investment Options
and Administrative Services Only:
Public / Non-profit	$36,462	$30,139	21.0%
401(k)	6,171	3,154	95.7%
Institutional	18,873	15,104	25.0%
	$61,506	$48,397	27.1%

Account values invested in the general account fixed investment options have increased by 8.7% at December 31, 2005 compared to 2004 primarily due the guaranteed interest annuity contract transfers into the general account.

Account values invested in the separate account variable investment options have remained relatively constant at December 31, 2005 compared to 2004.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 27.1% at December 31, 2005 compared to 2004. The increase is attributable to growth in the institutional services segment primarily from new institutional relationships, the EMJAY RPS acquisition, the recovery of the U.S. equity markets resulting in growth on the existing assets and increased cash flow into the unaffiliated retail investment.

Outlook

The Company recognizes that the financial services marketplace is very dynamic and continues to change. By continued reinvestment in our infrastructure through technology enhancements and through service and product offerings, the Company plans to continue to grow the business in 2007.

The past year has been a year of significant growth in the Retirement Services area. In the institutional marketplace, the Company was able to form new partnerships to provide administrative and record-keeping services to Federated Investors, Inc. and Franklin Templeton. Also in 2006, the Company completed the acquisition of two important blocks of 401(k) business from MetLife and U.S. Bank. Through a combination of sales and these acquisitions, the number of participants serviced by the Company reached a total of 3,414 thousand, placing the Company firmly in the top four record-keepers in the United States according to Spectrem Group.

Both of the acquisitions included the associated dedicated distribution groups, including wholesalers, relationship managers and client service specialists bringing the combined sales force to over 400 individuals who are fully dedicated to expanding the retirement block of business along with providing excellent customer service.

Also, in late 2005 and throughout 2006, Advised Asset Group, LLC (“AAG”), the Company’s registered investment advisory subsidiary, expanded Reality Investing, a program that extends AAG’s participant level advice tool into a suite of investment advisory services. Reality Investing provides access to a range of advice services including professional account management at the participant level. In 2007, the Company will introduce these advisory services to existing and new customers within Retirement Services.

In 2006, Individual Markets sustained focus on its core strengths by significantly increasing sales of the BOLI products. The Company plans to expand upon its relationships with key BOLI sales consultants, along with capitalizing on opportunities in the small corporate market to cross sell executive benefits to the existing corporate retirement market customers through our internal distribution channel. The focus is to provide creative and flexible solutions to meet client needs for financing non-qualified executive retirement plans through the use of life insurance, and mutual funds. A key advantage will be a single platform for both non-qualified and qualified retirement plan support and service. The area continues to enhance its relationships with key consultants, develop new relationships, create new insurance products, and develop marketing Materials to communicate the Company’s strengths and expertise.

7.6	Other Results of Operations

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Company’s Other segment.

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2006	2005	Change
Premium income	$125	$167	(25.1%)
Fee income	5	5	-
Net investment income	40	15	166.7%
Net realized investment gains (losses)	(1)	(5)	(80.0%)
Total revenue	169	182	(7.1%)
Policyholder benefits	115	166	(30.7%)
Operating expenses	72	26	177.0%
Total benefits and expenses	187	192	(2.6%)
Income (loss) from operations	(18)	(10)	80.0%
Income tax expense (benefit)	(6)	(3)	100.0%
Net income (loss)	$(12)	$(7)	71.4%

The results of operations of the Company’s Other segment is substantially comprised of the activity under the reinsurance agreement between GWSC, an indirect wholly-owned subsidiary of the Company, and CLAC. During the year ended December 31, 2006, both premium income and policyholder benefits decreased by 25% and 31%, respectively. The decrease in both is attributable to $167 million of premiums and an increase in reserves resulting from the initial recording of this reinsurance at December 31, 2005, compared to $125 million and $115 million of premiums and policyholder benefits, respectively, resulting from normal reinsurance activity in 2006. Net investment income and operating expenses include $12 million and $26 million, respectively, of GWSC reinsurance activity in 2006 compared to $0 in 2005. The remaining activity in the Other segment is comprised of an increase in interest expense of $14 million due to the issuance of a $333 million surplus note in May of 2006 and minor fluctuations within the corporate area of the Company’s business.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following is a summary of certain financial data of the Company’s Other segment.

(In millions)	Year Ended December 31,		Percentage
Income Statement Data	2005	2004	Change
Premium income	$167	$-	Not
Fee income	5	4	meaningful
Net investment income	15	6
Net realized investment gains (losses)	(5)	17
Total revenue	182	27
Policyholder benefits	166	-
Operating expenses	26	28
Total benefits and expenses	192	28
Income (loss) from operations	(10)	(1)
Income tax expense (benefit)	(3)	(1)
Net income (loss)	$(7)	$-

On December 31, 2005, the Company recorded $167 million in both premium income and increase in reserves when GWSC and CLAC entered into a reinsurance agreement. The remaining activity in the Other segment is comprised of minor fluctuations within the corporate area of the Company’s business.

7.7	Investment Operations

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines ensure that even under changing market conditions, the Company’s assets should meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, the Company works to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company’s general account invested assets follows.

	December 31,
(In millions)	2006	2005
Fixed maturities, available-for-sale, at fair value	$15,487	$13,767
Equity investments, available-for-sale, at fair value	373	524
Mortgage loans on real estate, net	1,338	1,461
Short-term investments, available-for-sale	1,057	1,070

Policy loans	3,798	3,716
Other investments	4	5
Total invested assets	$22,057	$20,543

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

The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

	December 31,
Credit Rating	2006	2005
AAA	61.7%	58.9%
AA	7.4%	8.0%
A	14.5%	14.9%
BBB	14.6%	15.6%
BB and below (non-investment grade)	1.8%	2.6%
Total	100.0%	100.0%

At December 31, 2006, the Company had 19 bonds in default with a carrying values in the amount of $13.0 million (0.1% of the total fixed maturity investment portfolio), compared to 26 bonds with carrying values in the amount of $27.2 million (0.2% of the total fixed maturity investment portfolio) at December 31, 2005.

The following tables summarize the fair values and gross unrealized losses on fixed maturity investments, where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2006 and 2005:

(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2006	Securities	Fair Value	Loss
Six months or less	6	$-	$1
Six to twelve months	-	-	-
More than twelve months	1	13	45
Total	7	$13	$46
(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2005	Securities	Fair Value	Loss

Six months or less	7	$31,690	$10,071
Six to twelve months	5	990	360
More than twelve months	4	9,705	4,637
Total	16	$42,385	$15,068

For the year ended December 31, 2006, the unrealized losses are generally related to asset- backed securities with small business loan collateral. For the year ended December 31, 2005, the unrealized losses are generally related to the automobile and technology industries. The Company considers these investments to be only temporarily impaired.

During the years ended December 31, 2006 and 2005, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amounts of $6.2 million and $12.9 million, respectively. The write-downs during the year ended December 31, 2006 and 2005 generally related to asset-backed securities with manufactured housing collateral and corporate debt securities in the automobile industry. At December 31, 2006, the fair value of all fixed maturity investments in the automobile industries was less than 0.4% of total fixed maturities.

See Note 5 to the accompanying consolidated financial statements for a further discussion of fixed maturity investments.

Mortgage Loans

During 2006, the mortgage loan portfolio decreased by 8.4% to $1,338 million, net of allowances for credit losses.

The Company follows a comprehensive approach with the management of mortgage loans that includes ongoing analysis of key mortgage characteristics such as debt service coverage, net collateral cash flow, property condition, loan-to-value ratios and market conditions. Collateral valuations are performed for those mortgages that, after review, are determined by management to present possible risks and exposures. These valuations are then incorporated into the determination of the Company’s allowance for credit losses.

The average balance of impaired loans decreased to $11.8 million during the year ended December 31, 2006 compared to $14.0 million during the year ended December 31, 2005. In 2005 there was one property acquired through foreclosure with a carrying value in the amount of $4.3 million. This property was subsequently sold in 2006. There were no properties acquired through foreclosure in 2006. The low levels of problematic mortgage loans relative to the Company’s overall financial position are due to its active loan management program.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2006 and 2005, the Company’s mortgage loan portfolio included $6.5 million and $18.2 million, respectively, of non-impaired restructured loans. The Company anticipates limited participation in the real estate market during the year ended December 31, 2007.

See Note 5 to the accompanying consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of policy loans, equity investments, and short-term investments. The Company anticipates limited participation in the equity markets during the year ended December 31, 2007.

See Note 5 to the accompanying consolidated financial statements for a further discussion of equity investments.

Derivatives

The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate, market and foreign currency exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed. Notes 1 and 5 to the consolidated financial statements contain a discussion of the Company’s derivative activities.

Outlook

The Company’s investment portfolio is well positioned for the current interest rate environment. The portfolio is diversified and comprised of high quality, relatively stable assets. It is the Company’s philosophy and intent to maintain its proactive portfolio management policies in an ongoing effort to maintain the quality and performance of its investments.

7.8	Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premium, fee, and investment income and investment maturities and sales. The principal uses of the Company’s liquidity relate to benefit payments, payments to policy and contract holders in connection with surrenders and withdrawals, purchase of investments, commissions and general and administrative expenses.

The Company’s operations have liquidity requirements that vary among its principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Accident and health reserves, including long-term disability, consist of both short-term and long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments. Accident and health claim demands are usually stable and predictable but generally shorter term, requiring greater liquidity.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,090 million and $1,128 million as of December 31, 2006 and 2005, respectively. In addition, at December 31, 2006 and 2005, 98.2% and 97.4%, respectively, of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

Funds provided by premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims,

benefits and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments. Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $95.0 million and $95.1 million of commercial paper outstanding at December 31, 2006 and 2005, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2006 or 2005.

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

7.9	Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of these unfunded commitments at December 31, 2006 and 2005 were $27 million and $34 million, respectively. The timing of the fulfillment of the commitment cannot be predicted. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company makes commitments to lend funds for mortgage loan investments in the normal course of its business. The amounts of mortgage loan commitments at December 31, 2006 and 2005 were $36 million and $50 million, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space. See Note 20 to the accompanying consolidated financial statements for a further discussion of operating leases.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2006 or 2005. See Note 21 to the accompanying consolidated financial statements for a further discussion of the credit facility.

In connection with certain acquisitions, the Company agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. The contingent consideration obligations are not considered contractual obligations and are not accrued for prior to the attainment of the objectives. The maximum potential future consideration pursuant to such arrangements, to be resolved over the following two years, cannot be estimated. Any such contingent payments will not be material and will be considered as additional purchase consideration and will result in an adjustment to the purchase price allocation in the period in which the contingency is resolved.

7.10	Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2006:

	Payment due by period
		Less		Three	More
		Than	One to	to	Than
		One	Three	Five	Five
(In millions)	Total	Year	Years	Years	Years
Policyholder obligations
with known contractual
maturities ¹	$1,834	$376	$538	$289	$631
Related party long-term
debt - principal	528	-	-	-	528
Related party long-term
debt - interest	1,276	37	74	74	1,091
Commercial paper	95	95	-	-	-
Payable under securities
lending agreements	382	382	-	-	-
Investment purchase
obligations ²	65	65	-	-	-
Operating leases	87	24	50	12	1
Total	$4,267	$979	$662	$375	$2,251

¹

Policyholder obligations with known contractual maturities include contractually certain individual and group annuity payments, such as guaranteed investment contracts and term certain annuity payouts.

²

The Company commits to fund partnership interests, mortgage loan and other investments in the normal course of its business. As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category. The timing of the funding of mortgage loans is based on the expiration date of the commitment.

The table above does not include obligations under the Company’s life or health insurance contracts, as the timing of cash requirements is largely dependent on the occurrence and timing of future events. As discussed previously, the Company follows strict asset/liability management practices designed to provide funds for the payment of its insurance obligations.

The table above does not include an estimated $1 million of discretionary contributions expected to be made by the Company to its pension and post-retirement medical plans in 2007. See Note 16 to the accompanying consolidated financial statements for a further discussion of employee benefit plans.

From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business. However, these agreements and contracts are not material to the Company’s results of operations or financial position.

7.11	Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements -

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires a company to use the fair value method to recognize the cost of its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated balance sheets or the results of its operations. See Note 19 to the accompanying consolidated financial statements for a further discussion of share-based compensation.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The adoption of SOP 05-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary in nature and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. The adoption of SFAS No. 158 did not affect the results of operations for the year ended December 31, 2006, and will not affect the Company’s results of operations in future periods. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company is evaluating the impact that the adoption of the measurement date provision of SFAS No. 158 will have on its consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB No. 108. The Company adopted SAB No. 108 on December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial position.

Accounting pronouncements that will be adopted in the future -

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No.

157 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, the results of its operations and the disclosure requirements applicable to its fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt the provisions of SFAS No. 159 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position and the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assets are purchased to fund future benefit payments to its policyholders and contract holders. The primary risk to holding these assets is exposure to rising interest rates. However, when the asset and liability payments are considered together, the primary risk is to exposure to falling interest rates due to minimum credited rate guarantees in the liabilities. The Company’s exposure to foreign currency exchange rate fluctuations is minimal as only nominal foreign investments are held.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2006. If interest rates increased by 100 basis points (1.00%), the December 31, 2006 fair value of the fixed income assets would decrease by approximately $805 million. This calculation uses projected asset cash flows, discounted back to December 31, 2006. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received. These spot rates in the benchmark calculation range from 5.18% to 6.58%.

Projected Cash Flows
by Calendar Years
(In millions)	Benchmark	Interest rates increase one percent
2007	$3,101	$2,999
2008	2,508	2,466
2009	2,290	2,245
2010	2,019	1,933
2011	2,136	2,031
Thereafter	11,109	11,808
Undiscounted total	$23,163	$23,482

Fair Value	$16,835	$16,030

The Company’s market risk due to equity exposure has three components:

•

The Company administers separate account variable annuities where the fees collected are a percentage of the account balance. There is a market risk of reduced fee revenue if equity markets decline. If equity markets were to decline by 10%, the Company’s associated fee revenue in 2007 would decline by approximately $20.9 million.

•

The Company’s surplus assets include equity investments. There is a market risk of reduced asset values if equity markets decline. If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $1.3 million. This unrealized loss would not impact net income but would reduce stockholder’s equity.

•

The Company has sold variable annuities with various forms of guaranteed minimum death benefits. The Company is required to hold reserves for these guaranteed death benefits. If equity markets were to decline by 10%, the reserve liability for these benefits would increase by approximately $0.7 million.

Item 8.       Financial Statements and Supplementary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Great-West Life & Annuity Insurance Company

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company changed its method of accounting for share-based payments and defined benefit and other post-retirement plans as required by accounting guidance which the Company adopted on January 1, 2006 and December 31, 2006, respectively.

Deloitte & Touche LLP

Denver, Colorado

March 30, 2007

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2006 and 2005

(In Thousands, Except Share Amounts)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available-for-sale, at fair value
(amortized cost $15,546,700 and $13,736,055)	$15,486,655	$13,767,417
Equity investments available-for-sale, at fair value
(cost $363,067 and $518,614)	373,460	524,212
Mortgage loans on real estate (net of
allowances of $15,661 and $15,661)	1,338,193	1,460,559
Policy loans	3,797,649	3,715,888
Short-term investments, available-for-sale (cost
approximates fair value)	1,056,705	1,070,049
Other investments	4,413	4,659
Total investments	22,057,075	20,542,784

Other Assets:
Cash	33,572	57,903
Reinsurance receivable:
Related party	531,389	654,965
Other	258,355	256,156
Deferred acquisition costs and value of
business acquired	505,134	426,442
Investment income due and accrued	161,146	150,876
Receivables related to uninsured accident
and health plan claims (net of allowances of
$14,299 and $18,404)	150,854	145,203
Premiums in course of collection (net of
allowances of $4,351 and $5,227)	107,874	106,518
Deferred income taxes	173,059	190,044
Collateral under securities lending agreements	382,423	145,193
Due from parent and affiliates	10,650	26,646
Goodwill	146,030	40,452
Other intangible assets	47,112	4,903
Other assets	627,207	575,605
Separate Account Assets	16,289,974	14,455,710
Total Assets	$41,481,854	$37,779,400

See notes to consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2006 and 2005

(In Thousands, Except Share Amounts)

	December 31,
	2006	2005
Liabilities and Stockholder’s Equity
Policy Benefit Liabilities:
Policy reserves:
Related party	$4,639,829	$4,835,896
Other	14,695,926	13,387,868
Policy and contract claims	413,022	371,670
Policyholders’ funds	386,301	348,937
Provision for policyholders’ dividends	109,700	111,626
Undistributed earnings on participating business	188,198	178,907
Total policy benefit liabilities	20,432,976	19,234,904

General Liabilities:
Due to parent and affiliates	547,951	240,929
Repurchase agreements	763,779	755,905
Commercial paper	95,020	95,064
Payable under securities lending agreements	382,423	145,193
Other liabilities	840,776	789,984
Separate Account Liabilities	16,289,974	14,455,710
Total liabilities	39,352,899	35,717,689

Commitments and Contingencies	-	-

Stockholder’s Equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares
authorized, 7,032,000 shares issued and
outstanding	7,032	7,032
Additional paid-in capital	737,857	728,701
Accumulated other comprehensive income (loss)	(46,537)	(16,818)
Retained earnings	1,430,603	1,342,796
Total stockholder’s equity	2,128,955	2,061,711
Total Liabilities and Stockholder’s Equity	$41,481,854	$37,779,400

See notes to consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Premium income:
Related party (net of premiums
ceded of $4,827, $5,185
and $260,445)	$286,901	$329,175	$(22,880)
Other (net of premiums
ceded of $57,432, $279,007
and $428,010)	1,151,675	895,961	693,948
Fee income	1,043,624	964,699	915,644
Net investment income	1,164,025	1,090,080	1,049,902
Net realized gains (losses)
on investments	(12,076)	38,977	57,947
Total revenues	3,634,149	3,318,892	2,694,561
Benefits and Expenses:
Life and other policy benefits
(net of reinsurance recoveries
of $58,657, $263,043
and $396,886)	1,463,000	1,042,085	853,676
Increase (decrease) in reserves:
Related party	29,245	147,466	(186,972)
Other	(4,009)	26,678	(69,901)
Interest paid or credited to
contractholders	471,835	478,659	517,807
Provision for policyholders’ share
of earnings (loss) on
participating business	9,061	(3,039)	10,181
Dividends to policyholders	98,605	100,613	108,822
Total benefits	2,067,737	1,792,462	1,233,613
General insurance expenses	997,502	924,350	913,445
Amortization of deferred
acquisition costs and value
of business acquired	46,191	51,528	54,268
Interest expense	33,623	17,552	16,595
Total benefits and expenses	3,145,053	2,785,892	2,217,921
Income Before Income Taxes	489,096	533,000	476,640
Provision for Income Taxes:
Current	119,087	141,337	152,028
Deferred	32,807	20,108	(1,808)
Total income taxes	151,894	161,445	150,220
Net Income	$337,202	$371,555	$326,420

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

			Accumulated
			Other Comprehensive
			Income (Loss)
			Unrealized	Pension and
		Additional	Gains	Post-
	Common	Paid-in	(Losses) on	Retirement	Retained
	Stock	Capital	Securities	Benefit Plans	Earnings	Total
Balances, January 1, 2004	$7,032	$722,365	$137,131	$(9,311)	$1,029,409	$1,886,626
Net income					326,420	326,420
Other comprehensive loss:
Net change in unrealized losses			(3,585)			(3,585)
Minimum pension liability
adjustment				(5,440)		(5,440)
Total comprehensive income						317,395
Dividends					(163,230)	(163,230)
Income tax benefit on stock
compensation		3,570				3,570
Balances, December 31, 2004	$7,032	$725,935	$133,546	$(14,751)	$1,192,599	$2,044,361
Net income					371,555	371,555
Other comprehensive loss:
Net change in unrealized losses			(125,280)			(125,280)
Minimum pension liability
adjustment				(10,333)		(10,333)
Total comprehensive income						235,942
Dividends					(221,358)	(221,358)
Income tax benefit on stock
compensation		2,766				2,766
Balances, December 31, 2005	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income					337,202	337,202
Other comprehensive loss:
Net change in unrealized losses			(23,974)			(23,974)
Minimum pension liability
adjustment				989		989
Total comprehensive income						314,217
Impact of adoption of SFAS No. 158				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution – stock-based
compensation		4,525				4,525
Income tax benefit on stock
compensation		4,631				4,631
Balances, December 31, 2006	$7,032	$737,857	$(15,708)	$(30,829)	$1,430,603	$2,128,955

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$337,202	$371,555	$326,420
Adjustments to reconcile net
income to net cash provided
by operating activities:
Earnings allocated to
participating policyholders	9,061	(3,039)	10,181
Amortization of (premiums) and
discounts on investments	(55,218)	(52,712)	28,367
Net realized (gains) losses on
investments	12,076	(38,977)	(57,947)
Depreciation and amortization	77,256	81,847	93,580
Deferral of acquisition costs	(60,187)	(50,437)	(52,693)
Deferred income taxes	32,807	20,108	(1,808)
Changes in assets and liabilities,
net of effects from acquisitions:
Policy benefit liabilities	197,465	86,845	(106,912)
Reinsurance receivable	40,279	120,793	21,352
Receivables	(16,501)	1,022	(34,056)
Other, net	(21,363)	(186,760)	74,488
Net cash provided by operating
activities	552,877	350,245	300,972

Investing Activities:
Proceeds from sales, maturities and
redemptions of investments:
Fixed maturities available-for-sale	7,486,226	5,783,036	7,198,543
Mortgage loans on real estate	325,291	250,112	368,734
Equity investments	209,453	240,886	148,685
Purchases of investments:
Fixed maturities available-for-sale	(9,146,358)	(5,933,327)	(7,137,608)
Mortgage loans on real estate	(209,079)	(122,078)	(50,577)
Equity investments	(56,350)	(121,881)	(323,551)
Acquisitions, net of cash acquired	1,301,372	-	-
Net change in short-term investments	3,459	(574,229)	(17,618)
Change in repurchase agreements	7,874	192,658	173,532
Other, net	(33,629)	64,505	(124,944)
Net cash provided by (used in)
investing activities	(111,741)	(220,318)	235,196

See notes to consolidated financial statements.			(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Financing Activities:
Contract deposits	$1,065,805	$1,166,502	$668,381
Contract withdrawals	(1,603,285)	(1,195,166)	(964,759)
Change in due to parent and affiliates	323,018	60,426	(52,784)
Change in bank overdrafts	(1,566)	7,034	(63,148)
Dividends paid	(249,395)	(221,358)	(163,230)
Net commercial paper
borrowings (repayments)	(44)	20	(1,388)
Net cash used in financing
activities	(465,467)	(182,542)	(576,928)

Net decrease in cash	(24,331)	(52,615)	(40,760)
Cash, beginning of year	57,903	110,518	151,278
Cash, end of year	$33,572	$57,903	$110,518

Supplemental disclosures of cash
flow information:

Cash paid during the year for:
Income taxes	$63,619	$93,608	$147,287
Interest	30,959	17,553	15,220

Non-cash investing and financing
transactions during the year:
Assets transferred from The Canada
Life Assurance Company (See Note 4)	$87,622	$468,123	$-
Recapture of reinsurance assets by The
Canada Life Assurance Company	-	-	(196,781)
Fair value of asset acquired in
settlement of fixed maturity investment	-	4,659	-
Share-based compensation expense	4,525	-	-

See notes to consolidated financial statements.			(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands, Except Share Amounts)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization - Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”). The Company offers a wide range of life insurance, health insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred acquisition costs and value of business acquired, goodwill and other intangible assets, derivative instruments, valuation of privately placed fixed maturity investments, employee benefits plans and taxes on income. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation. The changes in presentation to the consolidated statements of cash flows relate to the cash flows from sales and purchases of repurchase agreement assets which in 2006 are presented in net change in short-term investments and in 2005 and 2004 were presented on a gross basis in proceeds from sales of fixed maturities and in purchases of fixed maturities, and to the reclassification of the change in repurchase agreement borrowings from financing activities to investing activities. In addition, contract deposits and withdrawals, which were presented on a net basis in 2005 and 2004, are shown separately in 2006. Reclassifications were also made in the 2005 and 2004 consolidated balance sheets and the consolidated statements of income regarding the presentation of deferred acquisition costs and value of business acquired, goodwill and other intangible assets, other assets, general insurance expense, amortization of deferred acquisition costs and interest expense. The reclassifications had no effect on previously reported total assets, total liabilities, stockholder’s equity or net income and were done in order to further enhance the readers’ understanding of the Company’s consolidated financial statements.

Investments - Investments are reported as follows:

1.

The Company has classified its fixed maturity investments as available-for-sale and carries them at fair value with the net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder’s equity section of its consolidated balance sheets. Net unrealized gains and losses related to participating contract policies are recorded as undistributed earnings on participating business in the Company’s consolidated balance sheets.

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

The Company maintains an allowance for credit losses at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired loans. Management’s judgment is based upon extensive situational analysis of each individual loan and may consider past loss experience and current and projected economic conditions. The measurement of impaired loans is based upon the fair value of the collateral the Company receives.

3.

Equity investments classified as available-for-sale are carried at fair value with net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s consolidated balance sheets. The Company employs the cost method of accounting for investments in which it has a minority equity interest and virtually no influence over the entity’s operations. The Company uses the equity method of accounting for investments in which it has more than a minority interest and has influence in the entity’s operating and financial policies, but does not have a controlling interest. Realized gains and losses and declines in value, determined to be other-than-temporary, are included in net realized gains (losses) on investments.

4.	Policy loans are carried at their unpaid balances.

5.

Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost, which approximates fair value. The Company classifies its short-term investments as available-for-sale.

6.	Gains and losses realized on disposal of investments are determined on a specific identification basis.

7.

The Company may employ a trading strategy that involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price. Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return. The difference between the sales price and the future repurchase price is recorded as an adjustment to interest income. During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold. Losses may arise from changes in the value of the securities or if the counterparty enters bankruptcy proceedings or becomes insolvent. In such cases, the Company’s right to repurchase the security may be restricted. Amounts owed to brokers under these arrangements are included in repurchase agreements in the accompanying consolidated balance sheets. The liability is collateralized by securities with approximately the same fair value.

8.

The Company receives collateral for lending securities that are held as part of its investment portfolio. The Company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace the securities loaned in event of default by the borrower. The Company’s securities lending transactions are accounted for as collateralized borrowings. Collateral is defined as government securities, letters of credit and/or cash collateral. The borrower can return and the Company can request the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

Derivative financial instruments - All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheets at fair value. Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into. If the derivative is designated as a fair value hedge, the changes in its fair value and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets and are recognized in the consolidated income statements when the hedged item affects earnings. Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.

Cash - Cash includes only amounts in demand deposit accounts.

Bank overdrafts - The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to banks for payment can result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2006 and 2005, this liability was $140,759 and $142,325, respectively.

Internal use software - Capitalized internal use software development costs, net of accumulated depreciation, in the amounts of $139,507 and $86,766, are included in other assets at December 31, 2006 and 2005, respectively. The Company capitalized $69,887, $26,873 and $21,484 of internal use software development costs during the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) - DAC, which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, have been deferred to the extent recoverable. VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions. The recoverability of such costs is dependent upon the future profitability of the related business. DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. See Note 9 for additional information regarding deferred acquisition costs and the value of businesses acquired.

Goodwill and other intangible assets - Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified. There were no impairments of goodwill recognized during the years ended December 31, 2006, 2005 or 2004.

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships, preferred provider networks and healthcare provider networks in various acquisitions. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. The initial valuations of these intangible assets were supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts. Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based on the cash flows generated by these assets.

Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets. The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the Company’s consolidated statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges. The Company’s separate accounts include mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2006 and 2005, these purchases totaled $67,546 and $363,440, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $356,992 and $318,907 at December 31, 2006 and 2005, respectively, to avoid the overstatement of assets and liabilities in its consolidated balance sheet at those dates.

Life insurance and annuity reserves - Life insurance and annuity reserves with life contingencies in the amounts of $13,015,465 and $12,496,258 at December 31, 2006 and 2005, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies in the amounts of $6,320,290 and $5,727,506 at December 31, 2006 and 2005, respectively, are established at the contract holder’s account value.

Reinsurance - Policy reserves and policy and contract claims ceded to other insurance companies are carried as a reinsurance receivable in the accompanying consolidated balance sheets. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Policy and contract claims - Policy and contract claims include provisions for claims incurred but not reported and claims in the process of settlement. The provision for claims incurred but not reported is valued based primarily on the Company’s prior experience. The claims in the process of settlement are valued in accordance with the terms of the related policies and contracts.

Participating fund account - The Company sells participating policies in which the policyholder shares in the Company’s participating earnings through policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience. The amount of dividends to be paid from undistributed earnings on participating business is determined annually by the Board of Directors.

Participating life and annuity policy reserves are $6,793,239 and $6,607,453 at December 31, 2006 and 2005, respectively. Participating business approximates 12.8% and 12.9% of the Company’s individual life insurance in-force at December 31, 2006 and 2005, respectively, and 14.9%, 42.0% and 74.3% of individual life insurance premium income for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has established a Participating Policyholder Experience Account (“PPEA”) for the benefit of all participating policyholders, which is included in the accompanying consolidated balance sheets. Earnings associated with the operation of the PPEA are credited to the benefit of all participating policyholders. In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general account assets.

The Company has also established a Participation Fund Account (“PFA”) for the benefit of the participating policyholders previously transferred to it from The Great-West Life Assurance Company (“GWL”) under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA, net of a management fee paid to the Company, accrue solely for the benefit of the transferred participating policyholders.

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

Income taxes - Income taxes are recorded using the asset and liability method in which deferred tax assets and liabilities are recorded for expected future tax consequences of events have been recognized in either the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events, other than the enactments or changes in the tax laws or rules, are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

Stock options - Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) which requires it to use the fair value method to recognize the cost of share-based employee compensation. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. (See Notes 3 and 19).

Regulatory requirements - In accordance with the requirements of the Colorado Division of Insurance, the Company must demonstrate that it maintains adequate capital. At December 31, 2006 and 2005, the Company was in compliance with the requirement. (See Note 12).

In accordance with the requirements of the regulatory authorities in the states in which the Company conducts its business, it is required to maintain deposits with those authorities for the purpose of security to policy and contract holders. The Company generally fulfills this requirement with the deposit of United States government obligations.

2. Acquisitions

Metropolitan Life Insurance Company’s 401(k) and defined benefit business -

On October 2, 2006, the Company purchased several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements since that date. The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 300,000 participants in the 401(k) full service segment and increased its distribution capacity.

The purchase included a 100% coinsurance agreement reinsuring the acquired general account business and a 100% modified-coinsurance agreement reinsuring the acquired separate account business. The Company will replace the acquired MetLife policies with its policies over a three year period. As these policies are replaced, they will no longer be subject to the reinsurance agreements. Under the coinsurance agreement, the Company acquired all of the insurance liabilities associated with these contracts and received from MetLife cash to support these liabilities, net of the purchase price. Under the modified-coinsurance agreement, MetLife retains the approximate $2.3 billion of separate account assets and liabilities but cedes to the Company all of the net profits and losses and related net cash flows. In addition, the Company acquired the rights to provide administrative services and recordkeeping functions for approximately $3.4 billion of participant account values.

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at October 2, 2006. The Company is in the process of obtaining third-party valuations of VOBA and intangible assets acquired; thus, the allocation of the purchase price is subject to refinement. This process is expected to be completed before September 30, 2007.

Assets		Liabilities and Stockholder’s Equity
Cash acquired, net of
consideration	$1,384,117	Policy reserves	$1,485,506
Value of business acquired	46,033	Other liabilities	7,971
Goodwill	56,340
Other intangible assets	6,337
Other assets	650
Total assets	$1,493,477	Total liabilities	$1,493,477

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA for these annuity products is adjusted to reflect actual experience. The VOBA has an expected amortization period of 14 years.

The value of the identifiable intangible assets reflects the estimated fair value of customer relationships for the recordkeeping business acquired and amounted to $6,337 as a result of this acquisition. This intangible will be amortized in relation to the expected economic benefits of the agreement. If actual experience with customer relationships differs from expectations, the amortization will be adjusted to reflect actual experience. The customer relationship intangible asset has an expected weighted average amortization period of 14 years.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $56,340, all of which has been allocated to the Financial Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

IHN, Inc. -

On November 30, 2006, the Company purchased all outstanding shares of IHN, Inc. (“IHN”). The results of IHN’s operations have been included in the Company’s consolidated financial statements since that date. IHN provides network provider access to health care and workers compensation payors such as third-party administrators, insurance carriers and employers for approximately 70,000 members. Additional consideration may be paid in 2008 if certain earnings targets are met. Any contingent consideration paid or accrued in future years will be recorded as an adjustment to the purchase price allocation in the period in which the contingency is resolved.

The value of the identifiable intangible assets reflects the estimated fair value of the healthcare provider network acquired and amounted to $2,775 as a result of this acquisition. This intangible will be amortized in relation to the expected economic benefits of the agreement. If actual experience differs from expectations, the amortization will be adjusted to reflect actual experience. The healthcare provider networks intangible asset has an expected amortization period of 7 years.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $8,327, all of which has been allocated to the Great-West Healthcare segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

U.S. Bank’s defined contribution business -

On December 31, 2006, the Company purchased the full service-bundled, defined contribution business from U.S Bank. The results of operations of this business have been included in the Company’s consolidated financial statements since that date. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent more than 190,000 members and more than $9.0 billion in retirement plan assets. The acquisition includes the retention of relationship managers and sales and client service specialists. Additional consideration may be paid in 2007 and 2008 if certain revenue and contract retention targets are met. Any contingent consideration paid or accrued in future years will be recorded as an adjustment to the purchase price allocation in the period in which the contingency is resolved.

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at December 31, 2006. The Company is in the process of obtaining third-party valuations of the intangible assets; thus, the allocation of the purchase price is subject to refinement. This process is expected to be completed before December 31, 2007.

Assets		Liabilities and Stockholder’s Equity
Cash consideration	$(72,000)	Other liabilities	$2,000
Goodwill	39,720
Other intangible assets	34,280
Total assets	$2,000	Total liabilities	$2,000

The value of the identifiable intangible assets reflects the estimated fair value of customer relationships acquired of $19,790 and the estimated fair value of the preferred provider agreement of $14,490. These intangibles will be amortized in relation to the expected economic benefits of the agreement. If actual experience with differs from expectations, the amortization will be adjusted to reflect actual experience. The intangibles have an expected weighted average amortization period of 14 years.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $39,720, all of which has been allocated to the Financial Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

3. Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements -

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires a company to use the fair value method to recognize the cost of its stock-based employee compensation and to provide certain other additional disclosures. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of SFAS No. 123 in the notes to its consolidated financial statements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated balance sheets or the results of its operations (See Note 19).

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The adoption of SOP 05-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and amends Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary in nature and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provisions for accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005 with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during its fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. The adoption of SFAS No. 158 did not affect the results of operations for the year ended December 31, 2006, and will not affect the Company’s results of operations in future periods. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company is evaluating the impact that the adoption of the measurement date provision of SFAS No. 158 will have on its consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB No. 108. The Company adopted SAB No. 108 on December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial position.

Accounting pronouncements that will be adopted in the future -

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, the results of its operations and the disclosure requirements applicable to its fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

The Company will adopt the provisions of SFAS No. 159 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position and the results of its operations.

4. Related Party Transactions

The Company performs administrative services for the United States operations of The Great-West Life Assurance Company (“GWL”), a wholly-owned subsidiary of Lifeco and investment services for London Reinsurance Group, an indirect subsidiary of GWL. The Company provides administrative and operational services for the United States operations of The Canada Life Assurance Company (“CLAC”), an indirect wholly-owned subsidiary of Lifeco. The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements. These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year-Ended December 31,
	2006	2005	2004
Investment management revenue
included in net investment income	$6,772	$7,377	$6,304
Administrative and underwriting expense
reimbursements included as a
reduction to operating expenses	1,399	1,367	1,820
Total	$8,171	$8,744	$8,124

The following table summarizes amounts due from parent and affiliates at December 31, 2006 and 2005.

			December 31,
Related party	Indebtedness	Due Date	2006	2005
GWL&A Financial Inc.	On account	On demand	$-	$13,625
Great-West Life &
Annuity Insurance
Capital (Nova Scotia) Co.	On account	On demand	229
Great-West Life &
Annuity Insurance
Capital (Nova Scotia) Co. II	On account	On demand	865	-
The Canada Life
Assurance Company	On account	On demand	9,556	13,021
Total			$10,650	$26,646

The following table summarizes amounts due to parent and affiliates at December 31, 2006 and 2005.

			December 31,
Related party	Indebtedness	Due Date	2006	2005
GWL&A
Financial Inc. ¹	Surplus note	November 2034	$194,184	$194,174
GWL&A
Financial Inc. ²	Surplus note	May 2046	333,400	-
GWL&A
Financial Inc.	Note interest	May 2007	4,701	1,699
GWL&A
Financial Inc.	On account	On demand	12,907	-
The Great-West
Life Assurance	Note payable
Company ³	and interest	October 2006	-	25,338
The Great-West
Life Assurance
Company	On account	On demand	2,759	19,718
Total			$547,951	$240,929

¹

A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,184 and $194,174 at December 31, 2006 and 2005, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14. The note matures on November 14, 2034.

²

A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400. The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016. After May 16, 2016 the surplus note will bear an interest rate of 2.588% plus the then current three-month LIBOR rate. The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016. The Company used the proceeds from the issuance of the surplus note for general corporate purposes. The note matures on May 16, 2046.

³	The note payable to The Great-West Life Assurance Company was paid during September 2006. The note bore interest at the rate of 5.4% per annum.

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

Interest expense attributable to these related party debt obligations was $28,848, $14,396 and $15,189 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company and CLAC have an indemnity reinsurance agreement pursuant to which the Company assumed 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health and annuity business of CLAC.

The indemnity reinsurance agreement, as amended, allows for periodic transfers to the Company of the funds withheld assets. At December 31, 2006 and 2005, there was approximately $311,553 and $509,887, respectively, of funds withheld assets remaining to be transferred to the Company, which are included in reinsurance receivable in the consolidated balance sheet.

The following table summarizes the transfer of funds withheld assets by CLAC to the Company during the years ended December 31, 2006 and 2005.

	Year Ended December 31,
Assets	2006	2005
Fixed maturity investments	$84,358	$414,623
Mortgage loans on real estate	2,745	49,218
Investment income due and accrued	519	4,282
Cash	96,600	70,000
Reinsurance receivable	(184,222)	(538,123)
	$-	$-

As a result of these asset transfers, the reinsured 80% of the life, health and annuity business is 65% coinsurance and 15% coinsurance with funds withheld at December 31, 2006.

The reinsurance receivable relates to the amount due to the Company for reserves ceded by coinsurance with funds withheld. The Company’s return on this reinsurance receivable is the interest and other investment returns earned, as defined by the agreement, on a segregated pool of investments of CLAC’s United States branch. Pursuant to an interpretation of SFAS No. 133, as amended, the Company has identified an embedded derivative for its exposure to interest rate and credit risk on the segregated pool of investments. As this embedded derivative does not qualify for hedge accounting treatment, it was marked to market resulting in the Company’s net income decreasing by $1,486, $8,454, and $5,282, net of policyholder related amounts and deferred taxes, during the years ended December 31, 2006, 2005, and 2004, respectively.

On December 31, 2005, a wholly-owned subsidiary of the Company and CLAC entered into a reinsurance agreement on a coinsurance with funds withheld basis pursuant to which the Company assumed a certain specific in-force block of term life insurance of CLAC. The Company recorded $166,688 in both premium income and increase in reserves associated with these policies.

The Company recorded, at fair value, the following at December 31, 2005 as a result of this transaction.

Assets		Liabilities and Stockholder’s Equity
Reinsurance receivable	$166,688	Policy reserves	$166,688
	$166,688		$166,688

Included within reinsurance receivable in the consolidated balance sheets are $231,842 and $166,688 of funds withheld assets as of December 31, 2006 and 2005, respectively. CLAC pays the Company interest on the funds withheld balance at a rate of 4.55% per annum.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2006 and 2005, these purchases totaled $67,546 and $363,440, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $356,992 and $318,907 at December 31, 2006 and 2005, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

5.     Summary of Investments

The following table summarizes fixed maturity investments and equity securities available-for-sale at December 31, 2006.

	December 31, 2006
		Gross	Gross	Estimated
Fixed	Amortized	Unrealized	Unrealized	Fair	Carrying
Maturities:	Cost	Gains	Losses	Value	Value
U.S.
government
direct
obligations
and U.S.
agencies	$3,851,780	$21,309	$30,641	$3,842,448	$3,842,448
Obligations
of U.S.
states
and their
subdivisions	1,320,202	20,367	22,783	1,317,786	1,317,786
Foreign
government	14,591	-	132	14,459	14,459
Corporate
debt
securities	5,764,082	83,504	90,419	5,757,167	5,757,167
Mortgage-
backed and
asset-
backed
securities	4,596,045	29,399	70,649	4,554,795	4,554,795
Total fixed
maturities	$15,546,700	$154,579	$214,624	$15,486,655	$15,486,655
Total equity
investments	$363,067	$10,398	$5	$373,460	$373,460

The following table summarizes fixed maturity investments and equity securities available-for-sale at December 31, 2005.

	December 31, 2005
		Gross	Gross	Estimated
Fixed	Amortized	Unrealized	Unrealized	Fair	Carrying
Maturities:	Cost	Gains	Losses	Value	Value
U.S.
government
direct
obligations
and U.S.
agencies	$3,366,237	$30,488	$28,638	$3,368,087	$3,368,087
Obligations
of U.S.
states
and their
subdivisions	1,279,318	35,117	12,202	1,302,233	1,302,233
Foreign
government	21,402	140	193	21,349	21,349
Corporate
debt
securities	5,461,994	114,375	87,027	5,489,342	5,489,342
Mortgage-
backed and
asset-
backed
securities	3,607,104	32,626	53,324	3,586,406	3,586,406
Total fixed
maturities	$13,736,055	$212,746	$181,384	$13,767,417	$13,767,417
Total equity
investments	$518,614	$10,208	$4,610	$524,212	$524,212

See Note 6 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006, by contractual maturity date, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Maturing in one
year or less	$1,268,526	$1,276,014
Maturing after one year
through five years	2,762,785	2,761,232
Maturing after five years
through ten years	2,189,424	2,185,601
Maturing after ten years	1,735,746	1,726,216
Mortgage-backed and
asset-backed securities	7,590,219	7,537,592
	$15,546,700	$15,486,655

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

The following table summarizes information regarding the sales of fixed maturity investments for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Proceeds from sales	$5,966,714	$4,018,653	$5,316,127
Gross realized gains from sales	47,951	33,629	103,892
Gross realized losses from sales	(54,896)	(40,800)	(59,930)

Gross realized gains and gross realized losses from sales were primarily attributable to interest rate related gains and losses on repurchase agreement financing transactions and short duration fixed maturity investments resulting from the sale of securities acquired in the current year.

The Company has fixed maturity securities with fair values in the amounts of $13,034 and $13,312 that have been non-income producing for the twelve months preceding December 31, 2006 and 2005, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

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

Fair value hedges - Written call options are used in conjunction with interest rate swap agreements to effectively convert fixed rate bonds to variable rate bonds as part of the Company’s overall asset/liability matching program.

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years. Hedge ineffectiveness in the amount of $224 was recorded as an increase to net investment income during the year ended December 31, 2006. The ineffective portions of hedges had no material impact on net income during the years ended December 31, 2005 and 2004.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate or vice versa. Interest rate caps are interest rate protection instruments that require the payment by a counter party to the Company of an interest rate differential only if interest rates rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date.

Hedge ineffectiveness in the amount of $89 was recorded as a decrease to net investment income during the year ended December 31, 2006, while $567 was recorded as an increase to net investment income during the year ended December 31, 2005 and $3,534 was recorded as a decrease to net investment income during the year ended December 31, 2004.

Unrealized derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the time interest income is recognized. Derivative net gains in the amounts of $1,709, $7,853 and $10,023 were reclassified to net investment income during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company estimates that $416 of net derivative losses included in other comprehensive income will be reclassified into net investment losses within the next twelve months.

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

The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at its fair value.

Although management believes the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS No. 133, as amended. As such, changes in the market value of these instruments are recorded in net income. During the years ended December 31, 2006 and 2005, decreases in the amounts of $264 and $883 were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment, while an increase to net investment income in the amount of $4,125 was recognized during the year ended December 31, 2004. These amounts exclude the impact of the embedded derivative discussed in Note 4.

The following tables summarize derivative financial instruments at December 31, 2006 and 2005.

	December 31, 2006
	Notional	Strike/
	Amount	Swap Rate	Maturity

Interest rate swaps	344,876	2.72% - 5.37%	April 2007 -
			February 2045
Credit default swaps	98,295	N/A	January 2007 -
			November 2007
Foreign currency
exchange contracts	30,000	N/A	December 2016
Futures:
Ten year U.S.
Treasury:
Long position	2,100	N/A	March 2007
Five year U.S.
Treasury:
Long position	23,500	N/A	March 2007
Total return swap:
Receivable for
coinsurance with
funds withheld	386,499	Variable	Indeterminable

	December 31, 2005
	Notional	Strike/
	Amount	Swap Rate	Maturity
			January 2006-
Interest rate swaps	$360,013	2.72% - 6.54%	February 2045
Credit default swaps	102,952	N/A	November 2007
Foreign currency			July 2006-
exchange contracts	19,000	N/A	November 2007
Options:
Calls	22,000	Various	February 2006
Futures:
Ten year U.S.
Treasury:
Long position	2,100	N/A	March 2006
Five year U.S.
Treasury:
Long position	23,500	N/A	March 2006
Short position	16,000	N/A	March 2006
Total return swap:
Receivable for
coinsurance with
funds withheld	510,295	Variable	Indeterminable

Mortgage loans - The following table summarizes information with respect to impaired mortgage loans at December 31, 2006 and 2005.

	December 31,
	2006	2005
Impaired loans, net of related allowance for credit
losses of $6,213 and $6,213	$4,869	$4,906
Impaired loans with no related allowance for credit losses	1,344	-
Average balance of impaired loans during the year	11,773	14,096
Interest income recognized while impaired	50	750
Interest income received and recorded while impaired
using the cash basis method of recognition	109	702

As part of its active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $6,491 and $18,283 at December 31, 2006 and 2005, respectively.

The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Balance, January 1	$15,661	$30,339	$31,889
Release of provision	-	(8,000)	(3,192)
Amounts written off	-	(6,678)	(304)
Recoveries	-	-	1,946
Balance, December 31	$15,661	$15,661	$30,339

The changes to the allowance for mortgage loan credit losses are recorded in net realized gains (losses) on investments.

Equity investments - The carrying value of the Company’s equity investments was $373,460 and $524,212 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had investments in the amounts of $0 and $132,233, respectively, in an exchange-traded fund, which invests in corporate debt securities.

At December 31, 2006 and 2005, the Company had $345,192 and $374,295, respectively, invested in limited partnerships and limited liability corporations. The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2006 and 2005 were $27,441 and $33,648, respectively.

Securities pledged, restricted assets and special deposits - The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities sold under agreements to repurchase, futures contracts and state regulatory deposits.

The Company had securities on deposit with governmental authorities as required by certain insurance laws with carrying values in the amounts of $59,177 and $63,688 at December 31, 2006 and 2005, respectively.

The Company participates in a securities lending program whereby securities, which are included in invested assets in the accompanying consolidated balance sheets, are loaned to third parties. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost in the amounts of $365,219 and $138,530 and estimated fair values in the amounts of $365,341 and

$139,146 were on loan under the program at December 31, 2006 and 2005, respectively. The Company was liable for collateral under its control in the amounts of $382,423 and $145,193 at December 31, 2006 and 2005, respectively.

Additionally, the fair value of margin deposits related to futures contracts was approximately $820 and $2,313 at December 31, 2006 and 2005, respectively.

Impairment of fixed maturity investments and equity investments - The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records write-downs as investment losses and adjusts the cost basis of the securities accordingly. The Company does not adjust the revised cost basis for subsequent recoveries in value.

The assessment of whether an other-than-temporary impairment has occurred is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations and future earnings potential of the issuer.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is significantly below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
•	The decline in fair value has existed for an extended period of time.
•	A debt security has been downgraded by a credit rating agency.
•	The financial condition of the issuer has deteriorated.
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

The Company’s security investments fluctuate in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of fair value; therefore, the Company considers these declines in value as temporary.

Unrealized losses on fixed maturity and equity investments

The following tables summarize unrealized investment losses by class of investment at December 31, 2006 and 2005. The Company considers these investments to be only temporarily impaired.

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities:	fair value	loss	fair value	loss	fair value	Loss
U.S.
government
direct
obligations
and U.S.
agencies	$1,543,431	$8,907	$986,022	$21,734	$2,529,453	$30,641
Obligations
of U.S.
states and
their sub-
divisions	279,895	6,251	456,157	16,532	736,052	22,783
Foreign
governments	1,217	7	13,242	125	14,459	132
Corporate
debt
securities	1,157,847	15,972	2,159,779	74,447	3,317,626	90,419
Mortgage-
backed
and asset-
backed
securities	724,267	7,782	2,091,923	62,867	2,816,190	70,649
Total fixed
maturities	$3,706,657	$38,919	$5,707,123	$175,705	$9,413,780	$214,624
Equity
investments	$309	$1	$79	$4	$388	$5

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities:	fair value	loss	fair value	loss	fair value	Loss
U.S.
government
direct
obligations
and U.S.
agencies	$1,332,248	$20,663	$327,392	$7,975	$1,659,640	$28,638
Obligations
of U.S.
states and
their sub-
divisions	355,708	4,876	190,828	7,326	546,536	12,202
Foreign
governments	10,997	56	2,863	137	13,860	193
Corporate
debt
securities	1,899,246	45,172	903,183	41,855	2,802,429	87,027
Mortgage-
backed
and asset-
backed
securities	1,590,209	26,855	714,946	26,469	2,305,155	53,324
Total fixed
maturities	$5,188,408	$97,622	$2,139,212	$83,762	$7,327,620	$181,384
Equity
investments	$129,081	$4,449	$3,414	$161	$132,495	$4,610

Fixed maturity investments - At December 31, 2006 and 2005, there were 980 and 1,134 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $3,706,657 and $5,188,408, respectively, and unrealized losses in the amounts of $38,919 and $97,622, respectively. At December 31, 2006 and 2005, less than 1% and less than 2%, respectively, of these securities were rated non-investment grade. At December 31, 2006 and 2005, there were 1,456 and 641 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $5,707,123 and $2,139,212, respectively, and unrealized losses in the amounts of $175,705 and $83,762, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

U.S. Government direct obligations and U.S. agencies, obligations of U.S. states and their subdivisions and foreign governments - The unrealized losses on the Company’s investments in U.S. Government direct obligations and U.S. agencies, obligations of U.S. States and their subdivisions, and foreign governments as of December 31, 2006 and 2005 were caused by market interest rate increases since the securities were acquired. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. All of these investments are rated “A” and above. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Corporate debt securities - At December 31, 2006 and 2005, there were 139 and 248 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $1,157,847 and $1,899,246, respectively, and unrealized losses in the amounts of $15,972 and $45,172, respectively. At December 31, 2006 and 2005, there were 324 and 223 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $2,159,779 and $903,183, respectively, and unrealized losses in the amounts of $74,447 and $41,855, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

In the automobile related industry, one security has been in a loss position for less than twelve months with an unrealized loss of in the amount of $11. Seven securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $3,435. There were three automobile industry securities upon which $1,299 of impairment write-downs were recognized during the year ended December 31, 2006. Based on the Company’s analysis of the liquidity of the issuers in these investments, the Company considers the remaining principal to be fully recoverable under the contractual terms of the investments.

In the electric/utilities industry, there were 34 securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $3,838. Seventy securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $18,445. Less than $2,500 of unrealized losses in this industry was related to a decrease in credit quality.

In the oil and gas industry, there were nine securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $1,364. There were 24 securities that have been in a loss position for twelve months or longer with unrealized losses in the amount of $4,792. Approximately $700 of unrealized losses in this industry was related to a decrease in credit quality.

The telephone and telecommunications industry has four securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $851 and 20 securities that have been in a loss position for twelve months or longer with unrealized losses in the amount of $8,278. None of these unrealized losses in these industries were related to a decrease in credit quality.

The Company has investments in Canadian bank debt securities of which one security has been in a loss position for less than twelve months with an unrealized loss in the amount of $14. Three securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $3,857. None of these unrealized losses in these industries were related to a decrease in credit quality.

The remaining unrealized losses on the Company’s investments in corporate debt securities in both categories are not concentrated in any one industry.

Mortgage-backed and asset-backed securities - At December 31, 2006 and 2005, there were 51 and 102 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $724,267 and $1,590,209, respectively, and unrealized losses in the amounts of $7,782 and $26,855, respectively. At December 31, 2006 and 2005, there were 139 and 67 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $2,091,923 and $714,946, respectively, and unrealized losses in the amounts of $62,867and $26,469, respectively. None of these losses were related to a decrease in credit quality. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Equity investments - At December 31, 2006 and 2005, the Company had unrealized losses on equity investments with carrying values in the amounts of $388 and $132,495, respectively, and unrealized losses in the amounts of $5 and $4,610, respectively. The decrease in unrealized loss is primarily a result of the disposition of an exchange-traded bond fund whose value fluctuated with interest rates. Of the total unrealized losses, $1 and $4,449 have been in loss positions for less than twelve months. At December 31, 2006, the Company has no information indicating that any of these investments are other-than-temporarily impaired.

Other-than-temporary impairment

The Company recorded other-than-temporary impairments on fixed maturity investments in the amounts of $6,206 and $12,958 and $13,167, during the years ended December 31, 2006, 2005 and 2004, respectively. These impairments were primarily related to corporate debt securities in the auto industry and asset-backed securities with manufactured housing collateral. During the years ended December 31, 2006, 2005 and 2004, the Company recorded other-than-temporary impairments on equity securities in the amounts of $469, $261 and $0, respectively.

6. Estimated Fair Value of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005.

	December 31,		December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Fixed maturity and
and short-term
investments	$16,543,360	$16,543,360	$14,837,466	$14,837,466
Equity
investments	373,460	373,460	524,212	524,212
Mortgage loans
on real estate	1,338,193	1,340,089	1,460,559	1,471,642
Policy loans	3,797,649	3,797,649	3,715,888	3,715,888
Derivative
instruments	2,127	2,127	4,695	4,695
Reinsurance
receivable	789,744	789,744	911,121	911,121

	December 31,		December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities:
Annuity contract
reserves without
life contingencies	$6,320,290	$6,312,243	$5,727,506	$5,725,027
Policyholders’
funds	386,301	386,301	348,937	348,937
Notes payable	532,285	532,248	221,211	221,346
Commercial paper	95,020	95,020	95,064	95,064
Derivative
instruments	7,757	7,757	12,789	12,789
Repurchase
agreements	763,779	763,779	755,905	755,905

The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

The estimated fair values of fixed maturity, short-term, and equity investments that are publicly traded are obtained from an independent pricing service. To determine the fair values of fixed maturity and equity investments that are not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect.

Mortgage loan fair value estimates are generally based on discounted cash flows. A discount rate matrix is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage’s remaining term and credit quality. The rates selected for inclusion in the discount rate matrix reflect rates that the Company would quote if placing loans representative in size and quality to those currently in its portfolio.

Policy loans accrue interest at variable rates with no fixed maturity dates; therefore, estimated fair values approximate carrying values.

The estimated fair values and carrying amounts of reinsurance receivables at December 31, 2006 and 2005 include a reduction of $53,048 and $34,063, respectively, representing the estimated fair value of the embedded derivative associated with the Company’s reinsurance receivable under its coinsurance with funds withheld agreement with the United States branch of CLAC (See Note 4). Valuation of the derivative is based upon the estimated fair value of the segregated pool of assets from which the Company derives its return on the reinsurance receivable.

The estimated fair values of annuity contract reserves without life contingencies are estimated by discounting the cash flows to maturity of the contracts utilizing current interest crediting rates for similar products.

The estimated fair values of policyholders’ funds are the same as the carrying amounts since the Company can change the interest crediting rates with 30 days notice.

The estimated fair values of the notes payable to GWL&A Financial and GWL are based upon discounted cash flows at current market rates on high quality investments.

The carrying values of repurchase agreements and commercial paper are a reasonable estimate of fair value due to the short-term nature of these liabilities.

Included in other assets at December 31, 2006 and 2005 are derivative financial instruments in the amounts of $2,127 and $4,695, respectively. Included in other liabilities at December 31, 2006 and 2005 are derivative financial instruments in the amounts of $7,757 and $12,789, respectively. The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps, which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at each year-end, taking into consideration current interest rates and other relevant factors.

7. Allowances on Policyholder Receivables

Amounts receivable for uninsured accident and health insurance plan claims paid on behalf of customers and premiums in the course of collection are generally uncollateralized. These receivables are from a large number of policyholders dispersed throughout the United States and throughout many industry groups.

The Company maintains an allowance for credit losses at a level that, in management’s opinion, is sufficient to absorb credit losses on amounts receivable related to uninsured accident and health insurance plan claims and premiums in course of collection. Management’s judgment is based upon past loss experiences and current and projected economic conditions.

The following table summarizes activity in the allowances for amounts receivable related to uninsured accident and health insurance plan claims paid on behalf of customers for the years 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Balance, January 1	$18,404	$22,938	$32,329
Amounts acquired
by reinsurance	(512)	(394)	(1,859)
Provisions charged
(credited) to operations	(283)	(507)	(517)
Amounts written off,
net of recoveries	(3,310)	(3,633)	(7,015)
Balance, December 31	$14,299	$18,404	$22,938

The following table summarizes activity in the allowances for premiums in course of collection for the years 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Balance, January 1	$5,227	$7,751	$9,768
Amounts acquired
by reinsurance	(288)	(97)	(300)
Provisions charged
(credited) to operations	7	(1,559)	17
Amounts written off,
net of recoveries	(595)	(868)	(1,734)
Balance, December 31	$4,351	$5,227	$7,751

8. Reinsurance

The Company enters into reinsurance transactions as both a provider and purchaser of reinsurance. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum liability in the amount of $3,500 of coverage per individual life.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2006 and 2005, the reinsurance receivables had carrying values in the amounts of $789,744 and $911,121, respectively. Included in these amounts are $531,389 and $654,965 at December 31, 2006 and 2005, respectively, associated with reinsurance agreements with related parties. There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2006 or 2005.

The Great-West Healthcare segment of the Company entered into a reinsurance agreement, effective January 1, 2003, with an unrelated third-party to cede 90% in 2003, 75% in 2004 and 40% in 2005 of direct written group health stop-loss and excess loss activity. This agreement was terminated on December 31, 2005.

The following tables summarize life insurance in-force and life and accident/health premiums at, and for the year ended, December 31, 2006.

	Life Insurance In-Force
	Individual	Group	Total
Written direct	$51,586,508	$42,667,145	$94,253,653
Reinsurance ceded	(12,307,112)	(298)	(12,307,410)
Reinsurance assumed	86,823,557	-	86,823,557
Net	$126,102,953	$42,666,847	$168,769,800
Percentage of amount
assumed to net	68.9%	0.0%	51.4%

	Premium Income
	Life	Accident
	Insurance	/health	Annuities	Total
Written direct	$382,651	$739,273	$11,087	$1,133,011
Reinsurance ceded	(43,025)	(19,062)	(172)	(62,259)
Reinsurance assumed	310,595	57,176	53	367,824
Net	$650,221	$777,387	$10,968	$1,438,576
Percentage of amount
assumed to net	47.8%	7.4%	0.5%	25.6%

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2005.

	Life Insurance In-Force
	Individual	Group	Total
Written direct	$50,652,853	$43,537,222	$94,190,075
Reinsurance ceded	(12,886,784)	(211)	(12,886,995)
Reinsurance assumed	90,629,646	-	90,629,646
Net	$128,395,715	$43,537,011	$171,932,726
Percentage of amount
assumed to net	70.6%	0.0%	52.7%

	Premium Income
	Life	Accident
	Insurance	/health	Annuities	Total
Written direct	$392,489	$555,506	$4,677	$952,672
Reinsurance ceded	(51,946)	(231,489)	(757)	(284,192)
Reinsurance assumed	357,134	197,113	2,409	556,656
Net	$697,677	$521,130	$6,329	$1,225,136
Percentage of amount
assumed to net	51.2%	37.8%	38.1%	45.4%

The following tables summarize life insurance in-force and life and accident/health premiums at, and for the year ended, December 31, 2004.

	Life Insurance In-Force
	Individual	Group	Total
Written direct	$50,946,388	$48,101,396	$99,047,784
Reinsurance ceded	(12,925,504)	(501,200)	(13,426,704)
Reinsurance assumed	14,080,477	1,142,649	15,223,126
Net	$52,101,361	48,742,845	100,844,206
Percentage of amount
assumed to net	27.0%	2.3%	15.1%

	Premium Income
	Life	Accident
	Insurance	/health	Annuities	Total
Written direct	$416,157	$628,257	$745	$1,045,159
Reinsurance ceded	(54,610)	(632,892)	(953)	(688,455)
Reinsurance assumed	157,351	151,539	5,474	314,364
Net	$518,898	$146,904	$5,266	$671,068
Percentage of amount
assumed to net	30.3%	103.2%	103.9%	46.8%

9.     Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in deferred acquisition costs and value of business acquired for the years ended December 31, 2006, 2005 and 2004.

	DAC	VOBA	Total
Balance, January 1, 2004	$570,031	$5,029	$575,060
Capitalized additions	52,693	-	52,693
Amortization	(53,846)	(1,192)	(55,038)
Unrealized investment gains (losses)	2,204	-	2,204
Reinsurance recapture	(29,831)	-	(29,831)
Purchase accounting adjustment	(157,000)	-	(157,000)
Balance, December 31, 2004	384,251	3,837	388,088
Capitalized additions	50,437	-	50,437
Amortization	(51,306)	(222)	(51,528)
Unrealized investment gains (losses)	33,433	12	33,445
Purchase accounting adjustment	-	6,000	6,000
Balance, December 31, 2005	416,815	9,627	426,442
Capitalized additions	60,186	46,033	106,219
Amortization	(44,524)	(1,665)	(46,189)
Unrealized investment gains (losses)	18,738	(76)	18,662
Balance, December 31, 2006	$451,215	$53,919	$505,134

DAC includes $82,162, $81,408, and $82,648 at December 31, 2006, 2005, and 2004 as the result of the CLAC indemnity reinsurance agreement discussed in Note 4. In the 2005 consolidated financial statements, these amounts were shown as deferred ceding commission. The 2004 reinsurance recapture amount resulted from CLAC’s recapture from the Company of the group life and health business in February 2004. The 2004 purchase accounting adjustment was based on the Company’s final analysis of the policy reserves acquired from CLAC. CLAC’s United States branch had not previously computed policy liabilities under GAAP, which required the Company to estimate the amount of liabilities assumed, which was approximately $3,000,000 at September 1, 2003. During the third quarter of 2004, DAC and certain policy reserve liabilities acquired as part of this reinsurance agreement were both decreased by $157,000.

The estimated future amortization of VOBA for the years ended December 31, 2007 through December 31, 2011 is as follows.

Year Ended
December 31,
2007	$7,229
2008	6,272
2009	5,453
2010	4,755
2011	4,160

10.   Goodwill and Other Intangible Assets

The balances of and changes in goodwill by segment for the years ended December 31, are as follows.

	Great-West	Financial
	Healthcare	Services	Total
Balance, January 1, 2005	$34,668	$5,784	$40,452
Acquisitions	-	-	-
Other	-	-	-
Balance, December 31, 2005	34,668	5,784	40,452
Acquisitions	8,327	96,060	104,387
Other	661	530	1,191
Balance, December 31, 2006	$43,656	$102,374	$146,030

See Note 2 for further discussion on acquisitions. The other activity represents purchase price adjustments.

The following table summarizes other intangible assets as of December 31.

	2006		2005
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Customer relationships	$31,357	$(1,510)	$5,536	$(633)
Preferred provider
agreements	14,490	-	-	-
Healthcare provider
networks	2,775	-	-	-
Total	$48,622	$(1,510)	$5,536	$(633)

The Great-West Healthcare segment includes customer relationships, net of accumulated amortization, of $1,043 and $1,423 and healthcare provider networks, net of accumulated amortization, of $2,775 and $0 at December 31, 2006 and 2005, respectively. The Financial Services segment includes customer relationships, net of accumulated amortization, of $28,804 and $3,480 and preferred provider agreements of $14,490 and $0 at December 31, 2006 and 2005, respectively.

Amortization expense for other intangibles assets included in general insurance expenses was $877, $384, and $249 for the years ended December 31, 2006, 2005, and 2004, respectively. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2007 through December 31, 2011 is as follows.

Year Ended
December 31,
2007	$5,431
2008	5,183
2009	4,885
2010	4,397
2011	4,194

11.    Commercial Paper

The Company has a commercial paper program that is partially supported by a $50,000 corporate credit facility (See Note 21).

The following table provides information regarding the Company’s commercial paper program at December 31, 2006 and 2005.

	December 31,
	2006	2005
Commercial paper outstanding	$95,020	$95,064
Maturity range (days)	10 – 89	10 – 86
Interest rate range	5.31% - 5.38%	3.99% - 4.48%

12.   Stockholder’s Equity and Dividend Restrictions

At December 31, 2006 and 2005, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date. In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2006 and 2005.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2006, 2005 and 2004 are as follows.

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)
Net income	$285,570	$391,631	$402,341
Capital and surplus	1,854,416	1,538,887	1,477,464

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. Dividends in the amount of $249,395, $221,358 and $163,230 were paid to the holder of the Company’s common stock during the years ended December 31, 2006, 2005 and 2004, respectively.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. Unaudited statutory capital and surplus and net gain from operations at and for the year ended December 31, 2006 were $1,854,416 and $381,911, respectively. The Company should be able to pay up to $381,911 (unaudited) of dividends during 2007 without the prior approval of the insurance commissioner.

13.   Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2006.

	Year Ended December 31, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains (losses) on
available-for-sale securities:
Net changes during the year
related to cash flow hedges	$(7,805)	$2,732	$(5,073)
Unrealized holding gains (losses)
arising during the year	(52,398)	18,339	(34,059)
Less: reclassification adjustment
for (gains) losses realized
in net income	3,535	(1,237)	2,298
Net unrealized gains (losses)	(56,668)	19,834	(36,834)
Reserve, DAC and VOBA
adjustment	19,785	(6,925)	12,860
Net unrealized gains (losses)	(36,883)	12,909	(23,974)
Minimum pension liability
adjustment	1,521	(532)	989
Other comprehensive
income (loss)	$(35,362)	$12,377	$(22,985)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2005.

	Year Ended December 31, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains (losses) on
available-for-sale securities:
Net changes during the year
related to cash flow hedges	$5,753	$(2,014)	$3,739
Unrealized holding gains (losses)
arising during the year	(256,982)	89,142	(167,840)
Less: reclassification adjustment
for (gains) losses realized
in net income	(3,474)	1,216	(2,258)
Net unrealized gains (losses)	(254,703)	88,344	(166,359)
Reserve, DAC and VOBA
adjustment	63,393	(22,314)	41,079
Net unrealized gains (losses)	(191,310)	66,030	(125,280)
Minimum pension liability
adjustment	(15,897)	5,564	(10,333)
Other comprehensive
income (loss)	$(207,207)	$71,594	$(135,613)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2004.

	Year Ended December 31, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains (losses) on
available-for-sale securities:
Net changes during the year
related to cash flow hedges	$7,326	$(2,564)	$4,762
Unrealized holding gains (losses)
arising during the year	(12,706)	4,448	(8,258)
Less: reclassification adjustment
for (gains) losses realized
in net income	(35,908)	12,567	(23,341)
Net unrealized gains (losses)	(41,288)	14,451	(26,837)
Reserve, DAC and VOBA
adjustment	35,773	(12,521)	23,252
Net unrealized gains (losses)	(5,515)	1,930	(3,585)
Minimum pension liability
adjustment	(8,370)	2,930	(5,440)
Other comprehensive
income (loss)	$(13,885)	$4,860	$(9,025)

14.      Net Investment Income and Realized Gains on Investments

The following table summarizes net investment income for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Investment income:
Fixed maturity and
short-term investments	$824,399	$762,683	$688,096
Equity investments	20,248	18,899	10,749
Mortgage loans on real estate	83,290	93,230	104,902
Policy loans	208,516	202,946	203,127
Other, including interest
income from related
parties of $22,505,
$32,723 and $60,922	38,325	22,377	64,149
	1,174,778	1,100,135	1,071,023
Investment expenses	(10,753)	(10,055)	(21,121)
Net investment income	$1,164,025	$1,090,080	$1,049,902

The following table summarizes net realized gains on investments for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Net realized gains (losses):
Fixed maturity and
short-term investments	$(13,149)	$(20,129)	$34,960
Equity investments	(2,446)	43,884	8,040
Mortgage loans on real estate	3,129	625	5,318
Other	(124)	(81)	(13)
Provisions for mortgage
impairments	514	14,678	9,642
Net realized gains (losses) on
investments	$(12,076)	$38,977	$57,947

Included in net investment income and net realized gains (losses) on investments are amounts allocable to the participating fund account. This allocation is based upon the activity in a specific block of invested assets that are segmented for the benefit of the participating fund account. The amounts of net investment income allocated to the participating fund account were $373,278, $351,149, and $367,558 for the years ended December 31, 2006, 2005 and 2004, respectively. The amounts of net realized gains (losses) allocated to the participating fund account were $(12,465), $(3,300), and $8,504 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.      General Insurance Expenses

The following table summarizes the components of general insurance expenses for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Compensation	$516,355	$492,544	$457,959
Commissions	233,098	187,115	193,943
Premium and other taxes	40,121	33,471	33,030
Capitalization of DAC	(60,186)	(50,437)	(52,693)
Rent, net of sublease income	25,353	23,093	33,371
Other	242,761	238,564	247,835
Total	$997,502	$924,350	$913,445

16.   Employee Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations for the defined benefit plan or the accumulated post-retirement benefit obligation for the post- retirement medical plan) of its pension plan and post-retirement medical plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (“SFAS No. 87”) all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Prior to adopting the recognition provisions of SFAS No. 158 at December 31, 2006, the Company recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS No. 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
	SFAS No. 158	SFAS No.158	2006

Deferred income taxes	$169,433	$3,626	$173,059
Other assets	647,566	(20,359)	627,207
Other liabilities	830,777	(9,999)	840,776
Accumulated other
comprehensive income (loss)	(39,803)	(6,734)	(46,537)

Defined benefit pension and post-retirement medical plans - The Company has a noncontributory defined benefit pension plan covering substantially all of its employees that were hired before January 1, 1999. Pension benefits are based principally on an employee’s years of service and compensation levels near retirement. The Company’s policy for funding the defined benefit pension plans is to make annual contributions, which equal or exceed regulatory requirements.

The Company sponsors an unfunded post-retirement medical plan (the “medical plan”) that provides health benefits to retired employees who are not Medicare eligible. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company’s policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management.

During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Under the Act, which takes effect on January 1, 2006, employers who sponsor postretirement plans that provide for a prescription drug benefit under Medicare Part D may be entitled to a subsidy payment. In conjunction with the effect of this legislation, the Company amended its post-retirement medical plan, whereby it eliminated the provision of medical benefits for retired employees once they become Medicare eligible. The adoption of the amendment resulted in a reduction of the Company’s estimated post-retirement medical plan benefit obligation in the amount of $34,965 on January 1, 2006. On January 1, 2005, the United States employees of CLAC became participants in the Company’s post-retirement medical benefit plan.

A November 30 measurement date is used for the defined benefit pension and post-retirement medical plans. Prepaid benefit costs and intangible assets are included in other assets and accrued benefit costs and unfunded status amounts are included in other liabilities in the accompanying consolidated balance sheets.

The following table provides a reconciliation of the changes in the benefit obligations, fair value of plan assets, and the funded status for the Company’s defined benefit pension and post-retirement medical plans as of the years ended December 31, 2006 and 2005.

	Defined Benefit		Post-Retirement
	Pension Plan		Medical Plan
	2006	2005	2006	2005
Change in projected benefit
obligation:
Benefit obligation, January 1	$275,646	$238,024	$23,923	$50,074
Service cost	9,406	8,498	1,851	2,385
Interest cost	15,970	14,537	1,309	2,421
Actuarial (gain) loss	6,166	21,658	(433)	(2,813)
Benefits paid	(7,463)	(7,071)	(1,003)	(1,089)
Plan change	1,048	-	-	(34,965)
Canada Life plan merger	-	-	-	7,910
Benefit obligation, December 31	$300,773	$275,646	$25,647	$23,923

Change in plan assets:
Fair value of plan assets,
January 1	$208,753	$198,964	$-	$-
Actual return on plan assets	19,243	16,860	-	-
Employer contributions	36,000	-	1,003	1,089
Benefits paid	(7,463)	(7,071)	(1,003)	(1,089)
Fair value of plan assets,
December 31	$256,533	$208,753	$-	$-

Funded status:
Funded status at December 31	(44,240)	(66,893)	(25,647)	(23,923)
Unrecognized net actuarial loss	(A)	67,055	(A)	11,879
Unrecognized prior service cost	(A)	832	(A)	(41,063)
Unrecognized net obligation
or (asset) at transition	(A)	(9,085)	(A)	-
Contribution after measurement
date and before December 31	(A)	4,700	(A)	-
Net amount recognized	(A)	(3,391)	(A)	(53,107)

Amounts recognized in the
consolidated balance sheets:
Prepaid benefit cost (accrued
benefit liability)	(44,240)	(42,539)	(52,171)	(53,107)
Intangible asset	(A)	832	(A)	-
Accumulated other
comprehensive income	(59,213)	(38,316)	26,523	-
Net amount recognized	(A)	(3,391)	(A)	(53,107)

(A)	Not applicable under the provisions of SFAS No. 158.

The accumulated benefit obligation for the defined benefit pension plan was $279,828 and $255,992 at December 31, 2006 and 2005, respectively.

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2006.

	Defined Benefit		Post-Retirement
	Pension Plan		Medical Plan
	Gross	Net of Tax	Gross	Net of Tax
Net gain (loss) Net prior service (cost) credit Net transition asset (obligation)	$(65,367)	$(42,488)	$(10,813)	$(7,028)
	(1,417)	(921)	37,336	24,268
	7,571	4,921	-	-
	$(59,213)	$(38,488)	$26,523	$17,240

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2007.

	Defined Benefit		Post-Retirement
	Pension Plan		Medical Plan
	Gross	Net of Tax	Gross	Net of Tax
Net gain (loss) Net prior service (cost) credit Net transition asset (obligation)	$(4,924)	$(3,201)	$(632)	$(411)
	(218)	(142)	3,727	2,423
	1,514	984	-	-
	$(3,628)	$(2,359)	$3,095	$2,012

The expected benefit payments for the Company’s defined benefit pension and post-retirement medical plans for the years indicated are as follows.

	Defined Benefit	Post-Retirement
	Pension Plan	Medical Plan
2007	$8,754	$793
2008	9,577	1,007
2009	10,326	1,196
2010	10,958	1,420
2011	11,974	1,665
2012 through 2016	79,088	12,130

Net periodic (benefit) cost included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, includes the following components.

	Defined Benefit Pension Plan
	2006	2005	2004
Components of net periodic
(benefit) cost:
Service cost	$9,406	$8,498	$8,576
Interest cost	15,970	14,537	13,317
Expected return on plan assets	(16,835)	(15,610)	(14,933)
Amortization of transition
obligation	(1,514)	(1,514)	(1,514)
Amortization of unrecognized
prior service costs	462	632	632
Amortization of loss from
earlier periods	5,447	4,035	2,751
Net periodic (benefit) cost	$12,936	$10,578	$8,829

	Post-Retirement Medial Plan
	2006	2005	2004
Components of net periodic
(benefit) cost:
Service cost	$1,851	$2,385	$2,891
Interest cost	1,309	2,421	2,735
Expected return on plan assets	-	-	-
Amortization of transition
obligation	-	-	-
Amortization of unrecognized
prior service costs	(3,727)	(1,868)	(713)
Amortization of loss from
earlier periods	633	532	664
Net periodic (benefit) cost	$66	$3,470	$5,577

The following table presents the assumptions used in determining benefit obligations for the years ended December 31, 2006, 2005 and 2004.

	Defined Benefit Pension Plan
	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.19%	3.19%	3.19%

	Post-Retirement Medical Plan
	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	-	-	-
Rate of compensation increase	-	-	-

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2015.

The following table presents what a one-percentage-point change would have on assumed healthcare cost trend rates.

	One Percentage	One Percentage
	Point Increase	Point Decrease
Increase (decrease) on total of service
and interest cost on components	$475	$(402)
Increase (decrease) on post-
retirement benefit obligation	3,634	(2,758)

The following table presents how the Company’s pension plan assets are invested at December 31, 2006 and 2005.

Asset Category:	2006	2005
Equity securities	70%	68%
Debt securities	28%	27%
Real estate	-	4%
Other	2%	1%
Total	100%	100%

The following table presents the Company’s target allocation for invested plan assets at December 31, 2007.

Asset Category:	December 31, 2007
Equity securities	60%
Debt securities	30%
Other	10%
Total	100%

The Company does not expect any plan assets to be returned to it during the year ended December 31, 2007. The Company does not expect to make contributions to its pension plan during the year ended December 31, 2007. The Company expects to contribute $793 to its medical plan during the year ended December 31, 2007.

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

Supplemental executive retirement plan - The Company also provides supplemental executive retirement plans to certain key executives. These plans provide key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The Company’s expense for these plans was $4,942, $3,732 and $3,183 for the years ended December 31, 2006, 2005 and 2004, respectively. The liability associated with these plans was $46,084 and $45,771 at December 31, 2006 and 2005, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

The following table summarizes changes in the benefit obligations and plan assets for the Company’s supplemental executive retirement plans for the years ended December 31, 2006, 2005 and 2004.

	2006	2005
Change in projected benefit
obligation:
Benefit obligation, January 1	$45,771	$36,299
Service cost	964	818
Interest cost	2,565	2,147
Plan amendments	-	4,261
Actuarial (gain) loss	(1,270)	3,186
Benefits paid	(1,946)	(940)
Benefit obligation, December 31	$46,084	$45,771

47

	2006	2005
Change in plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	1,946	940
Benefits paid	(1,946)	(940)
Fair value of plan assets, December 31	$-	$-

		Year Ended December 31,
		2006	2005
Funded status:
Funded status, December 31		$(46,084)	$(45,771)
Unrecognized net actuarial gain		(A)	8,327
Unrecognized prior service cost		(A)	9,096
Net amount recognized	$	(A)	$(28,348)

		Year Ended December 31,
		2006	2005
Amounts recognized in the
consolidated balance sheets:
Accrued benefit cost (accrued
benefit liability)	$	(A)	$(35,348)
Intangible asset		(A)	6,726
Accumulated other
comprehensive income		(14,740)	(274)
Net amount recognized	$	(A)	$(28,348)

(A)	Not applicable under the provisions of SFAS No. 158.

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2006.

	Gross	Net of Tax
Net gain (loss)	$(6,668)	$(4,334)
Net prior service (cost) credit	(8,072)	(5,247)
Net transition asset (obligation)	-	-
	$(14,740)	$(9,581)

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2007.

	Gross	Net of Tax
Net gain (loss)	$250	$162
Net prior service (cost) credit	986	641
Net transition asset (obligation)	-	-
	$1,236	$803

The expected benefit payments for the Company’s supplemental executive retirement plans for the years indicated are as follows:

2007	$1,950
2008	1,762
2009	2,068
2010	2,245
2011	2,510
2012 through 2016	14,114

Net periodic (benefit) cost included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, includes the following components.

	2006	2005	2004
Components of net periodic cost:
Service cost	$964	$818	$767
Interest cost	2,564	2,147	1,871
Amortization of unrecognized
prior service costs	1,024	598	545
Amortization of loss from prior
periods	390	169	-
Net periodic benefit cost	$4,942	$3,732	$3,183

The following table presents the assumptions used in determining benefit obligations for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	6.00%	6.00%	6.00%

Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan, which provides eligible participants with the opportunity to defer up to 50% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2006, 2005 and 2004 were $8,825, $8,153 and $7,522, respectively.

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $18,495 and $17,837 at December 31, 2006 and 2005, respectively. The participant deferrals earned interest at the average rates of 6.49% and 6.08% during the years ended December 31, 2006 and 2005, respectively. The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.41% to 8.30% for retired participants. Interest expense related to this plan was $1,295, $1,199 and $1,184 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program. Under this program, participants may defer compensation and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Effective January 1, 2005, this program no longer accepted participant deferrals. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $5,658 and $6,055 at December 31, 2006 and 2005, respectively. The participant deferrals earned interest at the average rate of 4.50% during both years ended December 31, 2006 and 2005. The interest rate is based on an annual rate determined by the Company. The interest expense related to this plan was $269, $282 and $291 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $12,531 and $10,633 at December 31, 2006 and 2005, respectively. Unrealized gains (losses) on invested participant deferrals were $1,556 and $542 for the years ended December 31, 2006 and 2005, respectively.

17.   Federal Income Taxes

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Reduction in tax contingency	(0.9)%	(0.2)%	(0.3)%
Investment income not subject
to federal tax	(1.3)%	(1.0)%	(1.3)%
Tax credits	(3.7)%	(3.8)%	(2.4)%
State income taxes,
net of federal benefit	0.8%	0.7%	0.2%
Other, net	1.1%	(0.4)%	0.3%
Effective federal income tax rate	$31.0%	$30.3%	$31.5%

The Company has reduced its liability for tax contingencies in each of the last three years due to the completion of Internal Revenue Service examinations.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows.

	December 31,
	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Asset	Liability	Asset	Liability
Policyholder reserves	$103,638	$-	$219,932	$-
Proxy tax deferred
acquisition costs	89,614	-	85,164	-
Deferred acquisition costs	-	129,168	-	117,392
Investment assets	-	93,101	-	104,817
Net operating loss
carry forward	172,709	-	100,044	-
Other	29,367	-	7,113	-
Total deferred taxes	$395,328	$222,269	$412,253	$222,209

Amounts presented for investment assets above include $4,329 and $(3,709) related to the unrealized (gains) losses on the Company’s fixed maturity and equity investments, which are classified as available-for-sale at December 31, 2006 and 2005, respectively.

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

The Company has federal net operating loss carry forwards generated by a subsidiary that files an income tax return separate from the GWL&A Financial consolidated federal income tax return. As of December 31, 2006, the subsidiary had net operating loss carry forwards expiring as follows.

Year
2025	$371,058
2026	122,397
Total	$493,455

Included in due from parent and affiliates at December 31, 2006 and 2005 is $(14,707) and $13,661, respectively, of income taxes receivable (payable) from GWLA Financial related to the consolidated income tax return filed by the Company and certain subsidiaries. Included in the consolidated balance sheet at December 31, 2006 is $12,034 of income taxes payable in other liabilities and at December 31, 2005 is $5,128 of income taxes receivable in other assets related to the separate federal income tax returns filed by certain subsidiaries and other state income tax receivables.

18.   Segment Information

The Company has three business segments: Great-West Healthcare, Financial Services and Other. The Great-West Healthcare segment markets and administers group life and health insurance to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to individuals, public and not-for-profit employers and corporations, and offers life insurance products to individuals and businesses. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company. The Company’s business segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

As of December 31, 2006, the Company’s business segments have been redefined from prior reports whereby, the Other segment was identified and reported separately. The segment reporting for prior periods has been restated to reflect this change in business segments.

The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates performance of its business segments based on their profitability from operations after income taxes.

The Company’s operations are not materially dependent on one or a few customers, brokers or agents. The following tables summarize segment financial information for the year ended and as of December 31, 2006.

	Year Ended December 31, 2006
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Revenue:
Premium income	$932,349	$381,098	$125,129	$1,438,576
Fee income	702,252	336,564	4,808	1,043,624
Net investment
income	81,330	1,043,049	39,646	1,164,025
Net realized
gains on
investments	(437)	(10,840)	(799)	(12,076)
Total revenue	1,715,494	1,749,871	168,784	3,634,149
Benefits and
expenses:
Benefits	833,313	1,119,244	115,180	2,067,737
Operating
expenses	669,308	335,947	72,061	1,077,316
Total benefits
and expenses	1,502,621	1,455,191	187,241	3,145,053
Net operating
income before
income taxes	212,873	294,680	(18,457)	489,096
Income taxes	72,241	85,879	(6,226)	151,894
Net income	$140,632	$208,801	$(12,231)	$337,202

	December 31, 2006
	Great-West	Financial
Assets:	Healthcare	Services	Other	Total
Investments	$1,635,105	$19,320,572	$1,101,398	$22,057,075
Other assets	233,750	2,530,174	370,881	3,134,805
Separate
account assets	-	16,289,974	-	16,289,974
Total assets	$1,868,855	$38,140,720	$1,472,279	$41,481,854

The following tables summarize segment financial information for the year ended and as of December 31, 2005.

	Year Ended December 31, 2005
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Revenue:
Premium income	$678,333	$380,135	$166,668	$1,225,136
Fee income	661,738	298,238	4,723	964,699
Net investment
income	67,556	1,006,843	15,681	1,090,080
Net realized
gains on
investments	20,280	23,393	(4,696)	38,977
Total revenue	1,427,907	1,708,609	182,376	3,318,892
Benefits and
expenses:
Benefits	495,343	1,130,801	166,318	1,792,462
Operating
expenses	669,524	297,651	26,255	993,430
Total benefits and
expenses	1,164,867	1,428,452	192,573	2,785,892
Net operating
income before
income taxes	263,040	280,157	(10,197)	533,000
Income taxes	86,928	77,285	(2,768)	161,445
Net income	$176,112	$202,872	$(7,429)	$371,555

	December 31, 2005
	Great-West	Financial
Assets:	Healthcare	Services	Other	Total
Investments	$1,473,452	$18,254,648	$814,684	$20,542,784
Other assets	199,463	2,471,158	110,285	2,780,906
Separate
account assets	-	14,455,710	-	14,455,710
Total assets	$1,672,915	$35,181,516	$924,969	$37,779,400

The following tables summarize segment financial information for the year ended and as of December 31, 2004.

	Year Ended December 31, 2004
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Revenue:
Premium income	$261,957	$409,111	$-	$671,068
Fee income	647,226	264,291	4,127	915,644
Net investment
income	51,083	992,793	6,026	1,049,902
Net realized
gains on
investments	7,686	33,712	16,549	57,947
Total revenue	967,952	1,699,907	26,702	2,694,561
Benefits and
expenses:
Benefits	68,466	1,165,498	(351)	1,233,613
Operating
expenses	675,026	280,570	28,712	984,308
Total benefits and
expenses	743,492	1,446,068	28,361	2,217,921
Net operating
income before
income taxes	224,460	253,839	(1,659)	476,640
Income taxes	75,102	76,345	(1,227)	150,220
Net income	$149,358	$177,494	$(432)	$326,420

The following tables, which summarize premium and fee income by segment, present supplemental information for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Premium Income:
Great-West Healthcare:
Group Life & Health	$932,349	$678,333	$261,957
Total Great-West Healthcare	932,349	678,333	261,957
Financial Services:
Retirement Services	10,661	6,277	1,640
Individual Markets	370,437	373,858	407,471
Total Financial Services	381,098	380,135	409,111
Other	125,129	166,668	-
Total premium income	$1,438,576	$1,225,136	$671,068

	Year Ended December 31,
	2006	2005	2004
Fee Income:
Great-West Healthcare:
Group Life & Health	$702,252	$661,738	$647,226
Total Great-West Healthcare	702,252	661,738	647,226
Financial Services:
Retirement Services	293,784	258,064	226,958
Individual Markets	42,780	40,174	37,333
Total Financial Services	336,564	298,238	264,291
Other	4,808	4,723	4,127
Total fee income	$1,043,624	$964,699	$915,644

19.	Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. Options are granted with exercise prices not less than the market price of the shares on the date of the grant. Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options. The Lifeco plan provides for the granting of options with varying terms and vesting requirements. Generally, options under the Lifeco plan vest and become exercisable twenty percent per year commencing on the first anniversary of the grant and expire ten years from the date of grant. As of December 31, 2006 there were 3,118,288 underlying options available for award to employees under the Lifeco plan.

The Company adopted the provisions of SFAS No. 123R on January 1, 2006, applying the modified prospective transition method of adoption; accordingly, the results of prior years have not been restated. Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of APB No. 25 and the related interpretations, as permitted by SFAS No. 123. During the year ended December 31, 2006, the Company recognized $4,525 in its consolidated statement of income related to share-based compensation expense. No share-based compensation cost was recognized in the consolidated statements of income during the years ended December 31, 2005 or 2004 since the stock options granted prior to adoption of SFAS No. 123R had exercise prices equal to the market value of the underlying Lifeco common stock on the date of grant.

Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R will be recognized in earnings rateably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost will be recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R.

The Lifeco plan contains a provision that permits a retiring option holder with unvested stock options on the date of retirement to continue to vest in them post-retirement for a period of up to five years. Upon the retirement of an option holder with unvested options, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time. At December 31, 2006, the Company had $5,665, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through December 2010. The weighted average period over which these costs will be recognized in earnings is 1.9 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees, which are outstanding at December 31, 2006. The options granted relate to stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in U.S. dollars, will fluctuate as a result of exchange rate fluctuations.

	Weighted Average
		Exercise	Remaining
	Shares	Price	Contractual	Aggregate
	Under	(Whole	Term	Intrinsic
	Option	Dollars)	(Years)	Value ¹
Outstanding,
January 1, 2006	6,043,866	$14.04
Granted	-	-
Exercised	(969,763)	10.13
Expired or cancelled	(167,500)	13.92
Outstanding,
December 31, 2006	4,906,603	$14.82	5.1	$69,022

Vested and
expected to vest,
December 31, 2006	4,799,203	$14.67	5.0	$68,243

Exercisable,
December 31, 2006	3,832,603	$12.91	4.3	$61,229

¹

The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2006 and the exercise price of the option multiplied by the number of options.

The following table illustrates the proforma effect on net income for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
Proforma disclosures:	2005	2004
Net income, as reported	$371,555	$326,420
Less: compensation for fair value of stock options,
net of related tax effect	(3,061)	(3,352)
Proforma net income	$368,494	$323,068

As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 were $4,525 and $4,038 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The adoption of SFAS No. 123R did not have an effect on the Company’s cash flow. The cash proceeds from the exercise of stock options are received and retained by Lifeco.

The following table presents other information regarding options under the Lifeco plan during the year ended December 31, 2006.

		Year Ended
		December 31, 2006
Weighted average fair value of options granted	$	N/A
Intrinsic value of options exercised ¹		14,655
Fair value of options vested		5,836

¹

The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

20.	Obligations Relating to Debt and Leases

The Company enters into operating leases primarily for the rental of office space. The following table shows, as of December 31, 2006, scheduled related party debt principal repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2007 through 2011 and thereafter.

			Total
Year Ended	Related Party	Operating	Contractual
December 31,	Notes	Leases	Obligation
2007	$-	$24,152	$24,152
2008	-	25,603	25,603
2009	-	24,352	24,352
2010	-	10,039	10,039
2011	-	2,155	2,155
Thereafter	528,400	931	529,331

21.	Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent upon various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either December 31, 2006 or 2005 and was in compliance with all covenants.

In connection with certain acquisitions, the Company agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. The contingent consideration obligations are not considered contractual obligations and are not accrued for prior to the attainment of the objectives. Any such contingent payments will be considered as additional purchase consideration and will result in an adjustment to the purchase price allocation in the period in which the contingency is resolved.

22.	Subsequent Event

On February 1, 2007, Lifeco announced that it had entered into agreements with Marsh & McLennan Companies, Inc. whereby GWL&A Financial will acquire the asset management business of Putnam Investment Trust (“Putnam”). The transaction is expected to close in the second quarter of 2007.

In connection with the Putnam transaction, the Company plans to terminate the CLAC indemnity reinsurance agreement discussed in Note 4. This termination is expected to occur in the second quarter of 2007 and will result in a reduction of invested assets, cash and reinsurance receivables as well as policy benefit liabilities of approximately $1,948 million.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	As of and for the year ended December 31, 2006
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Deferred
acquisition costs	$-	$451,215	$-	$451,215
Future policy benefits,
losses, claims and
expenses	291,120	18,762,743	221,443	19,275,306
Unearned premiums	59,850	599	-	60,449
Other policy claims and
benefits payable	621,233	458,113	17,875	1,097,221
Premium income	932,349	381,098	125,129	1,438,576
Net investment income	81,330	1,043,049	39,646	1,164,025
Benefits, claims, losses
and settlement
expenses	833,313	1,119,244	115,180	2,067,737
Amortization of
deferred acquisition
costs	-	44,524	-	44,524
Other operating
expenses	669,308	335,947	72,061	1,077,316

	As of and for the year ended December 31, 2005
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Deferred
acquisition costs	$-	$416,815	$-	$416,815
Future policy benefits,
losses, claims and
expenses	302,710	17,703,748	167,391	18,173,849
Unearned premiums	49,435	480	-	49,915
Other policy claims and
benefits payable	588,091	422,347	702	1,011,140
Premium income	678,333	380,135	166,668	1,225,136
Net investment income	67,556	1,006,843	15,681	1,090,080
Benefits, claims, losses
and settlement
expenses	495,343	1,130,801	166,318	1,792,462
Amortization of
deferred acquisition
costs	-	51,306	-	51,306
Other operating
expenses	669,524	297,651	26,255	993,430

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	For the year ended December 31, 2004
	Great-West	Financial
Operations:	Healthcare	Services	Other	Total
Premium income	$261,957	$409,111	$-	$671,068
Net investment income	51,083	992,793	6,026	1,049,902
Benefits, claims, losses
and settlement
expenses	68,466	1,165,498	(351)	1,233,613
Amortization of
deferred acquisition
costs	-	53,846	-	53,846
Other operating
expenses	675,026	280,570	28,712	984,308

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Discloosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate so that timely decisions may be made regarding disclosure.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

10.1	Identification of Directors

		Served as
		Director	Principal Occupation(s)
Director	Age	from	for last Five Years

James Balog	78	1993	Corporate Director
[1,2,4,5,6]

John L. Bernbach [4,5,6]		2006	President, Not Traditional Media, Inc.; previously Partner, Barnet-Bernbach-Cardune, LLC.

Orest T. Dackow	70	1991	Corporate Director
[1,2,4,8]

André Desmarais, O.C.	50	1997	President and Co-Chief Executive Officer,
[1,2,4,6,7,8]			Power Corporation; Deputy Chairman,
			Power Financial Corporation

Paul Desmarais, Jr.,	52	1991	Chairman and Co-Chief Executive Officer,
O.C.			Power Corporation; Chairman, Power
[1,2,4,6,7,8]			Financial Corporation

Robert Gratton	63	1991	Chairman of the Board of the Company;
[1,2,4,6,8]			Chairman of the Board of Power

			Financial Corporation; Chairman of the Boards of Lifeco, Great-West Life, Canada Life and London Life Insurance Company

Kevin P. Kavanagh, C.M.	74	1986	Corporate Director; Chancellor Emeritus,
[1,3,8]			Brandon University

Alain Louvel	61	2006	Corporate Director; previously Head of Risk,
[3]			BNP Paribas

William Mackness	68	1991	Corporate Director
[1,2,5]

William T. McCallum	64	1990	Vice Chairman of the Company
[8]

Raymond L. McFeetors	62	2006	President and Chief Executive Officer of the
[1,2,8]			Company; President and Chief Executive Officer Great-West Life, London Life Assurance
			Company, CLAC and Lifeco

Jerry E.A. Nickerson	70	1994	Chairman of the Board, H.B. Nickerson & Sons
[3,8]			Limited (a management and holding company)

David A. Nield [1,2,8]	68	2003	Corporate Director since July 2003;

R. Jeffrey Orr [1,2,4,6,8]	48	2005	President and Chief Executive Officer, Power Financial Corporation since 2005; previously President and Chief Executive Officer of IGM Financial Inc.

Michel Plessis-Bélair,	64	1991	Vice Chairman and Chief Financial Officer,
F.C.A. [1,2,3,8]			Power Corporation; Executive Vice President
			and Chief Financial Officer, Power Financial
			Corporation

Brian E. Walsh	53	1995	Managing Partner, QVan Capital, LLC
[1,2,3,4,6]			(a merchant banking company)

[1]	Member of the Executive Committee.

[2]	Member of the Investment and Credit Committee.

[3]	Member of the Audit Committee.

[4]	Member of the Compensation Committee.

[5]	Member of the Conduct Review Committee

[6]	Member of the Governance and Nominating Committee

[7]	Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers

[8]	Also a director of Great-West Life.

Unless otherwise indicated, all of the directors have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

Directors are elected annually to serve until the following annual meeting of shareholders.

The following is a list of directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies (other than the Company) registered under the Investment Company Act of 1940.

J. Balog	Transatlantic Holdings, Inc.

P. Desmarais, Jr.	SUEZ
TOTAL S.A.

A. Desmarais	Neurochem Inc.

W.T. McCallum	Maxim Series Fund, Inc.

10.2	Identification of Executive Officers
		Served as
		Executive
		Officer	Principal Occupation(s)
Executive Officer	Age	from	for last Five Years

Raymond L. McFeetors	62	2006	President and Chief Executive Officer of the
President and Chief			Company; President and Chief Executive
Executive Officer			Officer of Great-West Life, London
			Life Insurance Company, CLAC and Lifeco

Mitchell T.G. Graye	51	1997	Executive Vice President and Chief
Executive Vice			Financial Officer of the Company
President and Chief
Financial Officer

Richard F. Rivers	53	2002	Executive Vice-President, Healthcare of the
Executive Vice			Company since August 2002; previously
President, Healthcare			Senior Vice President, PacifiCare Health
			System from August 2002; previously Chief
			Operating Officer, BlueCross/BlueShield
			Georgia

Douglas L. Wooden	50	1991	Executive Vice President, Financial
Executive Vice President,			Services of the Company
Financial Services

George C. Bogdewiecz	55	2006	Senior Vice President, Human Resources
Senior Vice President,			of the Company
Human Resources

Kent. G. Boyer	50	2007	Senior Vice President, Specialty Risk of the
Senior Vice President			Company

Specialty Risk

S. Mark Corbett	47	2001	Senior Vice President, Investments of the
Senior Vice President,			Company
Investments

Glen R. Derback	55	2003	Senior Vice President and Controller of the
Senior Vice President			Company
and Controller

Miles R. Edwards	47	2006	Senior Vice President, FASCore Operations,
Senior Vice President,			of the Company
FASCore Operations

Terry L. Fouts	63	2003	Senior Vice President and Chief Medical
Senior Vice President			Officer of the Company since May 2002;
and Chief Medical			previously National Medical Director for
Officer			Clinical Cost Management, Aetna U.S.
			Healthcare

John R. Gabbert	52	2000	Senior Vice President and Chief Information
Senior Vice President			Officer, Healthcare of the Company
and Chief Information
Officer, Healthcare

Donna A. Goldin	59	1996	Senior Vice President, Healthcare
Senior Vice President,			Operations of the Company
Healthcare Operations

Wayne T. Hoffmann	51	2001	Senior Vice President, Investments of the
Senior Vice President,			Company
Investments

Christopher M. Knackstedt	38	2005	Senior Vice President, Healthcare
Senior Vice President, Healthcare Management			Management of the Company since June 2005; previously Vice President, Healthcare Management of the Company; previously Chief Financial Officer, St. Anthony Hospitals

James L. McCallen	56	2003	Senior Vice President and Actuary of the
Senior Vice President			Company
and Actuary

Graham R. McDonald	60	2003	Senior Vice President, Corporate
Senior Vice President,			Administration
Corporate Administration

Scot A. Miller	48	2006	Senior Vice President, Financial
Senior Vice President,			Services Systems
Financial Services
Systems

Charles P. Nelson	46	1998	Senior Vice President, Retirement Services
Senior Vice President,			of the Company
Retirement Services

Martin Rosenbaum	54	1997	Senior Vice President, Healthcare
Senior Vice President,			Finance of the Company
Healthcare Finance

Gregory E. Seller	53	1999	Senior Vice President, Government
Senior Vice President,			Markets of the Company
Government Markets

Robert K. Shaw	51	1998	Senior Vice President, Individual Markets of
Senior Vice President,			the Company
Individual Markets

Douglas J. Stefanson	51	2003	Senior Vice President, Healthcare
Senior Vice President,			Underwriting of the Company
Healthcare Underwriting

Neil J. Waldron	54	2007	Senior Vice President, Group Health
Senior Vice President,
Group Health

George D. Webb	63	1999	Senior Vice President, P/NP
Senior Vice President,			Operations of the Company
P/NP Operations

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

10.3	Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to its senior financial officers, as well as to other officers and employees. All of the items identified as elements of a “code of ethics” as defined in Securities and Exchange Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code. A copy of the Code is available without charge upon written request to David C. Aspinwall, Chief Compliance Officer, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

10.4	Security Holder Communications

As a wholly-owned subsidiary, the Board of Directors does not have a process for security holders to send communications to the Board of Directors.

10.5	Audit Committee Financial Expert

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

ITEM 11.	EXECUTIVE COMPENSATION
11.1	COMPENSATION DISCUSSION AND ANALYSIS

1.	General

The executive compensation programs adopted by the Company and applied to the executive officers (including the Named Executive Officers) are designed to attract, retain and reward qualified and experienced executives who will contribute to the success of the Company. Executive officers are motivated through the programs to meet annual corporate, divisional, and individual performance goals and to enhance long-term shareholder and policyholder value.

In determining overall compensation, the Company gathers market data in relation to the healthcare and financial services industries. It also considers surveys prepared by external professional compensation consultants such as Tower Perrin, Hewitt, Mercer and McLagan Partners with respect to over forty companies in such industries.

2.	Base Salary and Incentive Bonus
(a)	Determination

The Company’s Compensation Committee determines base salary and annual incentive bonus for the Company’s executive officers, other than the President and Chief Executive Officer. The Compensation Committee provides input and recommends for approval by the Board the base salary for the President and Chief Executive Officer, with respect to services provided to the Company.

The President and Chief Executive Officer participates in the compensation setting process for the other Named Executive Officers by evaluating individual performance, establishing individual performance targets and objectives and recommending salary levels.

(b)	Base Salary

Base salaries for the executive officers are set annually, having regard to the individual's job responsibilities, experience and proven or expected performance.

(c)	Annual Bonus Plan

To relate the compensation of the executive officers to the performance of the Company, the Named Executive Officers (other than the President and Chief Executive Officer) participate in the Company’s annual incentive bonus plan (the “Annual Bonus Plan”), which is an essential part of their compensation. Targets and objectives are set annually, and are comprised of at least the following three elements:

(i)	earnings, expense and sales targets of the Company and/or a division/business unit of the Company; and/or
(ii)	earnings of the Company; and/or
(iii)	specific individual objectives related to strategic initiatives or acquisition related integration and/or synergy achievements.

These targets and objectives are designed to be integrated with the Company’s overall goals and initiatives. They are set high enough to drive performance while still being reasonable in terms of the likelihood of being met if individuals perform to the levels expected by the Company.

Bonus opportunity is expressed as a percentage of base salary and varies by office. The Named Executive Officers (other than the President and Chief Executive Officer), can earn bonuses of up to

75% of base salary if all targets and objectives are met. Bonus amounts are established against each target or objective at the beginning of each year.

For 2006:

(i)	the bonus for the Executive Vice President and Chief Financial Officer was based 100% on Company earnings;
(ii)	the bonus for the Executive Vice President, Financial Services was based 100% on the earnings of the Financial Services Division;
(iii)	the bonus for the Executive Vice President, Healthcare were based 100% on the earnings of the Healthcare Division; and
(iv)

the bonus for the Senior Vice President, Financial Services was based 73% on the earnings of the Financial Services Division and business units within the Financial Services Division, and 27% on sales related targets.

In 2006, all Company and division/business unit earnings targets were met.

(d)	Special Bonuses

From time to time, special bonuses may be provided related to significant projects such as acquisitions. See Footnote (2) to the Summary Compensation Table for a description of a special bonus which was paid to certain Named Executive Officers in 2006.

3.	Stock Options

To provide a long-term component to the executive compensation program, certain officers and employees of the Company participate in the Lifeco Stock Option Plan (the “Lifeco Option Plan”). The granting of options under the Lifeco Option Plan is also an essential part of the compensation of the Named Executive Officers.

While the Company’s Compensation Committee makes recommendations from time to time with respect to the granting of Lifeco options, the Compensation Committee of Lifeco (the “Lifeco Committee”) is responsible for approving the granting of Lifeco options to officers under the Lifeco Option Plan. Lifeco options are not granted on a fixed schedule. Options are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco.

The duties, responsibilities and contributions of participants to the success of the Company, together with market compensation data, are taken into account when the Lifeco Committee determines whether, and how many, new option grants should be made. The granting of options is subject to the terms and conditions contained in the Lifeco Option Plan, and any additional terms and conditions fixed by the Lifeco Committee at the time of the grant. The Lifeco Committee sets the exercise price of the options, but under no circumstances can it be less than the weighted average trading price per Lifeco common share on the Toronto Stock Exchange for the five trading days preceding the date of the grant. Options are either regular options or contingent options. Regular options are granted with specific allotments over a period of time, become exercisable commencing one year after the date of the grant, and expire ten years following the date of the grant. Contingent options do not become exercisable unless and until conditions prescribed by the Lifeco Committee have been satisfied, and generally expire ten years following the date of the grant. In the event of the death of a participant or the termination of a participant’s employment, then the period within which the options may be exercised is generally reduced depending on the circumstances surrounding the death or termination of employment. Options are not assignable by participants otherwise than by will or pursuant to the laws of succession. Lifeco does not provide any financial assistance to participants to facilitate the purchase of common shares under the Lifeco Option Plan. Subject to any regulatory or shareholder approval required by law, the Lifeco Board of Directors may currently amend the Lifeco Option Plan.

The Compensation Committees of the Company and Lifeco believe that long-term incentives in the form of stock options, with delayed vesting provisions, play an important part in aligning the interests of the executive officers with those of the shareholders and in contributing to the achievement of the results that have been attained by the Company.

4.	Pension Benefits
(a)	Defined Benefit Plan

The Company has a qualified defined benefit pension plan (the “Defined Benefit Plan”) which is available to all employees hired before January 1, 1999. See Section 11.7 below for information on the participation of the Named Executive Officers in the Defined Benefit Plan and a description of the terms of the Defined Benefit Plan.

(b)	SERP

To provide market competitive compensation to certain key executives, the Company also has a nonqualified supplemental executive retirement plan (the “SERP”), which provides benefits above the compensation limits applicable to the Defined Benefit Plan. See Section 11.7 below for information on the participation of the Named Executive Officers in the SERP and a description of the terms of the SERP.

(c)	401(k) Plan

All employees, including the Named Executive Officers (other than the President and Chief Executive Officer), may participate in the Company’s qualified defined contribution 401(k) Plan (the “401(k) Plan”). Under the 401(k) Plan, employees may make contributions of between 1% and 50% of base salary, subject to applicable Internal Revenue Service (“IRS”) limits. For employees participating in the Defined Benefit Plan, the Company matches 50% of the first 5% of pre-tax contributions. For employees who do not participate in the Defined Benefit Plan, the Company matches 50% of the first 8% of pre-tax contributions. The 401(k) Plan offers a variety of investment options, including variable funds, collective funds, guaranteed certificate funds, Lifeco common shares (company matching contributions only) and a self-directed investment option.

5.	Nonqualified Deferred Compensation

To provide market competitive compensation to certain key executives, the Company also has a nonqualified executive deferred compensation plan (“EDCP”). See Section 11.8 below for information on the participation of the Named Executive Officers in the EDCP and a description of the terms of the EDCP.

6.	Perquisites Program

The Company has a limited perquisites program in which the Named Executive Officers participate. A perquisites account of up to $5,500 is available to the Named Executive Officers (other than the President and Chief Executive Officer) for reimbursement of expenses such as club dues, employee recognition or other miscellaneous expenses. The President and Chief Executive Officer receives a yearly car lease benefit. Executive Vice Presidents and Senior Vice Presidents receive a fixed car allowance of $800 per month and $600 per month, respectively.

7.	Compensation of the President and Chief Executive Officer

The President and Chief Executive Officer of the Company is also President and Chief Executive Officer of Lifeco and other major operating subsidiaries of Lifeco. In relation to his services to the Company, the Company pays a portion of the President and Chief Executive Officer’s base salary and certain other compensation as set out in the Summary Compensation Table. All other compensation for is paid for by other operating subsidiaries of Lifeco in respect of services provided to them.

Additional information regarding the compensation of the President and Chief Executive Officer can be found in the Management Proxy Circular of Lifeco, dated March 4, 2007.

11.2	COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation and Analysis be included in this Form 10-K.

Compensation Committee Members:

R. Gratton (Chairman)

J. Balog

J.L. Bernbach

O.T. Dackow

A. Desmarais

P. Desmarais, Jr.

R.J. Orr

B.E. Walsh

11.3	COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no inter-relationships as described in the applicable regulation.

11.4	SUMMARY COMPENSATION TABLE

The following table sets out compensation paid by the Company to the individuals who were, at December 31, 2006, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)(9)	Total ($)
Raymond L. McFeetors, President and Chief Executive Officer (1)	2006	532,984	-	-	-	-	141,992	674,976
Mitchell T. G. Graye, Executive Vice President and Chief Financial Officer	2006	640,000	-	403,920	480,000	317,835 (5)	19,825	1,861,580
Douglas L. Wooden, Executive Vice President, Financial Services	2006	640,000	100,000 (2)	291,760	480,000	274,190 (6)	20,100	1,806,050
Richard F. Rivers, Executive Vice President, Healthcare	2006	630,000	-	355,200	472,500	141,160 (7)	22,350	1,621,210
Charles P. Nelson, Senior Vice President, Retirement Services	2006	440,000	100,000 (2)	172,560	319,390	220,748 (8)	17,845	1,270,543

(1) Mr. McFeetors became President and Chief Executive Officer of the Company on January 1, 2006. See Section 11.1(7) above for additional information regarding Mr. McFeetors’ compensation.

(2) In 2006, the Company acquired a block of defined contribution business. These were special bonuses paid with respect to this acquisition.

(3) These are all Lifeco options granted under the Lifeco Option Plan. The amount reflected is the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R in 2006 (without regard to the estimate of forfeitures related to service based vesting conditions), with respect to all options granted to the Named Executive Officers. For further information, see Footnote 19 to the Company’s December 31, 2006 Financial Statements contained in Item 8 of this Form 10-K.

(4)         These are bonuses earned under the Annual Bonus Plan for 2006, which amounts were paid in March 2007.

(5) Mr. Graye had a change in accumulated benefit under the Defined Benefit Plan of $27,012 and a change in accumulated benefit under the SERP of $290,823.

(6) Mr. Wooden had a change in accumulated benefit under the Defined Benefit Plan of $33,709 and a change in accumulated benefit under the SERP of $240,481.

(7) Mr. Rivers had a change in accumulated benefit under the SERP of $141,160.

(8) Mr. Nelson had a change in accumulated benefit under the Defined Benefit Plan of $46,463 and a change in accumulated benefit under the SERP of $174,285.

(9) Under All Other Compensation, Mr. McFeetors received a car lease benefit in the amount of $9,731. The Company also owns a house in Greenwood Village, Colorado for use by Mr. McFeetors. The Company purchased the house for cash. The cost to the Company for the house in 2006 was $113,458. This was determined by calculating a lost investment return on the money used to purchase the house equal to the 30-year agency mortgage backed security rate of 6% in effect on January 24, 2006, the purchase date, prorated from January 24, 2006 to December 31, 2006. Mr. McFeetors also received a benefit of $18,803 in respect of directors’ meeting fees (see Section 11.9 below for further information on these fees). The following table contains a breakdown of the compensation included as All Other Compensation for the remaining Named Executive Officers.

Name	Car Allowance ($)	Perquisites Account Program ($)	401(k) Plan Employer Contribution ($)	Total ($)
M.T.G. Graye	9,600	4,725	5,500	19,825
D.L. Wooden	9,600	5,000	5,500	20,100
R.F. Rivers	9,600	5,250	7,500	22,350
C.P. Nelson	7,200	5,145	5,500	17,845

11.5	GRANTS OF PLAN-BASED AWARDS FOR 2006

The following table sets out information with respect to grants to the Named Executive Officers (other than the President and Chief Executive Officer) under the Annual Bonus Plan.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($)	Target($)	Maximum ($)
M. T. G. Graye	0	480,000	480,000
D. L. Wooden	0	480,000	480,000
R.F. Rivers	0	472,500	472,500
C.P. Nelson	0	330,000	330,000

See Section 11.1(2)(c) for a description of the terms of the Annual Bonus Plan.

11.6	OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END

The following table sets out Lifeco options held by the Named Executive Officers (other than the President and Chief Executive Officer) as of December 31, 2006. Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the year end Bank of Canada noon rate of 1/1.17 (the “Market Rate”).

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
M.T.G. Graye	36,000	-	8.65	1/27/08
	250,002	-	9.52	4/26/10
	80,000	-	20.51	4/25/11
	100,000	-	16.60	7/9/13
	56,000	224,000(1)	25.50	12/13/15
D.L. Wooden	277,400	-	6.94	6/26/07
	395,502	-	9.52	4/26/10
	100,000	-	16.60	7/9/13
	56,000	224,000(1)	25.50	12/13/15
R.F. Rivers	192,000	48,000(2)	14.70	7/29/12
C.P. Nelson	120,000	-	14.65	12/3/11

(1) 56,000 of these options vest on each of December 14, 2007, 2008, 2009 and 2010.

(2) These options vest on July 30, 2007.

11.7	PENSION BENEFITS FOR 2006

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers (other than the President and Chief Executive Officer) in the Defined Benefit Plan and the SERP. See Footnote 16 to the Company’s December 31, 2006 Financial Statements (contained in Item 8 of this Form 10-K) for a discussion of the valuation methods and assumptions related to these plans.

Name	Plan Name	Number of Years of Credited Services (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M.T.G. Graye	Defined Benefit Plan	14	197,816	-
	SERP	14	1,434,103	-
D.L. Wooden	Defined Benefit Plan	16	273,663	-
	SERP	16	1,506,201	-
R.F. Rivers	Defined Benefit Plan	-	-	-
	SERP	4	398,928	-
C.P. Nelson	Defined Benefit Plan	24	423,653	-
	SERP	24	915,864	-

2.	Narrative Description of Pension Plans

(a)	Defined Benefit Plan

The Defined Benefit Plan is designed to provide regular income at retirement to eligible employees. In general, an eligible employee is any employee hired prior to January 1, 1999. Participants in the Defined Benefit Plan are entitled to benefits at age 65 if they have 5 or more years of service. The benefit formula for participants hired before January 1, 1992 is 1.5% for each of the first 30 years of service multiplied by the participant’s average annual compensation, plus 0.5% for each of the next 5 years of service multiplied by the participant’s average annual compensation, plus 0.5% for each year of service to retirement up to a maximum of 35 years multiplied by the participant’s average annual compensation minus the covered compensation amount (as determined by the IRS). If a participant made required or voluntary contributions to the Defined Benefit Plan prior to July 1, 1979, the participant’s benefit is increased to reflect these contributions and interest accrued thereon, so long as the employee contributions plus interest have not been withdrawn in a lump sum. The benefit formula for participants hired on and after January 1, 1992 is 1.0% for each of the first 30 years of service multiplied by the participant’s average annual compensation, plus 0.5% for each of the next 5 years of service multiplied by the participant’s average annual compensation, plus 0.5% for each year of service to retirement up to a maximum of 35 years multiplied by the participant’s average annual compensation minus the covered compensation amount (as determined by the IRS).

Participants who have terminated service prior to age 65 and who have at least 5 years of service may begin receiving benefits as early as age 55. Benefits that begin prior to age 65 are reduced by approximately 5% for each year prior to age 65. Benefits are not offset by social security benefits but are reduced by any amounts received under the Company’s long-term disability plan. The normal form of benefit for a married participant is a joint and survivor annuity. The normal form of benefit for an unmarried participant is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis.

(b)	SERP

The SERP is designed to provide retirement benefits to certain key executive officers who are subject to qualified pension plan compensation limits. At the Company’s discretion, executive officers may be designated to participate in the SERP. Participants in the SERP are entitled to benefits at age 62 if they have 15 or more years of service. The benefit is equal to 60% of final average compensation if the participant has 30 years of service. The benefit is prorated for less than 30 years of service. Final average compensation is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary and bonuses prior to any deferrals. Benefits are offset by benefits under the Defined Benefit Plan and 50% of social security benefits payable at retirement. Participants who retire between age 57 and before age 62 with 15 or more years of service will receive a reduction in benefit. This early retirement benefit reduction is calculated by reducing the bonus used in determining final average compensation by 5/6% for each month prior to age 62 and reducing the years of service factor by 5/12% for each month prior to age 62. Participants who separate from service prior to age 57 with 15 or more years of service will also receive a reduction in benefit. This termination benefit is calculated by reducing the years of service factor by the appropriate early retirement factor in the Defined Benefit Plan at age 62. The normal form of benefit is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis.

11.8	NONQUALIFIED DEFERRED COMPENSATION FOR 2006

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers (other than the President and Chief Executive Officer) in the EDCP.

Name	Executive Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE($)
D.L. Wooden	-	154,045	-	2,456,947
R.F. Rivers	216,022(1)	42,847	-	766,967
C.P. Nelson	-	18,629	-	297,126

(1)	This amount is included in the Salary column of the Summary Compensation Table.

2.	Narrative Description of Executive Deferred Compensation Plan

At the Company’s discretion, executive officers may be designated to participate in the EDCP. Under the EDCP, a participant may defer between 5% and 90% of base salary and bonus. Participant deferrals earn an interest rate equal to the Moody’s Average Annual Corporate Bond Index rate plus .45% for actively employed participants and fixed rates ranging from 6.41% to 8.3% for retired participants. Amounts deferred under the EDCP and the earnings theron are distributed to a participant upon termination of employment, if not distributed earlier. The amounts are generally paid in either a lump sum or installments over 3,5,10 or 15 years at the election of the participant. Following a change in control of the Company, the Board of Directors may terminate the Plan in its discretion and pay all amounts due under the EDCP to participants. Certain payment following termination of employment after a change in control may be delayed to comply with requirements under the Internal Revenue Code.

11.9	COMPENSATION OF DIRECTORS FOR 2006

1.	Table

The following sets out compensation paid by the Company in 2006 to the Directors identified in part 10.1 of this Form 10-K, and J.W. Burns, who ceased to be a Director of the Company on July 31, 2006.

Name	Fees Earned Or Paid In Cash($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Balog	53,883	45,000	156	99,039
J.W. Burns	5,128	-	-	5,128
J.L. Bernbach	18,942	22,500	78	41,520
O.T. Dackow	53,883	-	156	54,039
A. Desmarais	20,513	-	-	20,513
P. Desmarais, Jr.	17,094	-	-	17,094
R. Gratton	60,684	-	-	60,684
K.P. Kavanagh	18,803	-	-	18,803
A. Louvel	21,761	18,832	65	40,658
W. Mackness	46,054	38,462	133	84,649
W.T. McCallum	275,216	-	156	275,372
R.L. McFeetors	18,803	-	-	18,803
J.E.A. Nickerson	15,385	-	-	15,385
D.A. Nield	18,803	-	-	18,803
R.J. Orr	22,222	-	-	22,222
M. Plessis-Bélair	23,932	-	-	23,932
B.E. Walsh	64,883	45,000	156	110,039

(1) These amounts are cash payments and contributions made under the voluntary component of the Great-West Life U.S. Resident Director Deferred Share Unit Plan (“U.S. DSUP”) or the Great-West Life Canadian Resident Deferred Share Unit Plan (“Canadian DSUP”), as applicable. Director fees are paid in the currency of the country of residence of the Director. Amounts paid or contributed in Canadian dollars have been translated to U.S. dollars at the Market Rate.

(2) These amounts represent contributions made by the Company under the mandatory component of the U.S. DSUP or Canadian DSUP, as applicable. Contributions made in Canadian dollars have been translated to U.S. dollars at the Market Rate.

(3) Life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan. Premiums paid in Canadian dollars have been translated to U.S. dollars at the Market Rate.

2.	Narrative Description of Directors Compensation

For each Director of the Company who is not also a Director of Great-West Life, the Company pays an annual retainer fee in the amount of $75,000, $45,000 of which is paid in Deferred Share Units of Lifeco (“Deferred Share Units”) under the U.S. DSUP or Canadian DSUP, as applicable. A Director serving on the Audit Committee who is not also a Director of Great-West Life receives an additional retainer fee in the amount of $3,000. The Company pays all Directors a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended. Mr. Gratton, as the Chairman of the Executive Committee, receives an annual fee in the amount of $25,000 and as Chairman of the Investment Committee, receives an annual fee in the amount of $20,000. Mr. McCallum receives an annual fee of $400,000 as Vice-Chairman of the Board. At their option, in lieu of cash payments, Directors may receive additional Deferred Share Units under the U.S. DSUP or Canadian DSUP, as applicable.

Each Director who is not also a Director of Great-West Life receives $45,000 of his annual retainer fee in the form of Deferred Share Units under the mandatory component of the U.S. DSUP or Canadian DSUP, as applicable. Each Director who is not also a Director of Great-West Life may elect to receive the remainder of his annual retainer fee and meeting fees entirely in the form of Deferred Share Units, entirely in cash, or equally in cash and Deferred Share Units. Each Director who is also a Director of Great-West Life may elect to receive his meeting fees entirely in the form of Deferred Share Units entirely in cash, or equally in cash and Deferred Share Units. Under both the mandatory and voluntary components, the number of Deferred Share Units granted is determined by dividing the amount of remuneration payable to the Director by the weighted average Canadian dollar trading price per Lifeco common share on the Toronto Stock Exchange for the last five trading days of the preceding fiscal quarter (such weighted average trading price being the “value of a Deferred Share Unit”). Directors receive additional Deferred Share Units in respect of dividends payable on the common shares based on the value of a Deferred Share Unit at that time. Deferred Share Units are redeemable at the time that an individual ceases to be a Director by a lump sum cash payment, based on the value of the Deferred Share Units on the date of redemption. This amount is fully taxable as income in the year in which it is received.

The following are the number of Deferred Share Units held by the Directors, as of December 31, 2006, with respect to contributions made by the Company.

Name	Deferred Share Units
J. Balog	30,098
J.W. Burns	-
J.L. Bernbach	815
O.T. Dackow	4,328
A. Desmarais	6,003
P. Desmarais, Jr.	-
R. Gratton	12,094
K.P. Kavanagh	-
A. Louvel	677
W. Mackness	4,418
W.T. McCallum	-
R.L. McFeetors	754
J.E.A. Nickerson	-
D.A. Nield	-
R.J. Orr	1,729
M. Plessis-Bélair	-
B.E. Walsh	17,771

Item 12.	Security Ownership of Certain Beneficial Owners and Management

12.1	Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of March 1, 2007, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(5)

70.5% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(6)	66.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(7)	100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(8)	100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(9)

Mr. Paul Desmarais, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, directly and through a group of private holding companies which he controls, has voting control of Power Corporation of Canada.

As a result of the chain of ownership described in paragraphs (1) through (9) above, each of the entities and persons listed in paragraphs (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a “beneficial owner” of 100% of the outstanding voting securities of the Company.

12.2	Security Ownership of Management

The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2007, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. [1]	Power Financial Corporation [2]	Power Corporation of Canada [3]
J. Balog	---	---	---
J.L. Bernbach	---	---	---
O.T. Dackow	137,284	---	---
A. Desmarais	103,318	43,200	814,795 3,240,000 options
P. Desmarais, Jr.	87,318	---	23,795 2,550,000 options
R. Gratton	664,992	11,180,000 5,000,000 options	41,237
K.P. Kavanagh	20,140 4,000 Preferred (Series D)	---	---
A. Louvel	---	---	---
W. Mackness	13,011	---	---
W.T. McCallum	79,319	---	---
R.L. McFeetors	1,296,654 2,936,000 options	170,500	---
J.E.A. Nickerson	5,000	12,082	19,961
D.A. Nield	62,000 2,777 Preferred (Series E) 38,553 Preferred (Series F)	---	---
R.J. Orr	20,000	200,400 403,000 options	20,000
M. Plessis-Bélair	40,000	6,000	159,747 270,000 options
B.E. Walsh	15,567	---	---

Named Executive Officers	Great-West Lifeco Inc. [1]	Power Financial Corporation [2]	Power Corporation of Canada [3]
R.L. McFeetors	1,296,654 2,936,000 options	170,500	---
M.T.G. Graye	4,587 522,002 options	75,000	---
D.L. Wooden	183,700 778,902 options	226,000	---
R.F. Rivers	240,000 192,000 options	---	---
C.P. Nelson	18,582 120,000 options	---	---

Directors and Executive Officers as a Group	Great-West Lifeco Inc. [1]	Power Financial Corporation [2]	Power Corporation of Canada [3]
	2,751,472 4,548,904 options 4,000 Preferred (Series D) 2,777 Preferred (Series E) 38,553 Preferred (Series F)	11,913,182 5,403,000 options	1,079,535 6,060,000 options

[1]	All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares of Great-West Lifeco Inc.

[2]	All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

[3]	All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

The number of common shares and exercisable options for common shares of Power Financial Corporation held by Robert Gratton represents 2.2% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.4% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by André Desmarais represents 1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.9% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

Item 13.	Transactions with Related Persons, Promoters and Certain Control Persons

(a) There are no transactions to report.

(b) The Company’s Board of Directors has a Conduct Review Committee which acts pursuant to a written Charter and procedures (together, the “procedures”). Messrs. Balog, Bernbach and Mackness serve on the Conduct Review Committee.

The Conduct Review Committee, in accordance with the procedures, considers and approves transactions between the Company or its subsidiaries and (i) the directors and senior officers of the Company or its affiliates, including their spouses and minor children; (ii) its affiliates; and (iii) companies controlled by a director or senior officer of the Company or its affiliates, or their spouses or minor children. Control and affiliation is defined as a 10% voting interest or 25% ownership interest, but does not include subsidiaries of the Company.

Among other criteria, the Conduct Review Committee considers whether such transactions were on market terms and conditions, including interest rates and fees, as those prevailing at the time for comparable transactions with third parties. Such review also considers the Company’s established conflict of interest guidelines with respect to the transaction, as set forth in the Company’s Code.

There were no reportable related party transactions during the Registrant’s most recently completed fiscal year, following the establishment of the Conduct Review Committee, where the aforementioned procedures did not require review, approval or ratification or where the procedures were not followed.

Item 14.	Principal Accounting Fees and Services

14.1	Principal Accounting Fees

For the years ended December 31, 2006 and 2005, professional services were performed by Deloitte & Touche LLP (“D&T”). The total fees for these services were $5,460,269 and $4,239,605 for the years ended December 31, 2006 and 2005, respectively, and were composed of the following:

Audit Fees

The aggregate fees billed for the audit of the Company’s and its subsidiaries' annual financial statements for the fiscal years ended December 31, 2006 and 2005, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $4,669,478 and $3,527,000, respectively.

Audit Related Fees

The aggregate fees billed for audit related services for the fiscal years ended December 31, 2006 and 2005 were $569,352 and $374,200, respectively. These services included “SAS 70” internal control reports and audits of the Company’s employee benefit plans.

Tax Fees

The aggregate fees billed for tax services for the fiscal years ended December 31, 2006 and 2005 were $207,123 and $217,815, respectively. These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All Other Fees

The aggregate fees for services not included above were $14,316 and $120,590, respectively, for the years ended December 31, 2006 and 2005, respectively.

14.2	Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T. Each year, the Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements. The amount of hours expended on D&T’s audit of the Company’s financial statements for 2006 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The documents identified below are filed as a part of this report:

15.1	Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004	53

Consolidated Balance Sheets as of December 31, 2006 and 2005	54

Consolidated Statements of Income for the Years Ended	56
December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholder’s Equity for the Years Ended	57
December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended	58
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the Years Ended	60
December 31, 2006, 2005 and 2004

Schedule III – Supplemental Insurance Information	107

All other schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

15.2	Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life
& Annuity Insurance Company

Filed as Exhibit 3(i) to Registrant’s Form 10-K
for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity
Insurance Company

Filed as Exhibit 3(ii) to Registrant’s Form 10-K
for the year ended December 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan

Filed as Exhibit 10.2 to Registrant’s Form 10-K
for the year ended December 31, 1997 and
incorporated herein by reference.

Description of amendment to the Great-West
Lifeco Inc. Stock Option Plan

Filed as Exhibit 10.2 to Registrant’s Form 10-K
for the year ended December 31, 2001 and

incorporated herein by reference.

10.2	Supplemental Executive Retirement Plan
Filed as Exhibit 10.3 to Registrant’s Form 10-K
for the year ended December 31, 1997 and
incorporated herein by reference.
Amendment No. 3 to Supplemental Executive
Retirement Plan. Filed as Exhibit 10.3 to
Registrant's Form 10-K for the year ended
December 31, 2000 and incorporated herein
by reference.

10.3	Executive Deferred Compensation Plan
Filed as Exhibit 10.4 to Registrant’s Form 10-K
for the year ended December 31, 1997 and
incorporated herein by reference.

10.4	Deferred Share Unit Plan.

Filed as Exhibit 10.5 to Registrant’s Form 10-K
for the year ended December 31, 2001 and
incorporated herein by reference.

10.5	Executive Long Term Disability Plan.

Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.6	Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

21	Subsidiaries of Great-West Life & Annuity
Insurance Company filed herewith.

24	Directors’ Powers of Attorney

Directors’ Powers of Attorney filed as Exhibit 24
to Registrant’s Form 10-K for the year ended
December 31, 1996, Exhibit 24 to
Registrant’s Form 10-K for the year ended

December 31, 1997, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2003, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2005, and Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

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
Raymond L. McFeetors, President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Raymond L. McFeetors	April 2, 2007
Raymond L. McFeetors
President and Chief Executive Officer and a Director

/s/	Mitchell T.G. Graye	April 2, 2007
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

/s/	Glen R. Derback	April 2, 2007
Glen R. Derback
Senior Vice President and Controller

/s/	James Balog*	April 2, 2007
James Balog, Director

/s/	John L. Bernbach*	April 2, 2007
John L. Bernbach, Director

/s/	Orest T. Dackow*	April 2, 2007
Orest T. Dackow, Director

/s/	André Desmarais*	April 2, 2007
André Desmarais, Director

/s/	Paul Desmarais, Jr.*	April 2, 2007
Paul Desmarais, Jr., Director

/s/	Robert Gratton*	April 2, 2007
Robert Gratton, Chairman of the Board

/s/	Kevin P. Kavanagh*	April 2, 2007
Kevin P. Kavanagh, Director

/s/	Alain Louvel*	April 2, 2007
Alain Louvel, Director

/s/	William Mackness*	April 2, 2007
William Mackness, Director

/s/	William T. McCallum*	April 2, 2007
William T. McCallum, Director

/s/	Jerry E.A. Nickerson*	April 2, 2007
Jerry E.A. Nickerson, Director

/s/	David A. Nield*	April 2, 2007
David A. Nield, Director

/s/	R. Jeffrey. Orr*	April 2, 2007
R. Jeffrey. Orr, Director

/s/	Michel Plessis-Bélair*	April 2, 2007
Michel Plessis-Bélair, Director

/s/	Brian E.Walsh*	April 2, 2007
Brian E. Walsh, Director

*By:/s/	Glen R. Derback	April 2, 2007
Glen R. Derback
Attorney-in-fact pursuant to filed Power of Attorney