Form 10-Q
period 2007-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2007-05-15
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2of the Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No ☒

As of May 1, 2007, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:     This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

		Page
Part I	Financial Information	3.

	Item 1 Financial Statements	3.

	Condensed Consolidated Balance Sheets (Unaudited)	3.

	Condensed Consolidated Statements of Income (Unaudited)	5.

	Condensed Consolidated Statements of Stockholder’s Equity (Unaudited)	6.

	Condensed Consolidated Statements of Cash Flows (Unaudited)	7.

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9.

	Item 2 Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19.

	Item 3 Quantitative and Qualitative Disclosures About Market Risk	32.

	Item 4 Controls and Procedures	33.

Part II	Other Information	33.

	Item 1 Legal Proceedings	33.

	Item 1A Risk Factors	33.

	Item 6 Exhibits	33.

	Signature	33.

Part I       Financial Information

Item 1. Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost $15,477,138 and $15,546,700)	$15,467,468	$15,486,655
Equity investments available-for-sale, at fair value (cost $361,598 and $363,067)	371,724	373,460
Mortgage loans on real estate (net of allowances of $15,661 and $15,661)	1,314,680	1,338,193
Policy loans	3,810,804	3,797,649
Short-term investments, available-for-sale (cost approximates fair value)	758,914	1,056,705
Other investments	4,352	4,413
Total investments	21,727,942	22,057,075

Other assets:
Cash	85,755	33,572
Reinsurance receivable:
Related party	518,799	531,389
Other	254,974	258,355
Deferred acquisition costs and value of business acquired	474,037	505,134
Investment income due and accrued	168,072	161,146
Receivables related to uninsured accident and health plan claims (net of allowances of $13,588 and $14,299)	162,487	150,854
Premiums in course of collection (net of allowances of $4,176 and $4,351)	101,066	107,874
Deferred income taxes	235,611	173,059
Collateral under securities lending agreements	222,880	382,423
Due from parent and affiliates	1,299	10,650
Goodwill	145,242	146,030
Other intangible assets	47,037	47,112
Other assets	736,734	627,207
Separate account assets	16,811,326	16,289,974
Total assets	$41,693,261	$41,481,854

See notes to condensed consolidated financial statements	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2007	2006
Liabilities and Stockholder’s Equity
Policy Benefit Liabilities:
Policy reserves:
Related party	$4,554,949	$4,639,829
Other	14,783,362	14,695,926
Policy and contract claims	398,891	413,022
Policyholders’ funds	391,133	386,301
Provision for policyholders’ dividends	110,492	109,700
Undistributed earnings on participating business	194,857	188,198
Total policy benefit liabilities	20,433,684	20,432,976

General Liabilities:
Due to parent and affiliates	563,078	547,951
Repurchase agreements	399,063	763,779
Commercial paper	88,600	95,020
Payable under securities lending agreements	222,880	382,423
Other liabilities	967,160	840,776
Separate Account Liabilities	16,811,326	16,289,974
Total Liabilities	39,485,791	39,352,899

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized; none issued and outstanding	—	—
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	741,588	737,857
Accumulated other comprehensive income (loss)	(34,041)	(46,537)
Retained earnings	1,492,891	1,430,603
Total Stockholder’s Equity	2,207,470	2,128,955
Total Liabilities and Stockholder’s Equity	$41,693,261	$41,481,854

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2007 and 2006

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Premium income:
Related party (net of premiums ceded of $58,199 and $427)	$5,790	$69,487
Other (net of premiums ceded of $7,653 and $9,625)	324,134	298,462
Fee income	296,342	257,530
Net investment income	305,926	265,723
Net realized gains (losses) on investments	8,193	(8,635)
Total revenues	940,385	882,567
Benefits and Expenses:
Life and other policy benefits (net of reinsurance recoveries
of $59,572 and $19,818)	322,758	327,729
Increase (decrease) in reserves:
Related party	10,037	11,960
Other	(46,132)	30,372
Interest paid or credited to contractholders	124,813	113,298
Provision for policyholders’ share of earnings on participating
business	5,038	2,613
Dividends to policyholders	36,578	30,979
Total benefits	453,092	516,951
General insurance expenses	266,397	233,693
Amortization of deferred acquisition costs and value
of business acquired	36,347	8,694
Interest expense	10,501	4,667
Total benefits and expenses	766,337	764,005
Income Before Income Taxes	174,048	118,562

Provision for Income Taxes:
Current	38,957	25,067
Deferred	21,600	13,112
Total income taxes	60,557	38,179
Net Income	$113,491	$80,383

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2006 and Three Months Ended March 31, 2007

(In Thousands)

(Unaudited)

			Accumulated Other
			Comprehensive Income (Loss)
			Unrealized	Minimum
		Additional	Gains	Pension
	Common	Paid-in	(Losses) on	Liability	Retained
	Stock	Capital	Securities	Adjustment	Earnings	Total
Balances, January 1, 2006	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income					337,202	337,202
Other comprehensive income (loss):
Net change in unrealized losses			(23,974)			(23,974)
Minimum pension liability adjustment				989		989
Total comprehensive income (loss)						314,217
Impact of adoption of SFAS No.158				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution - stock-based compensation		4,525				4,525
Income tax benefit on stock compensation		4,631				4,631
Balances, December31, 2006	$7,032	$737,857	$(15,708)	$(30,829)	$1,430,603	$2,128,955
Net income					113,491	113,491
Other comprehensive income (loss):
Net change in unrealized losses			12,245			12,245
Minimum pension liability adjustment				133		133
Total comprehensive income (loss)						125,869
Impact of adoption of SFAS No.155			118		(3)	115
Impact of adoption of FIN No.48					(6,195)	(6,195)
Dividends					(45,005)	(45,005)
Capital contribution - stock-based compensation		757				757
Income tax benefit on stock-based compensation		2,974				2,974
Balances, March 31, 2007	$7,032	$741,588	$(3,345)	$(30,696)	$1,492,891	$2,207,470

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$113,491	$80,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Earnings allocated to participating policyholders	5,038	2,613
Amortization of premiums and (discounts) on investments	(16,679)	(12,085)
Net realized (gains) losses on investments	(8,193)	8,635
Depreciation and amortization	45,462	15,337
Deferral of acquisition costs	(18,512)	(13,403)
Deferred income taxes	21,600	13,112
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	19,549	4,434
Reinsurance receivable	15,971	40,008
Accrued interest and other receivables	(11,751)	(20,083)
Other, net	(93,335)	(28,831)
Net cash provided by operating activities	72,641	90,120

Investing Activities:
Proceeds from sales, maturities, and redemptions of investments:

Fixed maturities available-for-sale	1,570,944	1,744,699
Mortgage loans on real estate	54,016	58,803
Equity investments	13,290	30,957
Purchases of investments:
Fixed maturities available-for-sale	(1,838,021)	(1,689,805)
Mortgage loans on real estate	(31,853)	(42,756)
Equity investments	(11,503)	(31,071)
Net change in short-term investments	660,101	69,377
Change in repurchase agreements	(364,716)	99,232
Other, net	12,019	(75,156)
Net cash provided by investing activities	$64,277	$164,280

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
Financing Activities:	2007	2006
Contract deposits	$354,213	$208,403
Contract withdrawals	(404,382)	(394,795)
Change in due to parent and affiliates	24,478	(3,712)
Dividends paid	(45,005)	(40,992)
Change in bank overdrafts	(7,619)	21,654
Net commercial paper borrowings (repayments)	(6,420)	(963)
Net cash used in financing activities	(84,735)	(210,405)

Net increase in cash	52,183	43,995
Cash, beginning of period	33,572	57,903
Cash, end of period	$85,755	$101,898

Supplemental Disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$11,352	$26,676
Interest	1,230	1,075

Non-cash investing and financing transactions during the period:
Share-based compensation expense	$757	$1,315

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturity investments, employee benefits plan obligations and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Reclassifications have been made to the 2006 condensed consolidated financial statements to conform to the 2007 presentation. The changes in presentation to the condensed consolidated statements of cash flows relate to the cash flows from sales and purchases of repurchase agreement assets which in 2007 are presented in net change in short-term investments and in 2006 were presented on a gross basis in proceeds from sales of fixed maturities and in purchases of fixed maturities, and to the reclassification of the change in repurchase agreement borrowings from financing activities to investing activities. Reclassifications were also made in the 2006 condensed consolidated statements of income regarding the presentation of general insurance expense, amortization of deferred acquisition costs and interest expense. The reclassifications had no effect on previously reported net income and were done in order to further enhance the readers’ understanding of the Company’s condensed consolidated financial statements.

2.	New Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The adoption of SOP 05-1 did not have a material effect on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 increased stockholder’s equity by $115.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 decreased stockholder’s equity by $6,195 primarily as a result of additional interest from timing differences.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. The adoption of SFAS No. 158 did not affect the results of operations for the year ended December 31, 2006, and will not affect the Company’s results of operations in future periods. For fiscal years ending after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company is evaluating the impact that the adoption of the measurement date provision of SFAS No. 158 will have on its consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB No. 108. The Company adopted SAB No. 108 on December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial position.

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

On February 1, 2007, the Company entered into a reinsurance agreement with an affiliate, London Life International Reinsurance Corporation (“LLIRC”), to cede 50% of direct written stop loss and excess loss health insurance business on a coinsurance with funds withheld basis.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three-month periods ended March 31, 2007 and 2006, these purchases totaled $25,763 and $27,137, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $375,281 and $356,992 at March 31, 2007 and December 31, 2006,respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

4.	Impairment of Fixed Maturity and Equity Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All securities with gross unrealized losses at the condensed balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

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

Unrealized losses on fixed maturity and equity investments

The following tables summarize unrealized investment losses by class of investment at March 31, 2007 and December 31, 2006. The Company considers these investments to be only temporarily impaired.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

	March 31, 2007
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities:	fair value	loss	fair value	loss	fair value	Loss
U.S. government direct obligations and U.S. agencies	$763,923	$3,433	$975,051	$16,635	$1,738,974	$20,068
Obligations of U.S. states and their sub-divisions	137,832	4,566	536,002	13,896	673,834	18,462
Foreign governments	623	3	2,253	85	2,876	88
Corporate debt securities	671,650	12,060	2,387,008	66,278	3,058,658	78,338
Mortgage-backed and asset-backed securities	767,126	8,650	2,203,368	55,700	2,970,494	64,350
Total fixed maturities	$2,341,154	$28,712	$6,103,682	$152,594	$8,444,836	$181,306
Equity investments	$2,163	$194	$2	$2	$2,165	$196

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities:	fair value	loss	fair value	Loss	fair value	Loss
U.S. government direct obligations and U.S. agencies	$1,543,431	$8,907	$986,022	$21,734	$2,529,453	$30,641
Obligations of U.S. states and their sub-divisions	279,895	6,251	456,157	16,532	736,052	22,783
Foreign governments	1,217	7	13,242	125	14,459	132
Corporate debt securities	1,157,847	15,972	2,159,779	74,447	3,317,626	90,419
Mortgage-backed and asset-backed securities	724,267	7,782	2,091,923	62,867	2,816,190	70,649
Total fixed maturities	$3,706,657	$38,919	$5,707,123	$175,705	$9,413,780	$214,624
Equity investments	$309	$1	$79	$4	$388	$5

Fixed maturity investments - At March 31, 2007 and December 31, 2006, there were 624 and 980 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $2,341,154 and $3,706,657, respectively, and unrealized losses in the amounts of $28,712 and $38,919, respectively. At March 31, 2007 and December 31, 2006, less than 1% of these securities were rated non-investment grade. At March 31, 2007 and December 31, 2006, there were 1,684 and 1,456 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $6,103,682 and $5,707,123, respectively, and unrealized losses in the amounts of $152,594 and $175,705, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

U.S. Government direct obligations and U.S. agencies, obligations of U.S. states and their subdivisions and foreign governments - The unrealized losses on the Company’s investments in U.S. Government direct obligations and U.S. agencies, obligations of U.S. States and their subdivisions, and foreign governments as of March 31, 2007 and December 31, 2006 were caused by market interest rate increases since the securities were acquired. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investments. All of these investments are rated “A” and above. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Corporate debt securities - At March 31, 2007 and December 31, 2006, there were 88 and 139 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $671,650 and $1,157,847, respectively, and unrealized losses in the amounts of $12,060 and $15,972, respectively. At March 31, 2007 and December 31, 2006, there were 335 and 324 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $2,387,008 and $2,159,779, respectively, and unrealized losses in the amounts of $66,278 and $74,447, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

In the automobile related industry, one security has been in a loss position for less than twelve months with an unrealized loss of in the amount of $8. Seven securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $3,014. Based on the Company’s analysis of the liquidity of the issuers in these investments, the Company considers the remaining principal to be fully recoverable under the contractual terms of the investments.

In the electric/utilities industry, there were 30 securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $4,609. Seventy-five securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $12,659. Less than $1,500 of unrealized losses in this industry were related to a decrease in credit quality, however, the fair value of the securities is not significantly below cost.

In the oil and gas industry, there were seven securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $837. There were 25 securities that have been in a loss position for twelve months or longer with unrealized losses in the amount of $4,447. Approximately $800 of unrealized losses in this industry were related to a decrease in credit quality, however, the fair value of the securities is not significantly below cost.

The telephone and telecommunications industry has five securities that have been in a loss position for less than twelve months with unrealized losses in the amount of $549 and eighteen securities that have been in a loss position for twelve months or longer with unrealized losses in the amount of $6,699. None of these unrealized losses in these industries were related to a decrease in credit quality.

The Company has investments in Canadian bank debt securities of which one security has been in a loss position for less than twelve months with an unrealized loss in the amount of $1,315. Two securities have been in a loss position for twelve months or longer with unrealized losses in the amount of $3,788. None of these unrealized losses in these securities were related to a decrease in credit quality.

The remaining unrealized losses on the Company’s investments in corporate debt securities in both categories are not concentrated in any one industry.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

Mortgage-backed and asset-backed securities - At March 31, 2007 and December 31, 2006, there were 52 and 51 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $767,126 and $724,267, respectively, and unrealized losses in the amounts of $8,650 and $7,782, respectively. At March 31, 2007 and December 31, 2006, there were 150 and 139 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $2,203,368 and $2,091,923, respectively, and unrealized losses in the amounts of $55,700 and $62,867, respectively. None of these losses were related to a decrease in credit quality. The losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Equity investments - At March 31, 2007 and December 31, 2006, the Company had unrealized losses on equity investments with carrying values in the amounts of $2,165 and $388, respectively, and unrealized losses in the amounts of $196 and $5, respectively. Of the total unrealized losses, $194 and $1 have been in loss positions for less than twelve months. At March 31, 2007, the Company does not consider any of these investments to be other-than-temporarily impaired.

Other-than-temporary impairment - The Company did not record any other-than-temporary impairments on fixed maturity investments during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, the Company recorded other-than-temporary impairments on equity securities in the amounts of $23 and $146, respectively.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” on January 1, 2006, applying the modified prospective transition method of adoption. During the three months ended March 31, 2007 and 2006, the Company recognized $757 and $1,315, respectively, in its condensed consolidated statements of income related to share-based compensation expense.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

7.	Components of Net Periodic Benefit Cost

The cost of employee benefit plans included in general insurance expenses is as follows:

	Three Months Ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Medical Plan
Service cost	$2,456	$2,243	$510	$433
Interest cost	4,347	3,983	370	352
Expected return on plan assets	(5,043)	(4,182)	—	—
Amortization of transition obligation	(379)	(379)	—	—
Amortization of unrecognized prior	55	115	(932)	(930)
Amortization of gain from earlier periods	1,231	1,187	158	177
Net periodic benefit cost	$2,667	$2,967	$106	$32

The Company does not expect to make contributions to its pension plan during the year ended December 31, 2007. The Company expects to contribute $793 to its medical plan during the year ended December 31, 2007.

8.	Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between December 31, 2006 and March 31, 2007 is as follows:

Deferred tax asset, December 31, 2006	$173,059
Increase in deferred tax asset included in other comprehensive income related to change in unrealized (gains) losses on investment assets, net of policyholder related amounts

(8,560)
Increase in deferred tax asset related to implementation of FIN 48	94,329
Reduction in deferred tax asset related to the consolidated statement of income
(21,600)
Other, net	(1,616)
Deferred tax asset, March 31, 2007	$235,611

9.	Segment Information

As of January 1, 2007, the Company’s business segments have been redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. The segment reporting for prior periods has been reclassified to reflect this change in business segments.

The Company’s four business segments include: Great-West Healthcare, Individual Markets, Retirement Services and Other. The Great-West Healthcare segment markets group life and health insurance to corporate employers. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. The Retirement Services segment provides enrollment services,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

communications materials, various investment options and educational services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense and the activities of Great-West Life and Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company, The Canada Life Assurance Company (“CLAC”). The Company’s business segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Premium income	$209,919	$235,131
Fee income	179,876	174,099
Net investment income	25,482	21,209
Net realized gains on investments	1,660	(672)
Total revenues	416,937	429,767
Benefits and expenses	(337,151)	(374,534)
Income tax expense	(26,974)	(17,498)
Net income	$52,812	$37,735

The following table summarizes the financial results of the Company’s Individual Markets segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Premium income	$97,084	$123,153
Fee income	21,612	11,106
Net investment income	183,684	169,416
Net realized gains (losses) on investments	3,555	(3,603)
Total revenues	305,935	300,072
Benefits and expenses	(256,356)	(273,003)
Income tax expense	(18,779)	(9,636)
Net income	$30,800	$17,433

The following table summarizes the financial results of the Company’s Retirement Services segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Premium income	$1,834	$3,141
Fee income	93,598	71,068
Net investment income	87,931	70,619
Net realized gains (losses) on investments	2,324	(4,287)
Total revenues	185,687	140,541
Benefits and expenses	(138,162)	(102,537)
Income tax expense	(14,344)	(11,602)
Net income	$33,181	$26,402

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s other segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Premium income	$21,087	$6,524
Fee income	1,256	1,257
Net investment income	8,829	4,479
Net realized gains (losses) on investments	654	(73)
Total revenues	31,826	12,187
Benefits and expenses	(34,668)	(13,931)
Income tax expense	(460)	557
Net income	$(3,302)	$(1,187)

10.	Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either March 31, 2007 or December 31, 2006 and was in compliance with all covenants.

In connection with certain business acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of certain defined operating objectives. The contingent consideration obligations are not considered contractual obligations and are not accrued for prior to the attainment of the objectives. Any such contingent payments will be considered as additional purchase consideration and will result in an adjustment to the purchase price allocation in the period in which the contingency is resolved.

11. Subsequent Events

On April 9, 2007, the Company entered into an agreement to acquire a majority interest in Benefit Management Corp., whose principal subsidiary is Allegiance Benefit Plan Managements, Inc., a Montana-based third-party administrator of employee health plans. The transaction should add approximately 90,000 medical members to the Company’s Healthcare segment.

On February 1, 2007, Lifeco announced that it had entered into agreements with Marsh & McLennan Companies, Inc. whereby Lifeco will acquire the asset management business of Putnam Investment Trust (“Putnam”). The transaction is subject to regulatory approval and certain other conditions. In connection with the Putnam transaction, the Company plans to terminate an indemnity reinsurance agreement with CLAC. This termination is expected to occur during the second quarter of 2007 and will result in a reduction of invested assets, cash and reinsurance receivables as well as policy benefit liabilities of approximately $1,948 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of its activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation and others of which may relate to the Company specifically, such as credit rating, volatility and other risks associated with its investment portfolio and other factors. Readers should also consider other matters, including any risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

As of January 1, 2007, the Company’s business segments have been redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. The segment reporting for prior periods has been reclassified to reflect this change in business segments.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2007, compared with the same period in 2006. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s report on Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

	Three Months Ended
(In millions)	March 31,
Income Statement Data	2007	2006
Premium income	$330	$368
Fee income	296	257
Net investment income	306	266
Net realized gains (losses) on investments	8	(9)
Total revenues	940	882
Policyholder benefits	453	517
Operating expenses	313	247
Benefits and expenses	766	764
	174	118
Income tax expense	61	38
Net income	$113	$80

(In millions)
Operating Data
Deposits to separate accounts	$771	$607
Deposits to investment-type contracts1	366	194
Withdrawals from investment-type contracts	426	449
Self-funded premium equivalents	1,193	1,194

1

Includes $26 million and $27 million for the three months ended March 31, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by Maxim Series Fund, Inc. portfolios as discussed in Note 3 to the accompanying condensed consolidated financial statements.

The Company’s consolidated net income increased by $33 million, or 41.3%, for the three months ended March 31, 2007 when compared to 2006. The increase in net income is primarily due to higher fee income throughout all operating segments and a large decrease in waiver of premium policy reserves in the Healthcare segment.

Premium income decreased by $38 million, or 10.3%, for the three months ended March 31, 2007 when compared to 2006. This decrease is primarily within the Healthcare segment and is the result of the ceding of $56 million of premiums to London Life International Reinsurance Corporation (“LLIRC”), an affiliate, as part of the February 1, 2007 reinsurance agreement.

Fee income increased by $39 million, or 15.2%, for the three months ended March 31, 2007 when compared to 2006. This increase is primarily the result of the addition of participant accounts and the related account balances from the 2006 acquisitions of business from Metropolitan Life Insurance Company and its affiliates (“MetLife”) and U.S. Bank in the Retirement Services segment.

Net investment income increased by $40 million, or 15.0% during the three months ended March 31, 2007 when compared to 2006. The increase is primarily comprised of:

•	a $16 million increase from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement;

•	an increase of $22 million on the assets received in the MetLife acquisition;
•	an increase of $4 million on invested assets associated with the reinsurance agreement between CLAC and GWSC and
•	an increase of $4 million associated with the $333 million surplus note issued to GWL&A Financial.

Benefits and expenses increased by $2 million, or less than 1%, during the three months ended March 31, 2007 when compared to 2006. During the first quarter of 2007, there was a decrease in benefits and expenses in the Healthcare segment as the result of ceding $49 million to LLIRC and a $23 million decrease in waiver of premium policy reserves that resulted from updated mortality and termination rates. This was offset by increases in operating expenses in the Retirement Services segments as the result of MetLife and U.S. Bank acquisitions which occurred late in 2006.

In evaluating its results of operations, the Company considers net changes in deposits to separate accounts, deposits to and withdrawals from its investment-type contracts, and self-funded equivalents. Self-funded equivalents represent paid claims under minimum premium and administrative services only contracts. These amounts approximate the additional premiums, which would have been earned under such contracts if they had been written as traditional indemnity or HMO policies.

Deposits to separate accounts increased by $164 million, or 27.0%, during the three months ended March 31, 2007 when compared to 2006. The increase is due primarily to increased sales volumes and greater transfers from unaffiliated retail investment options in the Retirement Services segment.

Deposits to investment-type contracts increased by $172 million, or 88.7%, to $366 million during the three months ended March 31, 2007 when compared to 2006. The increase is primarily the result of increased participant accounts as the result of the MetLife acquisition.

Withdrawals from investment-type contracts decreased by $23 million, or 5.1%, to $426 million during the three months ended March 31, 2007 when compared to 2006. This decrease is primarily attributable to a decrease in contractually scheduled maturities of guaranteed investment contracts in the Individual Markets segment.

The segment information below discusses the reasons for these changes.

Segment Results

Great-West Healthcare Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following is a summary of certain financial data of the Company’s Great-West Healthcare segment:

	Three Months Ended
(In millions)	March 31,
Income Statement Data	2007	2006
Premium income	$210	$235
Fee income	180	174
Net investment income	25	21
Net realized gains on investments	2	(1)
Total revenues	417	429
Policyholder benefits	170	208
Operating expenses	167	167
Total benefits and expenses	337	375
Income from operations	80	54
Income tax expenses	27	17
Net income	$53	$37

Self-funded premium equivalents	$1,193	$1,194

The following is a summary of the Great-West Healthcare segment membership at March 31, 2007 and 2006:

(In thousands)	March 31,
Membership	2007	2006	Change
Select and Mid Market groups	1,165	1,249	(6.7)%
National and Specialty Risk groups	1,040	802	29.7%
Total membership	2,205	2,051	7.5%

Net income for the three months ended March 31, 2007 increased $16 million, or 43.2%, to $53 million when compared to 2006. This increase is due primarily to a large decrease in waiver of premium policy reserves offset by a $6.5 million reduction due to the February 1, 2007 cession to LLIRC.

Premium revenue decreased by $25 million, or 10.6%, to $210 million during the three months ended March 31, 2007 when compared to 2006. The decrease is primarily due to $56 million of premiums ceded to LLIRC as part of the February 1, 2007 reinsurance agreement. This decrease was partially offset by strong renewal pricing on individual stop loss business and premiums associated with increased membership.

Benefits and expenses decreased by $38 million, or 10.1%, to $337 million for the three months ended March 31, 2007 when compared to 2006. The decrease is primarily due to $49 million of benefits and expenses ceded to LLIRC as part of the February 1, 2007 reinsurance agreement. Also contributing to the decrease was a $23 million decrease in waiver of premium policy reserves that resulted from updated mortality and termination rates. The decreases were partially offset by higher individual and aggregate claims due, in part, from increased membership.

Membership at March 31, 2007 of 2,205 thousand increased by 7.5% from 2,051 thousand at March 31, 2006 as a result of increased membership primarily in the Specialty Markets groups. Membership at March 31, 2007 remained flat from the December 31, 2006 membership of 2,204 thousand.

Individual Markets Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following is a summary of certain financial data of the Company’s Individual Markets segment.

	Three Months Ended
(In millions)	March 31,
Income Statement Data	2007	2006
Premium income	$97	$123
Fee income	22	11
Net investment income	184	169
Net realized gains on investments	3	(3)
Total revenues	306	300
Policyholder benefits	211	257
Operating expenses	45	16
Total benefits and expenses	256	273
Income from operations	50	27
Income tax expenses	19	10
Net income	$31	$17

Deposits to separate accounts	$85	$66
Deposits to investment-type contracts	93	6
Withdrawals from investment-type contracts	94	136

The following is a summary of the Individual Markets segment policies and participant accounts at March 31, 2007 and 2006:

	March 31,
(In thousands)	2007	2006	Change
Policies and Participant Accounts	437	453	(3.5)%

Net income for the Individual Markets segment increased by $14 million, or 82.4%, to $31 million during the three months ended March 31, 2007 when compared to 2006. The increase is primarily due to increased fee income during 2007 as a result of the improved equity markets in the United States, increased realized gains on investments, and a $6 million increase in income, net of policyholder related amounts and deferred taxes, resulting from the change in the market value of the embedded derivative on the The Canada Life Assurance Company (“CLAC”) funds withheld reinsurance agreement.

Total premiums decreased by $26 million, or 21.1%, to $97 million during the three months ended March 31, 2007 when compared to 2006. The decrease is primarily due to one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007.

Fee income has increased by $11 million, or 100.0%, to $22 million during the three months ended March 31, 2007 when compared to 2006. The increase is primarily related to increased sales of the BOLI separate account product. Sales of the individual annuity separate account product were also increasing beginning in late 2006 through the first quarter of 2007. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income increased by $15 million or 8.9%, to $184 million during the three months ended March 31, 2007 when compared to 2006. This increase is primarily due to a $16 million increase in the investment income resulting from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement during the three months ended March 31, 2007 when compared to 2006.

Total benefits and expenses decreased by $17 million, or 6.2%, to $256 million during the three months ended March 31, 2007 when compared to 2006. The decrease is largely due to one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007. As a result of this conversion, there was less increase in reserves for this policy during the three months ended March 31, 2007 when compared to 2006.

Deposits to investment-type contracts increased by $87 million to $93 million during the three months ended March 31, 2007 when compared to 2006. This increase was primarily due to increases in BOLI sales.

Withdrawals from investment-type contracts decreased by $42 million, or 30.9%, to $94 million during the three months ended March 31, 2007 when compared to 2006. This decrease is primarily attributable to a decrease in contractually scheduled maturities of guaranteed investment contracts.

Participant accounts of 437 thousand at March 31, 2007 decreased by 3.5% from 453 thousand at March 31, 2006 primarily from policy maturities and policy surrenders. Participant accounts at March 31, 2007 reflect a slight decrease from the 441 thousand at December 31, 2006.

Retirement Services Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following is a summary of certain financial data of the Company’s Retirement Services segment.

	Three Months Ended
(In millions)	March 31,
Income Statement Data	2007	2006
Premium income	$2	$3
Fee income	93	71
Net investment income	88	71
Net realized gains on investments	2	(5)
Total revenues	185	140
Policyholder benefits	54	45
Operating expenses	84	57
Total benefits and expenses	138	102
Income from operations	47	38
Income tax expenses	15	11
Net income	$32	$27

Deposits to separate accounts	$686	$541
Deposits to investment-type contracts	273	188
Withdrawals from investment-type contracts	332	313

The following is a summary of the Retirement Services segment participant accounts at March 31, 2007 and 2006:

	March 31,		Percent
(In thousands)	2007	2006	Change
Participant Accounts	3,483	2,961	17.6%

Net income for the Retirement Services segment increased by $5 million, or 18.5%, to $32 million during the three months ended March 31, 2007 when compared to 2006. The increase is primarily due to increased fee income during 2007 partially offset by increased operating expenses as a result of two blocks of business acquired during the second quarter of 2006.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Retirement Services segment closed on two separate agreements to acquire certain 401(k) business in the fourth quarter of 2006. The first of these agreements closed on October 2, 2006. The agreement was a 100% reinsurance transaction to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from MetLife. The second agreement, which closed on December 29, 2006, acquired the bundled, full-service defined contribution business from U.S. Bank. The acquisitions included the associated dedicated distribution groups, including wholesalers, relationship managers, and sales and client service specialists. The combination of the two agreements resulted in the addition of nearly 4,300 plans and 440,000 participant accounts with participant account values in excess of $16.7 billion.

Fee income has increased by $22 million, or 31.0%, to $93 million during the three months ended March 31, 2007 when compared to 2006. The increase is primarily related to increased participant accounts and participant account balances from the blocks of business acquired and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income increased by $17 million or 23.9%, to $88 million during the three months ended March 31, 2007 when compared to 2006. This increase is primarily due to increased investment assets related to the MetLife acquisition in October 2006.

Total benefits and expenses increased by $36 million, or 35.3%, to $138 million during the three months ended March 31, 2007 when compared to 2006. This increase is primarily due to increased operating expenses related to the MetLife and U.S. Bank acquisitions.

Deposits to separate accounts increased by $145 million, or 26.8%, to $686 million during the three months ended March 31, 2007 when compared to 2006. The increase is due primarily to a combination of higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $85 million, or 45.2%, to $273 million during the three months ended March 31, 2007 when compared to 2006. This increase was primarily due to a $75 million increase in deposits from participant accounts that were acquired from MetLife.

Withdrawals from investment-type contracts increased by $19 million, or 6.1%, to $332 million during the three months ended March 31, 2007 when compared to 2006. This increase is primarily attributable to withdrawals from participant accounts that were acquired from MetLife.

Participant accounts, including third party administration and institutional accounts, of 3,483 thousand at March 31, 2007 increased by 17.6% from 2,961 thousand at March 31, 2006, primarily as the result of the MetLife and U.S. Bank 401(k) acquisitions and new institutional record keeping clients. Participant accounts at March 31, 2007 reflects a slight increase from the 3,414 thousand at December 31, 2006.

The following table provides information for the Retirement Services’ segment participant account values.

	March 31,		Percent
(In millions)	2007	2006	Change
General Account – Fixed Options:
Public / Non-profit	$3,476	$3,666	(5.2)%
401(k)	2,586	1,080	139.4%
	$6,062	$4,746	27.7%
Separate Accounts – Variable Options:
Public / Non-profit	$6,172	$5,741	7.5%
401(k)	6,581	5,976	10.1%
	$12,753	$11,717	8.8%
Unaffiliated Retail Investment Options and Administrative Services Only:
Public / Non-profit	$42,750	$38,759	10.3%
401(k)	23,625	6,445	266.6%
Institutional	27,412	24,949	9.9%
	$93,787	$70,153	33.7%

Account values invested in the general account fixed investment options have increased by 27.7% at March 31, 2007 compared to March 31, 2006 primarily due to the MetLife acquisition.

Account values invested in the separate account variable investment options have increased by 8.8% at March 31, 2007 compared to March 31, 2006 primarily due to the improvement in the United States equity markets and increased sales of 401(k) products.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 33.7% at March 31, 2007 compared to March 31, 2006. The increase is primarily attributable to the MetLife and U.S. Bank acquisitions, an increase in participants from institutional cases and improvement in the United States equity markets.

Other Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following is a summary of certain financial data of the Company’s other segment.

	Three Months Ended
(In millions)	March 31,
Income Statement Data	2007	2006
Premium income	$21	$7
Fee income	1	1
Net investment income	9	5
Net realized gains on investments	1	–
Total revenues	32	13
Policyholder benefits	17	6
Operating expenses	18	8
Total benefits and expenses	35	14
Income from operations	(3)	(1)
Income tax expenses	–	–
Net income	$(3)	$(1)

Net loss for the Company’s Other segment increased by $2 million, or 200%, during the three months ended March 31, 2007 when compared to 2006. The increases in premium income and benefits and expenses are primarily attributed to increased activity under the Great-West Life & Annuity Insurance Company of South Carolina reinsurance agreement.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
Credit Rating	2007	2006
AAA	61.1%	61.7%
AA	7.3%	7.4%
A	15.1%	14.5%
BBB	14.9%	14.6%
BB and below (non-investment grade)	1.6%	1.8%
Total	100.0%	100.0%

Impairment of Fixed Maturities and Equity Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale and marks them to fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. All securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. At March 31, 2007, the Company’s unrealized losses were $181 million compared to $215 million at December 31, 2006. Investments in a loss position for less than twelve months had losses that totaled $29 million, which was a decrease of $10 million from December 31, 2006. Investments in a loss position for greater than twelve months had losses that totaled $152 million, which was a decrease of $23 million from December 31, 2006. The decrease in losses was generally attributable to the decrease in interest rates during the first three months of the year. The Company considers these investments to be only temporarily impaired.

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

1. Policy Reserves

Life Insurance and Annuity Reserves - The Company’s liability for contract and policy benefits is the largest liability included in its condensed consolidated balance sheets, representing 51.7% and 51.9% of total liabilities at March 31, 2007 and December 31, 2006, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

Reinsurance - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are carried as reinsurance receivables in the Company’s condensed consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $3.5 million of coverage per individual life.

Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on the Company’s prior experience.

See Note 5 to the accompanying condensed consolidated financial statements for a further discussion of policy reserves and reinsurance transactions.

2. Allowance for Credit Losses on Mortgage Loans

The Company maintains an allowance for credit losses on mortgage loans at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired mortgage loans which are measured based on the fair value of the related collateral. Management considers several factors in determining the appropriate level of allowance for credit loss. These include past loss experience, current and projected economic conditions and extensive situational analysis of each individual mortgage loan. In determining the ultimate adequacy of the allowance for mortgage loans heavier consideration is given to the individual mortgage characteristics and related collateral.

3. Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Policy acquisition costs, which primarily consist of sales commissions, costs of policy issuance and underwriting and costs associated with the Company’s sales representatives related to the production of new business, have been deferred to the extent recoverable. VOBA represents the present value of future profits embedded in acquired insurance, annuity and investment-type business. The recoverability of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. DAC and VOBA associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.

4. Derivative Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. The Company uses certain derivative instruments, such as futures, options and swaps, for purposes of hedging its risk exposure to changes in interest rates, market exchanges and foreign currency exchanges. The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges, (iii) derivatives not qualifying for hedge accounting.

•    Fair value hedges - Changes in the fair value of a derivative instrument that is designated as a fair value hedge are recorded in current period earnings.

•    Cash flow hedges - The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income on the condensed consolidated balance sheet and is reclassified to earnings when the cash flow of the hedged item impacts earnings. The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

•    Derivatives not qualifying for hedge accounting - Changes in the fair value of a derivative instrument that does not qualify for hedge accounting treatment are recorded in current period earnings.

The Company generally enters into derivative transactions only with high quality institutions, as such; no losses associated with non-performance have occurred or are expected to occur. Derivative instruments are not used for speculative purposes.

5. Valuation of Privately Placed Fixed Maturity Investments

A large portion of the Company’s invested assets is stated at fair value in the condensed consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 36% and 40% of the Company’s fixed maturity investments at March 31, 2007 and December 31, 2006, respectively, are valued using these types of estimates.

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

See Note 7 to the accompanying condensed consolidated financial statements for a further discussion of the Company’s employee benefit plans.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the “IRS”) has completed audits of the Company’s income tax returns through 1999. IRS audits of the Company’s income tax returns for the years 2000 through 2004 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

See Note 8 to the accompanying condensed consolidated financial statements for a further discussion of taxes on income.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $844.7 million and $1,090.3 million as of March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007 and December 31, 2006, approximately 98% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $88.6 million and $95.0 million of commercial paper outstanding at March 31, 2007 and December 31, 2006, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

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

The Company’s assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates. However, when the asset and liability payments are considered together, the primary risk is exposure to falling interest rates due to minimum credited rate guarantees in the liabilities. The Company’s exposure to foreign currency exchange rate fluctuations is minimal as only a nominal amount of foreign investments are held.

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

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of March 31, 2007, the Company did not own any interest rate caps or interest rate floors.

To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

As a result of the coinsurance with funds withheld element of the Company’s reinsurance of business from CLAC, it has recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of the affiliate that underlie that receivable. This derivative is carried at fair value and changes in fair value are included in net investment income as a non-cash charge or credit. Therefore, the Company’s operating results are exposed to volatility, reflecting changes in the fair value of the underlying investment portfolio, which is exposed to interest rate, market and credit risk. A gain in the amount of $0.2 million and a loss in the amount of $6.0 million, net of policyholder related amounts and deferred taxes, were included in net income for the three months ended March 31, 2007 and 2006, respectively, as a result of this embedded derivative.

Item 4.	Controls and Procedures

Based on their evaluation as of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

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

Item 1A.	Risk Factors

There are no material changes from Risk Factors as previously disclosed in the Registrant’s Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	34
31.2	Rule 13a-14(a)/15d-14(a) Certification	35
32	18 U.S.C. 1350 Certification	36

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	May 15, 2007
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)