Form 10-Q
period 2007-07-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2007-08-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

•	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

•	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No [X ]

As of August 1, 2007, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

NOTE:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

		Page
Part I	Financial Information

	Item 1 Financial Statements	3.

	Condensed Consolidated Balance Sheets (Unaudited)	3.

	Condensed Consolidated Statements of Income (Unaudited)	5.

	Condensed Consolidated Statements of Stockholder’s Equity (Unaudited)	6.

	Condensed Consolidated Statements of Cash Flows (Unaudited)	7.

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9.

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	22.

	Item 3 Quantitative and Qualitative Disclosures About Market Risk	40.

	Item 4 Controls and Procedures	41.

Part II	Other Information	41.

	Item 1 Legal Proceedings	41.

	Item 1A Risk Factors	41.

	Item 6 Exhibits	41.

	Signature	42.

Part I	Financial Information

Item 1.	Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
Assets	2007	2006
Investments:
Fixed maturities available-for-sale, at fair value
(amortized cost $13,985,837 and $15,546,700)	$13,768,648	$15,486,655
Fixed maturities held for trading, at fair value
(amortized cost $19,918 and $0)	19,792	-
Mortgage loans on real estate (net of allowances
of $9,448 and $15,661)	1,129,327	1,338,193
Equity investments available-for-sale, at fair
value (cost $17,659 and $17,875)	29,224	28,268
Policy loans	3,692,339	3,797,649
Short-term investments, available-for-sale
(cost approximates fair value)	1,177,947	1,056,705
Other limited partnership interests	334,487	345,192
Other investments	4,291	4,413
Total investments	20,156,055	22,057,075

Other assets:
Cash	43,993	33,572
Reinsurance receivable:
Related party	251,948	531,389
Other	250,635	258,355
Deferred acquisition costs and value of
business acquired	444,511	505,134
Investment income due and accrued	132,300	161,146
Receivables related to uninsured accident
and health plan claims (net of allowances of
$13,232 and $14,299)	155,037	150,854
Premiums in course of collection (net of allowances
of $3,943 and $4,351)	92,292	107,874
Deferred income taxes	274,413	173,059
Collateral under securities lending agreements	155,712	382,423
Due from parent and affiliates	1,169	10,650
Goodwill	154,698	146,030
Other intangible assets	52,351	47,112
Other assets	769,723	627,207
Separate account assets	18,003,629	16,289,974
Total assets	$40,938,466	$41,481,854

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
Liabilities and Stockholder’s Equity	2007	2006
Policy Benefit Liabilities:
Policy reserves:
Related party	$2,526,394	$4,639,829
Other	14,791,719	14,695,926
Policy and contract claims	382,734	413,022
Policyholders’ funds	408,180	386,301
Provision for policyholders’ dividends	78,740	109,700
Undistributed earnings on participating business	203,137	188,198
Total policy benefit liabilities	18,390,904	20,432,976

General Liabilities:
Due to parent and affiliates	580,599	547,951
Repurchase agreements	544,079	763,779
Commercial paper	71,749	95,020
Payable under securities lending agreements	155,712	382,423
Other liabilities	1,010,440	840,776
Separate Account Liabilities	18,003,629	16,289,974
Total liabilities	38,757,112	39,352,899

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	741,242	737,857
Accumulated other comprehensive income (loss)	(123,515)	(46,537)
Retained earnings	1,556,595	1,430,603
Total stockholder’s equity	2,181,354	2,128,955
Total Liabilities and Stockholder’s Equity	$40,938,466	$41,481,854

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2007 and 2006

(In Thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Premium income:
Related party (net of premiums
ceded of $1,486,123, $1,843,
$1,544,322 and $2,271)	$(1,405,150)	$50,300	$(1,399,360)	$119,787
Other (net of premiums ceded
of $21,609, $26,602,
$29,261 and $36,227)	262,763	265,369	586,897	563,831
Fee income	298,328	256,558	594,670	514,088
Net investment income	348,624	285,346	654,550	551,069
Net realized gains (losses) on
investments	(15,938)	(14,122)	(7,745)	(22,757)
Total revenues	(511,373)	843,451	429,012	1,726,018
Benefits and Expenses:
Life and other policy benefits
(net of reinsurance recoveries
of $101,492, $9,036, $161,064
And $28,854)	285,451	372,986	608,209	700,715
Increase (decrease) in reserves:
Related party	(1,568,703)	(9,619)	(1,558,666)	2,341
Other	84,682	(28,069)	38,550	2,303
Interest paid or credited to
contractholders	125,547	117,425	250,360	230,723
Provision for policyholders’ share
of earnings on participating
business	10,171	152	15,209	2,765
Dividends to policyholders	18,325	19,970	54,903	50,948
Total benefits	(1,044,527)	472,845	(591,435)	989,795
General insurance expenses	268,886	237,295	535,283	470,989
Amortization of deferred
acquisition costs and value of
business acquired	76,682	7,536	113,029	16,230
Interest expense	10,345	7,559	20,846	12,226
Total benefits and expenses	(688,614)	725,235	77,723	1,489,240
Income Before Income Taxes	177,241	118,216	351,289	236,778
Provision for Income Taxes:
Current	49,418	31,725	88,375	56,792
Deferred	14,122	349	35,722	13,461
Total income taxes	63,540	32,074	124,097	70,253
Net Income	$113,701	$86,142	$227,192	$166,525

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2006 and Six Months Ended June 30, 2007

(In Thousands)

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)

			Unrealized
	Common	Additional Paid-in	Gains (Losses) on	Employee Benefit Plan	Retained
	Stock	Capital	Securities	Adjustments	Earnings	Total
Balances, January 1, 2006	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income					337,202	337,202
Other comprehensive income (loss):
Net change in unrealized losses			(23,974)			(23,974)
Minimum pension liability adjustment				989		989
Total comprehensive income (loss)						314,217
Impact of adopting SFAS No. 158				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution – stock-based compensation		4,525				4,525
Income tax benefit on stock compensation		4,631				4,631
Balances, December 31, 2006	$7,032	$737,857	$(15,708)	$(30,829)	$1,430,603	$2,128,955
Net income					227,192	227,192
Other comprehensive income (loss):
Net change in unrealized losses			(77,349)			(77,349)
Employee benefit plan adjustments				253		253
Total comprehensive income (loss)						150,096
Impact of adoption of SFAS No. 155			118		(3)	115
Impact of adoption of FIN No. 48					(6,195)	(6,195)
Dividends					(95,002)	(95,002)
Capital contribution – stock-based compensation		1,918				1,918
Income tax benefit on stock-based compensation		1,467				1,467
Balances, June 30, 2007	$7,032	$741,242	$(92,939)	$(30,576)	$1,556,595	$2,181,354

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(In Thousands)

(Unaudited)

	Six months ended June 30,
Operating Activities:	2007	2006
Net income	$227,192	$166,525
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Earnings allocated to participating policyholders	15,209	2,765
Amortization of (premiums) and accretion of discounts on investments, net	(31,729)	(25,261)
Net realized (gains) losses on investments	7,745	22,757
Proceeds from sales of trading securities	248,021	-
Purchases of trading securities	(269,555)	-
Depreciation and amortization	130,999	29,808
Deferral of acquisition costs	(35,460)	(27,421)
Deferred income taxes	35,722	13,461
Changes in assets and liabilities, net of effects
of acquisitions:
Policy benefit liabilities	990	(22,239)
Reinsurance receivable	(90,763)	64,811
Accrued interest and other receivables	22,032	(19,174)
Other, net	(62,931)	9,005
Net cash provided by operating activities	197,472	215,037

Investing Activities:
Proceeds from sales, maturities and redemptions
of investments:
Fixed maturities available-for-sale	2,738,858	2,993,407
Mortgage loans on real estate	103,837	156,412
Equity investments and other limited
partnership interests	25,964	58,135
Purchases of investments:
Fixed maturities available-for-sale	(2,542,755)	(3,158,540)
Mortgage loans on real estate	(89,814)	(104,950)
Equity investments and other limited
partnership interests	(14,619)	(46,889)
Net change in short-term investments	87,901	(294,783)
Change in repurchase agreements	(219,700)	103,584
Other, net	(42,372)	22,707
Net cash provided by (used in) investing activities	$47,300	$(270,917)

		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(In Thousands)

(Unaudited)

	Six months ended June 30,
Financing Activities:	2007	2006
Contract deposits	$621,778	$491,664
Contract withdrawals	(764,744)	(696,937)
Change in due to parent and affiliates	42,129	332,230
Dividends paid	(95,002)	(99,025)
Net commercial paper borrowings (repayments)	(23,271)	(2,663)
Change in bank overdrafts	(15,241)	24,863
Net cash provided by (used in) financing activities	(234,351)	50,132

Net increase (decrease) in cash	10,421	(5,748)
Cash, beginning of period	33,572	57,903
Cash, end of period	$43,993	$52,155

Supplemental disclosures of cash flow information:

Net cash paid during the periods for:
Income taxes	$25,108	$38,926
Interest	20,220	9,423

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	$1,918	$2,476
Return of invested reinsurance assets to The Canada
Life Assurance Company (See Note 4)	(1,608,804)	-

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs, derivative instruments, valuation of privately placed fixed maturity investments, employee benefits plan obligations and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and the results of its operations.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

A reclassification was also made in the 2006 condensed consolidated balance sheet related to certain equity investments which in 2007 are presented in other limited partnership interests and in 2006 were presented in equity investments. Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Since the Company has minor interest in these partnerships, and has virtually no influence over the partnerships’ operating and financial policies, the cost method of accounting is used. Also included in other limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits. These securities are carried at amortized cost as determined using the effective yield method.

The reclassifications had no effect on previously reported net income, total assets or total stockholder’s equity and were made in order to further enhance the readers’ understanding of the Company’s condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

During the quarter ended June 30, 2007, the Company purchased securities which were classified as held for trading. Assets in the held for trading category are carried at fair value with unrealized gains and losses, net of taxes, reported in net investment income.

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

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 decreased stockholder’s equity by $6,195.

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

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

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

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

that the adoption of SFAS No. 159 will have on its consolidated financial position and the results of its operations.

3.	Acquisition

On May 31, 2007, the Company acquired an 80% equity interest in Benefits Management Corporation (“BMC”). The assets acquired, liabilities assumed and the Company’s equity interest in the results of BMC’s operations have been included in its consolidated financial statements since that date. The acquisition added approximately 90,000 members to the Company’s medical membership. BMC’s principal subsidiary, Allegiance Benefit Management, Inc. (“Allegiance”), is a Montana-based third-party administrator of employee health plans. Allegiance is the leading medical administrator for large employer groups in Montana and it has the second largest overall market share among health plans in the state. The acquisition includes Allegiance’s physician and hospital networks, as well as BMC’s other subsidiaries, including a newly created company to sell fully-insured health benefit plans in Montana and a company that provides medical management services primarily in Montana.

4. Related Party Transactions

Effective February 1, 2007, the Company’s Healthcare segment entered into a reinsurance agreement with an affiliate, London Life International Reinsurance Corporation, to cede 50% of direct written stop loss and excess loss health insurance business on a coinsurance with funds withheld basis.

On June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis. The Company recorded, at fair value, the following on June 1, 2007 in its condensed consolidated balance sheet in connection with the termination of the reinsurance agreement.

Assets		Liabilities and Stockholder’s Equity
Fixed maturities	$(1,177,074)	Policy reserves	$(1,976,028)
Mortgage loans on real estate	(196,743)	Policy and contract claims	(20,256)
Policy loans	(219,149)	Policyholders’ funds	(20,464)
Reinsurance receivable	(310,312)	Provision for policyholder
Deferred policy acquisition costs		dividends	(31,841)
and value of business acquired	(68,809)	Undistributed earnings on
Investment income		participating business	8,161
due and accrued	(15,837)	Other liabilities	297
Premiums in course of collection	(3,540)	Total liabilities	(2,040,131)
Deferred income taxes	(18,292)
		Accumulated other
		comprehensive income	7,737
		Retained earnings	22,638
		Total stockholder’s equity	30,375
		Total liabilities and
Total assets	$(2,009,756)	stockholder’s equity	$(2,009,756)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

The Company recorded the following on June 1, 2007 in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement.

Premium income, related party	$(1,386,626)
Net investment income	58,569
Net realized gains (losses) on investments	(14,744)
Total revenues	(1,342,801)
Increase (decrease) in reserves, related party	(1,453,145)
Provision for policyholders’ share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961
Total benefits and expenses	(1,382,023)
Income before income taxes	39,222
Total income taxes	16,584
Net income	$22,638

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three and six-month periods ended June 30, 2007 and 2006, these purchases totaled $19,200, $44,963, $7,735 and $34,872, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $387,381 and $356,992 at June 30, 2007 and December 31, 2006, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

5.	Impairment of Available-for-Sale Fixed Maturity and Equity Investments – Unrealized Losses

The following tables summarize unrealized investment losses by class of investment at June 30, 2007 and December 31, 2006. The Company considers these investments to be only temporarily impaired.

	June 30, 2007
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities:	fair value	loss	fair value	loss	fair value	loss
U.S.
government
direct
obligations
and U.S.
agencies	$1,271,262	$12,779	$1,040,738	$28,929	$2,312,000	$41,708
Obligations
of U.S. states
and their
sub-divisions	120,419	2,591	418,600	8,119	539,019	10,710
Foreign
governments	623	1	1,754	82	2,377	83
Corporate
debt
securities	1,126,568	27,537	2,440,097	103,980	3,566,665	131,517
Mortgage-
backed and
asset-backed
securities	1,181,737	29,210	2,445,986	103,855	3,627,723	133,065
Total fixed
maturities	$3,700,609	$72,118	$6,347,175	$244,965	$10,047,784	$317,083
Equity
investments	$2,218	$61	$2	$2	$2,220	$63

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

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

Fixed maturity investments - At June 30, 2007 and December 31, 2006, there were 665 and 980 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $3,700,609 and $3,706,657, respectively, and unrealized losses in the amounts of $72,118 and $38,919, respectively. At June 30, 2007 and December 31, 2006, less than 1% of these securities were rated non-investment grade. At June 30, 2007 and December 31, 2006, there were 1,386 and 1,456 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $6,347,175 and $5,707,123, respectively, and unrealized losses in the amounts of $244,965 and $175,705, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Equity investments - At June 30, 2007 and December 31, 2006, the Company had unrealized losses on equity investments with carrying values in the amounts of $2,220 and $388, respectively, and unrealized losses in the amounts of $63 and $5, respectively. Of the total unrealized losses, $61 and $1 have been in loss positions for less than twelve months. At June 30, 2007, the Company does not consider any of these investments to be other-than-temporarily impaired.

Other-than-temporary impairment - During the six months ended June 30, 2007, the Company recorded other-than-temporary impairments on fixed maturity investments in the amount of $22,283. Of this, $20,750 was recognized in connection to the termination of the CLAC reinsurance agreement (See Note 4) because the Company no longer had the intent to hold the investments until recovery. The Company did not record any other-than-temporary impairments on fixed maturity

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

investments during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, the Company recorded other-than-temporary impairments on equity securities in the amounts of $23 and $373, respectively.

6. Reinsurance

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

7. Share-Based Compensation

Lifeco has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006, applying the modified prospective transition method. During the three and six-month periods ended June 30, 2007 and 2006, the Company recognized $1,161, $1,918, $1,161 and $2,476, respectively, in its condensed consolidated statements of income related to share-based compensation expense.

During the six months ended June 30, 2007, Lifeco granted 720,000 stock options to employees of the Company. The stock options vest over a seven and one half year period ending in August 2014. Compensation expense in the amount of $4,608, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period. The use of the accelerated method is a change in accounting principle, which was elected upon adoption of SFAS No. 123R on January 1, 2006. The fair market value of all stock options granted subsequent to January 1, 2006 will be recognized as compensation expense over the requisite service period using the accelerated method.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

8. Components of Net Periodic Benefit Cost

The components of the cost of employee benefit plans included in operating expenses during the three and six-month periods ended June 30, 2007 and 2006 are as follows.

	Three months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$2,421	$2,352	$513	$463
Interest cost	4,323	3,993	372	327
Expected return on
plan assets	(5,041)	(4,209)	-	-
Amortization of transition
obligation	(379)	(379)	-	-
Amortization of
unrecognized prior
service cost	55	115	(932)	(932)
Amortization of losses from
earlier periods	1,219	1,362	163	139
Net periodic benefit cost	$2,598	$3,234	$116	$(3)

	Six months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
			Post-Retirement
	Pension Benefits		Medical Plan
Service cost	$4,877	$4,595	$1,023	$896
Interest cost	8,670	7,976	742	679
Expected return on
plan assets	(10,084)	(8,391)	-	-
Amortization of transition
obligation	(758)	(758)	-	-
Amortization of
unrecognized prior
service cost	110	230	(1,864)	(1,862)
Amortization of losses from
earlier periods	2,450	2,549	321	316
Net periodic benefit cost	$5,265	$6,201	$222	$29

The Company does not expect to make any contributions to its pension plan during the year ended December 31, 2007.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

9. Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between December 31, 2006 and June 30, 2007 is as follows.

Deferred tax asset, December 31, 2006	$173,059
Increase in deferred tax asset included in other comprehensive income related to change in unrealized (gains) losses on investment assets,
net of policyholder related amounts	41,354
Increase in deferred tax asset related to implementation of FIN 48	95,651
Reduction in deferred tax asset related to the consolidated
statement of income	(35,722)
Other, net	71
Deferred tax asset, June 30, 2007	$274,413

10. Segment Information

As of January 1, 2007, the Company’s business segments have been redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. The segment reporting for prior periods has been restated to reflect this change in business segments.

The Company’s four business segments include: Great-West Healthcare, Individual Markets, Retirement Services and Other. The Great-West Healthcare segment markets group life and health insurance to corporate employers. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. The Retirement Services segment provides enrollment services, communications materials, various investment options and educational services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense and the activities of Great-West Life and Annuity Insurance Company of South Carolina, a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from CLAC. The Company’s business segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Premium income	$126,312	$207,719	$336,230	$442,850
Fee income	177,871	175,281	357,747	349,379
Net investment income	20,489	19,518	45,972	40,726
Net realized gains (losses)
on investments	3,485	1,771	5,145	1,100
Total revenues	328,157	404,289	745,094	834,055
Policyholder benefits	99,817	195,302	270,144	403,193
Operating expenses	168,650	168,997	335,474	335,639
Total benefits and expenses	268,467	364,299	605,618	738,832
Income before income taxes	59,690	39,990	139,476	95,223
Income tax expense	20,544	14,308	47,518	31,805
Net income	$39,146	$25,682	$91,958	$63,418

As described in Note 4, the Company’s Individual Markets segment terminated its reinsurance agreement with CLAC on June 1, 2007. The following table summarizes the financial results of the Company’s Individual Markets segment for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Premium income	$(1,307,655)	$87,317	$(1,210,570)	$210,471
Fee income	21,940	11,143	43,552	22,250
Net investment income	231,923	186,179	415,606	355,595
Net realized losses
on investments	(16,288)	(11,713)	(12,733)	(15,317)
Total revenues	(1,070,080)	272,926	(764,145)	572,999
Policyholder benefits	(1,237,069)	219,861	(1,025,529)	476,965
Operating expenses	87,476	14,094	132,292	29,993
Total benefits and expenses	(1,149,593)	233,955	(893,237)	506,958
Income before income taxes	79,513	38,971	129,092	66,041
Income tax expense	28,394	12,536	47,173	22,173
Net income	$51,119	$26,435	$81,919	$43,868

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Premium income	$1,864	$2,422	$3,698	$5,563
Fee income	97,254	69,097	190,852	140,165
Net investment income	86,177	71,122	174,108	141,742
Net realized losses
on investments	(2,948)	(3,366)	(624)	(7,652)
Total revenues	182,347	139,275	368,034	279,818
Policyholder benefits	56,281	43,668	110,550	89,187
Operating expenses	80,051	54,881	163,943	111,900
Total benefits and expenses	136,332	98,549	274,493	201,087
Income before income taxes	46,015	40,726	93,541	78,731
Income tax expense	14,103	4,992	28,448	16,594
Net income	$31,912	$35,734	$65,093	$62,137

The following table summarizes the financial results of the Company’s Other segment for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Premium income	$37,092	$18,211	$58,179	$24,734
Fee income	1,263	1,037	2,519	2,294
Net investment income	10,035	8,527	18,864	13,006
Net realized gains (losses)
on investments	(187)	(814)	467	(888)
Total revenues	48,203	26,961	80,029	39,146
Policyholder benefits	36,444	14,014	53,400	20,450
Operating expenses	19,736	14,418	37,449	21,913
Total benefits and expenses	56,180	28,432	90,849	42,363
Loss before income taxes	(7,977)	(1,471)	(10,820)	(3,217)
Income tax expense	499	238	958	(319)
Net loss	$(8,476)	$(1,709)	$(11,778)	$(2,898)

11. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its consolidated financial position or results of operations.

The Company has a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

(Unaudited)

dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either June 30, 2007 or December 31, 2006 and was in compliance with all covenants.

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

12. Subsequent Events

On August 1, 2007, the Company announced that it reached an agreement with Franklin Templeton Investments Corp. (“Franklin Templeton”) whereby Franklin Templeton will transition its 401(k) recordkeeping business to the Company.

The Company has been providing recordkeeping services on an outsourced basis for Franklin Templeton’s 401(k) business through its FASCore, LLC subsidiary since 2006. Under the new agreement, the Company will assume additional servicing and custodial responsibilities for approximately 340 plans, representing about 64,000 participants and $1.8 billion in assets.

The transaction is expected to be completed in the fourth quarter of 2007.

On August 2, 2007, the Company paid an extraordinary dividend in the amount of $400,000 to its parent, GWL&A Financial.

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

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and six-month periods ended June 30, 2007 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on June 1, 2007, the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following is a summary of certain of the Company’s financial data for the three months ended June 30, 2007 and 2006.

Income Statement Data	Three months ended June 30,
(In millions)	2007	2006
Premium income	$(1,142)	$316
Fee income	298	256
Net investment income	349	285
Net realized gains (losses) on investments	(16)	(14)
Total revenues	(511)	843
Policyholder benefits	(1,044)	473
Operating expenses	356	252
Total benefits and expenses	(688)	725
Income before income taxes	177	118
Income tax expense	63	32
Net income	$114	$86

Operating Data	Three months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$742	$606
Deposits to investment-type contracts 1	276	193
Withdrawals from investment-type contracts	883	354
Self funded premium equivalents	1,164	1,189

1 Includes $19 million and $8 million during the three months ended June 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company’s consolidated net income increased by $28 million, or 32.6%, to $114 million for the three months ended June 30, 2007 when compared to 2006. The increase in net income is primarily due to a gain of $23 million resulting from the termination of the CLAC reinsurance agreement within the Individual Markets segment.

Excluding the negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $71 million, or 22.5%, to $245 million during the three months ended June 30, 2007 when compared to 2006. The decrease is largely due to $96 million of premiums ceded to London Life International Reinsurance Corporation (“LLIRC”) in the Healthcare segment under the February 1, 2007, reinsurance agreement. The decrease was partially offset by strong renewal pricing on individual stop loss business and increased Healthcare segment membership.

Fee income has increased by $42 million, or 16.4%, to $298 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily the result of the addition of participant accounts and the related account balances from the 2006 acquisitions of business from Metropolitan Life Insurance Company and its affiliates (“MetLife”) and U.S. Bank in the Retirement Services segment.

Net investment income increased by $64 million, or 22.5%, to $349 million during the three months ended June 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income in the Individual Markets segment from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement. The remaining increase is largely due to changes in invested assets due to the MetLife acquisition, partially offset by the impact of the return of invested assets under the CLAC reinsurance agreement.

Excluding the decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained relatively constant, decreasing by $23 million, or 3.2%, to $702 million during the three months ended June 30, 2007 when compared to 2006.

Deposits to separate accounts increased by $136 million, or 22.4%, to $742 million during the three months ended June 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the Business Owned Life Insurance (“BOLI”) separate account product within the Individual Markets segment.

Deposits to investment-type contracts increased by $83 million, or 43.0%, to $276 million during the three months ended June 30, 2007 when compared to 2006. This increase was primarily due to a $108 million increase in deposits from participant accounts that were acquired from MetLife.

Withdrawals from investment-type contracts increased by $529 million, or 149.4%, to $883 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to $497 of withdrawals as a result of the termination of the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The segment information below further discusses the reasons for these changes.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following is a summary of certain of the Company’s financial data for the six months ended June 30, 2007 and 2006.

Income Statement Data	Six months ended June 30,
(In millions)	2007	2006
Premium income	$(812)	$684
Fee income	595	514
Net investment income	654	551
Net realized gains (losses) on investments	(8)	(23)
Total revenues	429	1,726
Policyholder benefits	(591)	990
Operating expenses	669	499
Total benefits and expenses	78	1,489
Income before income taxes	351	237
Income tax expense	124	71
Net income	$227	$166

Operating Data	Six months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$1,513	$1,212
Deposits to investment-type contracts 1	642	386
Withdrawals from investment-type contracts	1,310	803
Self funded premium equivalents	2,357	2,383

1 Includes $45 million and $35 million during the six months ended June 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company’s consolidated net income increased by $61 million, or 36.7%, to $227 million for the six months ended June 30, 2007 when compared to 2006. The increase in net income is primarily due to a gain of $23 million resulting from the termination of the CLAC reinsurance agreement within the Individual Markets segment. Also contributing to the increase in net income is higher fee income throughout all operating segments and a large decrease in waiver of premium policy reserves in the Healthcare segment.

Excluding the negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $109 million, or 15.9%, to $575 million during the six months ended June 30, 2007 when compared to 2006. The decrease is largely due to $152 million of premiums ceded to LLIRC in the Healthcare segment under the reinsurance agreement. This decrease was partially offset by strong renewal pricing on individual stop loss business and increased Healthcare segment membership.

Fee income has increased by $81 million, or 15.8%, to $595 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily the result of the addition of participant accounts and the related account balances from the 2006 acquisitions of business from MetLife and U.S. Bank in the Retirement Services segment.

Net investment income increased by $103 million, or 18.7%, to $654 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income in the Individual Markets segment from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement. The remaining increase is primarily due to a $32 million increase in the Retirement Services segment resulting from increased investment assets related to the MetLife acquisition.

Excluding the decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained relatively constant, decreasing by $21 million, or 1.4%, to $1,468 million during the six months ended June 30, 2007 when compared to 2006.

Deposits to separate accounts increased by $301 million, or 24.8%, to $1,513 million during the six months ended June 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the BOLI separate account product within the Individual Markets segment and higher sales and transfers from unaffiliated retail investment options in the Retirement Service segment.

Deposits to investment-type contracts increased by $256 million, or 66.3%, to $642 million during the six months ended June 30, 2007 when compared to 2006. This increase was primarily due to a $108 million increase in deposits from participant accounts that were acquired from MetLife and from increases in BOLI sales.

Withdrawals from investment-type contracts increased by $507 million, or 63.1%, to $1,310 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to $497 million of withdrawals as a result of the termination of the CLAC reinsurance agreement.

The segment information below further discusses the reasons for these changes.

Segment Results

Great-West Healthcare Segment

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following is a summary of certain financial data of the Great-West Healthcare segment for the three months ended June 30, 2007 and 2006.

Income Statement Data	Three months ended June 30,
(In millions)	2007	2006
Premium income	$126	$208
Fee income	178	175
Net investment income	21	19
Net realized gains (losses) on investments	3	2
Total revenues	328	404
Policyholder benefits	100	195
Operating expenses	168	169
Total benefits and expenses	268	364
Income before income taxes	60	40
Income tax expense	21	14
Net income	$39	$26

Operating Data	Three months ended June 30,
(In millions)	2007	2006
Self funded premium equivalents	1,164	1,189

The following is a summary of the Great-West Healthcare membership at June 30, 2007 and March 31, 2007.

			Percent
In thousands	June 30, 2007	March 31, 2007	Change
Select and Mid Market Groups	1,219	1,165	4.6%
National and Specialty Risk Groups	1,045	1,040	0.5%
Total membership	2,264	2,205	2.7%

Net income for the three months ended June 30, 2007 increased by $13 million, or 50.0%, to $39 million when compared to 2006. This increase is due primarily to improved stop loss margins, primarily in the Mid Market segment, and increased investment income. These increases are partially offset by a $4.1 million reduction in net income due to the February 1, 2007, reinsurance cession to LLIRC.

Premium income decreased by $82 million, or 39.4%, to $126 million during the three months ended June 30, 2007 when compared to 2006. The decrease is largely due to $96 million of premiums ceded to LLIRC. The decrease was partially offset by strong renewal pricing on individual stop loss business and increased membership.

Fee income increased by $3 million, or 1.7%, to $178 during the three months ended June 30, 2007 when compared to 2006 primarily resulting from $2.4 million of fee income related to the 2007 acquisition of Benefits Management Corporation (“BMC”) and the acquisition of IHN, Inc. (“IHN”) in the fourth quarter of 2006.

Benefits and expenses decreased by $96 million, or 26.4%, to $268 million during the three months ended June 30, 2007 when compared to 2006. The decrease is due primarily to $89 million of benefits and expenses ceded to LLIRC.

The increase in membership is primarily as the result of approximately 90,000 additional members from the acquisition of BMC during the second quarter of 2007. This increase is partially offset by membership declines in the Select and Mid Market segments due to lower sales volume.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following is a summary of certain financial data of the Great-West Healthcare segment for the six months ended June 30, 2007 and 2006.

Income Statement Data	Six months ended June 30,
(In millions)	2007	2006
Premium income	$336	$443
Fee income	358	350
Net investment income	46	40
Net realized gains (losses) on investments	5	1
Total revenues	745	834
Policyholder benefits	270	403
Operating expenses	336	335
Total benefits and expenses	606	738
Income before income taxes	139	96
Income tax expense	47	32
Net income	$92	$64

Operating Data	Six months ended June 30,
(In millions)	2007	2006
Self funded premium equivalents	2,357	2,383

The following is a summary of the Great-West Healthcare segment membership at June 30, 2007 and 2006:

Membership	June 30,		Percent
in thousands	2007	2006	Change
Select and Mid Market Groups	1,219	1,234	(1.2%)
National and Specialty Risk Groups	1,045	843	24.0%
Total membership	2,264	2,077	9.0%

Net income for the six months ended June 30, 2007 increased by $28 million, or 43.8%, to $92 million when compared to 2006. This increase is due primarily to a large decrease in waiver of premium policy reserves, improved specific stop loss margins, pharmacy benefit management revenue and increased investment gains. These increases are partially offset by a $10.6 million reduction in net income due to the February 1, 2007, reinsurance cession to LLIRC.

Premium income decreased by $107 million, or 24.2%, to $336 million during the six months ended June 30, 2007 when compared to 2006. The decrease is largely due to $152 million of premiums ceded to LLIRC. This decrease was partially offset by strong renewal pricing on individual stop loss business and increased membership in the National and Specialty Markets segments.

Fee income increased by $8 million, or 2.3%, to $358 million during the six months ended June 30, 2007 when compared to 2006 as a result of higher pharmacy benefits management revenue as well as the BMC and IHN acquisitions, which contributed $1.4 million and $1.9 million, respectively.

Benefits and expenses decreased by $132 million, or 17.9%, to $606 million during the six months ended June 30, 2007 when compared to 2006. The decrease is due primarily to $134 million of benefits and expenses ceded to LLIRC. Also contributing to the decrease was a $23 million decrease in waiver of premium policy reserves that resulted from updated mortality and termination rates. These decreases were partially offset by higher specific, fully insured and life claims experience.

The increase in membership is primarily as the result of approximately 90,000 additional members from the second quarter 2007 acquisition of BMC, 66,000 members from the November 2006 IHN acquisition and expansion of other third party administration relationships. These increases are partially offset by membership declines in the Select and Mid Market segments due to lower sales volume.

Individual Markets Segment

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following is a summary of certain financial data of the Individual Markets segment for the three months ended June 30, 2007 and 2006.

Income Statement Data	Three months ended June 30,
(In millions)	2007	2006
Premium income	$(1,307)	$88
Fee income	22	11
Net investment income	232	186
Net realized gains (losses) on investments	(16)	(12)
Total revenues	(1,069)	273
Policyholder benefits	(1,236)	220
Operating expenses	88	14
Total benefits and expenses	(1,148)	234
Income before income taxes	79	39
Income tax expense	28	13
Net income	$51	$26

Operating Data	Three months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$202	$85
Deposits to investment-type contracts	75	61
Withdrawals from investment-type contracts	581	116

The following is a summary of the Individual Markets segment participant accounts at June 30, 2007 and March 31, 2007.

			Percent
(In thousands)	June 30, 2007	March 31, 2007	Change
Policy and Participant Accounts	430	437	(1.6)%

Net income for the Individual Markets segment increased by $25 million, or 96.2%, to $51 million during the three months ended June 30, 2007 when compared to 2006. The increase is primarily due to a gain of $23 million resulting from the termination of the CLAC reinsurance agreement.

Excluding the negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $8 million, or 9.1%, to $80 million during the three months ended June 30, 2007 when compared to 2006. The decrease is primarily due to one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007.

Fee income increased by $11 million, or 100.0%, to $22 million during the three months ended June 30, 2007 when compared to 2006. The increase is related to higher participant account balances primarily due to increased sales of the BOLI separate account product and individual annuity separate account product. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income increased by $46 million, or 24.7%, to $232 million during the three months ended June 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement.

Excluding the decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained relatively constant, decreasing by $8 million, or 3.4%, to $249 million during the three months ended June 30, 2007 when compared to 2006.

Deposits to separate accounts increased by $117 million, or 137.6%, to $202 million during the three months ended June 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the BOLI separate account product.

Withdrawals from investment-type contracts increased by $465 million to $581 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to $497 million of withdrawals as a result of the termination of the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The slight decrease in participant accounts is primarily as the result of policy maturities and policy surrenders.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following is a summary of certain financial data of the Individual Markets segment for the six months ended June 30, 2007 and 2006.

Income Statement Data	Six months ended June 30,
(In millions)	2007	2006
Premium income	$(1,210)	$210
Fee income	44	22
Net investment income	415	356
Net realized gains (losses) on investments	(13)	(15)
Total revenues	(764)	573
Policyholder benefits	(1,025)	477
Operating expenses	132	30
Total benefits and expenses	(893)	507
Income before income taxes	129	66
Income tax expense	47	22
Net income	$82	$44

Operating Data	Six months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$288	$151
Deposits to investment-type contracts	168	66
Withdrawals from investment-type contracts	676	252

The following is a summary of the Individual Markets segment participant accounts at June 30, 2007 and 2006.

	June 30,		Percent
(In thousands)	2007	2006	Change
Policies and Participant Accounts	430	451	(4.7%)

Net income for the Individual Markets segment increased by $38 million, or 86.4%, to $82 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily due to a gain of $23 million resulting from the termination of the CLAC reinsurance agreement and increased fee income.

Excluding the negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $33 million, or 15.7%, to $177 million during the six months ended June 30, 2007 when compared to 2006. The decrease is primarily due to one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007.

Fee income increased by $22 million, or 100.0%, to $44 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily related to increased sales of the BOLI separate account product. Sales of the individual annuity separate account product were also increasing beginning in late 2006 through the first quarter of 2007. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income increased by $59 million, or 16.6%, to $415 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement.

Excluding the decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained relatively constant, decreasing by $10 million, or 2.0%, to $497 million during the six months ended June 30, 2007 when compared to 2006.

Deposits to separate accounts increased by $137 million, or 90.7%, to $288 million during the six months ended June 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the BOLI separate account product.

Deposits to investment-type contracts increased by $102 million, or 154.5%, to $168 million during the six months ended June 30, 2007 when compared to 2006. This increase was primarily due to increases in BOLI sales.

Withdrawals from investment-type contracts increased by $424 million, or 168.3%, to $676 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to $497 million of withdrawals as a result of the termination of the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The slight decrease in participant accounts is primarily as the result of policy maturities and policy surrenders.

Retirement Services Segment

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

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following is a summary of certain financial data of the Retirement Services segment for the three months ended June 30, 2007 and 2006.

Income Statement Data	Three months ended June 30,
(In millions)	2007	2006
Premium income	$2	$2
Fee income	97	69
Net investment income	86	71
Net realized gains (losses) on investments	(3)	(3)
Total revenues	182	139
Policyholder benefits	56	44
Operating expenses	80	55
Total benefits and expenses	136	99
Income before income taxes	46	40
Income tax expense	14	5
Net income	$32	$35

Operating Data	Three months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$540	$521
Deposits to investment-type contracts 1	200	132
Withdrawals from investment-type contracts	302	238

1 Includes $19 million and $8 million during the three months ended June 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at June 30, 2007 and March 31, 2007.

			Percent
(In thousands)	June 30, 2007	March 31, 2007	Change
Participant Accounts	3,924	3,483	12.7%

Net income for the Retirement Services segment decreased by $3 million, or 8.6%, to $32 million during the three months ended March 31, 2007 when compared to 2006. The decrease is primarily due to a $6 million prior year tax benefit recorded in the three months ended June 30, 2006. This decrease was partially offset by net income resulting from the business acquired from MetLife and U.S. Bank during the second half of 2006.

Fee income has increased by $28 million, or 40.6%, to $97 million during the three months ended June 30, 2007 when compared to 2006. The increase is primarily related to increased participant accounts and participant account balances from the blocks of business acquired and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income increased by $15 million, or 21.1%, to $86 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily due to increased investment assets related to the MetLife acquisition in October 2006.

Total benefits and expenses increased by $37 million, or 37.4%, to $136 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily due to increased operating expenses related to the MetLife and U.S. Bank acquisitions.

Deposits to separate accounts increased by $19 million, or 3.6%, to $540 million during the three months ended June 30, 2007 when compared to 2006. The increase is due primarily to a combination of higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $68 million, or 51.5%, to $200 million during the three months ended June 30, 2007 when compared to 2006. This increase was primarily due to a $33 million increase in deposits from participant accounts that were acquired from MetLife.

Withdrawals from investment-type contracts increased by $64 million, or 26.9%, to $302 million during the three months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to withdrawals from participant accounts that were acquired from MetLife.

The increase in participant accounts is primarily as the result of the MetLife and U.S. Bank acquisitions and new institutional record keeping clients.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following is a summary of certain financial data of the Retirement Services segment for the six months ended June 30, 2007 and 2006.

Income Statement Data	Six months ended June 30,
(In millions)	2007	2006
Premium income	$4	$6
Fee income	191	140
Net investment income	174	142
Net realized gains (losses) on investments	(1)	(8)
Total revenues	368	280
Policyholder benefits	111	89
Operating expenses	163	112
Total benefits and expenses	274	201
Income before income taxes	94	79
Income tax expense	29	17
Net income	$65	$62

Operating Data	Six months ended June 30,
(In millions)	2007	2006
Deposits to separate accounts	$1,225	$1,061
Deposits to investment-type contracts 1	473	320
Withdrawals from investment-type contracts	634	551

1 Includes $45 million and $35 million during the six months ended June 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at June 30, 2007 and 2006.

	June 30,		Percent
(In thousands)	2007	2006	Change
Participant Accounts	3,494	2,968	17.7%

Net income for the Retirement Services segment increased by $3 million, or 4.8%, to $65 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily due to net income resulting from the business acquired from MetLife and U.S. Bank during the second half of 2006. This increase is partially offset by a $6 million prior year tax benefit recorded in the six months ended June 30, 2006.

Fee income has increased by $51 million, or 36.4%, to $191 million during the six months ended June 30, 2007 when compared to 2006. The increase is primarily related to increased participant accounts and participant account balances from the blocks of business acquired and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income increased by $32 million, or 22.5%, to $174 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily due to increased investment assets related to the MetLife acquisition in October 2006.

Total benefits and expenses increased by $73 million, or 36.3%, to $274 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily due to increased operating expenses related to the MetLife and U.S. Bank acquisitions.

Deposits to separate accounts increased by $164 million, or 15.6%, to $1,225 million during the six months ended June 30, 2007 when compared to 2006. The increase is due primarily to a combination of higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $153 million, or 47.8%, to $473 million during the six months ended June 30, 2007 when compared to 2006. This increase was primarily due to a $108 million increase in deposits from participant accounts that were acquired from MetLife.

Withdrawals from investment-type contracts increased by $83 million, or 15.1%, to $634 million during the six months ended June 30, 2007 when compared to 2006. This increase is primarily attributable to withdrawals from participant accounts that were acquired from MetLife.

The increase in participant accounts is primarily as the result of the MetLife and U.S. Bank acquisitions and new institutional record keeping clients.

The following table provides information for the Retirement Services’ customer account values.

	June 30,		Percent
(In millions)	2007	2006	change
General Account – Fixed Options:
Public / Non-profit	$3,428	$3,636	(5.7%)
401(k)	2,579	1,116	131.1%
	$6,007	$4,752	26.4%
Separate Accounts – Variable Options
Public / Non-profit	$6,365	$5,517	15.4%
401(k)	6,937	5,796	19.7%
	$13,302	$11,313	17.6%
Unaffiliated Retail:
Investment Options and
Administrative Services Only:
Public / Non-profit	$44,901	$38,529	16.5%
401(k)	23,632	6,455	266.1%
Institutional	28,930	24,022	20.4%
	$97,463	$69,006	41.2%

Participant account values invested in the general account fixed investment options have increased by 26.4% at June 30, 2007 to $6,007 million when compared to June 30, 2006 due primarily to the MetLife acquisition.

Participant account values invested in the segregated variable investment options have increased by 17.6% at June 30, 2007 to $13,302 million when compared to June 30, 2006 due to higher sales and improvement in the United States equities market.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 41.2% at June 30, 2007 compared to June 30, 2006. The increase is primarily attributable to the MetLife and U.S. Bank acquisitions, an increase in participants from institutional cases and improvement in the United States equity markets.

Other Results of Operations

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following is a summary of certain financial data of the Company’s Other segment for the three months ended June 30, 2007 and 2006.

Income Statement Data	Three months ended June 30,
(In millions)	2007	2006
Premium income	$37	$18
Fee income	1	1
Net investment income	10	9
Net realized gains (losses) on investments	-	(1)
Total revenues	48	27
Policyholder benefits	36	14
Operating expenses	20	14
Total benefits and expenses	56	28
Income before income taxes	(8)	(1)
Income tax expense	-	-
Net income	$(8)	$(1)

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following is a summary of certain financial data of the Company’s Other segment for the six months ended June 30, 2007 and 2006.

Income Statement Data	Six months ended June 30,
(In millions)	2007	2006
Premium income	$58	$25
Fee income	2	2
Net investment income	19	13
Net realized gains (losses) on investments	1	(1)
Total revenues	80	39
Policyholder benefits	53	21
Operating expenses	38	22
Total benefits and expenses	91	43
Income before income taxes	(11)	(4)
Income tax expense	1	-
Net income	$(12)	$(4)

The net loss for the Company’s Other segment for the three and six months periods ended June 30, 2007 when compared to 2006 increased by $7 million and $8 million, respectively. The increases in premium income and benefits and expenses are primarily attributed to increased activity under the Great-West Life & Annuity Insurance Company of South Carolina reinsurance agreement.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
Credit rating	2007	2006
AAA	60.5%	61.7%
AA	7.8%	7.4%
A	14.7%	14.5%
BBB	15.3%	14.6%
BB and below (non-investment grade)	1.7%	1.8%
Total	100.0%	100.0%

Impairment of Available-for-Sale Fixed Maturity and Equity Investments

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. At June 30, 2007, the Company’s unrealized losses were $317 million compared to $215 million at December 31, 2006. Investments in a loss position for less than twelve months had losses that totaled $72 million, which was an increase of $33 million from December 31, 2006. Investments in a loss position for greater than twelve months had losses that totaled $245 million, which was an increase of $69 million from December 31, 2006. The increase in losses was generally attributable to the rise in interest rates during the first six months of the year. The Company considers these investments to be only temporarily impaired.

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

1. Policy Reserves

Life Insurance and Annuity Reserves - The Company’s liability for contract and policy benefits is the largest liability included in its condensed consolidated balance sheets, representing 47.5% and 51.9% of total liabilities at June 30, 2007 and December 31, 2006, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

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

3. Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

Policy acquisition costs, which primarily consist of sales commissions, costs of policy issuance and underwriting and costs associated with the Company’s sales representatives related to the production of new business have been deferred to the extent recoverable. VOBA represents the present value of future profits embedded in acquired insurance, annuity and investment-type business. The recoverability of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is primarily dependent on investment returns, mortality, morbidity, persistency, interest crediting rates and the expenses incurred to administer the business. DAC and VOBA associated with annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits, which can be affected by such factors as investment yield, realized investment gains and losses and policyholder retention. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.

4. Derivative Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. The Company uses certain derivative instruments, such as futures, options and swaps, for purposes of hedging its risk exposure to changes in interest rates and market exchanges. The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges and (iii) derivatives not qualifying for hedge accounting.

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

5. Valuation of Privately Placed Fixed Maturity Investments

A large portion of the Company’s invested assets is stated at fair value in the condensed consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. To determine fair value for fixed maturity investments not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 30% and 34% of the Company’s fixed maturity investments at June 30, 2007 and December 31, 2006, respectively, are valued using these types of estimates.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. The Internal Revenue Service (the “IRS”) has completed audits of the Company’s income tax returns through 2001. IRS audits of the Company’s income tax returns for the years 2002 through 2004 are in various stages of completion. Although the results of these audits are not final, based upon available information, management believes provisions for potential audit assessments are adequate.

See Note 9 to the accompanying condensed consolidated financial statements for a further discussion of taxes on income.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $1,221.9 million and $1,090.3 million as of June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007 and December 31, 2006, approximately 98% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $71.7 million and $95.0 million of commercial paper outstanding at June 30, 2007 and December 31, 2006, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

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

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of June 30, 2007, the Company did not own any interest rate caps or interest rate floors.

As a result of the coinsurance with funds withheld agreement with CLAC, the Company had recorded a derivative financial instrument to account for the different credit risks and other characteristics of the reinsurance receivable and the investment assets of the affiliate that were underlying that receivable. This reinsurance agreement with CLAC was terminated on June 1, 2007. During its existence, the derivative was carried at fair value and changes in fair value were included in net investment income as a non-cash charge or credit. This exposed the Company’s operating results to volatility, reflecting changes in the fair value of the underlying investment portfolio, which was exposed to interest rate, market and credit risk. Due to the termination of the reinsurance agreement, the Company is no longer exposed to the interest rate, market and credit risk associated with this embedded derivative. Losses related to the embedded derivative in the amount of $1.7 million and $5.9 million, net of policyholder related amounts and deferred taxes, were included in net income for the six months ended June 30, 2007 and 2006, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

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

Item 1A. Risk Factors

There are no material changes from Risk Factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

Index to Exhibits:

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	43
31.2	Rule 13a-14(a)/15d-14(a) Certification	44
32	18 U.S.C. 1350 Certification	45

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 14, 2007
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

Date: August 14, 2007

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

Date: August 14, 2007

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

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	August 14, 2007	/s/	Raymond L. McFeetors
Raymond L. McFeetors
President and Chief Executive Officer

Dated:	August 14, 2007	/s/	Mitchell T.G. Graye
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document.