Form 10-Q
period 2007-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2007-11-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [ X ]	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐	No [ X ]

As of November 1, 2007, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

NOTE:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

		Page
Part I	Financial Information

	Item 1 Financial Statements	3.

	Condensed Consolidated Balance Sheets (Unaudited)	3.

	Condensed Consolidated Statements of Income (Unaudited)	5.

	Condensed Consolidated Statements of Stockholder’s Equity (Unaudited)	6.

	Condensed Consolidated Statements of Cash Flows (Unaudited)	7.

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9.

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21.

	Item 3 Quantitative and Qualitative Disclosures About Market Risk	39.

	Item 4 Controls and Procedures	39.

Part II	Other Information	39.

	Item 1 Legal Proceedings	39.

	Item 1A Risk Factors	40.

	Item 4 Submission of Matters to a Vote of Security Holders	40.

	Item 6 Exhibits	40.

	Signature	40.

Part I Financial Information

Item 1. Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
Assets	2007	2006
Investments:
Fixed maturities available-for-sale, at fair value
(amortized cost $13,929,367 and $15,546,700)	$13,834,320	$15,486,655
Fixed maturities held for trading, at fair value
(amortized cost $9,598 and $0)	9,662	-
Mortgage loans on real estate (net of allowances
of $9,448 and $15,661)	1,149,726	1,338,193
Equity investments available-for-sale, at fair
value (cost $17,628 and $17,875)	29,807	28,268
Policy loans	3,679,892	3,797,649
Short-term investments, available-for-sale
(cost approximates fair value)	445,106	1,056,705
Other limited partnership interests	323,268	345,192
Other investments	4,230	4,413
Total investments	19,476,011	22,057,075

Other assets:
Cash	27,050	33,572
Reinsurance receivable:
Related party	351,765	531,389
Other	202,607	258,355
Deferred acquisition costs and value of
business acquired	426,745	505,134
Investment income due and accrued	148,628	161,146
Receivables related to uninsured accident
and health plan claims (net of allowances of
$11,325 and $14,299)	160,413	150,854
Premiums in course of collection (net of allowances
of $3,489 and $4,351)	99,075	107,874
Deferred income taxes	233,523	173,059
Collateral under securities lending agreements	86,332	382,423
Due from parent and affiliates	33,785	10,650
Goodwill	153,623	146,030
Other intangible assets	50,344	47,112
Other assets	657,938	627,207
Separate account assets	18,179,020	16,289,974
Total assets	$40,286,859	$41,481,854

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
Policy benefit liabilities:
Policy reserves:
Related party	$2,525,631	$4,639,829
Other	14,863,993	14,695,926
Policy and contract claims	388,276	413,022
Policyholders’ funds	386,008	386,301
Provision for policyholders’ dividends	78,201	109,700
Undistributed earnings on participating business	207,102	188,198
Total policy benefit liabilities	18,449,211	20,432,976

General liabilities:
Due to parent and affiliates	546,553	547,951
Repurchase agreements	242,475	763,779
Commercial paper	97,594	95,020
Payable under securities lending agreements	86,332	382,423
Other liabilities	807,107	840,776
Separate account liabilities	18,179,020	16,289,974
Total liabilities	38,408,292	39,352,899

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $1 par value; 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	742,876	737,857
Accumulated other comprehensive income (loss)	(68,703)	(46,537)
Retained earnings	1,197,362	1,430,603
Total stockholder’s equity	1,878,567	2,128,955
Total liabilities and stockholder’s equity	$40,286,859	$41,481,854

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006
(In Thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Premium income:
Related party (net of related party premiums ceded of $93,695, $988, $1,638,017 and $3,268)	$(19,252)	$72,782	$(1,418,612)	$192,569
Other (net of premiums ceded of $8,097, $10,158, $37,358 and $46,385)	317,536	301,729	904,433	865,560
Fee income	285,298	254,756	879,968	768,844
Net investment income	274,247	299,758	928,797	850,826
Net realized gains (losses) on
investments	9,028	(10,069)	1,283	(32,826)
Total revenues	866,857	918,956	1,295,869	2,644,973
Benefits and expenses:
Life and other policy benefits (net of reinsurance recoveries of $101,884, $12,635, $262,948 and $41,489)	258,472	327,063	866,681	1,027,777
Increase (decrease) in reserves:
Related party	35,037	11,461	(1,523,629)	13,802
Other	(8,146)	19,728	30,404	22,032
Interest paid or credited to contractholders
	121,551	126,574	371,911	357,297
Provision for policyholders’ share of earnings on participating business	3,544	124	18,753	2,889
Dividends to policyholders	16,406	22,286	71,309	73,234
Total benefits	426,864	507,236	(164,571)	1,497,031
General insurance expenses	269,932	242,151	805,215	713,139
Amortization of deferred acquisition costs and value of business acquired	15,276	21,064	128,305	37,294
Interest expense	10,323	10,824	31,169	23,050
Total benefits and expenses	722,395	781,275	800,118	2,270,514
Income before income taxes	144,462	137,681	495,751	374,459
Provision for income taxes:
Current	36,304	49,574	124,679	106,366
Deferred	14,651	(6,488)	50,373	6,973
Total income taxes	50,955	43,086	175,052	113,339
Net income	$93,507	$94,595	$320,699	$261,120

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2006 and Nine Months Ended September 30, 2007

(In Thousands)

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total
Balances, January 1, 2006	$7,032	$728,701	$8,266	$(25,084)	$1,342,796	$2,061,711
Net income					337,202	337,202
Other comprehensive income (loss):
Net change in unrealized losses			(23,974)			(23,974)
Minimum pension liability adjustment				989		989
Total comprehensive income						314,217
Impact of adoption of SFAS No. 158				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution - stock-based compensation		4,525				4,525
Income tax benefit on stock-based compensation		4,631				4,631
Balances, December 31, 2006	$7,032	$737,857	$(15,708)	$(30,829)	$1,430,603	$2,128,955
Net income					320,699	320,699
Other comprehensive income (loss):
Net change in unrealized losses			(22,663)			(22,663)
Minimum pension liability adjustments				379		379
Total comprehensive income (loss)						298,415
Impact of adoption of SFAS No. 155			118		(3)	115
Impact of adoption of FIN No. 48					(6,195)	(6,195)
Dividends					(547,742)	(547,742)
Capital contribution - stock-based compensation		2,887				2,887
Income tax benefit on stock-based compensation		2,132				2,132
Balances, September 30, 2007	$7,032	$742,876	$(38,253)	$(30,450)	$1,197,362	$1,878,567

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(In Thousands)

(Unaudited)

	Nine months ended September 30,
Operating activities:	2007	2006
Net income	$320,699	$261,120
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Earnings allocated to participating policyholders	18,753	2,889
Amortization of (premiums) accretion of discounts on investments, net	(45,023)	(40,596)
Net realized (gains) losses on investments	(1,283)	32,826
Net purchases of trading securities	(8,634)	—
Depreciation and amortization	157,361	57,321
Deferral of acquisition costs	(52,153)	(43,481)
Deferred income taxes	50,373	6,973
Changes in assets and liabilities, net of effects
of acquisitions:
Policy benefit liabilities	119,937	16,232
Reinsurance receivable	(142,552)	76,546
Accrued interest and other receivables	(6,455)	(6,436)
Other, net	(134,267)	(61,741)
Net cash provided by operating activities	276,756	301,653

Investing activities:
Proceeds from sales, maturities and redemptions
of investments:
Fixed maturities available-for-sale	3,272,407	4,312,204
Mortgage loans on real estate	127,361	246,451
Equity investments and other limited
partnership interests	40,707	196,702
Purchases of investments:
Fixed maturities available-for-sale	(3,296,907)	(4,904,804)
Mortgage loans on real estate	(137,188)	(151,520)
Equity investments and other limited
partnership interests	(18,198)	(49,101)
Net change in short-term investments	1,121,595	116,414
Change in repurchase agreements	(521,304)	114,472
Other, net	(60,235)	(12,336)
Net cash provided by (used in) investing activities	528,238	(131,518)

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(In Thousands)

(Unaudited)

	Nine months ended September 30,
Financing Activities :	2007	2006
Contract deposits	$910,555	$762,816
Contract withdrawals	(1,135,321)	(1,103,227)
Change in due to parent and affiliates	(24,533)	337,913
Dividends paid	(547,742)	(187,654)
Net commercial paper borrowings (repayments)	2,574	393
Change in bank overdrafts	(17,049)	(7,783)
Net cash used in financing activities	(811,516)	(197,542)

Net decrease in cash	(6,522)	(27,407)
Cash, beginning of period	33,572	57,903
Cash, end of period	$27,050	$30,496

Supplemental disclosures of cash flow information
Net cash paid during the periods for:
Income taxes	$45,117	$78,085
Interest	21,911	11,328

Non-cash investing and financing transactions during the periods:
Amounts included in due to broker related to
reinsurance acquisition	$—	$1,413,347
Share-based compensation expense	2,887	3,518
Return of invested reinsurance assets to The Canada
Life Assurance Company (See Note 4)	1,608,909	87,622

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans, deferred policy acquisition costs and the value of business acquired, derivative instruments, valuation of privately placed fixed maturity investments, employee benefits plan obligations and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and the results of its operations.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Reclassifications have been made to the 2006 condensed consolidated financial statements to conform to the 2007 presentation. The changes in presentation to the condensed consolidated statements of cash flows relate to the reclassification of the change in repurchase agreement borrowings from financing activities to investing activities. Reclassifications were also made in the 2006 condensed consolidated statements of income regarding the presentation of general insurance expense, amortization of deferred acquisition costs and interest expense.

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

During the nine months ended September 30, 2007, the Company purchased securities which were classified as held for trading. Assets in the held for trading category are carried at fair value with unrealized gains and losses reported in net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt the provisions of SFAS No. 159 for its fiscal year beginning January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position and the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

3.	Acquisitions

On May 31, 2007, the Company acquired an 80% equity interest in Benefits Management Corp. (“BMC”). The assets acquired, liabilities assumed and the Company’s equity interest in the results of BMC’s operations have been included in its consolidated financial statements since that date. The acquisition added approximately 90,000 members to the Company’s medical membership. BMC’s principal subsidiary, Allegiance Benefit Plan Management, Inc. (“Allegiance”), is a Montana-based third-party administrator of employee health plans. Allegiance is the leading medical administrator for large employer groups in Montana and it has the second largest overall market share among health plans in that state. The acquisition includes Allegiance’s physician and hospital networks, as well as BMC’s other subsidiaries, including a newly created company to sell fully-insured health benefit plans in Montana and a company that provides medical management services primarily in Montana.

On August 1, 2007, the Company announced that it reached an agreement with Franklin Templeton Investments Corp. (“Franklin Templeton”) whereby Franklin Templeton will transition its 401(k) recordkeeping business to the Company.

The Company has been providing recordkeeping services on an outsourced basis for Franklin Templeton’s 401(k) business through its FASCore, LLC subsidiary since 2006. Under the new agreement, the Company will assume additional servicing and custodial responsibilities for approximately 340 plans, representing about 64,000 participants and $1.8 billion in assets under management.

The transaction is expected to be completed in the fourth quarter of 2007.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

4. Related Party Transactions

•

Effective February 1, 2007, the Company’s Healthcare segment entered into a reinsurance agreement with an affiliate, London Life International Reinsurance Corporation (“LLIRC”), to cede 50% of direct written stop loss and excess loss health insurance business on a coinsurance with funds withheld basis. Premiums ceded to LLIRC were $91,506 and $243,078 during the three and nine months ended September 30, 2007, respectively.

•

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

Assets		Liabilities and Stockholder’s Equity
Fixed maturities	$(1,177,180)	Policy reserves	$(1,976,028)
Mortgage loans on real estate	(196,743)	Policy and contract claims	(20,256)
Policy loans	(219,149)	Policyholders’ funds	(20,464)
Reinsurance receivable	(310,865)	Provision for policyholder dividends	(31,841)
Deferred policy acquisition costs and value of business acquired	(68,809)
		Undistributed earnings on participating business	8,161
Investment income due and accrued	(15,837)
		Other liabilities	103
Premiums in course of collection	(3,540)	Total liabilities	(2,040,325)
Deferred income taxes	(18,274)
		Accumulated other comprehensive income	7,684

		Retained earnings	22,244
		Total stockholder’s equity	29,928
		Total liabilities and stockholder’s equity	$(2,010,397)
Total assets	$(2,010,397)

The Company recorded the following on June 1, 2007 in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement.

Premium income, related party	$(1,387,179)
Net investment income	58,569
Net realized gains (losses) on investments	(14,797)
Total revenues	(1,343,407)
Increase (decrease) in reserves, related party	(1,453,145)
Provision for policyholders’ share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961
Total benefits and expenses	(1,382,023)
Income before income taxes	38,616
Total income taxes	16,372
Net income	$22,244

•

On July 3, 2007, a wholly-owned subsidiary of the Company and CLAC amended their reinsurance agreement pursuant to which the Company assumed additional term life insurance from CLAC. As a result of this amendment, on July 3, 2007 the Company recorded $33,677 in both premium income and increase in reserves.

As a result of this amendment, the Company also recorded the following on July 3, 2007.

Assets		Liabilities and Stockholder’s Equity
Reinsurance receivable	$33,677	Policy reserves	$33,677
	$33,677		$33,677

•

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company which is an affiliate of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three and nine-month periods ended September 30, 2007 and 2006, these purchases totaled $12,485, $57,448, $8,321 and $43,193, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $373,019 and $356,992 at September 30, 2007 and December 31, 2006, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

5. Impairment of Available-for-Sale Fixed Maturity and Equity Investments – Unrealized Losses

The following tables summarize unrealized investment losses by class of investment at September 30, 2007 and December 31, 2006. The Company considers these investments to be only temporarily impaired.

	September 30, 2007
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities	fair value	loss	fair value	loss	fair value	loss
U.S. government direct obligations and U.S. agencies	$519,529	$3,663	$861,420	$17,774	$1,380,949	$21,437
Obligations of U.S. states and their sub-divisions	20,616	287	128,570	1,291	149,186	1,578
Foreign governments	-	-	1,765	53	1,765	53
Corporate debt securities	719,015	15,587	2,394,556	89,458	3,113,571	105,045
Mortgage-backed and asset-backed securities	1,030,294	28,241	2,258,788	98,093	3,289,082	126,334
Total fixed maturities	$2,289,454	$47,778	$5,645,099	$206,669	$7,934,553	$254,447
Equity investments	$1	$1	$2	$1	$3	$2

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
Fixed	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Maturities	fair value	loss	fair value	loss	fair value	loss
U.S. government direct obligations and U.S. agencies	$1,543,431	$8,907	$986,022	$21,734	$2,529,453	$30,641
Obligations of U.S. states and their sub-divisions	279,895	6,251	456,157	16,532	736,052	22,783
Foreign governments	1,217	7	13,242	125	14,459	132
Corporate debt securities	1,157,847	15,972	2,159,779	74,447	3,317,626	90,419
Mortgage-backed and asset-backed securities	724,267	7,782	2,091,923	62,867	2,816,190	70,649
Total fixed maturities	$3,706,657	$38,919	$5,707,123	$175,705	$9,413,780	$214,624
Equity investments	$309	$1	$79	$4	$388	$5

Fixed maturity investments - At September 30, 2007 and December 31, 2006, there were 202 and 980 securities, respectively, that had been in a loss position for less than twelve months with carrying values in the amounts of $2,289,454 and $3,706,657, respectively, and unrealized losses in the amounts of $47,778 and $38,919, respectively. At September 30, 2007 and December 31, 2006, less than 1% of these securities were rated non-investment grade. At September 30, 2007 and December 31, 2006, there were 811 and 1,456 securities, respectively, that had been in a continuous loss position for twelve months or longer with carrying values in the amounts of $5,645,099 and $5,707,123, respectively, and unrealized losses in the amounts of $206,669 and $175,705, respectively. The unrealized losses on these securities are primarily attributable to changes in market interest rates and changes in credit spreads since the securities were acquired. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Equity investments - At September 30, 2007 and December 31, 2006, the Company had unrealized losses on equity investments with carrying values in the amounts of $3 and $388, respectively, and unrealized losses in the amounts of $2 and $5, respectively. The decrease in the unrealized losses is primarily due to securities that are no longer in a loss position due to improved market conditions. Of the total unrealized losses, $1 and $1 have been in loss positions for less than twelve months. At September 30, 2007, the Company does not consider any of these investments to be other-than-temporarily impaired.

Other-than-temporary impairment - During the three months ended September 30, 2007 and 2006, the Company recorded other-than-temporary impairments on fixed maturity investments in the amounts of $6,766 and $4,237, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded other-than-temporary impairments on fixed maturity investments of $29,049 and $4,237, respectively. Of the $29,049, $20,750 was recognized in connection to the termination of the CLAC reinsurance agreement (See Note 4) because the Company no longer had the intent to hold the investments until recovery. During the three months ended September 30, 2007 and 2006, the Company recorded other-than-temporary impairments on equity securities in the amount of $0 and $83, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded other-than-temporary impairments on equity securities in the amounts of $23 and $456, respectively.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006, applying the modified prospective transition method. During the three and nine-month periods ended September 30, 2007 and 2006, the Company recognized $969, $2,887, $1,042 and $3,518, respectively, in its condensed consolidated statements of income related to share-based compensation expense.

During the nine months ended September 30, 2007, Lifeco granted 760,000 stock options to employees of the Company. The stock options vest over five and seven and one half year periods ending in August 2012 and August 2014, respectively. Compensation expense relating to these stock option grants in the amount of $4,815, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting periods. The use of the accelerated method is a change in accounting principle, which was elected upon adoption of SFAS No. 123R on January 1, 2006. The fair market value of all stock options granted subsequent to January 1, 2006 will be recognized as compensation expense over the requisite service period using the accelerated method of recognition.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

8. Components of Net Periodic Benefit Cost

The components of the cost of employee benefit plans included in operating expenses during the three and nine-month  periods ended September 30, 2007 and 2006 are as follows.

	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Medical Plan
Service cost	$2,421	$2,352	$513	$463
Interest cost	4,323	3,993	372	327
Expected return on plan assets	(5,041)	(4,209)	—	—
Amortization of transition obligation	(379)	(379)	—	—
Amortization of unrecognized prior service cost	55	115	(932)	(932)
Amortization of losses from earlier periods	1,219	1,362	163	139
Net periodic benefit cost	$2,598	$3,234	$116	$(3)

	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Post Retirement Medical Plan
Service cost	$7,298	$6,947	$1,536	$1,359
Interest cost	12,993	11,969	1,114	1,006
Expected return on plan assets	(15,125)	(12,600)	—	—
Amortization of transition obligation	(1,137)	(1,137)	—	—
Amortization of unrecognized prior service cost	165	345	(2,796)	(2,794)
Amortization of losses from earlier periods	3,669	3,911	484	455
Net periodic benefit cost	$7,863	$9,435	$338	$26

The Company made a contribution to its pension plan in the amount of $3,300 during the three months ended September 30, 2007 and does not expect to make any additional contributions during the remainder of the year ending December 31, 2007.

9. Federal Income Taxes

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between December 31, 2006 and September 30, 2007 is as follows.

Deferred tax asset, December 31, 2006	$173,059
Increase in deferred tax asset included in other comprehensive income
related to change in unrealized (gains) losses on investment assets,	11,620
Increase in deferred tax asset related to implementation of FIN 48	99,201
Reduction in deferred tax asset related to the consolidated
statement of income	(50,373)
Other, net	16
Deferred tax asset, September 30, 2007	$233,523

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

      10. Segment Information

On January 1, 2007, the Company’s business segments were redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. The segment reporting for prior periods has been restated to reflect this change in business segments.

The Company’s four business segments include: Great-West Healthcare, Individual Markets, Retirement Services and Other. The Great-West Healthcare segment markets group life and health insurance to corporate employers. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. The Retirement Services segment provides enrollment services, communications materials, various investment options and educational services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense and the activities of Great-West Life & Annuity Insurance Company of South Carolina, a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from CLAC. The Company’s business segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

The following table summarizes the financial results of the Company’s Great-West Healthcare segment for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Premium income	$178,961	$259,341	$515,191	$702,190
Fee income	175,169	172,937	532,916	522,317
Net investment income	23,105	19,088	69,077	59,814
Net realized gains (losses) on investments	(800)	(944)	4,345	156
Total revenues	376,435	450,422	1,121,529	1,284,477
Policyholder benefits	151,453	222,931	421,597	626,124
Operating expenses	170,521	165,477	505,995	501,116
Total benefits and expenses	321,974	388,408	927,592	1,127,240
Income before income taxes	54,461	62,014	193,937	157,237
Income tax expense	18,948	20,747	66,465	52,552
Net income	$35,513	$41,267	$127,472	$104,685

As described in Note 4, the Company’s Individual Markets segment terminated its reinsurance agreement with CLAC on June 1, 2007. The following table summarizes the financial results of the Company’s Individual Markets segment for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Premium income	$44,459	$74,591	$(1,166,111)	$285,062
Fee income	12,837	11,184	56,389	33,433
Net investment income	155,087	198,715	570,692	554,310
Net realized losses on investments	4,413	(11,930)	(8,320)	(27,247)
Total revenues	216,796	272,560	(547,350)	845,558
Policyholder benefits	162,796	214,572	(862,733)	691,537
Operating expenses	21,913	28,974	154,204	58,966
Total benefits and expenses	184,709	243,546	(708,529)	750,503
Income before income taxes	32,087	29,014	161,179	95,055
Income tax expense	11,616	9,068	58,789	31,241
Net income	$20,471	$19,946	$102,390	$63,814

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Premium income	$2,139	$2,482	$5,837	$8,045
Fee income	96,274	69,347	287,126	209,512
Net investment income	88,432	69,431	262,541	211,172
Net realized losses on investments	5,209	2,765	4,585	(4,886)
Total revenues	192,054	144,025	560,089	423,843
Policyholder benefits	56,270	47,382	166,821	136,569
Operating expenses	81,373	56,832	245,316	168,732
Total benefits and expenses	137,643	104,214	412,137	305,301
Income before income taxes	54,411	39,811	147,952	118,542
Income tax expense	19,179	10,860	47,627	27,454
Net income	$35,232	$28,951	$100,325	$91,088

The following table summarizes the financial results of the Company’s Other segment for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Premium income	$72,725	$38,097	$130,904	$62,832
Fee income	1,018	1,288	3,537	3,582
Net investment income	7,623	12,524	26,487	25,530
Net realized losses on investments
	206	40	673	(849)
Total revenues	81,572	51,949	161,601	91,095
Policyholder benefits	56,345	22,351	109,744	42,801
Operating expenses	21,724	22,756	59,174	44,669
Total benefits and expenses	78,069	45,107	168,918	87,470
Income before income taxes	3,503	6,842	(7,317)	3,625
Income tax expense	1,212	2,411	2,171	2,092
Net income	$2,291	$4,431	$(9,488)	$1,533

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Dollars In Thousands)
(Unaudited)

11. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either September 30, 2007 or December 31, 2006 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amount of these unfunded commitments at September 30, 2007 was $151,006, all of which is due within one year.

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

Company Results of Operations

The following discussion addresses the Company’s consolidated results of operations for the three and nine-month periods ended September 30, 2007 compared with the same periods of the preceding year. The discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to which the reader is directed for additional information.

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following is a summary of certain of the Company’s consolidated financial data for the three months ended September 30, 2007 and 2006.

Income Statement Data	Three months ended September 30,
(In millions)	2007	2006
Premium income	$299	$374
Fee income	285	255
Net investment income	274	300
Net realized gains (losses) on investments	9	(10)
Total revenues	867	919
Policyholder benefits	427	507
Operating expenses	296	274
Total benefits and expenses	723	781
Income before income taxes	144	138
Income tax expense	51	43
Net income	$93	$95

Operating Data	Three months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$665	$590
Deposits to investment-type contracts 1	275	295
Withdrawals from investment-type contracts	357	472
Self funded premium equivalents	1,142	1,103

1Includes $12 million and $8 million during the three months ended September 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company’s consolidated net income decreased by $2 million, or 2.1%, to $93 million for the three months ended September 30, 2007 when compared to 2006.

Premium income decreased by $75 million, or 20.1%, to $299 million during the three months ended September 30, 2007 when compared to 2006. The decrease is largely due to $92 million of premiums ceded to an affiliate, London Life International Reinsurance Corporation (“LLIRC”), in the Healthcare segment under a February 1, 2007 reinsurance agreement. The decrease was partially offset by strong renewal pricing on individual stop loss business.

Fee income has increased by $30 million, or 11.8%, to $285 million during the three months ended September 30, 2007 when compared to 2006. This increase is primarily the result of the addition of participant accounts and the related account balances from the 2006 acquisitions of business from Metropolitan Life Insurance Company and its affiliates (“MetLife”) and U.S. Bank in the Retirement Services segment as well as fees generated from improvement in the United States equities market.

Net investment income decreased by $26 million, or 8.7%, to $274 million during the three months ended September 30, 2007 when compared to 2006. The decrease is primarily attributable to the impact of the return of invested assets under the termination of the CLAC reinsurance agreement partially offset by changes in invested assets due to the MetLife acquisition.

Benefits and expenses decreased by $58 million during the three months ended September 30, 2007 when compared to 2006. The decrease is attributable to the February 1, 2007 cession of benefits and expenses to London Life International Reinsurance Corporation (“LLIRC”) partially offset by additional benefits and expenses incurred due to the MetLife acquisition.

Deposits to separate accounts increased by $75 million, or 12.7%, to $665 million during the three months ended September 30, 2007 when compared to 2006. The increase is due primarily due to a combination of higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts decreased by $20 million, or 6.8%, to $275 million during the three months ended September 30, 2007 when compared to 2006. The decrease was primarily attributable to a $43 million decrease due to the termination of the CLAC reinsurance agreement, partially offset by an increase to deposits to participant accounts that were acquired from MetLife.

Withdrawals from investment-type contracts decreased by $115 million, or 24.4%, to $357 million during the three months ended September 30, 2007 when compared to 2006. Of this amount, $107 million was as a result of the termination of the CLAC reinsurance agreement.

The segment information below further discusses the reasons for these changes.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following is a summary of certain of the Company’s consolidated financial data for the nine months ended September 30, 2007 and 2006.

Income Statement Data	Nine months ended September 30,
(In millions)	2007	2006
Premium income	$(514)	$1,058
Fee income	880	769
Net investment income	928	851
Net realized gains (losses) on investments	2	(33)
Total revenues	1,296	2,645
Policyholder benefits	(165)	1,497
Operating expenses	965	774
Total benefits and expenses	800	2,271
Income before income taxes	496	374
Income tax expense	175	113
Net income	$321	$261

Operating Data	Nine months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$2,178	$1,803
Deposits to investment-type contracts 1	917	681
Withdrawals from investment-type contracts	1,667	1,275
Self funded premium equivalents	3,499	3,485

1Includes $57 million and $43 million during the nine months ended September 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company’s consolidated net income increased by $60 million, or 23.0%, to $321 million for the nine months ended September 30, 2007 when compared to 2006. The increase in net income is primarily due to a combination of a $22 million gain as a result of the termination of the CLAC reinsurance agreement within the Individual Markets segment, higher fee income throughout all operating segments and a large decrease in waiver of premium policy reserves, improved specific stop loss margins, pharmacy benefit management revenue and increased investment gains in the Healthcare segment.

Excluding the negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $185 million, or 17.5%, to $873 million during the nine months ended September 30, 2007 when compared to 2006. The decrease is largely due to $243 million of premiums ceded to LLIRC in the Healthcare segment under the reinsurance agreement. This decrease was partially offset by both strong renewal pricing on individual stop loss business and increased Healthcare segment membership as a result of the Benefits Management Corp. (“BMC”) and IHN, Inc. (“IHN”) acquisitions. In addition, the offset was impacted by one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007 within the Individual Markets segment.

Fee income has increased by $111 million, or 14.4%, to $880 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily the result of the addition of participant accounts and the related account balances from the 2006 acquisitions of business from MetLife and U.S. Bank in the Retirement Services segment.

Net investment income increased by $77 million, or 9.0%, to $928 million during the nine months ended September 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income in the Individual Markets segment from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement. The remaining increase is primarily due to an increase in the Retirement Services segment resulting from increased investment assets related to the MetLife acquisition.

Excluding the decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained relatively constant, decreasing by $81 million, or 3.6%, to $2,190 million during the nine months ended September 30, 2007 when compared to 2006.

Deposits to separate accounts increased by $375 million, or 20.8%, to $2,178 million during the nine months ended September 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the BOLI separate account product within the Individual Markets segment and higher sales and transfers from unaffiliated retail investment options in the Retirement Service segment.

Deposits to investment-type contracts increased by $236 million, or 34.7%, to $917 million during the nine months ended September 30, 2007 when compared to 2006. This increase was primarily due to a $108 million increase in deposits from participant accounts that were acquired from MetLife within the Retirement Services segment and from increases in the sale of BOLI products.

Withdrawals from investment-type contracts increased by $392 million, or 30.7%, to $1,667 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily attributable to $497 million of withdrawals as a result of the termination of the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The segment information below further discusses the reasons for these changes.

Segment Results

Great-West Healthcare Segment

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following is a summary of certain financial data of the Great-West Healthcare segment for the three months ended September 30, 2007 and 2006.

Income Statement Data	Three months ended September 30,
(In millions)	2007	2006
Premium income	$179	$259
Fee income	175	173
Net investment income	23	19
Net realized gains (losses) on investments	(1)	(1)
Total revenues	376	450
Policyholder benefits	151	223
Operating expenses	171	165
Total benefits and expenses	322	388
Income before income taxes	54	62
Income tax expense	19	21
Net income	$35	$41

Operating Data	Three months ended September 30,
(In millions)	2007	2006
Self funded premium equivalents	$1,142	$1,103

The following is a summary of the Great-West Healthcare membership at September 30, 2007 and June 30, 2007.

(In thousands)	September 30, 2007	June 30, 2007	Percent Change
Select and Mid Market Groups	1,170	1,219	(4.0%)
National and Specialty Risk Groups	1,031	1,045	(1.3%)
Total membership	2,201	2,264	(2.8%)

Net income for the three months ended September 30, 2007 decreased by $6 million, or 14.6%, to $35 million when compared to 2006. This decrease is due primarily to a $6.4 million reduction in net income due to the February 1, 2007 reinsurance cession to LLIRC. The decrease is partially offset by improved stop loss margins, primarily in the Mid Market segment, and increased investment income.

Premium income decreased by $80 million, or 30.9%, to $179 million during the three months ended September 30, 2007 when compared to 2006. The decrease is largely due to $92 million of premiums ceded to LLIRC. The decrease was partially offset by strong renewal pricing on individual stop loss business.

Fee income increased by $2 million, or 1.2%, to $175 during the three months ended September 30, 2007 when compared to 2006 primarily resulting from $5.1 million of fee income related to the 2007 acquisition of BMC and the acquisition of IHN in the fourth quarter of 2006.

Benefits and expenses decreased by $66 million, or 17.0%, to $322 million during the three months ended September 30, 2007 when compared to 2006. The decrease is due primarily to $84 million of benefits and expenses ceded to LLIRC, partially offset by higher operating expenses associated with acquisitions.

The decline in membership is primarily driven by declines in the Select and Mid Market groups.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following is a summary of certain financial data of the Great-West Healthcare segment for the nine months ended September 30, 2007 and 2006.

Income Statement Data	Nine months ended September 30,
(In millions)	2007	2006
Premium income	$515	$702
Fee income	533	522
Net investment income	69	60
Net realized gains (losses) on investments	4	-
Total revenues	1,121	1,284
Policyholder benefits	421	626
Operating expenses	506	501
Total benefits and expenses	927	1,127
Income before income taxes	194	157
Income tax expense	66	53
Net income	$128	$104

Operating Data	Nine months ended September 30,
(In millions)	2007	2006
Self funded premium equivalents	$3,499	$3,485

The following is a summary of the Great-West Healthcare segment membership at September 30, 2007 and 2006:

Membership	September 30,		Percent
(In thousands)	2007	2006	Change
Select and Mid Market Groups	1,170	1,215	(3.7%)
National and Specialty Risk Groups	1,031	887	16.2%
Total membership	2,201	2,102	4.7%

Net income for the nine months ended September 30, 2007 increased by $24 million, or 23.1%, to $128 million when compared to 2006. This increase is due primarily to a large decrease in waiver of premium policy reserves, improved specific stop loss margins, pharmacy benefit management revenue and increased investment gains. These increases are partially offset by a $17 million reduction in net income due to the February 1, 2007 reinsurance cession to LLIRC.

Premium income decreased by $187 million, or 26.6%, to $515 million during the nine months ended September 30, 2007 when compared to 2006. The decrease is largely due to $243 million of premiums ceded to LLIRC. This decrease was partially offset by strong renewal pricing on individual stop loss business and increased membership in the National and Specialty Markets segments.

Fee income increased by $11 million, or 2.1%, to $533 million during the nine months ended September 30, 2007 when compared to 2006 as a result of higher pharmacy benefits management revenue as well as the BMC and IHN acquisitions, which contributed $5.4 million and $3.0 million, respectively.

Benefits and expenses decreased by $200 million, or 17.7%, to $927 million during the nine months ended September 30, 2007 when compared to 2006. The decrease is due primarily to $222 million of benefits and expenses ceded to LLIRC. Also contributing to the decrease was a $24 million decrease in waiver of premium policy reserves that resulted from updated mortality and termination rates. These decreases were partially offset by higher specific and fully insured claims.

The increase in membership is primarily the result of approximately 90,000 additional members from the second quarter 2007 acquisition of BMC, 66,000 members from the November 2006 acquisition of IHN and expansion of other third party administration relationships. These increases are partially offset by membership declines in the Select and Mid Market segments due to lower sales volume.

Individual Markets Segment

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with CLAC, pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

The following is a summary of certain financial data of the Individual Markets segment for the three months ended September 30, 2007 and 2006.

Income Statement Data	Three months ended September 30,
(In millions)	2007	2006
Premium income	$45	$75
Fee income	13	11
Net investment income	155	199
Net realized gains (losses) on investments	5	(12)
Total revenues	218	273
Policyholder benefits	163	215
Operating expenses	22	29
Total benefits and expenses	185	244
Income before income taxes	33	29
Income tax expense	12	9
Net income	$21	$20

Operating Data	Three months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$134	$134
Deposits to investment-type contracts	59	172
Withdrawals from investment-type contracts	98	211

The following is a summary of the Individual Markets segment participant accounts at September 30, 2007 and June 30, 2007.

(In thousands)	September 30, 2007	June 30, 2007	Percent Change
Policy and Participant Accounts	428	430	(0.1)%

Net income for the Individual Markets segment increased by $1 million, or 5.0%, to $21 million during the three months ended September 30, 2007 when compared to 2006.

Premium income decreased by $30 million, or 40.0%, to $45 million during the three months ended September 30, 2007 when compared to 2006. The decrease is primarily due to the termination of the CLAC reinsurance agreement in the amount of $29 million.

Fee income increased by $2 million, or 18.2%, to $13 million during the three months ended September 30, 2007 when compared to 2006. The increase is related to higher participant account balances primarily due to increased sales of the BOLI separate account product and the individual annuity separate account product. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income decreased by $44 million, or 22.1%, to $155 million during the three months ended September 30, 2007 when compared to 2006. The decrease is primarily due to the termination of the CLAC reinsurance agreement in the amount of $43 million.

Benefits decreased by $52 million, or $24.2%, to $163 million during the three months ended September 30, 2007 when compared to 2006. The decrease is primarily due to the termination of the CLAC reinsurance agreement in the amount of $50 million.

Operating expenses decreased by $7 million, or 24.1%, to $22 million during the three months ended September 30, 2007 when compared to 2006. The decrease is primarily due to the termination of the CLAC reinsurance agreement in the amount of $8 million.

Deposits to separate accounts remained constant at $134 million during the three months ended September 30, 2007 when compared to 2006.

Deposits to investment-type contracts decreased by $113 million, or 65.7%, to $59 million. The decrease is primarily attributable to the termination of the CLAC reinsurance agreement in the amount of $43 million along with a decrease in the amount of $70 million related to a decrease in individual insurance.

Withdrawals from investment-type contracts decreased by $113 million to $98 million during the three months ended September 30, 2007 when compared to 2006. This decrease is primarily attributable to the termination of the CLAC reinsurance agreement in the amount of $107 million.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following is a summary of certain financial data of the Individual Markets segment for the nine months ended September 30, 2007 and 2006.

Income Statement Data	Nine months ended September 30,
(In millions)	2007	2006
Premium income	$(1,166)	$285
Fee income	56	33
Net investment income	571	555
Net realized gains (losses) on investments	(8)	(27)
Total revenues	(547)	846
Policyholder benefits	(863)	691
Operating expenses	154	60
Total benefits and expenses	(709)	751
Income before income taxes	162	95
Income tax expense	59	31
Net income	$103	$64

Operating Data	Nine months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$422	$285
Deposits to investment-type contracts	228	238
Withdrawals from investment-type contracts	774	463

The following is a summary of the Individual Markets segment participant accounts at September 30, 2007 and 2006.

	September 30,		Percent
(In thousands)	2007	2006	Change
Policies and Participant Accounts	428	446	(4.0%)

Net income for the Individual Markets segment increased by $39 million, or 60.9%, to $103 million during the nine months ended September 30, 2007 when compared to 2006. The increase is primarily due to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and increased fee income.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $64 million, or 22.5%, to $221 million during the nine months ended September 30, 2007 when compared to 2006. The decrease is primarily due to one large participating policyholder whose policy was converted from premium paying to reduced paid up during the three months ended March 31, 2007.

Fee income increased by $23 million, or 69.7%, to $56 million during the nine months ended September 30, 2007 when compared to 2006. The increase is related to higher participant account balances primarily due to increased sales of the BOLI separate account product and the individual annuity separate account product.

Net investment income increased by $16 million, or 2.9%, to $571 million during the nine months ended September 30, 2007 when compared to 2006. The increase is primarily due to $59 million of income from the settlement of the embedded derivative as the result of the termination of the CLAC reinsurance agreement, partially offset by unrealized investment losses in the amount of $46 million.

Excluding the one time recording of a decrease in policy reserves of $1,453 million and additional amortization of deferred acquisition costs of $63 million resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses decreased by $70 million, or 9.3%, to $681 million during the nine months ended September 30, 2007 when compared to 2006. This decrease is due to the absence of life, health and annuity business activity that was recaptured by CLAC upon the termination of the reinsurance agreement.

Deposits to separate accounts increased by $137 million, or 48.1%, to $422 million during the nine months ended September 30, 2007 when compared to 2006. This increase was primarily due to increased sales of the BOLI separate account product.

Withdrawals from investment-type contracts increased by $311 million, or 67.2%, to $774 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily attributable $497 million of withdrawals as a result of the termination of the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

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

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following is a summary of certain financial data of the Retirement Services segment for the three months ended September 30, 2007 and 2006.

Income Statement Data	Three months ended September 30,
(In millions)	2007	2006
Premium income	$2	$2
Fee income	96	70
Net investment income	88	69
Net realized gains (losses) on investments	5	3
Total revenues	191	144
Policyholder benefits	57	47
Operating expenses	81	57
Total benefits and expenses	138	104
Income before income taxes	53	40
Income tax expense	19	11
Net income	$34	$29

Operating Data	Three months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$531	$456
Deposits to investment-type contracts 1	216	123
Withdrawals from investment-type contracts	259	261

1Includes $12 million and $8 million during the three months ended September 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at September 30, 2007 and June 30, 2007.

(In thousands)	September 30, 2007	June 30, 2007	Percent Change
Participant Accounts	3,523	3,494	0.8%

Net income for the Retirement Services segment increased by $5 million, or 17.2%, to $34 million during the three months ended September 30, 2007 when compared to 2006. The increase is primarily due to net income resulting from the business acquired from MetLife during the second half of 2006.

Premium income remained constant at $2 million during the three months ended September 30, 2007 when compared to 2006.

Fee income has increased by $26 million, or 37.1%, to $96 million during the three months ended September 30, 2007 when compared to 2006. The increase is primarily related to increased participant accounts and participant account balances from the blocks of business acquired and improvement in United States equity markets. Variable asset-based fees fluctuate with changes in the participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income increased by $19 million, or 27.5%, to $88 million during the three months ended September 30, 2007 when compared to 2006. This increase is primarily due to increased investment assets related to the MetLife acquisition in October 2006.

Total benefits and expenses increased by $34 million, or 32.7%, to $138 million during the three months ended September 30, 2007 when compared to 2006. This increase is primarily related to the blocks of business obtained in the MetLife and U.S. Bank acquisitions.

Deposits to separate accounts increased by $75 million, or 16.4%, to $531 million during the three months ended September 30, 2007 when compared to 2006. The increase is due primarily due to a combination of higher 401(k) sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $93 million, or 75.6%, to $216 million during the three months ended September 30, 2007 when compared to 2006. This increase was primarily due to a $35 million increase in deposits from participant accounts that were acquired from MetLife.

The increase in participant accounts is primarily the result of the MetLife and U.S. Bank acquisitions and new institutional record keeping clients.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following is a summary of certain financial data of the Retirement Services segment for the nine months ended September 30, 2007 and 2006.

Income Statement Data	Nine months ended September 30,
(In millions)	2007	2006
Premium income	$6	$8
Fee income	287	210
Net investment income	262	211
Net realized gains (losses) on investments	5	(5)
Total revenues	560	424
Policyholder benefits	167	137
Operating expenses	246	169
Total benefits and expenses	413	306
Income before income taxes	147	118
Income tax expense	48	27
Net income	$99	$91

Operating Data	Nine months ended September 30,
(In millions)	2007	2006
Deposits to separate accounts	$1,757	$1,518
Deposits to investment-type contracts 1	689	443
Withdrawals from investment-type contracts	893	812

1Includes $57 million and $43 million during the nine months ended September 30, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at September 30, 2007 and 2006.

	September 30,		Percent
(In thousands)	2007	2006	Change
Participant Accounts	3,523	2,999	17.5%

Net income for the Retirement Services segment increased by $8 million, or 8.8%, to $99 million during the nine months ended September 30, 2007 when compared to 2006. The increase is primarily due to net income resulting from the business acquired from MetLife during the second half of 2006. This increase is partially offset by a $6 million prior year tax benefit recorded in the nine months ended September 30, 2006.

Premium income decreased by $2 million to $6 million during the nine months ended September 30, 2007 when compared to 2006.

Fee income has increased by $77 million, or 36.7%, to $287 million during the nine months ended September 30, 2007 when compared to 2006. The increase is primarily related to increased participant accounts and participant account balances from the blocks of business acquired and improvement in United States equity markets.

Investment income increased by $51 million, or 24.2%, to $262 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily due to increased investment assets related to the MetLife acquisition in October 2006.

Total benefits and expenses increased by $107 million, or 35.0%, to $413 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily related to the blocks of business obtained in the MetLife and U.S. Bank acquisitions.

Deposits to separate accounts increased by $239 million, or 15.7%, to $1,757 million during the nine months ended September 30, 2007 when compared to 2006. The increase is due primarily to a combination of higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $246 million, or 55.5%, to $689 million during the nine months ended September 30, 2007 when compared to 2006. This increase was primarily due to a $144 million increase in deposits from participant accounts that were acquired from MetLife with the remainder primarily attributable to higher 401(k) sales.

Withdrawals from investment-type contracts increased by $81 million, or 10.0%, to $893 million during the nine months ended September 30, 2007 when compared to 2006. This increase is primarily attributable to withdrawals from participant accounts that were acquired from MetLife.

The increase in participant accounts is primarily the result of the MetLife and U.S. Bank acquisitions and new institutional record keeping clients.

The following table provides information for the Retirement Services’ customer account values at September 30, 2007 and 2006.

	September 30,		Percent
(In millions)	2007	2006	change
General Account – Fixed Options:
Public / Non-profit	$3,392	$3,584	(5.4%)
401(k)	2,619	1,125	132.8%
	$6,011	$4,709	27.6%
Separate Accounts – Variable Options
Public / Non-profit	$6,464	$5,732	12.8%
401(k)	7,136	5,943	20.1%
	$13,600	$11,675	16.5%
Unaffiliated Retail:
Investment Options and
Administrative Services Only:
Public / Non-profit	$46,171	$39,959	15.5%
401(k)	21,459	6,497	230.3%
Institutional	29,659	24,872	19.2%
	$97,289	$71,328	36.4%

Participant account values invested in the general account fixed investment options have increased by 27.6% at September 30, 2007 to $6,011 million when compared to September 30, 2006 due primarily to the MetLife acquisition.

Participant account values invested in the segregated variable investment options have increased by 16.5% at September 30, 2007 to $13,600 million when compared to September 30, 2006 due to higher sales and improvement in the United States equities market.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 36.4% at September 30, 2007 to $97,289 when compared to September 30, 2006. The increase is primarily attributable to the MetLife and U.S. Bank acquisitions, an increase in participants from institutional cases and improvement in the United States equity markets.

Other Segment

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following is a summary of certain financial data of the Company’s Other segment for the three months ended September 30, 2007 and 2006.

Income Statement Data	Three months ended September 30,
(In millions)	2007	2006
Premium income	$73	$38
Fee income	1	1
Net investment income	8	13
Net realized gains (losses) on investments	-	-
Total revenues	82	52
Policyholder benefits	56	22
Operating expenses	22	23
Total benefits and expenses	78	45
Income before income taxes	4	7
Income tax expense	1	2
Net income	$3	$5

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following is a summary of certain financial data of the Company’s Other segment for the nine months ended September 30, 2007 and 2006.

Income Statement Data	Nine months ended September 30,
(In millions)	2007	2006
Premium income	$131	$63
Fee income	4	4
Net investment income	26	25
Net realized gains (losses) on investments	1	(1)
Total revenues	162	91
Policyholder benefits	110	43
Operating expenses	59	44
Total benefits and expenses	169	87
Income before income taxes	(7)	4
Income tax expense	2	2
Net income	$(9)	$2

Net income for the Company’s Other segment for the three month period ended September 30, 2007 when compared to 2006 decreased by $2 million. Net income for the Company’s Other segment for the nine month period ended September 30, 2007 when compared to 2006 decreased by $11 million to a 2007 net loss of $9 million. These fluctuations and the increases in premium income and benefits and expenses are primarily attributed to increased activity under Great-West Life & Annuity Insurance Company of South Carolina’s assumption reinsurance agreement with CLAC.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
Credit rating	2007	2006
AAA	59.8%	61.7%
AA	7.6%	7.4%
A	15.0%	14.5%
BBB	16.0%	14.6%
BB and below (non-investment grade)	1.6%	1.8%
Total	100.0%	100.0%

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

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. During the first nine months of 2007, interest rates have decreased, however there has been general credit tightening in the financial markets which has caused an increase in unrealized losses within the Company’s investment portfolio. During the three and nine-month periods ended September 30, 2007, the Company recorded other-than-temporary impairments on fixed maturity investments in the amounts of $7 million and $29 million, respectively. At September 30, 2007, the Company’s unrealized losses were $254 million compared to $215 million at December 31, 2006. Investments in a loss position for less than twelve months had losses that totaled $48 million, which was an increase of $9 million from December 31, 2006. Investments in a loss position for greater than twelve months had losses that totaled $207 million, which was an increase of $31 million from December 31, 2006. The Company considers these investments to be only temporarily impaired.

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

1. Policy Reserves

Life Insurance and Annuity Reserves - The Company’s liability for contract and policy benefits is the largest liability included in its condensed consolidated balance sheets, representing 48.0% and 51.9% of total liabilities at September 30, 2007 and December 31, 2006, respectively. Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rated premium refunds. If actual experience is different than estimated, adjustments to such reserves may be required. Annuity contract reserves without life contingencies are established at the contractholder’s account value.

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

•

Cash flow hedges - The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is reclassified to earnings when the cash flow of the hedged item impacts earnings. The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

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

5. Valuation of Privately Placed Fixed Maturity Investments

A large portion of the Company’s invested assets is stated at fair value in the condensed consolidated balance sheets based on quoted market prices. However, when such information is not available, fair value is estimated. The estimated fair values of financial instruments have been determined using available information and established valuation methodologies. To determine fair value for fixed maturity investments not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of approximately 30% and 34% of the Company’s fixed maturity investments at September 30, 2007 and December 31, 2006, respectively, are valued using these types of estimates.

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

See Note 8 to the accompanying condensed consolidated financial statements for further information on the Company’s employee benefit plans.

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

See Note 9 to the accompanying condensed consolidated financial statements for further information on taxes on income.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $472.2 million and $1,090.3 million as of September 30, 2007 and December 31, 2006, respectively. In addition, as of September 30, 2007 and December 31, 2006, approximately 98% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company's overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $97.6 million and $95.0 million of commercial paper outstanding at September 30, 2007 and December 31, 2006, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Rating Services and a rating of P-1 by Moody’s Investors Services, each being the highest rating available.

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

The Company may also manage risk from time to time with interest rate derivatives such as interest rate caps that would pay it investment income if interest rates rise above the level specified in the cap, or interest rate floors that would pay it if interest rates fall below the level specified in the floor. These derivatives are only used to reduce risk and are not used for speculative purposes. As of September 30, 2007, the Company did not own any interest rate caps or interest rate floors.

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

Item 4. Controls and Procedures

Based on their evaluation as of September 30, 2007, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported in a timely manner; and is (ii) accumulated and communicated to the Company’s senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

On July 9,2007, the Company held an annual meeting of its shareholders at which all of the directors as reported in the Company’s annual report on Form 10-K for the period ended December 31, 2006, were unanimously re-elected.

Item 6. Exhibits

Index to Exhibits:

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification	41
31.2	Rule 13a-14(a)/15d-14(a) Certification	42
32	18 U.S.C. 1350 Certification	43

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	November 14, 2007
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

Date: November 14, 2007

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

Date: November 14, 2007

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

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 14, 2007	/s/	Raymond L. McFeetors
Raymond L. McFeetors
President and Chief Executive Officer

Dated:	November 14, 2007	/s/	Mitchell T.G. Graye
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document.