Form 10-K
period 2007-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2008-03-31
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes ☐          No ☒

As of June 30, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2008, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

NOTE:	This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Part I

Item 1.
Business

1.1 Organization and Corporate Structure

Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the “Company”) is a stock life insurance company originally organized on March 28, 1907. Great-West Life & Annuity Insurance Company is domiciled in the state of Colorado.

The Company is a wholly owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company. The Company is indirectly owned by Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company. Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC, and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company and The Canada Life Assurance Company (“CLAC”). Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial, and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2 Business of the Company

The Company is authorized to engage in the sale of life insurance, accident and health insurance and annuities. It is licensed, and conducts all of its business, in all states in the United States, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands.

On November 26, 2007, the Company and certain of its subsidiaries entered into a definitive Asset and Stock Purchase Agreement to sell substantially all of their healthcare business to a subsidiary of CIGNA Corporation (“CIGNA”), subject to regulatory and certain other approvals. The transaction is expected to be completed during the second quarter of 2008. The business to be sold, formerly reported as the Company’s Healthcare segment, is the vehicle through which the Company markets and administers group life and health insurance to small and mid-sized employers. CIGNA will acquire from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company will retain a small portion of its Heathcare business and will report it within its Individual Markets segment. The business operations of the Company’s Healthcare segment are now referred to and reported as discontinued operations in this report on Form 10-K.

On January 1, 2007, the Company’s business segments were redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. The segment reporting for prior periods in this report on Form 10-K has been restated to reflect this change in business segments.

As a result of the foregoing, the Company’s three remaining business segments are the following.

•	Individual Markets segment

•	Retirement Services segment

•	Other segment

Financial information, including revenues, net income and total assets of the Company’s three operating segments is provided in Note 19 “Segment Information” of the accompanying consolidated financial statements. No customer accounted for 10% or more of the Company’s consolidated revenues during 2007, 2006 or 2005. In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segment’s operations. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

On July 10, 2003, Lifeco completed its acquisition of Canada Life Financial Corporation (“CLFC”), the parent company of The Canada Life Assurance Company (“CLAC”), Canada Life Insurance Company of America (“CLICA”) and Canada Life Insurance Company of New York (“CLINY”). Immediately thereafter, Lifeco transferred all of the common shares of CLFC it acquired to its subsidiary, Great-West Life. On December 31, 2003, CLAC transferred all of the outstanding common shares of CLICA and CLINY owned by it to the Company. These acquisitions have been accounted for as a “reorganization of businesses under common control” and, accordingly, the assets and liabilities of CLICA and CLINY were recorded at Lifeco’s cost basis, and the results of operations of CLICA and CLINY subsequent to July 10, 2003 are included in the Company’s consolidated statements of income. Sales of new individual life and annuity products in the United States by CLAC, CLICA and CLNY were discontinued during 2003, shortly after the acquisition of CLFC by Lifeco.

On December 30, 2005, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary of the Company, was licensed as a special purpose financial captive insurance company. Following licensing, CLAC retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, whereby the excess of U.S. statutory reserves over funds withheld was backed by a letter of credit. A second letter of credit funds $50 million of capital in GWSC. On July 3, 2007, GWSC and CLAC amended their reinsurance agreement pursuant to which the Company assumed additional term life insurance from CLAC.

On October 2, 2006, the Company purchased several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 280,000 participants in the 401(k) full service segment and increased its distribution capacity.

The purchase included a 100% coinsurance agreement reinsuring the acquired general account business and a 100% modified-coinsurance agreement reinsuring the acquired separate account business. The Company will replace the acquired MetLife policies with its policies over a three year period. As these policies are replaced, they will no longer be subject to the reinsurance agreements. Under the coinsurance agreement, the Company acquired all of the insurance liabilities associated with these contracts and received from MetLife cash to support these liabilities, net of the purchase price. Under the modified-coinsurance agreement, MetLife retained the approximate $2.3 billion of separate account assets and liabilities but cedes to the Company all of the net profits and losses and related net cash flows. In addition, the Company receives fee income by providing administrative services and recordkeeping functions on approximately $3.2 billion of participant account values.

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed as adjusted for revisions to the original purchase price allocation at October 2, 2006 (In thousands):

Assets

Cash acquired, net of cash consideration	$1,384,117
Value of business acquired	46,033
Goodwill	56,981
Other intangible assets	6,337
Other assets	650

Total assets	$1,494,118

Liabilities and Stockholder’s Equity

Policy reserves	$1,486,147
Other liabilities	7,971

Total liabilities	$1,494,118

On December 31, 2006, the Company purchased the full service-bundled, defined contribution business from U.S Bank. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent more than 195,000 members and more than $9.0 billion in retirement plan assets. The acquisition included the retention of relationship managers and sales and client service specialists. In addition, the Company and U.S. Bank established a preferred provider relationship to support ongoing 401(k) needs of U.S. Bank’s customers. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed as adjusted for revisions to the original purchase price allocation at December 31, 2006:

Assets

Cash consideration	($72,000)
Goodwill	38,990
Other intangible assets	35,010

Total assets	$2,000

Liabilities and Stockholder’s Equity

Other liabilities	$2,000

Total liabilities	$2,000

On August 31, 2003, the Company and CLAC entered into an indemnity reinsurance agreement pursuant to which the Company reinsured 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health, and annuity business of CLAC’s United States branch. On June 1, 2007, the Company terminated this reinsurance agreement. The Company recorded, at fair value, the following on June 1, 2007 in its consolidated balance sheet in connection with the termination of the reinsurance agreement (In thousands).

Assets

Fixed maturities	($1,177,180)
Mortgage loans on real estate	(196,743)
Policy loans	(219,149)
Reinsurance receivable	(310,865)
Deferred policy acquisition costs and value of business acquired	(68,809)
Investment income due and accrued	(15,837)
Premiums in course of collection	(3,540)
Deferred income taxes	(18,274)

Total assets	($2,010,397)

Liabilities and Stockholder’s Equity

Policy reserves	($1,976,028)
Policy and contract claims	(20,256)
Policyholders’ funds	(20,464)
Provision for policyholder dividends	(31,841)
Undistributed earnings on participating business	8,161
Other liabilities	103

Total liabilities	(2,040,325)

Accumulated other comprehensive income	7,684
Retained earnings	22,244

Total stockholder’s equity	29,928

Total liabilities and stockholder’s equity	($2,010,397)

The Company recorded the following on June 1, 2007 in its consolidated statement of income in connection with the termination of the reinsurance agreement (In thousands).

Premium income, related party	($1,387,179)
Net investment income	58,569
Net realized losses on investments	(14,797)

Total revenues	(1,343,407)

Decrease in reserves, related party	(1,453,145)
Provision for policyholders’ share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961

Total benefits and expenses	(1,382,023)

Income before income taxes	38,616
Income taxes	16,372

Net income	$22,244

On August 1, 2007, the Company announced that it had reached an agreement with Franklin Templeton Investments whereby Franklin Templeton would transition its 401(k) recordkeeping business to the Company. The Company’s affiliate, FASCore, LLC, has been supporting Franklin Templeton’s recordkeeping business since 2006. Under the new agreement, the Company entered into a direct contractual relationship with each plan sponsor and assumed additional product servicing and custodial responsibilities for approximately 300 plans, representing about 60,000 participants. The transaction was completed in the fourth quarter of 2007.

1.3 Company Segments

Individual Markets Segment Principal Products

The Company’s Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. Participating policyholders share in the financial results of the participating business in the form of dividends. The Company no longer actively markets participating products. The provision for participating policyholder earnings is reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets. Participating policyholder earnings are not included in the Company’s consolidated net income.

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

During 2007, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Some of those institutional partners include Bank of America, Citibank, US Bank, Regions and Huntington Bank.

At December 31, 2007 and 2006, the Company had $4.7 billion and $4.5 billion, respectively, of policy reserves on individual insurance products sold to corporations to provide coverage on the lives of certain employees, also known as Corporate-Owned Life Insurance (“COLI”). Due to legislation that phased out the interest deductions on COLI policy loans, leveraged COLI product sales have ceased.

The Company has shifted its emphasis from COLI to the Business-Owned Life Insurance (“BOLI”) market. The BOLI market was not affected by the aforementioned legislation. These products are interest-sensitive whole life, universal life and variable universal life policies that indirectly fund post retirement benefits for employees and non-qualified executive benefit plans. At December 31, 2007, the Company had $2.1 billion of fixed and $2.4 billion of separate account BOLI policy reserves, compared to $1.9 billion of fixed and $2.0 billion of separate account BOLI reserves at December 31, 2006.

The Company also has a marketing agreement with Charles Schwab & Co., Inc. (“Schwab”) to sell the OneSource Variable Annuity. The fixed product is a Guarantee Period Fund that was established as a non-unitized separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. The Company is currently offering guarantee period durations of three to ten years. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date result in a market value adjustment (“MVA”). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

On a limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

Certain of the Company’s life insurance and group annuity products allow policy owners to borrow against their policies. At December 31, 2007, approximately 8% (8% in 2006 and 10% in 2005) of outstanding policy loans were on individual life policies that had fixed interest rates ranging from 5% to 8%. The remaining 92% of outstanding policy loans had variable interest rates averaging 6.15% at December 31, 2007. Investment income from policy loans was $205.5 million, $208.5 million and $202.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

See Note 18 to the accompanying consolidated financial statements for certain financial information of the Company’s Individual Markets segment.

Retirement Services Segment Principal Products

Under the Great-West Retirement Services brand, the Company provides full service bundled and unbundled employer-sponsored defined contribution/defined benefit products as well as comprehensive administrative and record-keeping services for financial institutions. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. This has been the fastest growing portion of the pension marketplace in recent years.

The marketing focus is directed towards providing bundled full service and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts and corporations. Record-keeping and administrative services for defined contribution plans may also be provided to this target market. Through a subsidiary, FASCore, LLC, the Company is focused on partnering with other large institutions to provide third-party record-keeping and administration services.

The Company offers both guaranteed interest rate investment options for various lengths of time and variable annuity products designed to meet the specific needs of the customer. In addition, the Company offers both customized annuity and non-annuity products.

From the guaranteed interest rate option, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance. The Company’s general account assets support the guaranteed investment product. The Company also manages separate account fixed interest rate options where it is paid a management fee.

The Company’s variable investment options provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company or its affiliates and by selected external fund managers.

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

Customer retention is a key factor for the profitability of group annuity products. To encourage customer retention, annuity contracts may impose a surrender charge on policyholder balances withdrawn for a period of time after the contract’s inception. The period of time and level of the charge vary by product as well as other factors such as size of the prospective group, projected annual contributions for all participants in the group, frequency of projected withdrawals, type and frequency of administrative and sales services provided, level of other charges, type and level of communication services provided and the number and types of plans. Existing federal tax penalties on distributions prior to age 59½ provide an additional disincentive to premature surrenders of balances held under the group annuity contract, but do not impede transfers of those balances to products of competitors.

See Note 18 to the accompanying consolidated financial statements for certain financial information of the Company’s Retirement Services segment.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is distributed through specialized benefit consulting organizations and through financial services organizations such as Great-West Retirement Services. Annuity products are also offered through Schwab.

The Great-West Retirement Services segment distributes pension products through a subsidiary, GWFS Equities, Inc., as well as through over 400 pension consultants, representatives and service personnel. Record-keeping and administrative services are also distributed through institutional partners.

Competition Within the Individual Markets and Retirement Services Segments

The life insurance, savings and investments marketplace is highly competitive. The Company’s competitors include mutual fund companies, insurance companies, banks, investment advisers and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features and price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company’s ratings strength, see Item 1.8, Ratings.

Life Insurance In-Force and Policy Reserve Liabilities

The amount of fixed annuity products in-force is measured by policy reserves. The following table shows group and individual annuity policy reserves supported by the Company’s general account as well as the annuity balances in Individual Markets and Retirement Services separate accounts for the years indicated.

(In millions) Year Ended December 31,	General Account Annuity Reserves	Retirement Services Separate Accounts	Individual Markets Separate Accounts

2007	$8,193	$13,760	$1,533
2006	8,635	12,724	1,405
2005	7,913	11,272	1,237
2004	7,965	11,152	1,237
2003	8,410	10,289	1,244

At December 31, 2007 and 2006, the Company had $9.0 billion and $10.1 billion, respectively, of policy reserves on individual insurance in its consolidated balance sheets. The following table summarizes individual life insurance in-force prior to reinsurance ceded for the years indicated.

	December 31,

(In millions)	2007	2006	2005	2004	2003

Life insurance in-force	$60,679	$68,129	$67,000	$65,027	$67,645

In the Individual Markets segment, reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation. These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration.

For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

In both the Individual Markets and Retirement Services segments, reserves for investment-type policies (primarily deferred annuities and 401(k)) are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

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

Reinsurance Within the Individual Markets and Retirement Services Segments

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

Other Segment

The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of GWSC whose sole business is the assumption of a certain block of term life insurance retroceded by CLAC under the December 31, 2005 reinsurance agreement, as amended. Reserves for term life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration. Reserves are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows policy reserves and life insurance in-force at December 31, 2007 and 2006.

	December 31,

(In millions)	2007	2006

Policy reserves	$277	$221
Life insurance in-force	85,618	70,281

See Note 18 to the accompanying consolidated financial statements for certain financial information of the Company’s Other segment.

1.4 Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products. The Company’s principal investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. Total investments at December 31, 2007, were $37.5 billion, comprised of general account investment assets in the amount of $19.4 billion and separate account assets in the amount of $18.1 billion. Total investments at

December 31, 2006, were $38.1 billion, comprised of general account investment assets in the amount of $21.8 billion and separate account assets in the amount of $16.3 billion.

The Company’s general account investments are in a broad range of asset classes, primarily domestic fixed maturities. Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. The Company’s mortgage loans on real estate are comprised exclusively of commercial loans. The Company does not originate any single family residential mortgage loans.

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 6 to the Company’s consolidated financial statements that are included in Item 8, Financial Statements and Supplementary Data.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company’s available for sale and held for trading fixed maturity investments comprised 70.0% and 70.3% of its general account investment assets as of December 31, 2007 and 2006, respectively. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of both December 31, 2007 and 2006, 98.2% of the Company’s fixed maturity portfolio carried an investment grade rating.

The Company’s equity investments comprised 0.2% and 0.1% of total general account investment assets at December 31, 2007 and 2006, respectively.

The Company’s mortgage loans on its real estate portfolio comprised 6.2% and 6.1% of general account investment assets as of December 31, 2007 and 2006, respectively.

At December 31, 2007, 19.4% of investment assets were invested in policy loans and 2.4% were invested in short-term investments compared to 17.4% and 4.4%, respectively, at December 31, 2006.

The Company’s investment in limited partnership interests comprised 1.7% and 1.6% of total general account investment assets at December 31, 2007 and 2006, respectively.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company’s general account as of the end of the years indicated. Information is presented at December 31, 2005, 2004 and 2003 as previously disclosed and has not been restated for discontinued operations.

	December 31,

Carrying Value (In millions)	2007	2006	2005	2004	2003

Fixed maturity investments:
U.S. government direct obligations and U.S. agencies	$2,734	$3,675	$3,368	$3,154	$3,199
Obligations of U.S. states and their foreign subdivisions	1,273	1,318	1,302	1,255	1,209
Foreign governments	2	14	21	16	58
Corporate debt securities	5,324	5,755	5,489	5,423	5,597
Mortgage-backed and asset-backed securities	4,218	4,548	3,587	3,377	3,074

Total fixed maturity investments	13,551	15,310	13,767	13,225	13,137

Other investments:
Equity investments available-for-sale	30	29	159	295	211
Mortgage loans on real estate	1,207	1,338	1,461	1,544	1,894
Policy loans	3,768	3,798	3,716	3,548	3,389
Fixed maturities held for trading	23	—	—	—	—
Short-term investments available-for-sale	473	961	1,070	709	852
Other limited partnership investments	327	345	365	342	217
Other investments	4	4	5	—	—

Total investments	$19,383	$21,785	$20,543	$19,663	$19,700

Cash	$55	$33	$58	$110	$151
Accrued investment income	143	160	151	159	165

The following table summarizes the Company’s general account investment results.

Year Ended December 31,	(In millions) Net Investment Income	Earned Net Investment Income Rate

2007	$1,140	5.98%
2006	1,110	5.81%
2005	1,044	5.82%
2004	1,050	5.37%
2003	988	6.23%

1.5 Regulation

Insurance Regulation

The Company and its insurance subsidiaries are licensed to transact life insurance business, accident and health insurance business and annuity business in, and are subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in applicable states. The Company’s insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance, obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The Colorado Department of Insurance (“CO DOI”), the Company’s principal insurance regulator, has received this NAIC accreditation.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of the Company’s insurance and securities businesses.

• Insurance Company Regulation - The Company and its insurance subsidiaries are subject to regulation under the insurance company laws of various jurisdictions. The insurance company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance company that is a member of an insurance holding company system (two or more affiliated persons, one or more of which is an insurer) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various state jurisdictions have broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type and amounts and valuation of investments permitted.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance companies to their parent companies, as well as on transactions between an insurer and its affiliates.

• Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are admitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company has historically recovered more than half of the guaranty assessments through these offsets. The Company has a prepaid asset associated with guaranty fund assessments in the amounts of $1.8 million and $0.9 million at December 31, 2007 and 2006, respectively.

• Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2007, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

• Policy and Contract Reserve Sufficiency Analysis - Annually, the Company and its insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, the Company and its insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualification.

• Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. As of December 31, 2007, the Company and its insurance subsidiaries have surplus and capital well in excess of that required by the regulators.

• Risk-Based Capital (“RBC”) - The Company and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of the Company and its insurance subsidiaries was in excess of the RBC amount.

• Codification - The NAIC adopted the Codification of Statutory Accounting Principles (the “Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The CO DOI has adopted Codification with certain modifications for the preparation of statutory financial statements.

• Regulation of Investments - The Company and its insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments.

• Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, management does not know of any federal legislative initiatives that, if enacted, would adversely impact the Company’s business, results of operations or financial condition.

Broker-Dealer and Securities Regulation

One of the Company’s subsidiaries is subject to regulation by the U.S. Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority. This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and one of its wholly-owned subsidiaries, First Great-West Life & Annuity Insurance Company.

Environmental Considerations

As an owner and operator of real property, the Company is subject to federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. Management cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, it believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on the Company’s business, results of operations or financial condition.

ERISA Considerations

The Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), or the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Company’s activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

1.6 Ratings

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. The Company’s financial strength ratings as of the date of this filing are as follows.

Rating Agency	Measurement	Current Rating

A.M. Best, Inc.	Financial strength, operating performance and business profile	A+ [1]
Fitch Ratings	Financial strength	AA+ [2]
Moody’s Investor Service	Financial strength	Aa3 [3]
Standard & Poor’s Rating Services	Financial strength	AA [2]

[1]	Superior (highest category out of ten categories).

[2]	Very Strong (second highest category out of nine categories).

[3]	Excellent (second highest category out of nine categories).

1.7 Employees

The Company had approximately 6,600 employees at December 31, 2007.

1.8 Available Information

The Company files periodic reports and other information with the SEC. Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549 or by calling the SEC at 1 202 551 8090 (Public Reference Room) or 1 800 SEC 0330 (Office of Investor Education and Assistance). In addition, the SEC maintains an internet website (www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A.
Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory and financial risks and uncertainties. The most significant risks include the following.

Competition could negatively affect the ability of the Company to maintain or increase market share or profitability.

The industry in which the Company operates is highly competitive. The Company’s competitors include insurance companies, mutual fund companies, banks, investment advisers and certain service and professional organizations. Although there has been consolidation in some sectors, no one competitor is dominant. Customer retention is a key factor for continued profitability. Management cannot assure that the

Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets. If the Company fails to do so, its business, results of operations and financial condition could be materially and adversely affected.

See Item 1.3 for a further discussion of competition.

The insurance industry is heavily regulated and changes in regulation may reduce profitability.

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

The Company’s operations and accounts are subject to examination by the CO DOI and other regulators at specified intervals. The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies. The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer’s capital and measure the risk characteristics of an insurer’s assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

See Item 1.5 for a further discussion of regulation.

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

See Item 1.6 for the Company’s current ratings.

Deviations from assumptions regarding future persistency, mortality and interest rates used in calculating reserves for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

The Company maintains policy and contract reserves to cover its estimated liability for unpaid losses and loss adjustment expenses for both reported and unreported claims incurred. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), claims severity and frequency, judicial theories of liability, interest rates and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, catastrophic events, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths. Additionally, there may be a significant reporting delay between the occurrence of an insured event and the time it is reported.

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

See Item 1.3 for a further discussion of reserves.

The Company may be required to accelerate the amortization of deferred acquisition costs or valuation of business acquired, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

Deferred acquisition costs (“DAC”) represent the costs that vary with and are related primarily to the acquisition of new insurance and annuity contracts and is amortized over the expected lives of the contracts. Valuation of business acquired (“VOBA”) represents the present value of future profits embedded in acquired insurance, annuity and investment type contracts and is amortized over the expected effective lives of the acquired contracts. Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums. The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk. The part of the risk the Company retains for its own account is known as the retention. Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its full liability to its policyholders. Accordingly, the Company bears credit risk with respect to its reinsurers. Management cannot make assurances that the Company’s reinsurers will pay all of its reinsurance claims, or that they will pay claims on a timely basis. If the Company becomes liable for risks it has ceded to reinsurers or if its reinsurers cease to meet their obligations to the Company, whether because they are in a weakened position as a result of incurred losses or otherwise, the Company’s results of operations, financial position, and cash flows could be materially adversely affected.

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

See Item 1.3 for a further discussion of reinsurance.

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

The Company manages or administers its general and separate accounts in support of cash and liquidity requirements of its insurance and investment products. The Company’s general account investment portfolio is diversified over a broad range of asset classes, primarily domestic fixed income securities. The fair value of these and other general account invested assets fluctuate depending upon, among other factors, general economic and market conditions. In general, the market value of the Company’s general account fixed maturity securities portfolio increases or decreases in inverse relationship with fluctuations in interest rates.

The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of the Company’s fixed maturity and equity securities could cause the value of these securities and net income to decline and the default rate of the fixed maturity securities to increase. A ratings downgrade affecting particular issuers or securities could have a similar effect. Any event reducing the value of these securities other than on a temporary basis could have an adverse effect on the results of operations and financial condition.

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

Changes in U.S. federal income tax law could make some of the Company’s products less attractive to consumers and increase its tax costs.

Changes in U.S. federal income tax law could make some of the Company’s products less attractive to consumers. For example, the following events could adversely affect the Company’s business.

•	changes in tax laws that would reduce or eliminate tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•

reductions in the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock may provide an incentive for some of the Company’s customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns;

•	changes in applicable regulations that could restrict the ability of some companies to purchase certain BOLI products;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b), 408 and 457 plans and

•	repeal of the federal estate tax.

The Company cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have an adverse effect on its results of operations or financial condition.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the Company’s tax costs. If such legislation is adopted, the results of operations could decline.

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

Item 2.
Properties

The Company’s corporate office facility consists of an 882,000 square foot complex located in Greenwood Village, Colorado. The Company owns its corporate office facilities. The Company leases sales and claims processing offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.
Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.
Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

Part II

Item 5.
Market for Registrant’s Common Equity and Related Stockholder Matters

5.1 Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity. GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares. Dividends paid on the Company’s common stock were $605.0 million, $249.4 million and $221.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Item 6.
Selected Financial Data

The following is a summary of selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2007, 2006 and 2005, and at December 31, 2007 and 2006 has been derived in part from the Company’s audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company. The selected consolidated income statement data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data at December 31, 2005, 2004 and 2003 has been derived in part from the Company’s consolidated financial statements not included elsewhere herein and has not been restated for discontinued operations. However, certain previously reported amounts have been reclassified to conform to the presentation at and for the year ended December 31, 2007. The following information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements appearing in Item 8.

	At and for the Year Ended December 31,

(In millions)	2007	2006	2005	2004	2003

Total revenues	$744	$2,024	$2,012	$2,694	$4,137
Total benefits and expenses	385	1,768	1,764	2,218	3,665

Income from continuing operations	359	256	248	476	472
Provision for income taxes	119	72	66	150	154
Income from discontinued operations [1]	179	153	190	—	—

Net income	$419	$337	$372	$326	$318

Dividends declared	$605	$249	$221	$163	$76

Investment assets	$19,383	$21,785	$20,543	$19,663	$19,700
Separate account assets	18,090	16,290	14,456	14,155	13,175
Total assets	40,291	41,482	37,779	37,093	36,610
Due to parent and affiliates	535	548	241	221	207
Total shareholder’s equity	1,991	2,129	2,062	2,044	1,887

[1]	See Item 1.2, Business of the Company and Note 2 to the accompanying consolidated financial statements for a discussion of the Company’s discontinued operations.

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

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2007 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

7.1 Executive Summary

The Company and its subsidiaries are providers of insurance and other financial service products to a large spectrum of individual, corporate, institutional and governmental customers. The Company offers life insurance and annuities to individuals, while corporations and other institutions are offered retirement and savings products and services.

On November 26, 2007, the Company and certain of its subsidiaries entered into a definitive Asset and Stock Purchase Agreement to sell substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”), subject to regulatory and certain other approvals. The transaction is expected to be completed during the second quarter of 2008. The business to be sold, formerly reported as the Company’s Healthcare segment, is the vehicle through which the Company markets and administers group life and health insurance to small and mid-sized employers. CIGNA will acquire from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.

The Company’s operations are organized into three business segments: Individual Markets, Retirement Services and Other. There is no legal separation of the three segments.

In assessing the performance of the Individual Markets and Retirement Services segments, management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary points of focus. The life insurance, savings and investments marketplace is also highly competitive. Competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations.

Strong sales and strategic partnerships led the way to another year of growth for both the Individual Markets and Retirement Services segments in 2007.

In 2007 Individual Markets focused on strengthening relationships with key distributors which translated into substantial sales growth. New relationships developed in 2007 should contribute to continued sales growth in 2008. With the Company’s independent distributors, it will continue to focus its efforts on growing market share in the community bank, regional bank and mid-sized corporate markets. Substantial opportunities exist for growth through the Retirement Services distribution channel with the Individual Retirement Bonus product, introduced in November 2007. This product provides a tax advantaged non-qualified retirement savings vehicle for small business owners and their key employees.

The Retirement Services area completed the transition and integration of the MetLife and U.S. Bank 401(k) businesses acquired in 2006. Retirement Services expanded distribution in 2007 by adding new advisor and brokerage relationships as wells as new national distribution channels. The combined sales force, including wholesalers, relationship managers and client service specialists, now includes over 400 individuals who are fully dedicated to expanding the retirement block of business along with providing excellent customer service. The expansion of our distribution channels contributed to record organic growth in 401(k) plan sales in 2007. Large plan sales in government markets in 2007, which will be implemented in early 2008, will add more than 250,000 participants.

In 2007, the Company’s registered investment advisor subsidiary, Advised Assets Group, LLC, continued to meet plan sponsor demand for the tools to help participants deal with the complexities of retirement planning and investing. The Company experienced record growth in sales of managed accounts reaching $1.7 billion in assets under management. In 2008, the Company will continue to offer the managed account service to existing and new customers within Retirement Services.

The Company is committed to providing exceptional service and high value to life and annuity policyholders. It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

In 2007, the Company’s Other segment grew as a result of the amendment to the reinsurance agreement between GWSC and CLAC.

7.2 Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments. Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that its most critical accounting estimates include the following. Many of these policies, estimates and related judgments are common in the insurance and financial services industries.

•	Valuation of investments and other-than-temporary impairments

•	Recognition of income on certain investments

•	Valuation and accounting for derivative instruments

•	Policy and contract reserves and claims

•	Deferred acquisition costs and value of business acquired

•	Goodwill

•	Employee benefit plans

•	Taxes on income

Valuation of investments, other-than-temporary impairments and recognition of income on certain investments

The Company’s principal investments are in available-for-sale fixed maturity and equity securities, mortgage and policy loans, limited partnership interests and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments and the recognition of income on certain investments.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at their estimated fair value with the related net unrealized gains or losses, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in its consolidated balance sheet.

The fair values for public fixed maturity and equity securities are based upon quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated. To determine estimated fair value for these instruments, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments. The fair value of approximately 28% of the Company’s fixed maturity investments at December 31, 2007 are estimated using these methodologies.

One of the significant estimates related to the fair value of available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether an other-than-temporary impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations and future earnings potential of the issuer.

Considerations used by the Company’s management in the impairment evaluation process include, but are not limited to, the following:

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

The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records write-downs as realized losses and adjusts the cost basis of the securities accordingly. The Company does not adjust the revised cost basis for subsequent recoveries in value.

Mortgage loans, which comprise 6.2% of the Company’s investments at December 31, 2007, are carried at their unpaid principal balances, net of allowances for credit losses. The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. In determining the ultimate adequacy of the allowance for mortgage loans, greater consideration is given to the individual mortgage characteristics and related collateral.

See Notes 6 and 7 to the accompanying consolidated financial statements for more information regarding the Company’s invested assets and their fair valuation.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Valuation and accounting for derivative instruments

The Company enters into limited derivative transactions which include the use of interest rate swaps, credit default swaps, foreign currency exchange contracts and United States government treasury futures. The Company uses these derivative instruments to manage various risks, including interest rate risk, market credit risk and foreign exchange risk associated with its invested assets. Derivative instruments are not used for speculative reasons.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is generally limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. Essential to the analysis of fair value is the risk of counterparty default. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred or are expected to occur.

Fair value of derivatives is determined by quoted market prices or though the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity.

The accounting for derivative instruments is complex. The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges and (iii) derivatives not qualifying for hedge accounting.

•          Fair value hedges - Written call options are used in conjunction with interest rate swap agreements to effectively convert fixed rate bonds to variable rate bonds as part of the Company’s overall asset/liability matching program. Changes in the fair value of a derivative instrument that has been designated as a fair value hedge are recorded in current period earnings.

•          Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Interest rate caps are interest rate protection instruments that require the payment by a counterparty to the Company of an interest rate differential only if interest rates rise to certain levels. The differential represents the difference between current interest rates and an agreed upon rate, the strike rate, applied to a notional principal amount. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Purchased put options are used to protect against significant drops in equity markets. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date. The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income on the condensed consolidated balance sheet and is reclassified to earnings when the cash flow of the hedged item impacts earnings. The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

•          Derivatives not qualifying for hedge accounting - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company utilizes United States government treasury futures as a method of adjusting the duration of the overall portfolio. A change in the fair value of a derivative instrument that does not qualify for hedge accounting treatment is recognized in net investment income in the period of the change and may result in significant volatility.

See Note 6 to the accompanying consolidated financial statements for more information regarding the Company’s derivative instruments.

Policy and contract reserves and claims

•	Policy and contract reserves

The Company establishes liabilities for amounts payable under insurance policies and annuity contracts. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

•	Policy and contract claims

Policy and contract liabilities for unpaid claims and claim expenses for life and health policies represent the amount estimated for claims that have been reported but not yet settled and claims incurred but not yet reported. Liabilities for unpaid claims are valued in accordance with the terms of the related policies and contracts. Liabilities for claims incurred but not yet reported are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. The effects of changes in estimated liabilities are included in the results of operations in the period in which the changes occur.

•          Reinsurance reserves

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are presented as reinsurance receivables in the Company’s consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults.

See Notes 1 and 8 to the accompanying consolidated financial statements for more information regarding the Company’s policy and contract reserves.

Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)

The Company incurs significant costs in connection with acquiring new and renewal insurance business. DAC varies with and relates to costs that consist primarily of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force life insurance contracts acquired and represents the portion of the purchase price allocated to the value of the right to receive future cash flows from the acquired business. VOBA is based upon actuarially determined projections, by block of business, of future policy and contract charges, premiums, mortality and morbidity, performance, surrenders, operating expenses, investment returns and other factors. DAC and VOBA are amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums, depending upon the type of contract as discussed below. The recovery of both DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

DAC and VOBA associated with annuity and investment-type products are being amortized over the life of the contracts in proportion to the emergence of estimated gross profits. DAC and VOBA associated with traditional life insurance products are amortized over the premium-paying period of the related policies in proportion to the present value of estimated premium revenues recognized.

Each reporting period, the Company updates the estimated present values of gross profits and premium revenue for that period. When the actual gross profits or premium change from previous estimates, the cumulative DAC and VOBA amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings. When actual gross profits or premiums exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits and premiums are below those previously estimated. These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.

See Note 9 to the accompanying consolidated financial statements for more information regarding the Company’s recorded DAC and VOBA.

Goodwill

Goodwill is the excess of the cost over the fair value of assets acquired less the fair value of liabilities assumed. The establishment of goodwill requires management to make significant estimates and assumptions about the fair value of the assets acquired and liabilities assumed. The allocation process includes, among other measures, a review of relevant information about the assets and liabilities, independent appraisals and other valuation methodologies. Goodwill is assigned to the Company’s operating segment where the assets and liabilities are recorded.

The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate or the segment’s future earning potential, indicate that there may be justification for conducting an interim test.

The fair value of the reporting segment is determined using an earnings and equity analysis which is compared with a similar measure of peer companies. If the carrying value of recorded goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against earnings in the period in which the impairment was identified.

See Note 10 to the accompanying consolidated statements for more information regarding the Company’s recorded goodwill.

Employee benefit plans

The Company sponsors pension and other post retirement benefit plans in various forms covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of estimates and assumptions, such as the discount rate applied to pension obligations, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its independent consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used will differ, and may differ materially, from actual results due to, among other factors, changing market and economic conditions, higher or lower withdrawal rates and changes in participant demographics. These assumptions are subjective in many cases and have an important effect on the Company’s pension and post retirement benefit obligations.

See Note 16 to the accompanying consolidated statements for more information regarding the Company’s employee benefit plans.

Taxes on income

The Company’s effective tax rate is based upon expected income and statutory income tax rates and prudent available tax planning opportunities. In the determination of the Company’s effective income tax rate, management considers judgments regarding its business plans, planning opportunities and expectations about their future outcomes. Certain changes or future events, such as changes in tax legislation and the commencement or completion of tax audits, could have an impact on management’s estimates and the Company’s effective tax rate.

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

As described more fully in Item 7.11, Application of Recent Accounting Pronouncements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements. A tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. During the current year, the Company executed closing agreements with the Internal Revenue Service (the “IRS”) for all federal examinations on tax years 1994 through 2004. Tax years 2005 and 2006 are still open to federal examination by the IRS. The Company is not currently under federal examination.

See Note 17 to the accompanying consolidated statements for more information regarding taxes on income.

7.3 Company Results of Operations

As more fully described in Note 5 to the accompanying consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

As more fully described in Note 3 to the accompanying consolidated financial statements, the Retirement Services segment closed on two separate agreements to acquire certain 401(k) business in the fourth quarter of 2006. The first of these agreements closed on October 2, 2006. The agreement was a 100% reinsurance transaction to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from MetLife. The second agreement, which closed on December 29, 2006, acquired the bundled, full-service defined contribution business from U.S. Bank. The combination of the two agreements resulted in the addition of nearly 4,300 plans and 440,000 participant accounts with participant account values in excess of $16.7 billion.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Company for the years ended December 31, 2007 and 2006.

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	($857)	$582
Fee income	463	341
Net investment income	1,140	1,110
Net realized investment gains	(2)	(9)

Total revenues	744	2,024

Policyholder benefits	(225)	1,321
Operating expenses	610	447

Total benefits and expenses	385	1,768

Income from continuing operations before income taxes	359	256
Income tax expense	119	72

Income from continuing operations	240	184
Income from discontinued operations	179	153

Net income	$419	$337

Deposits to separate accounts	$2,892	$2,459
Deposits to investment-type contracts [1]	1,248	1,041
Withdrawals from investment-type contracts	2,037	1,826

1 Includes $75 million and $68 million during the years ended December 31, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 5 to the accompanying consolidated financial statements.

Net Income

The Company’s consolidated net income increased by $82 million, or 24.3%, to $419 million during the year ended December 31, 2007 when compared to 2006. The increase in net income is primarily due to a $26 million increase in income from the discontinued operations of the Company’s former Healthcare segment, a $22 million gain recognized upon the termination of the CLAC reinsurance agreement and a $24 million increase in Retirement Services due to higher fee income as a result of the addition to assets under management resulting from the acquisitions of the MetLife 401(k) business and the U.S. Bank block of business.

Revenues

Excluding the one time recording of negative premium revenue in the amount of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium revenues decreased by $52 million, or 8.9%, to $530 million during the year ended December 31, 2007 from $582 million in 2006. The decrease in premium revenue is primarily due to the absence of premiums for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Fee income increased by $122 million, or 35.7%, to $463 million during the year ended December 31, 2007 from $341 million in 2006. The increase is attributable to the addition of participant accounts and related account balances from the acquired blocks of business from MetLife and U.S. Bank in late 2006 and improvements in the United States equity markets during 2007.

Policyholder Benefits

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments. Excluding the one time recording of a decrease in policy reserves of $1,453 million resulting from the termination of the CLAC reinsurance agreement, policyholder benefits decreased by $93 million, or 7.0%, to $1,228 million during the year ended December 31, 2007 from $1,321 in 2006. The decrease is primarily due to the absence of the reinsured life, health and annuity business in the Individual Markets segment for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Operating Expenses

Operating expenses include general and administrative expenses, commissions, premium taxes, interest on long-term debt, and amortization of deferred acquisition costs and value of business acquired. Total operating expenses increased by $163 million, or 36.5%, to $610 million during the year ended December 31, 2007 from $447 in 2006. The increase is attributable to $62 million of amortization of deferred acquisition cost associated with the termination of the CLAC reinsurance agreement, increased administrative costs and commissions associated with the MetLife 401(k) and U.S. Bank acquisitions and higher interest expense associated with the issuance of the $333 million surplus note in mid 2006.

Income Taxes

Income tax expense increased by $46 million, or 63.0%, during the year ended December 31, 2007 when compared to 2006. This increase was primarily due to the 39.7% increase in the Company’s pretax income and the increase in the Company’s 2007 effective tax rate, from 28.2% during 2006 to 33.1% during 2007, as a result of lower tax credits and a reduction in tax contingencies during 2006 that did not reoccur in 2007.

Income From Discontinued Operations

Income from discontinued operations increased by $26 million, or 17.0%, to $179 million during the year ended December 31, 2007 when compared to 2006. The increase is primarily the result of higher net investment gains, improved specific stop loss margins on the healthcare business and higher fee revenue, inclusive of pharmacy revenue.

Other

In evaluating the results of its operations, management considers changes in deposits to separate accounts, deposits received for and withdrawals paid from investment-type contracts.

Deposits for separate accounts increased by $433 million, or 17.6%, to $2,892 million, during the year ended December 31, 2007 from $2,459 when compared to 2006. The increase is due primarily to an increase in business owned life insurance and individual annuity sales in the Individual Markets segment, increases due to activity related to the acquired blocks of business from MetLife and U.S. Bank and higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $207 million, or 19.9%, to $1,248 million, during the year ended December 31, 2007 from$ 1,041 in 2006. This increase is primarily attributable to higher sales and additional deposits from the MetLife 401(k) acquisition, partially offset by the absence of investment-type contract activity associated with the terminated CLAC reinsurance agreement.

Withdrawals from investment-type contracts increased by $211 million, or 11.6%, to $2,037 during the year ended December 31, 2007 from $1,826 in 2006. This increase is primarily attributable to $497 million of withdrawals related to the terminated CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Company for the years ended December 31, 2006 and 2005.

	Year Ended December 31,

Income Statement Data (In millions)	2006	2005

Premium income	$582	$646
Fee income	341	303
Net investment income	1,110	1,044
Net realized investment gains	(9)	19

Total revenues	2,024	2,012

Policyholder benefits	1,321	1,404
Operating expenses	447	360

Total benefits and expenses	1,768	1,764

Income from continuing operations before income taxes	256	248
Income tax expense	72	67

Income from continuing operations	184	181
Income from discontinued operations	153	191

Net income	$337	$372

Deposits to separate accounts	$2,459	$2,126
Deposits to investment-type contracts [1]	1,041	1,159
Withdrawals from investment-type contracts	1,826	1,392

1 Includes $68 million and $363 million during the years ended December 31, 2006 and 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 5 to the accompanying consolidated financial statements.

Net Income

The Company’s consolidated net income decreased by $35 million, or 9.4%, to $337 million for the year ended December 31, 2006 from $372 million in 2005. The decrease in net income was primarily within the discontinued operations of the Company’s former Healthcare segment. During 2006, the discontinued operations of the Company’s former Healthcare segment experienced a deterioration in the aggregate stop loss claims experience in all segments, except Specialty Markets, and individual stop loss claims experience in all segments. The income from continuing operations increased slightly.

Revenues

Total revenues increased slightly by $12 million, or 0.5%, to $2,024 million during the year ended December 31, 2006 from $2,012 million in 2005. Premium revenue decreased by $64 million partially due to the run-off of older closed blocks of traditional life insurance and annuity business in the Individual Markets segment.

Offsetting the decrease in premium income was an increase in fee income of $38 million, or 12.5%, to $341 million during the year ended December 31, 2006 from $303 million, principally in the Retirement Services segment. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income increased by $66 million, or 6.3%, to $1,110 million during the year ended December 31, 2006 from $1,044 million in 2005. This increase is primarily due to a $21 million reduction in the loss resulting from the change in the market value of the embedded derivative on the CLAC funds withheld reinsurance agreement during the year ended December 31, 2006 compared to 2005 and an increase in invested assets resulting from the MetLife 401(k) acquisition.

The net realized gains on investments of $19 million in 2005 are primarily the result of a large one time gain on the sale of an equity investment.

Policyholder Benefits

Total policyholder benefits decreased by $84 million, or 6.0%, to $1,320 during the year ended December 31, 2006 from $1,404 in 2005. The decrease was also primarily due to the aforementioned run-off of older closed blocks of traditional life insurance and annuity business in the Individual Markets segment.

Operating Expenses

Total operating expenses increased by $87 million, or 24.2%, to $447 million during the year ended December 31, 2006 when compared to 2005 primarily as a result of:

•          an increase of $26 million of general and administrative expenses and commissions associated with the 2006 activity from the GWSC reinsurance agreement with CLAC;

•          an increase of $31 million, or 32.0%, of 401(k) business operating expenses primarily related to the acquisition of the MetLife business;

•          an increase in the Individual Markets segment commissions of $12 million, or 40.1%, primarily due to increased BOLI sales and

•          an increase in interest expense of $16 million due to the issuance of a $333 million surplus note in May of 2006.

Income Taxes

Income tax expense increased by $6 million, or 9.0%, during the year ended December 31, 2006 when compared to 2005. This increase was primarily due to the slight 3.6% increase in the Company’s pretax income and an increase in its 2006 effective tax rate, from 26.9% during 2005 to 28.2% during 2006.

Income From Discontinued Operations

Net income from discontinued operations decreased by $38 million, or 19.9%, to $153 million during the year ended December 31, 2006 from $191 million in 2005. The decrease is the result of a deterioration in the aggregate stop loss claims experience in all segments. These results were partially offset by increased investment gains, administrative fees on higher membership and Pharmacy Benefit Management revenue.

Other

Deposits for separate accounts increased by $333 million, or 15.7%, to $2,459 million, during the year ended December 31, 2006 from $2,126 in 2005. The increase is due primarily to an increase in business owned life insurance and individual annuity sales in the Individual Markets segment.

Deposits to investment-type contracts decreased by $118 million, or 10.2%, to $1,041 million, during the year ended December 31, 2006 from $1,159 in 2005. This decrease is primarily attributable to the purchase in 2005 of $363 million of the Company’s guaranteed interest annuity contracts by the Maxim Series Fund, Inc. as compared to the purchase of $68 million during 2006. This decrease was partially offset by a $132 million increase in BOLI sales during the year ended December 31, 2006 when compared to 2005.

Withdrawals from investment-type contracts increased by $434 million, or 31.2%, to $1,826 million during the year ended December 31, 2006, from $1,392 in 2005. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

7.4 Individual Markets Segment Results of Operations

As more fully described in Note 5 to the accompanying consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which the Company had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2007 and 2006.

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	($1,027)	$447
Fee income	69	42
Net investment income	759	766
Net realized investment gains	(8)	(3)

Total revenues	(207)	1,252

Policyholder benefits	(578)	1,011
Operating expenses	191	101

Total benefits and expenses	(387)	1,112

Income before income taxes	180	140
Income tax expense	60	48

Net income	$120	$92

Deposits to separate accounts	$601	$408
Deposits to investment-type contracts	292	321
Withdrawals from investment-type contracts	824	628

The following is a summary of the Individual Markets segment participant accounts at December 31, 2007 and 2006.

	December 31,

(In thousands)	2007	2006

Policy and Participant Accounts	424	441

Net Income

The Individual Markets segment net income increased by $28 million, or 30.4%, to $120 million during the year ended December 31, 2007 from $92 million during 2006. The increase in net income is primarily due to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and increased fee revenues.

Revenues

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $87 million, or 19.5%, to $360 million during the year ended December 31, 2007 from $447 during 2006. The decrease is primarily due to the absence of the reinsured life, health and annuity business for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Fee income increased by $27 million, or 64.3%, to $69 million during the year ended December 31, 2007 from $42 million in 2006. The increase is due to higher participant account values primarily due to increased sales of the BOLI separate account product and individual annuity separate account product. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income decreased by $7 million, or 1.0%, to $759 million during the year ended December 31, 2007 from $766 million in 2006.

Net realized losses on investments increased by $5 million to a loss of $8 million during the year ended December 31, 2007 when compared to a loss of $3 million during 2006.

Benefits and Expenses

Excluding the one time recording of a decrease in policy reserves of $1,453 million related to the termination of the CLAC reinsurance agreement, policyholder benefits decreased by $135 million, or 13.4% to $875 million during the year ended December 31, 2007 when compared to 2006. The decrease is primarily due to the absence of the reinsured life, health and annuity business for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Operating expenses increased by $90 million, or 89.1% to $191 million during the year ended December 31, 2007 when compared to 2006. The increase is primarily attributable to an additional $63 million in VOBA amortization related to the termination of the CLAC reinsurance agreement and a $19 million increase in VOBA amortization in the normal course of business.

Other

Deposits to separate accounts increased by $193 million, or 47.3%, to $601 million, during the year ended December 31, 2007 when compared to 2006. The increase is due primarily to increased sales of the BOLI separate account product.

Deposits to investment-type contracts decreased by $29 million, or 9.0%, to $292 million, during the year ended December 31, 2007 when compared to 2006. This decrease is largely due to the absence of reinsurance activity in the second half of 2007 from the business in the terminated CLAC reinsurance agreement.

Withdrawals from investment-type contracts increased by $196 million, or 31.2%, during the year ended December 31, 2007, when compared to 2006. This increase is primarily attributable to $497 million of withdrawals related to the CLAC reinsurance agreement which was partially offset by a decrease in contractually scheduled maturities of guaranteed investment contracts.

The slight decrease in participant accounts is primarily the result of maturities and policy surrenders.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2006 and 2005.

	Year Ended December 31,

Income Statement Data (In millions)	2006	2005

Premium income	$447	$473
Fee income	43	40
Net investment income	766	755
Net realized investment gains	(4)	16

Total revenues	1,252	1,284

Policyholder benefits	1,010	1,052
Operating expenses	101	100

Total benefits and expenses	1,111	1,152

Income before income taxes	141	132
Income tax expense	49	37

Net income	$92	$95

Deposits to separate accounts	$408	$172
Deposits to investment-type contracts	321	96
Withdrawals from investment-type contracts	628	572

The following is a summary of the Individual Markets segment participant accounts at December 31, 2006 and 2005.

	December 31,

(In thousands)	2006	2005

Policy and Participant Accounts	441	454

Net Income

The Individual Markets segment net income decreased slightly by $3 million, or 3.1%, to $92 million during the year ended December 31, 2006 from $95 million during 2005.

Revenues

Premium revenue decreased by $26 million, or 5.5%, to $447 million during the year ended December 31, 2006 when compared to 2005. The decrease is due to the run-off of the older closed blocks of traditional life insurance and annuity business.

Net investment income increased slightly by $11 million, or 1.5%, to $766 million during the year ended December 31, 2006 from $755 million in 2005.

Benefits and Expenses

Total benefits and expenses decreased by $41 million, or 3.6%, to $1,111 million during the year ended December 31, 2006 when compared to 2005. This also is primarily due to the run-off of the closed traditional blocks of business.

Other

Deposits for separate accounts increased by $236 million, or 137.2%, to $408 million, during the year ended December 31, 2007 when compared to 2006. The increase is primarily due to increased sales of the BOLI separate account product.

Deposits for investment-type contracts increased by $225 million, or 234.4%, during the year ended December 31, 2006 when compared to 2005. The increase was due to increased sales of the BOLI general account product.

Withdrawals from investment-type contracts increased by $56 million, or 9.87%, during the year ended December 31, 2006, when compared to 2005. This increase is primarily attributable to an increase in contractually scheduled maturities of guaranteed investment contracts.

Outlook

The Company recognizes that the financial services marketplace is very dynamic and continues to change. By continued reinvestment in the Company’s infrastructure through technology enhancements and through service and product offerings, the Company plans to continue to grow the business in 2008.

In 2007 Individual Markets focused on strengthening relationships with key distributors, which translated into substantial sales growth. New relationships developed in 2007 should contribute to continued sales growth in 2008. With our independent distributors, we will continue to focus our efforts on growing our market share in the community bank, regional bank and mid-sized corporate markets. We see substantial opportunities for growth through our Retirement Services distribution channel with the Individual Retirement Bonus product, introduced in November 2007. This product provides a tax advantaged non-qualified retirement savings vehicle for small business owners and their key employees.

7.5 Retirement Services Segment Results of Operations

As more fully described in Note 3 to the accompanying consolidated financial statements, the Retirement Services segment closed on two separate agreements to acquire certain 401(k) business in the fourth quarter of 2006. The first of these agreements closed on October 2, 2006. The agreement was a 100% reinsurance transaction to acquire several parts of the full service-bundled, small and midsized 401(k) as well as some defined benefit plan business from MetLife. The second agreement, which closed on December 29, 2006, acquired the bundled, full-service defined contribution business from U.S. Bank. The combination of the two agreements resulted in the addition of nearly 4,300 plans and 440,000 participant accounts with participant account values in excess of $16.7 billion.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2007 and 2006.

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	$5	$10
Fee income	389	294
Net investment income	351	304
Net realized investment gains	5	(5)

Total revenues	750	603

Policyholder benefits	225	195
Operating expenses	339	274

Total benefits and expenses	564	469

Income before income taxes	186	134
Income tax expense	58	30

Net income	$128	$104

Deposits to separate accounts	$2,290	$2,050
Deposits to investment-type contracts [1]	948	720
Withdrawals from investment-type contracts	1,213	1,198

1 Includes $75 million and $68 million during the years ended December 31, 2007 and 2006, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 5 to the accompanying consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at December 31, 2007 and 2006.

	December 31,

(In thousands)	2007	2006

Participant Accounts	3,520	3,414

Net Income

The Retirement Services segment net income increased by $24 million, or 23.1%, to $128 million during the year ended December 31, 2007 from $104 million during 2006. The increase in the Retirement Services segment’s net income was primarily attributed to the net income from the MetLife and U.S. Bank acquisitions which were acquired during the fourth quarter of 2006.

Revenues

Fee income increased by $95 million, or 32.3%, to $389 million during the year ended December 31, 2007 from $294 million during 2006. The increase is primarily related to increased participant accounts and increased participant balances from the acquired blocks of business and improvements in the United States equity markets.

Net investment income increased by $47 million, or 15.4%, to $351 million during the year ended December 31, 2007 from $304 million in 2006. This increase is primarily due to increased invested assets related to the MetLife acquisition in October 2006.

Net realized gains (losses) on investments increased by $10 million to a gain of $5 million during the year ended December 31, 2006 when compared to a loss of $5 million during 2006. The increase is primarily attributable to gains on repurchase agreement financing transactions.

Benefits and Expenses

Policyholder benefits increased by $30 million, or 15.3% to $225 million during the year ended December 31, 2007 when compared to 2006. The increase is largely due to the increased benefits from the MetLife and U.S. Bank acquisitions.

Operating expenses increased by $65 million, or 23.7%, to $339 million during the year ended December 31, 2007 when compared to 2006. The increase is attributable to an increase in the 401(k) line of business primarily related to the acquisition of the MetLife and U.S. Bank business in 2006.

Other

Deposits for separate accounts increased by $240 million, or 11.7%, to $2,290 million, during the year ended December 31, 2007 when compared to 2006. The increase is due primarily to activity related to the acquired blocks, higher sales and transfers from unaffiliated retail investment options.

Deposits to investment-type contracts increased by $228 million, or 31.7%, to $948 million, during the year ended December 31, 2007 when compared to 2006. This increase is primarily attributable to increased sales and additional deposits from the MetLife acquisition.

Withdrawals from investment-type contracts increased by $15 million, or 1.3%, during the year ended December 31, 2007, when compared to 2006. This increase is primarily attributable to withdrawals from participant accounts acquired from MetLife.

The following table provides information for the Retirement Services’ participant account values at December 31, 2007 and 2006.

	Year Ended December 31,

(In millions)	2007	2006

General Account - Fixed Options:
Public / Non-profit	$3,342	$3,517
401(k)	2,656	2,555

	$5,998	$6,072

Separate Accounts - Variable Options:
Public / Non-profit	$6,457	$6,004
401(k)	6,920	6,363

	$13,377	$12,367

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$46,319	$41,501
401(k)	22,386	23,580
Institutional	27,509	26,044

	$96,214	$91,125

Retirement participant accounts, including third-party administration and institutional accounts, at December 31, 2006 of 3,520 thousand increased by 3.1% from 3,414 thousand at December 31, 2006. Higher sales and organic growth on existing plans and new institutional recordkeeping clients contributed to the increase.

Account values invested in the general account fixed investment options have decreased by 1.2% at December 31, 2007 compared to 2006.

Account values invested in the separate account variable investment options have increased by 8.2% at December 31, 2007 compared to 2006 due to higher sales, additional deposits from the blocks acquired at the end of 2006 and the improvement in the United States equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by 5.6% at December 31, 2007 compared to 2006. The increase is primarily attributable to an increase in participants and improvement in the United States equity markets.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2006 and 2005.

	Year Ended December 31,

Income Statement Data (In millions)	2006	2005

Premium income	$10	$6
Fee income	293	258
Net investment income	304	277
Net realized investment gains	(4)	7

Total revenues	603	548

Policyholder benefits	195	186
Operating expenses	274	237

Total benefits and expenses	469	423

Income before income taxes	134	125
Income tax expense	30	32

Net income	$104	$93

Deposits to separate accounts	$2,050	$1,954
Deposits to investment-type contracts [1]	720	1,063
Withdrawals from investment-type contracts	1,198	820

1 Includes $68 million and $363 million during the years ended December 31, 2006 and 2005, respectively, of the Company’s guaranteed interest annuity contracts purchased by affiliated funds or other separate account investment options as discussed in Note 5 to the accompanying consolidated financial statements.

The following is a summary of the Retirement Services segment participant accounts at December 31, 2006 and 2005.

	December 31,

(In thousands)	2006	2005

Participant Accounts	3,414	2,767

Net Income

The Retirement Services segment net income increased by $11 million, or 11.8%, to $104 million during the year ended December 31, 2006 from $93 million during 2005. The increase in the Retirement Services segment’s net income was primarily attributed to higher fee and net investment income during 2006 net of higher policyholder benefits and other operating expenses.

Revenues

Fee income increased by $35 million, or 13.6%, to $293 million during the year ended December 31, 2006 from $258 million during 2005. The increase is primarily related to new institutional partner relationships and improvement in the United States equity markets. Retirement participant accounts, including third-party administration and institutional accounts, increased by 23.4% during 2006 from 2,767 thousand at December 31, 2005 to 3,414 thousand at December 31, 2006.

Net investment income increased by $27 million, or 9.7%, to $304 million during the year ended December 31, 2006 from $277 million in 2005. This increase is primarily due to increased invested assets from the MetLife acquisition.

Benefits and Expenses

Total policyholder benefits and operating expenses increased by $46 million, or 10.9%, to $469 million during the year ended December 31, 2006 when compared to 2005. This increase is primarily due to the MetLife acquisition.

Other

Deposits to the separate accounts increased by $96 million, or 4.9%, during the year ended December 31, 2006 when compared to 2005. The increase was primarily due to increased sales.

Deposits for investment-type contracts decreased by $343 million, or 32.3%, during the year ended December 31, 2006 when compared to 2005. This decrease is primarily attributable to the purchase during 2005 of $363 million of the Company’s guaranteed interest annuity contracts by an affiliate, Maxim Series Fund, Inc. as compared to the purchase of $68 million during 2006.

Withdrawals from investment-type contracts increased by $378 million, or 46.1%, during the year ended December 31, 2006, when compared to 2005. This increase is primarily attributable to increased transfers from general account investment options to separate account investment and unaffiliated retail investment options and from increased policy maturities.

Outlook

Strong sales and strategic partnerships led the way to another year of growth for the Retirement Services segment in 2007.

The Retirement Services area completed the transition and integration of two important blocks of 401(k) business acquired in 2006. Retirement Services expanded distribution in 2007 by adding new advisor and brokerage relationships as wells as new national distribution channels. The combined sales force, including wholesalers, relationship managers and client service specialists, now includes over 400 individuals who are fully dedicated to expanding the retirement block of business along with providing excellent customer service. The expansion of our distribution channels contributed to record organic growth in 401(k) plan sales in 2007. Large plan sales in government markets in 2007, which will be implemented in early 2008, will add over 250,000 participants.

In 2007, the Company’s registered investment advisor subsidiary, Advised Assets Group, LLC, continued to meet plan sponsor demand for the tools to help participants deal with the complexities of retirement planning and investing. The Company experienced record growth in sales of managed accounts reaching over $1.7 billion in assets under management. In 2008, the Company will continue to offer the managed account service to existing and new customers within Retirement Services.

7.6 Other Segment Results of Operations

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2007 and 2006.

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	$165	$125
Fee income	5	5
Net investment income	30	40
Net realized investment gains	1	(1)

Total revenues	201	169

Policyholder benefits	128	115
Operating expenses	80	72

Total benefits and expenses	208	187

Income before income taxes	(7)	(18)
Income tax expense	1	(6)

Net income	($8)	($12)

The results of operations of the Company’s Other segment is substantially comprised of the activity under the assumption reinsurance agreement between GWSC and CLAC. During the year ended December 31, 2007, premium income and policyholder benefits increased by 32.0% and 11.3%, respectively, when compared to 2006. The increase in both is primarily attributable to the $34 million of both premium income and increase in reserves that was recorded pursuant to the July 3, 2007 reinsurance agreement amendment partially offset by a $31 million decrease in reserves in the normal course of business. The remaining activity in the Other segment is largely comprised of an increase in interest expense of $8 million due to the issuance of a $333 million surplus note in May of 2006 and minor fluctuations within the corporate area of the Company’s business.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2006 and 2005.

	Year Ended December 31,

Income Statement Data (In millions)	2006	2005

Premium income	$125	$167
Fee income	5	5
Net investment income	40	12
Net realized investment gains	(1)	(4)

Total revenues	169	180

Policyholder benefits	115	166
Operating expenses	72	23

Total benefits and expenses	187	189

Income before income taxes	(18)	(9)
Income tax expense	(6)	(2)

Net income	($12)	($7)

On December 31, 2005, the Company recorded $167 million in both premium income and increase in reserves when GWSC and CLAC entered into the aforementioned reinsurance agreement. The decrease in both premium income and policyholder benefits is the result of the normal reinsurance activity during 2006. Net investment income and operating expenses include $12 million and $26 million, respectively, of GWSC reinsurance activity in 2006 compared to $0 in 2005. The remaining activity in the Other segment is largely comprised of an increase in interest expense of $14 million due to the issuance of a $333 million surplus note in May of 2006 and minor fluctuations within the corporate area of the Company’s business.

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

A summary of the Company’s general account invested assets at December 31, 2007 and 2006 follows:

	December 31,

(In millions)	2007	2006

Fixed maturities available-for-sale	$13,551	$15,310
Fixed maturities held for trading	23	—
Mortgage loans on real estate	1,207	1,338
Short-term investments, available-for-sale	473	961
Equity investments available-for-sale	30	29
Policy loans	3,768	3,798
Other limited partnership investments	327	345
Other investments	4	4

Total invested assets	$19,383	$21,785

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

The distribution of the Company’s fixed maturity portfolio by credit rating at December 31, 2007 and 2006 is summarized as follows:

	December 31,

Credit Rating	2007	2006

AAA	59.5%	61.2%
AA	7.9%	7.5%
A	14.3%	14.7%
BBB	16.5%	14.8%
BB and below (Non-investment grade)	1.8%	1.8%

Total	100.0%	100.0%

At December 31,2007, the Company had 13 bonds in default with carrying values in the amount of $11.1 million (0.1% of the total fixed maturity investment portfolio), compared to 19 bonds with carrying values in the amount of $13.0 million (0.1% of the total fixed maturity investment portfolio) at December 31, 2006.

The following tables summarize the fair values and gross unrealized losses on fixed maturity investments, where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2007 and 2006.

(Dollars in thousands) December 31, 2007	Number of Securities	Estimated Fair Value	Unrealized Loss

Six months or less	11	$74	$22
Six to twelve months	1	—	—
More than twelve months	3	10	28

Total	15	$84	$50

(Dollars in thousands) December 31, 2006	Number of Securities	Estimated Fair Value	Unrealized Loss

Six months or less	6	$—	$1
Six to twelve months	—	—	—
More than twelve months	1	13	45

Total	7	$13	$46

For the year ended December 31, 2007, the unrealized losses are generally related to mortgaged-backed securities. For the year ended December 31, 2006, the unrealized losses are generally related to asset-

backed securities with small business loan collateral. The Company considers these investments to be only temporarily impaired.

During the years ended December 31, 2007 and 2006, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amounts of $34.5 million and $6.1 million, respectively. The write-downs during the year ended December 31, 2007 generally related to assets the Company no longer had the intent to hold until recovery due to the termination of the CLAC reinsurance agreement and assets associated with repurchase agreement financing transactions. The write-downs during the year ended December 31, 2006 generally related to asset-backed securities with manufactured housing collateral and corporate debt securities in the automobile industry.

See Note 6 to the accompanying consolidated financial statements for a further discussion of impaired fixed maturity investments.

Mortgage Loans

During 2007, the mortgage loan portfolio decreased by 9.8% to $1.2 billion, net of allowances for credit losses.

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

The average balance of impaired loans decreased to $6.2 million during the year ended December 31, 2007 compared to $11.8 million during the year ended December 31, 2006. There were no properties acquired through foreclosure during 2007 or 2006. The low levels of problematic mortgage loans relative to the Company’s overall financial position are due to its active loan management program.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2007 and 2006, the Company’s mortgage loan portfolio included $6.2 million and $6.5 million, respectively, of non-impaired restructured loans. The Company anticipates limited participation in the real estate market during 2008.

See Note 6 to the accompanying consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of policy loans, equity investments, and short-term investments. The Company anticipates limited participation in the equity markets during 2008.

See Note 6 to the accompanying consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

The Company uses certain derivatives, such as futures, options and swaps, for purposes of hedging interest rate, market and foreign currency exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its financial contracts through established credit approvals, limits and monitoring procedures. The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed. Notes 1 and 6 to the consolidated financial statements contain a discussion of the Company’s derivative position.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $527 million and $994 million as of December 31, 2007 and 2006, respectively. In addition, at December 31, 2007 and 2006, 98.2% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $95.6 million and $95.0 million of commercial paper outstanding at December 31, 2007 and 2006, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2007 or 2006.

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

7.9 Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of these unfunded commitments at December 31, 2007 and 2006 were $19 million and $27 million, respectively. The timing of the fulfillment of the commitment cannot be predicted. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company makes commitments to lend funds for mortgage loan investments in the normal course of its business. The amounts of mortgage loan commitments at December 31, 2007 and 2006 were $71 million and $36 million, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space. See Note 20 to the accompanying consolidated financial statements for a further discussion of operating leases.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2007 or 2006. See Note 21 to the accompanying consolidated financial statements for a further discussion of the credit facility.

In connection with certain acquisitions, the Company agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. The contingent consideration obligations are not considered contractual obligations and are not accrued for prior to the attainment of the objectives. The maximum future potential future consideration pursuant to such arrangements, to be resolved over the following two years, cannot be estimated. Any such contingent payments will be considered as additional purchase consideration and will result in an adjustment to the purchase price allocation in the period in which the contingency is resolved.

7.10 Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2007.

	Payment due by period

(In thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	Amount per balance sheet

Policy reserves [1]	$1,413,649	$2,819,899	$2,262,324	$33,532,301	$40,028,173	$17,376,694
Policy and contract claims [2]	187,916	20,888	16,117	99,198	324,119	262,503
Policyholders’ funds [3]	302,957				302,957	302,957
Provision for policyholder dividends [4]	78,276				78,276	78,276
Undistributed earnings on participating business [5]				209,036	209,036	209,036
Related party long-term debt - principal [6]				528,400	528,400	528,400
Related party long-term debt - interest [7]	37,177	74,355	74,355	1,089,424	1,275,311	N/A
Repurchase agreements [8]	138,537				138,537	138,537
Commercial paper [8]	95,667				95,667	95,667
Payable under securities lending agreements [9]	93,472				93,472	93,472
Investment purchase obligations [10]	97,201				97,201	N/A
Operating leases [11]	26,481	38,545	6,034		71,060	N/A
Other liabilities [12]	64,014	27,779	32,267	106,646	230,706	95,977

Total	$2,535,347	$2,981,466	$2,391,097	$35,565,005	$43,472,915	$19,181,519

1, 2 Policy reserves and policy and contract claims - The Company has estimated payments to be made to policy and contract holders for future policy benefits. Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

Estimated future policyholder obligations have been developed in accordance with industry accepted actuarial standards based upon the estimated timing of cash flows related to the policies or contracts, the Company’s historical experience and its expectation of future payment patterns. Management has incorporated significant assumptions in developing these estimates, many of which are outside of the Company’s control and include assumptions relating to mortality, morbidity, policy renewals and terminations, retirement, inflation, disability recovery rates, investment returns, future interest crediting levels, policy loans, future premium receipts on current policies in-force and other contingent events as may be appropriate to the respective product type. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

The amounts presented in the table above are undiscounted as to interest. Accordingly, the sum of the estimated cash payment presented significantly exceeds the liability amount on the Company’s consolidated balance sheet principally due to the time value of money.

Separate account liabilities have been excluded from the table above. Separate account obligations are legally insulated from general account assets. Separate account liabilities represent funds maintained by the Company to meet the specific investment objectives of the contract holders who bear the related investment risk. It is generally expected that the separate account liabilities will be fully funded by the separate account assets.

Policy and contract claims consist of reserves associated with installment claims on certain long-term disability policies. Because the timing of the payment of these obligations is based upon assumptions of disability recovery rates, the amounts presented could differ from actual results.

3 Policyholders’ funds - Policyholders’ funds consist primarily of reserves associated with policyholder deposits, participating policy dividends left on deposit and provisions for experience rating refunds. Because the timing of the payment of some of these obligations is unknown and beyond the control of the Company, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

4 Provision for policyholder dividends - The provision for policyholders’ dividends payable represents the liabilities related to dividends payable in the following year on participating policies. As such, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

5 Undistributed earnings on participating business - The timing of the payment of the liability for undistributed earnings on participating business is unknown by its nature and subject to significant long-term uncertainty. As such, the obligation related to this liability is presented in the table above in the more than five year category in the amount of the liability presented in the Company’s consolidated balance sheet.

6 Related party long-term debt – principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of two long-term surplus notes. The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

7 Related party long-term debt – interest - One long-term surplus note bears interest at a fixed rate through maturity. The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month LIBOR rate. The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2007 and do not consider the impact of future interest rate changes.

8 Repurchase agreements and commercial paper - The Company’s obligations under its commercial paper and repurchase agreement programs are short-term in nature. The amounts presented represent the amounts due upon maturity of the instrument. The obligations related to these liabilities are presented in the table above in the less than one year category as presented in the Company’s consolidated balance sheet.

9 Payable under securities lending agreements - The Company accepts both cash and non-cash collateral in connection with its securities lending program. Since the securities lending transactions generally expire within one year or the timing of the return of the collateral is uncertain, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

10 Investment purchase obligations - The Company commits to fund partnership interests, mortgage loan and other investments in the normal course of its business. As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category. The timing of the funding of mortgage loans is based on the expiration date of the commitment.

11 Operating leases - The Company is obligated under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations.

From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business. However, these agreements and contracts are not material and are excluded from the table above.

12 Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above. If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category. Other liabilities presented in the table above include:

•	Liabilities under reinsurance arrangements.

•	Liabilities related to securities purchased but not yet settled.

•	Liabilities related to derivative obligations.

•	Statutory state escheat liabilities.

•	Expected benefit payments to the Company’s defined benefit pension and post retirement medical plans through 2017.

7.11 Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. The adoption of SFAS No. 158 did not affect the results of operations for the year ended December 31, 2006. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company is evaluating the impact that the adoption of the measurement date provision of SFAS No. 158 will have on its consolidated financial position and results of operations.

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

Accounting pronouncements that will be adopted in the future

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of its operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position or results of its operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values with subsequent changes in fair value reflected in earnings; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of these statements for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has established processes and procedures to effectively identify, monitor, measure and manage the risks associated with its invested assets and its interest rate sensitive insurance and annuity products. Management has identified investment portfolio management, including the use of derivative instruments, insurance and annuity product design and asset/liability management as three critical means to accomplish a successful risk management program.

The major risks to which the Company is exposed include the following.

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility.

•	Insurance risk - the potential of loss resulting from claims and expenses exceeding reserves held.

•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company.

•	Sub-prime market risk – the potential for loss associated with the sub-prime mortgage security market.

•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

Market risk

The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities and its interest rate sensitive liabilities. The fixed maturity security holdings primarily consist of direct obligations of the U.S. government and its agencies, direct obligations of U.S. states and their subdivisions, corporate debt securities and asset-backed and mortgage-backed securities. All of these securities are exposed to changes in medium and long-term interest rates. Interest rate sensitive product liabilities, primarily those liabilities associated with guaranteed income contracts and annuity contracts, have the same type of interest rate risk exposure as fixed maturity securities.

To reduce interest rate risk, the Company performs periodic projections of asset and liability cash flows in order to evaluate the interest rate sensitivity of its fixed maturity securities and its product liabilities to interest rate movements. In addition, the Company supports a hedging strategy program. The hedging program consists of the use of various derivative instruments including financial futures, financial forwards, interest rate swaps, caps, floors and options. The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems.

•	Financial futures and financial forwards are commitments to either purchase or sell designated financial instruments at a future date for a specified price.

•	Interest rate swaps involve the periodic exchange of cash flows with third parties at specified intervals calculated using agreed upon rates or other financial variables.

•

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at designated dates the amount by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate.

•

Option contracts grant the purchaser, in consideration for the payment of a premium, the right to either purchase from or sell to the issuer a financial instrument at a specified price within a specified time period or on a stated date.

The Company has estimated the possible effects of interest rate changes at December 31, 2007. If interest rates increased by 100 basis points (1.00%), the December 31, 2007 fair value of the fixed income assets in the general account would decrease by approximately $698 million. This calculation uses projected asset cash flows, discounted back to December 31, 2007. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received. The spot rates in the benchmark calculation range from 4.10% to 7.33%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent

2008	$2,488	$2,385
2009	2,163	2,102
2010	2,109	2,031
2011	2,003	2,011
2012	1,856	1,844
Thereafter	9,593	10,066

Undiscounted total	$20,212	$20,439

Fair value	$14,791	$14,110

The Company does not have significant equity risk exposure associated with its equity invested assets as this type of investment is minimal.

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management. Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions. There is a market risk of reduced fee income if equity markets decline. If equity markets were to decline by 10%, the Company’s associated fee income in 2008 would decline by approximately $23.5 million.

The Company’s surplus assets include equity investments. There is a market risk of reduced asset values if equity markets decline. If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $8.4 million on equity investments in non-affiliates. This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits. The Company is required to hold reserves for these guaranteed death benefits. If equity markets were to decline by 10%, the reserve liability for these benefits would increase by approximately $0.6 million.

The Company’s exposure to foreign currency exchange rate fluctuations is minimal since only nominal foreign investments are held. To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

Insurance risk

The Company utilizes reinsurance programs to control its exposure to general insurance risks. Reinsurance agreements do not relieve the Company from its direct obligations to its insureds. However, an effective reinsurance program limits the Company’s exposure to potentially large losses. The failure of reinsurers to honor their obligations could result in losses to the Company. To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company currently retains a maximum liability in the amount of $3,500,000 of coverage per individual life.

The Company manages the risks associated with its insurance and other contractual liabilities through the use of actuarial modeling techniques. These techniques utilize significant assumptions including morbidity, mortality, persistency, product pricing and the cash flow stream of benefit payments. Through these techniques, the Company attempts to match the anticipated cash flow streams of its invested assets with the anticipated cash flow streams of its insurance and other contractual obligations. The cash flows associated with these policy liabilities are not interest rate sensitive but will vary based upon the timing and amount of benefit payments. The primary risks associated with these liabilities are that the benefits will exceed those anticipated in the actuarial modeling or that the actual timing of the payment of benefits will differ from what was anticipated.

Credit risk

Credit risk is the risk the Company assumes if its debtors, customers or other counterparties and intermediaries may be unable or unwilling to pay their contractual obligations when they come due and may manifest itself through the downgrading of credit ratings of counterparties. It is the Company’s policy to acquire only investment grade assets to enable it to provide for future policy obligations and to minimize undue concentrations of assets in any single geographic area, industry or entity. To minimize this risk, management regularly reviews the credit ratings of the entities in which the Company invests. These credit ratings are obtained from recognized external credit rating agencies and/or by internal credit review.

Sub-prime market risk

The Company has evaluated the possible risk associated with the sub-prime mortgage security market and determined that it has minimal exposure. Of the Company’s total investments of $19.4 billion as of December 31, 2007, approximately $1.2 billion, or 6.2%, are home equity loan asset backed securities with potential exposure to the sub-prime market. All of these securities are investment grade rated, 99.5% of which have the highest possible rating of AAA. Of these securities, 86% are backed by fixed rate mortgages which will not result in payment shocks or increasing mortgage payments to borrowers. None were downgraded as a result of the 2007 rating agency actions on sub-prime securities.

Operational and corporate risk

The Company manages and mitigates internal operational risk through integrated and complementary policies, procedures, processes and practices. Human Resource hiring practices, performance evaluations and promotion and compensation practices are designed to attract, retain and develop the skilled personnel required. A comprehensive job evaluation process is in place and training and development programs are supported. Each business area provides training designed for their specific needs and has developed appropriate internal controls. Processes and controls are monitored and redefined by the business areas and periodically reviewed by the Company’s internal audit staff. Financial reporting processes and controls are further examined by external auditors. The Company applies a robust project management discipline to all significant initiatives.

Appropriate security measures protect premises and information. The Company has emergency procedures in place for short-term incidents and is committed to maintaining business continuity and disaster recovery plans at every business location for the recovery of critical functions in the event of a disaster, including offsite data backup and work area facilities.

The Company’s businesses are subject to various regulatory requirements imposed by regulation or legislation applicable to insurance companies and companies providing financial services. These regulations are primarily intended to protect policyholders and beneficiaries. Material changes in the regulatory framework or the failure to comply with legal and regulatory requirements could have a material adverse effect on the Company. The Company monitors compliance with the legal and regulatory requirements in all jurisdictions in which it conducts business and assesses trends in legal and regulatory change to keep business areas current and responsive.

In the course of its business activities, the Company may be exposed to the risk that some actions may lead to damaging its reputation and hence damage its future business prospects. These actions may include unauthorized activities of employees or others associated with the Company, inadvertent actions of the Company that become publicized and damage its reputation, regular or past business activities of the Company that become the subject of regulator or media scrutiny and, due to a change of public perception, cause damage to the Company. To manage or mitigate this risk, the Company has ongoing controls to limit the unauthorized activities of people associated with it. The Company has adopted a Code of Business Conduct and Ethics which sets out the standards of business conduct to be followed by all of its directors, officers and employees.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Great-West Life & Annuity Insurance Company
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for income taxes, as required by accounting guidance on January 1, 2007, and changed its method of accounting for defined benefit and other post retirement plans and share based payments as required by accounting guidance which the Company adopted on December 31, 2006, and January 1, 2006, respectively.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 27, 2008

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Share Amounts)

	December 31,

	2007	2006

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost $13,592,003 and $15,367,735)	$13,551,233	$15,309,951
Fixed maturities held for trading, at fair value (amortized cost $22,855 and $0)	23,060	—
Mortgage loans on real estate (net of allowances of $9,448 and $15,661)	1,207,169	1,338,193
Equity investments available-for-sale, at fair value (cost $19,749 and $17,875)	29,576	28,242
Policy loans	3,767,872	3,797,585
Short-term investments, available-for-sale (cost approximates fair value)	472,633	960,999
Limited partnership interests	326,971	345,192
Other investments	4,169	4,413

Total investments	19,382,683	21,784,575
Other assets:
Cash	54,814	32,589
Reinsurance receivable:
Related party	381,931	531,389
Other	123,176	176,368
Deferred acquisition costs and value of business acquired	443,302	505,134
Investment income due and accrued	142,801	159,778
Premiums in course of collection	5,443	10,327
Deferred income taxes	155,548	163,796
Collateral under securities lending agreements	93,472	382,423
Due from parent and affiliates	29,138	10,650
Goodwill	101,655	102,374
Other intangible assets	39,234	43,293
Other assets	522,685	494,399
Assets of discontinued operations	724,766	794,785
Separate account assets	18,089,984	16,289,974

Total assets	$40,290,632	$41,481,854

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Share Amounts)

	December 31,

	2007	2006

Liabilities and stockholder’s equity
Policy benefit liabilities:
Policy reserves:
Related party	$2,493,511	$4,639,829
Other	14,883,183	14,547,742
Policy and contract claims	262,503	309,442
Policyholders’ funds	302,957	272,707
Provision for policyholders’ dividends	78,276	109,700
Undistributed earnings on participating business	209,036	188,198

Total policy benefit liabilities	18,229,466	20,067,618

General liabilities:
Due to parent and affiliates	534,956	547,951
Repurchase agreements	138,537	744,117
Commercial paper	95,667	95,020
Payable under securities lending agreements	93,472	382,423
Other liabilities	648,857	622,513
Liabilities of discontinued operations	468,496	603,283
Separate account liabilities	18,089,984	16,289,974

Total liabilities	38,299,435	39,352,899

Commitments and contingencies (Note 21)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	747,533	737,857
Accumulated other comprehensive income (loss)	(1,518)	(46,537)
Retained earnings	1,238,150	1,430,603

Total stockholder’s equity	1,991,197	2,128,955

Total liabilities and stockholder’s equity	$40,290,632	$41,481,854

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	Year Ended December 31,

	2007	2006	2005

Revenues:
Premium income:
Related party (net of related party premiums ceded of $1,391,980, $4,827 and $5,185)	($1,146,908)	$275,169	$321,663
Other (net of premiums ceded of $40,380, $47,122 and $61,996	289,641	307,283	324,373
Fee income	463,265	341,372	302,961
Net investment income	1,139,541	1,110,136	1,044,081
Net realized gains (losses) on investments	(2,028)	(9,465)	18,697

Total revenues	743,511	2,024,495	2,011,775

Benefits and expenses:
Life and other policy benefits (net of reinsurance recoveries of $39,640, $58,012 and $95,566)	624,381	702,262	632,098
Increase (decrease) in policy reserves:
Related party	(1,539,777)	29,245	147,466
Other	79,254	11,132	49,571
Interest paid or credited to contractholders	497,438	470,416	477,381
Provision for policyholders’ share of earnings on participating business	20,296	9,061	(3,039)
Dividends to policyholders	93,544	98,605	100,613

Total benefits	(224,864)	1,320,721	1,404,090
General insurance expenses	432,426	367,315	294,081
Amortization of deferred acquisition costs and value of business acquired	135,570	46,191	51,528
Interest expense	41,713	33,623	14,396

Total benefits and expenses	384,845	1,767,850	1,764,095

Income from continuing operations before income taxes	358,666	256,645	247,680
Income tax expense	118,791	72,603	66,545

Income from continuing operations	239,875	184,042	181,135
Income from discontinued operations, net of income taxes of $85,707, $79,291 and $94,899	178,853	153,160	190,420

Net income	$418,728	$337,202	$371,555

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

			Accumulated Other Comprehensive Income

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2005	$7,032	$725,935	$133,546	($14,751)	$1,192,599	$2,044,361
Net income					371,555	371,555
Other comprehensive income (loss):
Net change in unrealized losses			(125,280)			(125,280)
Minimum pension liability adjustment				(10,333)		(10,333)

Total comprehensive income						235,942
Dividends					(221,358)	(221,358)
Income tax benefit on stock-based compensation		2,766				2,766

Balances, December 31, 2005	$7,032	$728,701	$8,266	($25,084)	$1,342,796	$2,061,711
Net income					337,202	337,202
Other comprehensive income (loss):
Net change in unrealized losses			(23,974)			(23,974)
Minimum pension liability adjustment				989		989

Total comprehensive income						314,217
Impact of adopting SFAS No. 158				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution - stock-based compensation		4,525				4,525
Income tax benefit on stock-based compensation		4,631				4,631

Balances, December 31, 2006	$7,032	$737,857	($15,708)	($30,829)	$1,430,603	$2,128,955
Net income					418,728	418,728
Other comprehensive income (loss):
Net change in unrealized gains			9,903			9,903
Minimum pension liability adjustment				34,998		34,998

Total comprehensive income						463,629
Impact of adopting SFAS No. 155			118		(3)	115
Impact of adopting FIN No. 48					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860

Balances, December 31, 2007	$7,032	$747,533	($5,687)	$4,169	$1,238,150	$1,991,197

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	Year Ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$418,728	$337,202	$371,555
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	20,296	9,061	(3,039)
Amortization of (premiums) accretion of discounts on investments, net	(58,067)	(55,218)	(52,712)
Net realized (gains) losses on investments	(2,155)	12,076	(38,977)
Net purchases of trading securities	(20,825)	—	—
Depreciation and amortization	176,560	77,256	81,847
Deferral of acquisition costs	(73,062)	(60,187)	(50,437)
Deferred income taxes	(5,239)	32,807	20,108
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	85,799	197,465	86,845
Reinsurance receivable	(106,382)	40,279	120,793
Accrued interest and other receivables	26,695	(16,501)	1,022
Other, net	46,513	(25,994)	(189,526)

Net cash provided by operating activities	508,861	548,246	347,479

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	4,052,791	7,486,226	5,783,036
Mortgage loans on real estate	159,959	325,291	250,112
Equity investments and other limited partnership interests	51,596	209,453	240,886
Purchases of investments:
Fixed maturities available-for-sale	(4,015,650)	(9,146,358)	(5,933,327)
Mortgage loans on real estate	(228,746)	(209,079)	(122,078)
Equity investments and other limited partnership interests	(35,372)	(56,350)	(121,881)
Acquisitions, net of cash acquired	(15,208)	1,301,372	—
Net change in short-term investments	1,132,840	3,459	(574,229)
Net change in repurchase agreements	(625,242)	7,874	192,658
Other, net	(36,643)	(33,629)	64,505

Net cash provided by (used in) investing activities	440,325	(111,741)	(220,318)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	Year Ended December 31,

	2007	2006	2005

Cash flows from financing activities:
Contract deposits	$1,228,154	$1,065,805	$1,166,502
Contract withdrawals	(1,491,994)	(1,603,285)	(1,195,166)
Change in due to parent and affiliates	(31,483)	323,018	60,426
Dividends paid	(604,983)	(249,395)	(221,358)
Net commercial paper borrowings (repayments)	647	(44)	20
Change in bank overdrafts	(23,523)	(1,566)	7,034
Income tax benefit of stock option exercises	5,860	4,631	2,766

Net cash used in financing activities	(917,322)	(460,836)	(179,776)

Net increase (decrease) in cash	31,864	(24,331)	(52,615)
Cash, continuing and discontinued operations, beginning of year	33,572	57,903	110,518

Cash, continuing and discontinued operations, end of year	65,436	33,572	57,903
Less cash, discontinued operations, end of year	(10,622)	(983)	(2,382)

Cash, end of year	$54,814	$32,589	$55,521

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$121,847	$63,619	$93,608
Interest	41,713	30,959	17,553

Non-cash investing and financing transactions during the years:
Assets transferred from The Canada Life Assurance Company (See Note 5)	$—	$87,622	$468,123
Fair value of assets acquired in settlement of fixed maturity investments		—	4,659
Share-based compensation expense	3,816	4,525	—
Return of invested reinsurance assets to The Canada Life Assurance Company (See Note 5)	1,608,909	—	—

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization - Great-West Life & Annuity Insurance Company and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”). The Company offers a wide range of life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans on real estate, deferred acquisition costs and value of business acquired, goodwill and other intangible assets, derivative instruments, valuation of privately placed and non-actively traded public investments, employee benefits plans and taxes on income. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

A reclassification was made in the 2006 consolidated balance sheet to conform to the 2007 presentation. Certain equity investments which in 2007 are presented in limited partnership interests were presented as equity investments in 2006.

Reclassifications were also made to the accompanying consolidated balance sheet at December 31, 2006 and the consolidated statements of income for the years ended December 31, 2006 and 2005 to reflect the Company’s discontinued operations. See Note 2.

The reclassifications had no effect on previously reported net income, total assets or total stockholder’s equity and were made in order to further enhance the readers’ understanding of the Company’s consolidated financial statements.

Significant Accounting Policies

Investments - Investments are reported as follows:

1.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, recorded in accumulated other comprehensive income in the stockholder’s equity section in the consolidated balance sheets. Net unrealized gains and losses related to participating contract policies are recorded as undistributed earnings on participating business in the Company’s consolidated balance sheets.

Premiums and discounts are recognized as a component of net investment income using the scientific interest method. Realized gains and losses and declines in value determined to be other-than-temporary are included in net realized gains (losses) on investments.

During the year ended December 31, 2007, the Company purchased fixed maturity securities which were classified as held for trading. Assets in the held for trading category are carried at fair value with changes in fair value reported in net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities) is dependent upon market conditions, which may result in prepayments and changes in amounts to be earned.

2.

Mortgage loans on real estate are commercial loans and are carried at their unpaid balances adjusted for any unamortized premiums or discounts and allowances for credit losses. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to net investment income using the scientific interest method. Accrual of interest is discontinued on any impaired loans where collection of interest is doubtful.

The Company maintains an allowance for credit losses at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired loans. Management’s judgment is based upon extensive situational analysis of each individual loan and may consider past loss experience and current and projected economic conditions. The measurement of impaired loans is based upon the fair value of the underlying collateral.

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

4.

Limited partnership interests are valued under the cost method of accounting. The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations. Also included in other limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits. These securities are carried at amortized cost as determined using the effective yield method.

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

8.

The Company may employ a trading strategy that involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price. Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return. The difference between the sales price and the future repurchase price is recorded as an adjustment to net investment income. During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold. Losses may arise from changes in the value of the securities or if the counterparty enters bankruptcy proceedings or becomes insolvent. In such cases, the Company’s right to repurchase the security may be restricted. Amounts owed to brokers under these arrangements are included in repurchase agreements in the accompanying consolidated balance sheets. The liability is collateralized by securities with approximately the same fair value.

9.

The Company receives collateral for lending securities that are held as part of its investment portfolio. The Company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned. Such collateral is used to replace

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

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

Derivative financial instruments - All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheets in other assets and other liabilities at fair value. Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into. If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets and are recognized in the consolidated income statements when the hedged item affects earnings. Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.

Cash - Cash includes only amounts in demand deposit accounts.

Bank overdrafts - The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to banks for payment can result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2007 and 2006, these liabilities were $48,449 and $35,167, respectively.

Internal use software - Capitalized internal use software development costs, net of accumulated depreciation, in the amounts of $38,537 and $43,521, are included in other assets at December 31, 2007 and 2006, respectively. The Company capitalized $3,504, $9,329 and $8,732 of internal use software development costs during the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) - DAC, which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, have been deferred to the extent recoverable. VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions. The recoverability of such costs is dependent upon the future profitability of the related business. DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. See Note 9 for additional information regarding deferred acquisition costs and the value of business acquired.

Goodwill and other intangible assets - Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified. There were no impairments of goodwill recognized during the years ended December 31, 2007, 2006 or 2005.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships, preferred provider networks and healthcare provider networks in various acquisitions. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. The initial valuations of these intangible assets were supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts. Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based upon the cash flows generated by these assets.

Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets. The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds which are affiliates of the Company, in addition to shares of other non-affiliated mutual funds and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contract holders and, therefore, are not included in the Company’s consolidated statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges. The Company’s separate accounts include mutual funds or other investment options that, beginning in 2005, purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2007 and 2006, these purchases totaled $74,855 and $67,546, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $383,319 and $356,992 at December 31, 2007 and 2006, respectively, to avoid the overstatement of assets and liabilities in its consolidated balance sheets at those dates.

Life insurance and annuity reserves - Life insurance and annuity reserves with life contingencies in the amounts of $11,330,656 and $12,826,595 at December 31, 2007 and 2006, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies in the amounts of $5,998,749 and $6,318,534 at December 31, 2007 and 2006, respectively, are established at the contract holder’s account value.

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

Participating fund account - The policies in which the policyholder shares in the Company’s participating earnings through policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience. The amount of dividends to be paid is determined annually by the Board of Directors.

Participating life and annuity policy reserves are $6,019,015 and $6,793,239 at December 31, 2007 and 2006, respectively. Participating business approximates 8.3% and 12.8% of the Company’s individual life insurance in-force at December 31, 2007 and 2006, respectively, and 32.4%, 58.0% and 42.0% of individual life insurance premium income for the years ended December 31, 2007, 2006 and 2005, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company has established a Participating Policyholder Experience Account (“PPEA”) for the benefit of all participating policyholders, which is included in the accompanying consolidated balance sheets.  In the event that the assets of the PPEA are insufficient to provide contractually guaranteed benefits, the Company must provide such benefits from its general account assets.

The Company has also established a Participation Fund Account (“PFA”) for the benefit of the participating policyholders previously assumed from The Great-West Life Assurance Company (“GWL”) under an assumption reinsurance transaction. The PFA is part of the PPEA. Earnings derived from the operation of the PFA, net of a management fee paid to the Company, accrue for the benefit of the participating policyholders.

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

Income taxes - Income taxes are recorded using the asset and liability method in which deferred tax assets and liabilities are recorded for expected future tax consequences of events that have been recognized in either the Company’s consolidated financial statements or consolidated tax returns. In estimating future tax consequences, all expected future events, other than the enactments or changes in the tax laws or rules, are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

As described more fully in Note 4, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”(“FIN 48”) effective January 1, 2007. Among other things, under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.

Stock options - Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) which requires it to use the fair value method to recognize the cost of share-based employee compensation. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” in the notes to its consolidated financial statements (See Notes 4 and 19).

Regulatory requirements - In accordance with the requirements of the Colorado Division of Insurance, the Company must demonstrate that it maintains adequate capital. At December 31, 2007 and 2006, the Company was in compliance with the requirement. (See Note 12).

In accordance with the requirements of the regulatory authorities in the states in which the Company conducts its business, it is required to maintain deposits with those authorities for the purpose of security for policy and contract holders. The Company fulfills this requirement generally with the deposit of United States government obligations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

2. Discontinued Operations and Assets and Liabilities Held for Sale

On November 26, 2007, the Company and certain of its subsidiaries entered into a definitive Asset and Stock Purchase Agreement to sell substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash, subject to regulatory and certain other approvals. The transaction is expected to be completed during the second quarter of 2008. The business to be sold, formerly reported as the Company’s Healthcare segment, is the vehicle through which the Company markets and administers group life and health insurance to small and mid-sized employers. CIGNA will acquire from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company will retain a small portion of its Healthcare business and reports it within its Individual Markets segment. Upon completion of the proposed transaction, the Company’s business will be that of its Individual Markets, Retirement Services and Other segments (See Note 18). As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of these business activities are presented as discontinued operations for all periods presented in the consolidated financial statements.

In addition, the Company and CIGNA will enter into a Transition Services Agreement (the “Transition Agreement”) whereby the Company will provide certain intellectual technology and administrative and legal services on behalf of CIGNA for a period of up to twenty-four months, which may be extended, following the completion of the proposed transaction. CIGNA will pay the Company pre-determined monthly fees for these services and will reimburse it for other expenditures it makes under the terms of the Transition Agreement.

The following table summarizes the major classifications of assets and liabilities of discontinued operations at December 31, 2007 and 2006:

	December 31,

Assets	2007	2006

Fixed maturities available-for-sale	$181,051	$176,704
Short-term investments, available-for-sale	70,044	95,706
Receivables related to uninsured accident and health plan claims, net	134,397	150,854
Reinsurance receivable	46,772	81,987
Goodwill and other intangible assets	58,238	47,475
Premiums in course of collection	91,162	97,547
Deferred income taxes	(9,673)	9,263
Other	152,775	135,249

Total assets	$724,766	$794,785

Liabilities

Policy reserves	$103,219	$148,184
Policy and contract claims	84,662	103,580
Policyholders’ funds	106,563	113,594
Other	174,052	237,925

Total liabilities	$468,496	$603,283

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table summarizes selected financial information included in income from discontinued operations in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Total revenues from discontinued operations	$1,343,961	$1,609,654	$1,303,960
Total benefits and expenses from discontinued operations	1,079,401	1,377,203	1,018,641

Income from discontinued operations before income taxes	264,560	232,451	285,319
Provision for income taxes	85,707	79,291	94,899

Income from discontinued operations	$178,853	$153,160	$190,420

3. Acquisitions

Metropolitan Life Insurance Company’s 401(k) and defined benefit business

On October 2, 2006, the Company purchased several parts of the full service-bundled, small and midsized 401(k) as well as certain defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements since that date. The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 280,000 participants in the 401(k) full service segment and increased its distribution capacity.

The purchase included a 100% coinsurance agreement reinsuring the acquired general account business and a 100% modified-coinsurance agreement reinsuring the acquired separate account business. The Company will replace the acquired MetLife policies with its policies over a three year period. As these policies are replaced, they will no longer be subject to the reinsurance agreements. Under the coinsurance agreement, the Company acquired all of the insurance liabilities associated with these contracts and received from MetLife cash to support these liabilities, net of the purchase price. Under the modified-coinsurance agreement, MetLife retained the approximate $2.3 billion of separate account assets and liabilities but cedes to the Company all of the net profits and losses and related net cash flows. In addition, the Company acquired the rights to provide administrative services and recordkeeping functions for approximately $3.2 billion of participant account values.

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date and the use of a third-party business valuation expert to estimate the value of business acquired (“VOBA”) and goodwill. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed as adjusted for revisions to the original purchase price allocation at October 2, 2006:

Assets

Cash acquired, net of cash consideration	$1,384,117
Value of business acquired	46,033
Goodwill	56,981
Other intangible assets	6,337
Other assets	650

Total assets	$1,494,118

Liabilities and Stockholder’s Equity

Policy reserves	$1,486,147
Other liabilities	7,971

Total liabilities	$1,494,118

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

performance, surrenders, operating expenses, investment returns and other factors. Actual experience of the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA for these annuity products is adjusted to reflect actual experience. The VOBA has an expected amortization period of 14 years.

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

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $56,981, all of which has been allocated to the Retirement Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

U.S. Bank’s defined contribution business

On December 31, 2006, the Company purchased the full service-bundled, defined contribution business from U.S. Bank. The results of operations of this business have been included in the Company’s consolidated financial statements since that date. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent approximately 195,000 members and more than $9.0 billion in retirement plan assets. The acquisition includes the retention of relationship managers and sales and client service specialists. An adjustment to the purchase price may be paid to or received from U.S. Bank in 2008. The adjustment is contingent upon the attainment of certain revenue and contract retention targets. Any adjustment either paid to or received from U.S. Bank in future years will be recorded as an adjustment to the purchase price allocation in the period in which the contingency is resolved.

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date and the use of a third-party business valuation expert to estimate the value of goodwill and other intangible assets acquired. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed as adjusted for revisions to the original purchase price allocation at December 31, 2006:

Assets

Cash consideration	($72,000)
Goodwill	38,990
Other intangible assets	35,010

Total assets	$2,000

Liabilities and Stockholder’s Equity

Other liabilities	$2,000

Total liabilities	$2,000

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $38,990, all of which has been allocated to the Retirement Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

The value of the identifiable intangible assets reflects the estimated fair value of customer relationships acquired of $27,040 and the estimated fair value of the preferred provider agreement of $7,970. These intangibles will be amortized in relation to the expected economic benefits of the agreement. If actual experience differs from expectations, the amortization will be adjusted to reflect actual experience. The intangibles have an expected weighted average amortization period of 14 years.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

4. Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. The adoption of SFAS No. 158 did not affect the results of operations for the year ended December 31, 2006. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company is evaluating the impact that the adoption of the measurement date provision of SFAS No. 158 will have on its consolidated financial position and results of operations.

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

Accounting pronouncements that will be adopted in the future

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position or results of its operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values with subsequent changes in fair value reflected in earnings; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of these statements for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and the results of its operations.

5. Related Party Transactions

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

	Year Ended December 31,

	2007	2006	2005

Investment management revenue included in net investment income	$7,959	$6,772	$7,377
Administrative and underwriting expense reimbursements included as a reduction to general insurance expenses	1,255	1,399	1,367

Total	$9,214	$8,171	$8,744

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

          The following table summarizes amounts due from parent and affiliates at December 31, 2007 and 2006:

			December 31,

Related party	Indebtedness	Due Date	2007	2006

GWL&A Financial Inc.	On account	On demand	$25,932	$—
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co.	On account	On demand	521	229
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	1,370	865
Putnam Investments LLC	On account	On demand	1,315	—
The Canada Life Assurance Company	On account	On demand	—	9,556

Total			$29,138	$10,650

          The following table summarizes amounts due to parent and affiliates at December 31, 2007 and 2006:

			December 31,

Related party	Indebtedness	Due Date	2007	2006

GWL&A Financial Inc. [1]	Surplus note	November 2034	$194,194	$194,184
GWL&A Financial Inc. [2]	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2008	5,095	4,701
GWL&A Financial Inc.	On account	On demand	—	12,907
Great-West Lifeco Finance LP	On account	On demand	582	—
The Great-West Life Assurance Company	On account	On demand	1,046	2,759
The Canada Life Assurance Company	On account	On demand	639	—

Total			$534,956	$547,951

[1]

A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,194 and $194,184 at December 31, 2007 and 2006, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14. The note matures on November 14, 2034.

[2]

A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400. The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016. After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then current three-month LIBOR rate. The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016. The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $37,042, $28,848 and $14,396 for the years ended December 31, 2007, 2006 and 2005, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

On June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis. The Company recorded, at fair value, the following on June 1, 2007 in its consolidated balance sheet in connection with the termination of the reinsurance agreement:

Assets

Fixed maturities	($1,177,180)
Mortgage loans on real estate	(196,743)
Policy loans	(219,149)
Reinsurance receivable	(310,865)
Deferred policy acquisition costs and value of business acquired	(68,809)
Investment income due and accrued	(15,837)
Premiums in course of collection	(3,540)
Deferred income taxes	(18,274)

Total assets	($2,010,397)

Liabilities and Stockholder’s Equity

Policy reserves	($1,976,028)
Policy and contract claims	(20,256)
Policyholders’ funds	(20,464)
Provision for policyholder dividends	(31,841)
Undistributed earnings on participating business	8,161
Other liabilities	103

Total liabilities	(2,040,325)

Accumulated other comprehensive income	7,684
Retained earnings	22,244

Total stockholder’s equity	29,928

Total liabilities and stockholder’s equity	($2,010,397)

The Company recorded the following on June 1, 2007 in its consolidated statement of income in connection with the termination of the reinsurance agreement:

Premium income, related party	($1,387,179)
Net investment income	58,569
Net realized losses on investments	(14,797)

Total revenues	(1,343,407)

Decrease in reserves, related party	(1,453,145)
Provision for policyholders’ share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961

Total benefits and expenses	(1,382,023)

Income before income taxes	38,616
Income taxes	16,372

Net income	$22,244

On July 3, 2007, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC amended their reinsurance agreement pursuant to which the Company assumed additional term life insurance from CLAC. As a result of this amendment, the Company recorded $33,677 in both premium income and increase in reserves in the consolidated statement of income on July 3, 2007. GWL&A Financial obtained two letters of credit for the benefit of the Company during December 2005 as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first is for $802,100 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At December 31, 2007 and 2006, there were no outstanding amounts related to these lines of credit.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

As a result of this amendment, the Company also recorded the following in the consolidated balance sheet on July 3, 2007:

Assets

Reinsurance receivable	$33,677

$33,677

Liabilities and Stockholder’s Equity

Policy reserves	$33,677

$33,677

Included within reinsurance receivable in the consolidated balance sheets are $334,169 and $231,842 of funds withheld assets as of December 31, 2007 and 2006, respectively. CLAC pays the Company interest on the funds withheld balance at a rate of 4.55% per annum.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2007 and 2006, these purchases totaled $74,855 and $67,546 respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $383,319 and $356,992 at December 31, 2007 and 2006, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

6. Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2007:

	December 31, 2007

Fixed Maturities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

U.S. government direct obligations and U.S. agencies	$2,701,076	$40,661	$7,287	$2,734,450	$2,734,450
Obligations of U.S. states and their subdivisions	1,213,378	61,168	1,129	1,273,417	1,273,417
Foreign governments	1,801	—	31	1,770	1,770
Corporate debt securities	5,327,480	90,847	94,403	5,323,924	5,323,924
Mortgage-backed and asset-backed securities	4,348,268	26,109	156,705	4,217,672	4,217,672

Total fixed maturities	$13,592,003	$218,785	$259,555	$13,551,233	$13,551,233

Total equity investments	$19,749	$10,414	$587	$29,576	$29,576

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2006:

	December 31, 2006

Fixed Maturities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

U.S. government direct obligations and U.S. agencies	$3,681,682	$21,168	$28,231	$3,674,619	$3,674,619
Obligations of U.S. states and their subdivisions	1,320,202	20,367	22,783	1,317,786	1,317,786
Foreign governments	14,591	—	132	14,459	14,459
Corporate debt securities	5,761,584	83,393	90,398	5,754,579	5,754,579
Mortgage-backed and asset-backed securities	4,589,676	29,374	70,542	4,548,508	4,548,508

Total fixed maturities	$15,367,735	$154,302	$212,086	$15,309,951	$15,309,951

Total equity investments	$17,875	$10,372	$5	$28,242	$28,242

See Note 7 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2007, by contractual maturity date, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007

	Amortized Cost	Estimated Fair Value

Maturing in one year or less	$947,857	$941,378
Maturing after one year through five years	2,527,759	2,591,909
Maturing after five years through ten years	1,686,852	1,712,933
Maturing after ten years	1,554,714	1,534,061
Mortgage-backed and asset-backed securities	6,874,821	6,770,952

	$13,592,003	$13,551,233

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

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Proceeds from sales	$2,488,042	$5,944,439	$3,921,643
Gross realized gains from sales	30,834	47,746	33,049
Gross realized losses from sales	(4,309)	(54,221)	(38,911)

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, sales of securities acquired in the current year and gains on repurchase agreement transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company has fixed maturity securities with fair values in the amounts of $11,156 and $12,922 that have been non-income producing for the twelve months preceding December 31, 2007 and 2006, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments - The Company makes limited use of derivative financial instruments to manage interest rate, market credit and foreign exchange risk associated with its invested assets. Derivatives are not used for speculative purposes.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is generally limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred or are expected to occur.

Fair value hedges - Written call options are used in conjunction with interest rate swap agreements to effectively convert fixed rate bonds to variable rate bonds as part of the Company’s overall asset/liability matching program.

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years. Hedge ineffectiveness in the amounts of $0, $224 and $0 were recorded as an increase to net investment income during the years ended December 31, 2007, 2006 and 2005, respectively.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date.

Hedge ineffectiveness in the amount of $606 was recorded as an increase to net investment income during the year ended December 31, 2007, while $89 was recorded as a decrease to net investment income during the year ended December 31, 2006 and $567 was recorded as an increase to net investment income during the year ended December 31, 2005.

Unrealized derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the time interest income is recognized. A derivative net loss in the amount of $1,275 was reclassified to net investment income during the year ended December 31, 2007 while derivative net gains in the amounts of $1,709 and $7,853 were reclassified to net investment income during the years ended December 31, 2006 and 2005. As of December 31, 2007, the Company estimates that $1,225 of net derivative gains included in other accumulated comprehensive income will be reclassified into net income within the next twelve months.

Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses U.S. Treasury futures contracts. The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio. Although management believes the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument. The Company has the option of separating the embedded derivative from the host contract and carrying it at its fair value or under SFAS No. 155, the Company may carry the entire hybrid instrument at fair value with gains and losses recognized in earnings. Upon adopting SFAS No. 155 on January 1, 2007, the Company no longer bifurcates its credit default swaps.

During the years ended December 31, 2007, 2006 and 2005, decreases in the amounts of $75, $264 and $833, respectively, were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment.

The following tables summarize derivative financial instruments at December 31, 2007 and 2006:

	December 31, 2007

	Notional Amount	Strike/Swap Rate	Maturity

Interest rate swaps	$338,075	3.94%-4.70%	November 2008- February 2045
Foreign currency exchange contracts	52,001	N/A	March 2014- December 2016
Futures:
Ten year U.S. Treasury Long position	30,900	N/A	March 2008

	December 31, 2006

	Notional Amount	Strike/Swap Rate	Maturity

Interest rate swaps	$344,876	2.72%-5.37%	April 2007- February 2045
Credit default swaps	98,295	N/A	January 2007- November 2007
Foreign currency exchange contracts	30,000	N/A	December 2016
Futures:
Ten year U.S. Treasury:
Long position	2,100	N/A	March 2007
Five year U.S. Treasury:
Long position	23,500	N/A	March 2007
Total return swap:
Receivable for coinsurance with funds withheld	386,499	Variable	Indeterminable

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Mortgage loans - The following table summarizes information with respect to impaired mortgage loans at December 31, 2007 and 2006:

	December 31,

	2007	2006

Impaired loans, net of related allowance for credit losses of $0 and $6,213	$—	$4,869
Impaired loans with no related allowance for credit losses	—	1,344
Average balance of impaired loans during the year	6,213	11,773
Interest income recognized while impaired	—	50
Interest income received and recorded while impaired using the cash basis method of recognition	—	109

As part of its active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $6,223 and $6,491 at December 31, 2007 and 2006, respectively.

The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Balance, January 1	$15,661	$15,661	$30,339
Release of provision	(6,213)	—	(8,000)
Amounts written off, net of recoveries	—	—	(6,678)

Balance, December 31	$9,448	$15,661	$15,661

The changes to the allowance for mortgage loan credit losses are recorded in net realized gains (losses) on investments.

Equity investments - The carrying value of the Company’s equity investments was $29,576 and $28,242 at December 31, 2007 and 2006, respectively.

Limited partnership interests - At December 31, 2007 and 2006, the Company had $326,971 and $345,192, respectively, invested in limited partnerships and limited liability corporations. The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2007 and 2006 were $18,849 and $27,441, respectively.

Securities pledged, restricted assets and special deposits - The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities sold under agreements to repurchase, futures contracts and state regulatory deposits.

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $35,539 and $59,177 at December 31, 2007 and 2006, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company participates in a securities lending program whereby securities, which are included in invested assets in the accompanying consolidated balance sheets, are loaned to third parties. Securities with a cost or amortized cost in the amounts of $84,851 and $365,219 and estimated fair values in the amounts of $90,087 and $365,341 were on loan under the program at December 31, 2007 and 2006, respectively. The Company was liable for collateral under its control in the amounts of $93,472 and $382,423 at December 31, 2007 and 2006, respectively.

Additionally, the fair value of margin deposits related to futures contracts was approximately $496 and $820 at December 31, 2007 and 2006, respectively.

Impairment of fixed maturity and equity investments classified as available-for-sale - The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at December 31, 2007 and 2006. The Company considers these investments to be only temporarily impaired:

	December 31, 2007

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$93,564	$1,035	$584,237	$6,252	$677,801	$7,287
Obligations of U.S. states and their subdivisions	18,748	427	83,482	702	102,230	1,129
Foreign governments	—	—	1,770	31	1,770	31
Corporate debt securities	483,359	19,290	1,907,778	75,113	2,391,137	94,403
Mortgage-backed and asset-backed securities	873,956	74,461	2,097,427	82,244	2,971,383	156,705

Total fixed maturities	$1,469,627	$95,213	$4,674,694	$164,342	$6,144,321	$259,555

Equity investments	$3,615	$587	$—	$—	$3,615	$587

Total number of securities in an unrealized loss position	133		667		800

	December 31, 2006

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$1,480,131	$8,560	$900,247	$19,671	$2,380,378	$28,231
Obligations of U.S. states and their subdivisions	279,895	6,251	456,157	16,532	736,052	22,783
Foreign governments	1,217	7	13,242	125	14,459	132
Corporate debt securities	1,155,371	15,950	2,159,779	74,448	3,315,150	90,398
Mortgage-backed and asset-backed securities	722,367	7,782	2,089,050	62,760	2,811,417	70,542

Total fixed maturities	$3,638,981	$38,550	$5,618,475	$173,536	$9,257,456	$212,086

Equity investments	$309	$1	$79	$4	$388	$5

Total number of securities in an unrealized loss position	978		1,455		2,433

Fixed maturity investments - At December 31, 2007 and 2006, less than 3% and less than 1%, respectively, of these securities were rated non-investment grade. Approximately $21,400 of unrealized losses on mortgage-backed and asset-backed securities were related to a decrease in credit quality; however, the fair value is still approximately 92% of the book value of these securities. The unrealized losses on the remaining securities are primarily attributable to fluctuations in market interest rates and changes in credit spreads since the securities were acquired. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

At December 31, 2007 and 2006, the Company had $94,403 and $90,398, respectively, of unrealized losses related to its corporate debt fixed maturity securities. Management has classified these securities by sector, calculated as a percentage of total unrealized losses, as follows:

	December 31,

Corporate sector	2007	2006

Finance	53%	17%
Utility	19%	36%
Consumer	10%	13%
Natural resources	8%	12%
Transportation	5%	10%
Other	5%	12%

	100%	100%

The increase in unrealized losses in the Finance industry was primarily related to perpetual floating-interest rate securities issued by Canadian and foreign banks. None of the losses were related to a ratings downgrade. All these securities are rated A or above. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Equity investments - The increase in unrealized losses from 2006 to 2007 is related to issues in the airline industry. At December 31, 2007, the Company has no information indicating that any of these investments are other-than-temporarily impaired.

Other-than-temporary impairment recognition

The Company recorded other-than-temporary impairments on fixed maturity investments in the amounts of $34,485, $6,094 and $12,958 during the years ended December 31, 2007, 2006 and 2005, respectively. Of the $34,485, $20,750 was recognized in connection to the termination of the CLAC reinsurance agreement (See Note 5) because the Company no longer had the intent to hold the investments until recovery. The remaining impairments were primarily related to repurchase agreement financing transactions, corporate debt securities in the auto industry and asset-backed securities with manufactured housing collateral. During the years ended December 31, 2007, 2006 and 2005, the Company recorded other-than-temporary impairments on equity securities in the amounts of $389, $469 and $261, respectively.

7. Estimated Fair Value of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006

Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Fixed maturities and short-term investments	$14,046,926	$14,046,926	$16,270,950	$16,270,950
Mortgage loans on real estate	1,207,169	1,220,186	1,338,193	1,340,089
Equity investments	29,576	29,576	28,242	28,242
Policy loans	3,767,872	3,767,872	3,797,585	3,797,585
Limited partnership interests	326,971	326,971	345,192	345,192
Derivative instruments	8,734	8,734	2,127	2,127
Collateral under securities lending agreements	93,472	93,472	382,423	382,423
Reinsurance receivable	131,506	131,506	133,211	133,211
Separate account assets	18,089,984	18,089,984	16,289,974	16,289,974

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

	December 31, 2007		December 31, 2006

Liabilities	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Annuity contract reserves without life contingencies	$5,998,749	$6,041,886	$6,320,290	$6,312,243
Policyholders’ funds	302,957	302,957	272,707	272,707
Repurchase agreements	138,537	138,537	744,117	744,117
Commercial paper	95,667	95,667	95,020	95,020
Payable under securities lending agreements	93,472	93,472	382,423	382,423
Derivative instruments	3,634	3,634	7,757	7,757
Notes payable	532,689	532,689	532,285	532,285
Separate account liabilities	18,089,984	18,089,984	16,289,974	16,289,974

Fixed maturity and equity securities

The fair values for public fixed maturity and equity securities are based upon quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flow calculated at current market rates on investments of similar quality and term. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

Mortgage loans on real estate

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

Short-term investments, commercial paper, repurchase agreements and collateral under securities lending agreements

The carrying value of short-term investments, commercial paper, repurchase agreements and collateral under securities lending agreements is a reasonable estimate of fair value due to their short-term nature.

Reinsurance receivables

The estimated fair values and carrying amounts of reinsurance receivables at December 31, 2006 include a reduction of $58,569 representing the estimated fair value of the embedded derivative associated with the Company’s reinsurance receivable under its coinsurance with funds withheld agreement with the United States branch of CLAC (See Note 5). Valuation of the derivative is based upon the estimated fair value of the segregated pool of assets from which the Company derives its return on the reinsurance receivable.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Annuity contract reserves without life contingencies

The estimated fair values of annuity contract reserves without life contingencies are estimated by discounting the cash flows to maturity of the contracts utilizing current interest crediting rates for similar products.

Policyholders’ funds

The estimated fair values of policyholders’ funds are the same as the carrying amounts since the Company can change the interest crediting rates with 30 days notice.

Derivatives

Included in other assets at December 31, 2007 and 2006 are derivative financial instruments in the amounts of $8,734 and $2,127, respectively. Included in other liabilities at December 31, 2007 and 2006 are derivative financial instruments in the amounts of $3,634 and $7,757, respectively. The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps, which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at each year-end, taking into consideration current interest rates and other relevant factors.

Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon discounted cash flows at current market rates on high quality investments.

Separate account assets and liabilities

Separate account assets and liabilities are adjusted to a net asset value on a daily basis, which approximates fair value.

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2007 and 2006, the reinsurance receivables had carrying values in the amounts of $505,107 and $707,757, respectively. Included in these amounts are $381,931 and $531,389 at December 31, 2007 and 2006, respectively, associated with reinsurance agreements with related parties. There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2007 or 2006.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2007:

	Life Insurance In-Force

	Individual	Group	Total

Written direct	$52,406,664	$31,359,824	$83,766,488
Reinsurance ceded	(12,229,471)	—	(12,229,471)
Reinsurance assumed	93,804,317	—	93,804,317

Net	$133,981,510	$31,359,824	$165,341,334

Percentage of amount assumed to net	70.0%	0.0%	56.7%

	Premium Income

	Life Insurance	Accident and Health	Annuities	Total

Written direct	$292,972	$24,367	$5,058	$322,397
Reinsurance ceded	(1,403,899)	(2,853)	(25,608)	(1,432,360)
Reinsurance assumed	252,645	—	51	252,696

Net	($858,282)	$21,514	($20,499)	($857,267)

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2006:

	Life Insurance In-Force

	Individual	Group	Total

Written direct	$51,586,508	$30,452,054	$82,038,562
Reinsurance ceded	(12,307,112)	—	(12,307,112)
Reinsurance assumed	86,823,557	—	86,823,557

Net	$126,102,953	$30,452,054	$156,555,007

Percentage of amount assumed to net	68.9%	0.0%	55.5%

	Premium Income

	Life Insurance	Accident and Health	Annuities	Total

Written direct	$276,929	$39,760	$11,087	$327,776
Reinsurance ceded	(43,025)	(8,752)	(172)	(51,949)
Reinsurance assumed	306,572	—	53	306,625

Net	$540,476	$31,008	$10,968	$582,452

The following table summarizes total premium income for the year ended, December 31, 2005:

	Premium Income

	Life Insurance	Accident and Health	Annuities	Total

Written direct	$309,151	$44,361	$4,677	$358,189
Reinsurance ceded	(51,904)	(14,520)	(757)	(67,181)
Reinsurance assumed	352,619	—	2,409	355,028

Net	$609,866	$29,841	$6,329	$646,036

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

9. Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

The following table summarizes activity in deferred acquisition costs and value of business acquired for the years ended December 31, 2007, 2006 and 2005:

	DAC	VOBA	Total

Balance, January 1, 2005	$384,251	$3,837	$388,088
Capitalized additions	50,437	—	50,437
Amortization	(51,306)	(222)	(51,528)
Unrealized investment gains	33,433	12	33,445
Purchase accounting adjustment	—	6,000	6,000

Balance, December 31, 2005	416,815	9,627	426,442
Capitalized additions	60,186	46,033	106,219
Amortization	(44,526)	(1,665)	(46,191)
Unrealized investment gains (losses)	18,740	(76)	18,664

Balance, December 31, 2006	451,215	53,919	505,134
Capitalized additions	73,062	—	73,062
Amortization	(128,575)	(6,995)	(135,570)
Unrealized investment gains	1,121	118	1,239
Purchase accounting adjustment	—	(563)	(563)

Balance, December 31, 2007	$396,823	$46,479	$443,302

DAC includes $82,162 and $81,408 at December 31, 2006, and 2005 as the result of the CLAC indemnity reinsurance agreement which was terminated on June 1, 2007 as discussed in Note 5.

The estimated future amortization of VOBA for the years ended December 31, 2008 through December 31, 2012 is as follows:

Year Ended December 31,	Amount

2008	$6,288
2009	4,190
2010	3,757
2011	3,399
2012	3,096

10. Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the years ended December 31, 2006 and 2007 are as follows:

Retirement Services

Balance, January 1, 2006	$5,784
Additions through acquisitions	96,060
Purchase accounting adjustment	530

Balance, December 31, 2006	102,374
Purchase accounting adjustment	(719)

Balance, December 31, 2007	$101,655

See Note 3 for further discussion on acquisitions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following tables summarize other intangible assets as of December 31, 2007 and 2006:

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$36,999	($4,154)	$32,845
Preferred provider agreements	7,970	(1,581)	6,389

Total	$44,969	($5,735)	$39,234

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$29,839	($1,036)	$28,803
Preferred provider agreements	14,490	—	14,490

Total	$44,329	($1,036)	$43,293

Amortization expense for other intangible assets included in general insurance expenses was $4,699, $497 and $289 for the years ended December 31, 2007, 2006 and 2005, respectively. Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2008 through December 31, 2012 is as follows:

Year Ended December 31,	Amount

2008	$4,464
2009	4,258
2010	4,052
2011	3,845
2012	3,639

11. Commercial Paper

The Company has a commercial paper program that is partially supported by a $50,000 corporate credit facility (See Note 21).

The following table provides information regarding the Company’s commercial paper program at December 31, 2007 and 2006:

	December 31,

	2007	2006

Commercial paper outstanding	$95,667	$95,020
Maturity range (days)	7 - 88	10 - 89
Interest rate range	4.80% - 5.48%	5.31%- 5.38%

12. Stockholder’s Equity and Dividend Restrictions

At December 31, 2007 and 2006, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date. In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2007 and 2006.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,

	2007	2006	2005

	(Unaudited)
Net income	$518,339	$280,875	$391,631
Capital and surplus	1,800,863	1,862,338	1,538,887

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. Dividends in the amount of $604,983, $249,395 and $221,358 were paid to the holder of the Company’s common stock during the years ended December 31, 2007, 2006 and 2005, respectively.  In March 2008 the Company also paid a dividend in the amount of  $299,985.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. Unaudited statutory capital and surplus and net gain from operations at and for the year ended December 31, 2007 were $1,800,863 and $693,306, respectively. The Company may pay up to $693,306 (unaudited) of dividends during 2008 without the prior approval of the insurance commissioner.

13. Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2007:

	Year Ended December 31, 2007

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	$12,317	($4,311)	$8,006
Unrealized holding gains (losses) arising during the year	3,833	(1,342)	$2,491
Less: reclassification adjustment for gains (losses) realized in net income	3,098	(1,084)	2,014

Net unrealized gains (losses)	19,248	(6,737)	12,511
Reserve, DAC and VOBA adjustment	(4,013)	1,405	(2,608)

Net unrealized gains (losses)	15,235	(5,332)	9,903
Employee benefit plan adjustment	53,843	(18,845)	34,998

Other comprehensive income (loss)	$69,078	($24,177)	$44,901

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2006:

	Year Ended December 31, 2006

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	($7,805)	$2,732	($5,073)
Unrealized holding gains (losses) arising during the year	(52,398)	18,339	(34,059)
Less: reclassification adjustment for gains (losses) realized in net income	3,535	(1,237)	2,298

Net unrealized gains (losses)	(56,668)	19,834	(36,834)
Reserve, DAC and VOBA adjustment	19,785	(6,925)	12,860

Net unrealized gains (losses)	(36,883)	12,909	(23,974)
Employee benefit plan adjustment	1,521	(532)	989

Other comprehensive income (loss)	($35,362)	$12,377	($22,985)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2005:

	Year Ended December 31, 2005

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	$5,753	($2,014)	$3,739
Unrealized holding gains (losses) arising during the year	(256,982)	89,142	(167,840)
Less: reclassification adjustment for gains (losses) realized in net income	(3,474)	1,216	(2,258)

Net unrealized gains (losses)	(254,703)	88,344	(166,359)
Reserve, DAC and VOBA adjustment	63,393	(22,314)	41,079

Net unrealized gains (losses)	(191,310)	66,030	(125,280)
Employee benefit plan adjustment	(15,897)	5,564	(10,333)

Other comprehensive income (loss)	($207,207)	$71,594	($135,613)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

14. Net Investment Income and Realized Gains (Losses) on Investments

The following table summarizes net investment income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Investment income:
Fixed maturity and short-term investments	$782,013	$780,272	$722,441
Equity investments	2,260	5,794	11,818
Mortgage loans on real estate	66,994	79,316	92,239
Policy loans	205,772	208,511	202,944
Limited partnership interests	10,887	13,818	6,428
Interest on funds withheld balances under reinsurance agreements	21,199	49,952	56,616
Change in fair value of an embedded derivative contained in a reinsurance agreement	(5,521)	(18,986)	(24,346)
Other, including interest income from related parties of $5,240, $22,505 and $32,723	71,734	6,986	(7,691)

	1,155,338	1,125,663	1,060,449
Investment expenses	(15,797)	(15,527)	(16,368)

Net investment income	$1,139,541	$1,110,136	$1,044,081

The following table summarizes net realized gains (losses) on investments for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Net realized gains (losses):
Fixed maturity and short-term investments	($9,570)	($8,978)	($17,377)
Equity investments	(48)	(2,768)	24,972
Mortgage loans on real estate	3,202	2,725	(3,375)
Limited partnership interests	(38)	(835)	—
Other	590	(123)	(200)
Provision for mortgage impairments, net of recoveries	3,836	514	14,677

Net realized gains (losses) on investments	($2,028)	($9,465)	$18,697

Included in net investment income and net realized gains (losses) on investments are amounts allocable to the participating fund account. This allocation is based upon the activity in a specific block of invested assets that are segmented for the benefit of the participating fund account. The amounts of net investment income allocated to the participating fund account were $373,244, $373,278 and $351,149 for the years ended December 31, 2007, 2006 and 2005, respectively. The amounts of net realized losses allocated to the participating fund account were $4,669, $12,465 and $3,300 for the years ended December 31, 2007, 2006 and 2005, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

15. General Insurance Expenses

The following table summarizes the components of general insurance expenses for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Compensation	$281,670	$251,345	$231,806
Commissions	128,003	103,488	61,998
Premium and other taxes	21,366	19,209	13,302
Capitalization of DAC	(73,062)	(60,186)	(50,437)
Rent, net of sublease income	5,752	7,873	5,579
Other	68,697	45,586	31,833

Total general insurance expenses	$432,426	$367,315	$294,081

16. Employee Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations for the Defined Benefit Pension Plan or the accumulated post retirement benefit obligation for the Post Retirement Medical Plan) of its pension plan and post retirement medical plan beginning in its December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”) all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the time of adoption of SFAS No. 158.

Defined Benefit Pension and Post Retirement Medical Plans - The Company has a noncontributory Defined Benefit Pension Plan covering substantially all of its employees that were hired before January 1, 1999. Pension benefits are based principally on an employee’s years of service and compensation levels near retirement. The Company’s policy for funding the defined benefit pension plans is to make annual contributions, which equal or exceed regulatory requirements.

The Company sponsors an unfunded Post Retirement Medical Plan (the “medical plan”) that provides health benefits to retired employees who are not Medicare eligible. The medical plan is contributory and contains other cost sharing features, which may be adjusted annually for the expected general inflation rate. The Company’s policy is to fund the cost of the medical plan benefits in amounts determined at the discretion of management.

During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Under the Act, which took effect on January 1, 2006, employers who sponsor postretirement plans that provide for a prescription drug benefit under Medicare Part D may be entitled to a subsidy payment. In conjunction with the effect of this legislation, the Company amended its post retirement medical plan, whereby it eliminated the provision of medical benefits for retired employees once

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

they become Medicare eligible. The adoption of the amendment resulted in a reduction of the Company’s estimated post retirement medical plan benefit obligation in the amount of $34,965 on January 1, 2006.

A November 30 measurement date is used for the Defined Benefit Pension and Post Retirement Medical plans. Prepaid benefit costs and intangible assets are included in other assets and accrued benefit costs and unfunded status amounts are included in other liabilities in the accompanying consolidated balance sheets.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets, and the under funded status for the Company’s Defined Benefit Pension and Post Retirement Medical plans as of the years ended December 31, 2007 and 2006:

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	2007	2006	2007	2006

Change in projected benefit obligation:
Benefit obligation, January 1	$300,773	$275,646	$25,647	$23,923
Service cost	9,685	9,406	2,050	1,851
Interest cost	17,293	15,970	1,489	1,309
Actuarial (gain) loss	(41,275)	6,166	(2,007)	(433)
Benefits paid	(8,230)	(7,463)	(971)	(1,003)
Plan change	—	1,048	—	—

Benefit obligation, December 31	$278,246	$300,773	$26,208	$25,647

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	2007	2006	2007	2006

Change in plan assets:
Value of plan assets, January 1	$256,533	$208,753	$—	$—
Actual return on plan assets	22,849	19,243	—	—
Employer contributions	3,300	36,000	971	1,003
Benefits paid	(8,230)	(7,463)	(971)	(1,003)

Value of plan assets, December 31	$274,452	$256,533	$—	$—

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	2007	2006	2007	2006

Funded (under funded) status at December 31	($3,794)	($44,240)	($26,208)	($25,647)

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	2007	2006	2007	2006

Amounts recognized in consolidated balance sheets:
Prepaid benefit cost (accrued benefit liability)	($3,794)	($44,240)	($51,663)	($52,171)
Accumulated other comprehensive income	(11,674)	(59,213)	25,455	26,523

The accumulated benefit obligation for the Defined Benefit Pension Plan was $260,147 and $279,828 at December 31, 2007 and 2006, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2007:

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	($16,531)	($10,745)	($8,154)	($5,300)
Net prior service (cost) credit	(1,199)	(779)	33,609	21,846
Net transition asset (obligation)	6,056	3,937	—	—

	($11,674)	($7,587)	$25,455	$16,546

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2008:

	Defined Benefit Pension Plan		Post Retirement Medical Plan

	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	$—	$—	($408)	($266)
Net prior service (cost) credit	(218)	(142)	3,727	2,423
Net transition asset (obligation)	1,514	984	—	—

	$1,296	$842	$3,319	$2,157

The expected benefit payments for the Company’s Defined Benefit Pension and Post Retirement Medical Plans for the years indicated are as follows:

	Defined Benefit Pension Plan	Post Retirement Medical Plan

2008	$9,626	$986
2009	10,403	1,164
2010	11,019	1,378
2011	12,046	1,652
2012	13,380	1,875
2013 through 2017	87,195	14,060

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post Retirement Medical Plan included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, includes the following components.

	Defined benefit pension plan

	2007	2006	2005

Components of net periodic (benefit) cost:
Service cost	$9,685	$9,406	$8,498
Interest cost	17,293	15,970	14,537
Expected return on plan assets	(20,166)	(16,835)	(15,610)
Amortization of transition obligation	(1,514)	(1,514)	(1,514)
Amortization of unrecognized prior service cost	218	462	632
Amortization of loss from earlier periods	4,877	5,447	4,035

Net periodic (benefit) cost	$10,393	$12,936	$10,578

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

	Post Retirement Medical Plan

	2007	2006	2005

Components of net periodic (benefit) cost:
Service cost	$2,050	$1,851	$2,385
Interest cost	1,489	1,309	2,421
Expected return on plan assets	—	—	—
Amortization of transition obligation	—	—	—
Amortization of unrecognized prior service cost	(3,727)	(3,727)	(1,868)
Amortization of loss from earlier periods	651	633	532

Net periodic (benefit) cost	$463	$66	$3,470

The following table presents the assumptions used in determining benefit obligations of the Defined Benefit Pension Plan and the Post Retirement Medical Plan for the years ended December 31, 2007, 2006 and 2005:

	Defined Benefit Pension Plan

	2007	2006	2005

Discount rate	6.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.19%	3.19%	3.19%

	Post Retirement Medical Plan

	2007	2006	2005

Discount rate	6.75%	5.75%	5.75%

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Post Retirement Medical Plan. For measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2016.

The following table presents what a one-percentage-point change would have on assumed healthcare cost trend rates:

	One percentage point increase	One percentage point decrease

Increase (decrease) on total service and interest cost on components	$4,058	($3,098)
Increase (decrease) on post-retirement benefit obligation	519	(441)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2007 and 2006:

	December 31,

	2007	2006

Equity securities	73%	70%
Debt securities	25%	28%
Other	2%	2%

Total	100%	100%

The following table presents the Company’s target allocation for invested Defined Benefit Pension Plan assets at December 31, 2008:

December 31, 2008

Equity securities	70%
Debt securities	25%
Other	5%

Total	100%

Management estimates the value of these investments will be recoverable. The Company does not expect any plan assets to be returned to it during the year ended December 31, 2008. The Company made a contribution in the amount of $3,300 to its Defined Benefit Pension Plan during the year ended December 31, 2007. The Company expects to contribute approximately $986 to its Post Retirement Medical Plan during the year ended December 31, 2008.

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

Supplemental executive retirement plan - The Company also provides supplemental executive retirement plans to certain key executives. These plans provide key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The Company’s expense for these plans was $4,869, $4,942 and $3,732 for the years ended December 31, 2007, 2006 and 2005, respectively. The liability associated with these plans was $41,676 and $46,084 at December 31, 2007 and 2006, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following tables summarize changes in the benefit obligations, plan assets and funded status for the Company’s Supplemental Executive Retirement Plans for the years ended December 31, 2007 and 2006:

	Supplemental Executive Retirement Plan

	December 31,

	2007	2006

Change in projected benefit obligation:
Benefit obligation, January 1	$46,085	$45,771
Service cost	1,044	964
Interest cost	2,589	2,565
Actuarial (gain) loss	(6,136)	(1,270)
Benefits paid	(1,906)	(1,946)

Benefit obligation, December 31	$41,676	$46,084

	Supplemental Executive Retirement Plan

	December 31,

	2007	2006

Change in plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	1,906	1,946
Benefits paid	(1,906)	(1,946)

Fair value of plan assets, December 31	$—	$—

	Supplemental Executive Retirement Plan

	December 31,

	2007	2006

Underfunded status	($41,676)	($46,084)
Accumulated other comprehensive expense (income)	(123)	219

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2007:

	Gross	Net of tax

Net gain (loss)	($283)	($184)
Net prior service (cost) credit	(7,085)	(4,606)

	($7,368)	($4,790)

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs for the Supplemental Executive Retirement Plans during the year ended December 31, 2008:

	Gross	Net of tax

Net gain (loss)	$250	$162
Net prior service (cost) credit	986	642

	$1,236	$804

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The expected benefit payments for the Company’s Supplemental Executive Retirement Plans for the years indicated are estimated as follows:

2008	$1,768
2009	2,058
2010	2,230
2011	2,483
2012	2,478
2013 through 2017	16,293

Net periodic cost of the Supplemental Executive Retirement Plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, includes the following components:

	Year Ended December 31,

	2007	2006	2005

Components of net periodic (benefit) cost:
Service cost	$1,044	$964	$818
Interest cost	2,589	2,564	2,147
Amortization of unrecognized prior service cost	986	1,024	598
Amortization of loss from earlier periods	250	390	169

Net periodic cost	$4,869	$4,942	$3,732

The following table presents the assumptions used in determining benefit obligations for the Supplemental Executive Retirement Plans for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Discount rate	6.75%	5.75%	5.75%
Rate of compensation increase	6.00%	6.00%	6.00%

Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan, which provides eligible participants with the opportunity to defer up to 50% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2007, 2006 and 2005 were $9,573, $8,825 and $8,153, respectively.

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $17,934 and $18,495 at December 31, 2007 and 2006, respectively. The participant deferrals earned interest at the average rates of 6.50% and 6.49% during the years ended December 31, 2007 and 2006, respectively. The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.41% to 8.30% for retired participants. Interest expense related to this plan was $1,261, $1,295 and $1,199 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in general insurance expenses in the consolidated statements of income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program. Under this program, participants may defer compensation and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Effective January 1, 2005, this program no longer accepted participant deferrals. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $5,257 and $5,658 at December 31, 2007 and 2006, respectively. The participant deferrals earned interest at the average rate of 4.6% and 4.5% during the years ended December 31, 2007 and 2006, respectively. The interest rate is based on an annual rate determined by the Company. The interest expense related to this plan was $258, $269 and $282 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in general insurance expense in the consolidated statements of income.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $14,533 and $12,531 at December 31, 2007 and 2006, respectively. Unrealized gains on invested participant deferrals were $997, $1,556 and $542 for the years ended December 31, 2007, 2006 and 2005, respectively.

17. Federal Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended December 31,

	2007	2006	2005

Current	$60,813	$35,892	$52,304
Deferred	57,978	36,711	14,241

Total income tax provision	$118,791	$72,603	$66,545

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Reduction in tax contingency	—	(1.8%)	(0.5%)
Investment income not subject to federal tax	(1.6%)	(2.5%)	(2.3%)
Tax credits	(2.8%)	(4.8%)	(4.6%)
State income taxes net of federal benefit	0.5%	0.7%	0.9%
Other, net	2.0%	1.6%	(1.6%)

Effective federal income tax rate from continuing operations	33.1%	28.2%	26.9%

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately an $87,427 increase in the liability for unrecognized tax benefits, of which $6,195 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, $4,505 was accounted for as a reduction to a liability previously accounted for under Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, and a $76,727 increase related to temporary items. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Balance, January 1, 2007	$87,427
Additions for tax positions in the current year	3,957
Additions for tax positions in prior years	21,749
Reductions for tax positions in prior years	(51,847)

Balance, December 31, 2007	$61,286

Included in the unrecognized tax benefits of $61,286 at December 31, 2007 was $4,086 of tax benefits that, if recognized, would increase the annual effective tax rate.

The Company recognizes interest and accrues penalties related to unrecognized tax benefits in current income tax expense. During the year ended December 31, 2007, the Company recognized approximately $1,300 in interest and penalties related to the uncertain tax positions. The Company had accrued approximately $5,632 for the payment of interest and penalties at December 31, 2007.

During the current year, the Company executed closing agreements with the Internal Revenue Service (the “IRS”) for all federal examinations on tax years 1994 through 2004. Tax years 2005 and 2006 are still open to federal examination by the IRS. The Company is not currently under federal examination. The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2008. Also, the Company does not expect significant increases or decreases relating to state and local audits.

The Company has reduced its liability for tax contingencies in each of the last three years due to the completion of Internal Revenue Service examinations.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	December 31,

	2007		2006

	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Policyholder reserves	$—	$45,769	$97,442	$—
Deferred acquisition costs	—	55,363	—	39,917
Investment assets	—	39,351	—	93,596
Policyholder dividends	29,942	—	29,939	—
Net operating loss carryforward	208,714	—	172,709	—
Other	57,375	—	—	2,781

Total deferred taxes	$296,031	$140,483	$300,090	$136,294

Amounts presented for investment assets above include $(3,082) and $4,329 related to the unrealized (gains) losses on the Company’s fixed maturity and equity investments, which are classified as available-for-sale at December 31, 2007 and 2006, respectively.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company has federal net operating loss carry forwards generated by a subsidiary that files an income tax return separate from the GWL&A Financial consolidated federal income tax return. As of December 31, 2007, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount

2025	$371,058
2026	113,001
2027	112,267

Total	$596,326

Included in due from parent and affiliates at December 31, 2007 and 2006 is $31,376 and ($14,707), respectively, of income taxes receivable (payable) to GWL&A Financial related to the consolidated income tax return filed by the Company and certain subsidiaries. Included in the consolidated balance sheets at December 31, 2007 and 2006 is $135 and $12,034 of income taxes payable in other liabilities related to the separate federal income tax returns filed by certain subsidiaries and other state income tax receivables.

18. Segment Information

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides enrollment services, communication materials, various investment options and education services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

On January 1, 2007, the Company’s business segments were redefined from prior periods whereby the Individual Markets and Retirement Services segments (formerly combined as the Company’s Financial Services segment) were identified and reported separately. As discussed in Note 2, substantially all of the Company’s former Healthcare segment has been reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment. The Company will retain a small portion of its Healthcare business and will report it within its Individual Markets segment. The segment reporting for prior periods has been restated to reflect these changes in business segments.

The accounting policies of each of the business segments are the same as those described in Note 1. The Company evaluates performance of its reportable segments based on their profitability from operations after income taxes. All material inter-segment transactions and balances have been eliminated in consolidation.

The Company’s operations are not materially dependent on one or a few customers, brokers or agents.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended and as of December 31, 2007:

	Year Ended December 31, 2007

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	($1,027,417)	$4,729	$165,421	($857,267)
Fee income	69,535	388,959	4,771	463,265
Net investment income	759,037	350,382	30,122	1,139,541
Net realized gains on investments	(8,081)	4,885	1,168	(2,028)

Total revenue	(206,926)	748,955	201,482	743,511

Benefits and expenses:
Benefits	(577,592)	224,413	128,315	(224,864)
Expenses	190,721	338,677	80,311	609,709

Total benefits and expenses	(386,871)	563,090	208,626	384,845

Net operating income (loss) before income taxes	179,945	185,865	(7,144)	358,666
Income taxes	59,863	58,474	454	118,791

Net income (loss) from continuing operations	$120,082	$127,391	($7,598)	$239,875

	December 31, 2007

	Individual Markets	Retirement Services	Other	Total

Assets:
Investments	$11,157,282	$5,899,077	$2,326,324	$19,382,683
Other assets	1,204,911	637,061	251,227	2,093,199
Separate account assets	4,607,371	13,482,613	—	18,089,984

Assets from continuing operations	16,969,564	20,018,751	2,577,551	39,565,866
Assets from discontinued operations				724,766

Total assets	$16,969,564	$20,018,751	$2,577,551	$40,290,632

The following tables summarize segment financial information for the year ended and as of December 31, 2006:

	Year Ended December 31, 2006

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	$446,662	$10,661	$125,129	$582,452
Fee income	42,780	293,784	4,808	341,372
Net investment income	766,350	304,139	39,647	1,110,136
Net realized gains on investments	(3,561)	(5,105)	(799)	(9,465)

Total revenue	1,252,231	603,479	168,785	2,024,495

Benefits and expenses:
Benefits	1,010,613	194,928	115,180	1,320,721
Expenses	100,845	274,223	72,061	447,129

Total benefits and expenses	1,111,458	469,151	187,241	1,767,850

Net operating income (loss) before income taxes	140,773	134,328	(18,456)	256,645
Income taxes	48,648	30,181	(6,226)	72,603

Net income (loss) from continuing operations	$92,125	$104,147	($12,230)	$184,042

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

	December 31, 2006

	Individual Markets	Retirement Services	Other	Total

Assets:
Investments	$12,443,617	$6,243,185	$3,097,773	$21,784,575
Other assets	1,492,304	748,715	371,501	2,612,520
Separate account assets	3,803,591	12,486,383	—	16,289,974

Assets from continuing operations	17,739,512	19,478,283	3,469,274	40,687,069
Assets from discontinued operations				794,785

Total assets	$17,739,512	$19,478,283	$3,469,274	$41,481,854

The following tables summarize segment financial information for the year ended December 31, 2005:

	Year Ended December 31, 2005

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	$473,071	$6,277	$166,688	$646,036
Fee income	40,174	258,064	4,723	302,961
Net investment income	754,377	277,121	12,583	1,044,081
Net realized gains on investments	16,334	7,059	(4,696)	18,697

Total revenue	1,283,956	548,521	179,298	2,011,775

Benefits and expenses:
Benefits	1,052,039	185,714	166,337	1,404,090
Expenses	99,692	237,214	23,099	360,005

Total benefits and expenses	1,151,731	422,928	189,436	1,764,095

Net operating income (loss) before income taxes	132,225	125,593	(10,138)	247,680
Income taxes	37,152	32,161	(2,768)	66,545

Net income (loss) from continuing operations	$95,073	$93,432	($7,370)	$181,135

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

The Company adopted the provisions of SFAS No. 123R on January 1, 2006, applying the modified prospective transition method of adoption; accordingly, the results of prior years have not been restated. Prior to January 1, 2006, the Company accounted for share-based payment awards under the recognition and measurement provisions of APB No. 25 and the related interpretations, as permitted by SFAS No. 123. During the years ended December 31, 2007 and 2006, the Company recognized $3,816 and $4,525, respectively, in its consolidated statements of income related to share-based compensation expense which is included in general insurance expenses in the consolidated statements of income. No share-based compensation cost was recognized in the consolidated statement of income during the year ended December 31, 2005 since the stock options granted prior to adoption of SFAS No. 123R had exercise prices equal to the market value of the underlying Lifeco common stock on the date of grant.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

Under the modified prospective transition method, share-based compensation cost related to the unvested portion of awards outstanding at the time of adoption of SFAS No. 123R is recognized in earnings rateably over the future vesting periods of the awards. For share-based compensation awards that are granted or modified after the adoption of SFAS No. 123R, compensation cost is recognized in earnings using the accelerated attribution method permitted under SFAS No. 123R.

The Lifeco plan contains a provision that permits a retiring option holder with unvested stock options on the date of retirement to continue to vest in them post retirement for a period of up to five years. Upon the retirement of an option holder with unvested options, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time. At December 31, 2007, the Company had $6,663, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through 2014. The weighted average period over which these costs will be recognized in earnings is 2.3 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2007. The options granted relate to stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted Average

	Shares Under Option	Exercise Price (Whole Dollars)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value [1]

Outstanding, January 1, 2007	4,906,603	$14.82
Granted	760,000	37.50
Exercised	(1,118,492)	13.47

Outstanding, December 31, 2007	4,548,111	21.85	4.9	$64,034

Vested and expected to vest, December 31, 2007	4,480,821	$21.78	4.9	$63,422

Exercisable, December 31, 2007	3,115,211	$16.96	4.0	$59,107

1 The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2007 and the exercise price of the option multiplied by the number of options.

The following table illustrates the proforma effect on net income for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Year Ended December 31, 2005

Net income, as reported	$371,555
Less: compensation for fair value of stock options, net of related income tax effect	(3,061)

Proforma net income	$368,494

As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income were lower by $3,816 and $3,366, respectively, for the year ended December 31, 2007 and by $4,525 and $4,038, respectively, for the year ended December 31, 2006 than if it had continued to account for share-based compensation under APB No. 25. The adoption of SFAS No. 123R did not have an effect on the Company’s cash flow. The cash proceeds from the exercise of stock options are received and retained by Lifeco.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The following table presents other information regarding options under the Lifeco plan during the year ended December 31, 2007:

Year Ended December 31, 2007

Weighted average fair value of options granted	$7.46
Intrinsic value of options exercised [1]	$23,432
Fair value of options vested	$3,440

1 The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of each option granted during the year was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	2.84%
Expected volitility	19.06%
Risk free interest rate	4.02%
Expected duration (years)	7.9

20. Obligations Relating to Debt and Leases

The Company enters into operating leases primarily for the rental of office space. The following table shows, as of December 31, 2007, scheduled related party debt principal repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2008 through 2012 and thereafter:

Year Ended December 31,	Related Party Notes	Operating Leases	Total Contractual Obligations

2008	$—	$26,481	$26,481
2009	—	26,534	26,534
2010	—	12,011	12,011
2011	—	3,780	3,780
2012	—	2,254	2,254
Thereafter	528,400	—	528,400

21. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent upon various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either December 31, 2007 or 2006 and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands, Except Share Amounts)

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at December 31, 2007 and 2006 were $97,201 and $65,267, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the year ended December 31, 2007

Operations:	Individual Markets	Retirement Services	Other	Total

Deferred acquisition costs	$143,839	$252,984	$—	$396,823
Future policy benefits, losses, claims and expenses	11,044,711	5,990,779	277,220	17,312,710
Unearned premium reserves	63,985	—	—	63,985
Other policy claims and benefits payable	852,505	267	—	852,772
Premium income	(1,027,417)	4,729	165,421	(857,267)
Net investment income	759,037	350,382	30,122	1,139,541
Benefits, claims, losses and settlement expenses	(577,592)	224,413	128,315	(224,864)
Amortization of deferred acquisition costs	104,345	24,230	—	128,575
Other operating expenses	86,376	314,447	80,311	481,134

	As of and for the year ended December 31, 2006

Operations:	Individual Markets	Retirement Services	Other	Total

Deferred acquisition costs	$217,735	$233,480	$—	$451,215
Future policy benefits, losses, claims and expenses	12,840,101	6,067,691	221,092	19,128,884
Unearned premium reserves	58,687	—	—	58,687
Other policy claims and benefits payable	879,971	76	—	880,047
Premium income	446,662	10,661	125,129	582,452
Net investment income	766,350	304,139	39,647	1,110,136
Benefits, claims, losses and settlement expenses	1,010,613	194,928	115,180	1,320,721
Amortization of deferred acquisition costs	23,785	20,739	—	44,524
Other operating expenses	77,060	253,484	72,061	402,605

	For the year ended December 31, 2005

Operations:	Individual Markets	Retirement Services	Other	Total

Premium income	$473,071	$6,277	$166,688	$646,036
Net investment income	754,377	277,121	12,583	1,044,081
Benefits, claims, losses and settlement expenses	1,052,039	185,714	166,337	1,404,090
Amortization of deferred acquisition costs	26,824	24,482	—	51,306
Other operating expenses	72,868	212,732	23,099	308,699

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used criteria set forth in Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

          None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

10.1	Identification of Directors

Director	Age	Served as Director from	Principal Occupation(s) for last Five Years

James Balog* ‚„…†	79	1993	Corporate Director

John L. Bernbach „…†		2006	President, Not Traditional Media, Inc.; previously Partner, Barnet-Bernbach-Cardune, LLC.

Orest T. Dackow* ‚„ˆ	71	1991	Corporate Director

André Desmarais, O.C.* ‚„†‡ˆ	51	1997	President and Co-Chief Executive Officer, Power Corporation; Deputy Chairman, Power Financial Corporation

Paul Desmarais, Jr., O.C.* ‚„†‡ˆ	53	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Chairman, Power Financial Corporation

Robert Gratton* ‚„†ˆ	64	1991	Chairman of the Board of the Company; Chairman of the Board of Power Financial Corporation; Chairman of the Boards of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Kevin P. Kavanagh, C.M.* ƒˆ	75	1986	Corporate Director; Chancellor Emeritus, Brandon University

Alain Louvel ƒ	62	2006	Corporate Director; previously Head of Risk, BNP Paribas

William Mackness* ‚…	69	1991	Corporate Director

William T. McCallum ˆ	65	1990	Corporate Director, previously President and Chief Executive Officer of the Company

Raymond L. McFeetors* ‚ˆ	63	2006	President and Chief Executive Officer of the Company; President and Chief Executive Officer of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Jerry E.A. Nickerson ƒˆ	71	1994	Chairman of the Board, H.B. Nickerson & Sons Limited (a management and holding company)

David A. Nield* ‚ˆ	69	2003	Corporate Director

R. Jeffrey Orr* ‚„†ˆ	49	2005	President and Chief Executive Officer, Power Financial Corporation since 2005; previously President and Chief Executive Officer of IGM Financial Inc.

Michel Plessis-Bélair,* F.C.A.‚ƒˆ	65	1991	Vice Chairman, Power Corporation; previously Executive Vice President and Chief Financial Officer, Power Financial

Philip K. Ryan* ‚ƒˆ	52	2008

Chief Financial Officer, Power Corporation
since January, 2008; Executive Vice President and Chief Financial Officer, Power Financial since January 2008; previously Chief Financial Officer, Credit Suisse Group, since 2003

Brian E. Walsh* ‚ƒ„†	54	1995	Managing Partner, QVan Capital, LLC (a merchant banking company)

*	Member of the Executive Committee.

‚	Member of the Investment and Credit Committee.

ƒ	Member of the Audit Committee.

„	Member of the Compensation Committee.

	…	Member of the Conduct Review Committee

	†	Member of the Governance and Nominating Committee

	‡	Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers

	ˆ	Also a director of Great-West Life.

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

		J. Balog	Transatlantic Holdings, Inc.
		P. Desmarais, Jr.	SUEZ
TOTAL S.A.
		A. Desmarais	Neurichem, Inc.
		W.T. McCallum	Maxim Series Fund, Inc.

10.2	Identification of Executive Officers

Executive Officer	Age	Served as Executive Officer from	Principal Occupation(s) for last Five Years

Raymond L. McFeetors President and Chief Executive Officer	63	2006	President and Chief Executive Officer of the Company; President and Chief Executive Officer of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Mitchell T.G. Graye Executive Vice President and Chief Financial Officer	52	1997	Executive Vice President and Chief Financial Officer of the Company; Executive Vice President and Chief Financial Officer, Putnam Investments, LLC

Richard F. Rivers Executive Vice President, Healthcare	54	2002	Executive Vice-President, Healthcare of the Company

Douglas L. Wooden Executive Vice President, Financial Services (until February 2008)	51	1991	Executive Vice President, Operations Technology and Administration, Putnam Investments, LLC; previously Executive Vice President, Financial Services of the Company, until February, 2008

George C. Bogdewiecz Senior Vice President, Human Resources	56	2006	Senior Vice President, Human Resources of the Company

Kent. G. Boyer Senior Vice President, Specialty Markets	51	2007	Senior Vice President, Specialty Markets of the Company

S. Mark Corbett Senior Vice President, Investments	48	2001	Senior Vice President, Investments of the Company

Christopher H. Cumming Senior Vice President, Marketing/Healthcare/ National Accounts 401(K)		2007	Senior Vice President, Marketing/Healthcare/ National Accounts 401(K) of the Company

Glen R. Derback Senior Vice President and Controller	56	2003	Senior Vice President and Controller of the Company

Miles R. Edwards Senior Vice President, FASCore Operations	48	2006	Senior Vice President, FASCore Operations, of the Company

Terry L. Fouts Senior Vice President and Chief Medical Officer	64	2003	Senior Vice President and Chief Medical Officer of the Company

John R. Gabbert Senior Vice President and Chief Information Officer, Healthcare	53	2000	Senior Vice President and Chief Information Officer, Healthcare of the Company

Donna A. Goldin Senior Vice President, Healthcare Operations	60	1996	Senior Vice President, Healthcare Operations of the Company

Wayne T. Hoffmann Senior Vice President, Investments	52	2001	Senior Vice President, Investments of the Company

Christopher M. Knackstedt Senior Vice President, Healthcare Management	39	2005	Senior Vice President, Healthcare Management of the Company

Ron J. Laeyendecker Senior Vice President, Executive Benefits Markets	43	2007	Senior Vice President, Executive Benefits Markets of the Company

James L. McCallen Senior Vice President and Actuary	57	2003	Senior Vice President and Actuary of the Company

Graham R. McDonald Senior Vice President, Corporate Administration	61	2003	Senior Vice President, Corporate Administration

Scot A. Miller Senior Vice President, Financial Services Systems	49	2006	Senior Vice President, Financial Services Systems

Charles P. Nelson Senior Vice President, Retirement Services	47	1998	Senior Vice President, Retirement Services of the Company

Martin Rosenbaum Senior Vice President, Healthcare Finance	55	1997	Senior Vice President, Healthcare Finance of the Company

Gregory E. Seller Senior Vice President, Government Markets	54	1999	Senior Vice President, Government Markets of the Company

Robert K. Shaw Senior Vice President, Individual Markets	52	1998	Senior Vice President, Individual Markets of the Company

Douglas J. Stefanson Senior Vice President, Healthcare Underwriting	52	2003	Senior Vice President, Healthcare Underwriting of the Company

Neil J. Waldron Senior Vice President, Group Health	55	2007	Senior Vice President, Group Health of of the Company; previously Head of Sales, Aetna, Inc.

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

The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee and determined that, although no one member of the Audit Committee is an “audit committee financial expert” within the meaning of the Rules under the Securities Exchange Act of 1934, the combined qualifications and experience of the members of the Audit Committee give the Committee collectively the financial expertise necessary to discharge its responsibilities.

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

Base salaries for the executive officers are set annually, having regard to the individual’s job responsibilities, experience and proven or expected performance.

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

Bonus opportunity is expressed as a percentage of base salary and varies by office. Executive Vice Presidents and Senior Vice Presidents can earn bonuses of up to 100% and 75%, respectively, of base salary if all targets and objectives are met. Bonus amounts are established against each target or objective at the beginning of each year.

For 2007:

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

In 2007, all Company and division/business unit earnings targets were met.

(d)	Special Bonuses

From time to time, special bonuses may be provided related to significant projects such as acquisitions. See Footnote (2) to the Summary Compensation Table for a description of a special bonus which was paid to a Named Executive Officer in 2007.

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

To provide market competitive compensation to certain key executives, the Company also has a a nonqualified deferred compensation plan (“NDCP”) and a nonqualified executive deferred compensation plan (“EDCP”). See Section 11.9 below for information on the participation of the Named Executive Officers in these plans and a description of the terms of the plans.

6.	Perquisites Program

The Company has a limited perquisites program in which the Named Executive Officers participate. A perquisites account of up to $5,500 is available to the Named Executive Officers (other than the President and Chief Executive Officer) for reimbursement of expenses such as club dues, employee recognition or other miscellaneous expenses. In addition, these Named Executive Officers have available a one time membership perquisite of up to $10,000. The President and Chief Executive Officer receives a yearly car lease benefit. Executive Vice Presidents and Senior Vice Presidents receive a fixed car allowance of $800 per month and $600 per month, respectively.

7.	Compensation of the President and Chief Executive Officer

The President and Chief Executive Officer of the Company is also President and Chief Executive Officer of Lifeco and other major operating subsidiaries of Lifeco. In relation to his services to the Company, the Company pays a portion of the President and Chief Executive Officer’s base salary and certain other compensation as set out in the Summary Compensation Table. All other compensation is paid for by other operating subsidiaries of Lifeco in respect of services provided to them. Additional information regarding the compensation of the President and Chief Executive Officer can be found in the Management Proxy Circular of Lifeco, dated February 25, 2008.

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

The following table sets out compensation paid by the Company to the individuals who were, at December 31, 2007, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)(9)	Total ($)

Raymond L. McFeetors, President and Chief Executive Officer (1)	2007 2006	560,000 532,984	— —		— —	— —	— —		156,320 141,992	716,320 674,976

Mitchell T. G. Graye, Executive Vice President and Chief Financial Officer	2007 2006	658,750 640,000	— —		291,760 403,920	658,750 480,000	0 317,835	(5)	20,500 19,825	1,629,760 1,861,580

Douglas L. Wooden, Executive Vice President, Financial Services	2007 2006	658,750 640,000	— 100,000	(2)	291,760 291,760	658,750 480,000	0 274,190	(6)	20,225 20,100	1,629,485 1,806,050

Richard F. Rivers, Executive Vice President, Healthcare	2007 2006	656,250 630,000	— —		— 355,200	656,250 472,500	94,821 141,160	(7)	22,350 22,350	1,429,671 1,621,210

Charles P. Nelson, Senior Vice President, Retirement Services	2007 2006	455,334 440,000	50,000 100,000	(2) (2)	— 172,560	341,500 319,390	0 220,748	(8)	18,039 17,845	864,873 1,270,543

(1) See Section 11.1(7) above for additional information regarding Mr. McFeetors’ compensation.

(2) These were special bonuses paid with respect to the acquisition of blocks of defined contribution business.

(3) This relates to Lifeco options granted under the Lifeco Option Plan. See Section 11.1(3) for a description of the Lifeco Option Plan. The amount reflected is the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R in 2007 (without regard to the estimate of forfeitures related to service based vesting conditions), with respect to all options granted to the Named Executive Officers. For further information, see Footnote 19 to the Company’s December 31, 2007 Financial Statements contained in Item 8 of this Form 10-K.

(4) These are bonuses earned under the Annual Bonus Plan (see Section 11.1(2)(c) for a description of the Annual Bonus Plan).

(5) For 2007, Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of negative $7,006 and a change in actuarial present value under the SERP of negative $1,472. For the Named Executive Officers, any change in actuarial present value under the Defined Benefit Plan and/or the SERP resulted from an increased discount rate applied after a valuation review of the plans but does not affect the individual’s defined benefit entitlement under the terms of the plan(s).

(6) For 2007, Mr. Wooden had a change in actuarial present value under the Defined Benefit Plan of negative $19,271, a change in actuarial present value under the SERP of negative $29,206, and above market earnings under the EDCP of $1,743. For each of the Named Executive Officers participating in the EDCP, above average earnings in 2007 equaled 1.06% of total earnings (the plan rate at December 31, 2007 of 6.6%, less 5.54% which was 120% of the applicable federal long-term rate at December 31, 2007).

(7) For 2007, Mr. Rivers had a change in actuarial present value under the SERP of $94,232 and above market earnings under the EDCP of $589.

(8) For 2007, Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of negative $41,619, a change in actuarial present value under the SERP of $8,503, and above market earnings under the EDCP of $211.

(9) Under All Other Compensation, Mr. McFeetors received a car lease benefit in 2007 in the amount of $9,992. The Company also owns a house in Greenwood Village, Colorado for use by Mr. McFeetors. The Company purchased the house for cash. The cost to the Company for the house in 2007 was $116,025. This was determined by calculating a lost investment return on the money used to purchase the house equal to the 30-year agency mortgage backed security rate of 6% in effect on January 24, 2006, the purchase date, less a 35% corporate tax rate on income earned. Mr. McFeetors also received a benefit in 2007 of $30,303 in respect of directors’ meeting fees (see Section 11.10 below for further information on these fees). The following table contains a breakdown of the compensation in 2007 included as All Other Compensation for the remaining Named Executive Officers.

Name	Car Allowance ($)	Perquisites Account Program ($)	401(k) Plan Employer Contribution ($)	Total ($)

M.T.G. Graye	9,600	5,275	5,625	20,500
D.L. Wooden	9,600	5,000	5,625	20,225
R.F. Rivers	9,600	5,000	7,750	22,350
C.P. Nelson	7,200	5,214	5,625	18,039

11.5	GRANTS OF PLAN-BASED AWARDS FOR 2007

The following table sets out information with respect to grants to the Named Executive Officers (other than the President and Chief Executive Officer) under the Annual Bonus Plan and Lifeco Option Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)

Name	Threshold ($)	Target($)	Maximum ($)

M. T. G. Graye	0	658,750	658,750
D. L. Wooden	0	658,750	658,750
R.F. Rivers	0	656,250	656,250
C.P. Nelson	0	341,500	341,500	110,000

(1) See Section 11.1(2)(c) for a description of the terms of the Annual Bonus Plan.

(2) These are Lifeco options granted under the Lifeco Option Plan (see Section 11.1(3) for a description of the Lifeco Option Plan).

11.6	OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

The following table sets out Lifeco options held by the Named Executive Officers (other than the President and Chief Executive Officer) under the Lifeco Option Plan as of December 31, 2007. See Section 11.1(3) for a description of the Lifeco Option Plan. Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the year end Bank of Canada noon rate of 1/.99 (the “Market Rate”).

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

M.T.G. Graye	125,002	—		11.25	4/26/10
	80,000	—		17.71	4/25/11
	100,000	—		19.62	7/9/13
	112,000	168,000	(1)	30.14	12/13/15
D.L. Wooden	395,502	—		11.25	4/26/10
	100,000	—		19.62	7/9/13
	112,000	168,000	(1)	30.14	12/13/15
C.P. Nelson	120,000	—		17.31	12/3/11
	—	110,000	(2)	37.60	2/27/17

(1) 56,000 of these options vest on each of December 14, 2008, 2009 and 2010.

(2) These options vest as follows: 4,400 on February 28, 2008; 8800 on February 28, 2009; 16,132 each on February 28, 2010, 2011, 2012, 2013 and 2014; and 16,140 on August 28, 2014.

11.7	OPTION EXERCISES FOR 2007

The following table sets out Lifeco options exercised by the Named Executive Officers (other than the President and Chief Executive Officer) in 2007. See Section 11.1(3) for a description of the Lifeco Option Plan.

	Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

M.T.G. Graye	161,000	3,375,505
R.F. Rivers	240,000	4,330,802
D.L. Wooden	277,400	6,987,875

11.8	PENSION BENEFITS FOR 2007

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers (other than the President and Chief Executive Officer) in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Services (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit Plan	15	190,816	—
	SERP	15	1,435,575	—
D.L. Wooden	Defined Benefit Plan	17	254,392	—
	SERP	17	1,476,995	—
R.F. Rivers	Defined Benefit Plan	—	—	—
	SERP	5	493,160	—
C.P. Nelson	Defined Benefit Plan	25	382,034	—
	SERP	25	924,367	—

The amounts shown in the table above are calculated according to the terms of the plan based on age and years of service as of December 31, 2007. These amounts are based on pay through December 31, 2007. The assumptions used for these calculations are consistent with actuarial valuations of the plan under Financial Accounting Standards Board Statement No. 87, Employers’ Accounting for Pensions (FAS 87) except as follows: (i) the Named Executive Officers are assumed to retire at the first age at which an unreduced benefit is payable under the terms of the plan; and (ii) the Named Executive Officers are assumed to remain employed until the assumed retirement age. The present value of accumulated benefit under the plan equals the actuarial present value of the annuity earned as of December 31, 2007 payable on the assumed retirement date and discounted to December 31, 2007 at the applicable FAS 87 discount rate for December 31, 2007.

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

Participants who have terminated service prior to age 65 and who have at least 5 years of service may begin receiving benefits as early as age 55. Benefits that begin prior to age 65 are reduced by approximately 5% for each year prior to age 65. Benefits are not offset by social security benefits but are reduced by any amounts received under the Company’s long-term disability plan. The normal form of benefit for a married participant is a joint and 50% survivor annuity. The normal form of benefit for an unmarried participant is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis.

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

11.9 NONQUALIFIED DEFERRED COMPENSATION FOR 2007

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers (other than the President and Chief Executive Officer) in the NDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE($)

D.L. Wooden	EDCP	—	164,460	—	2,621,406
R.F. Rivers	NDCP	94,500(1)	9,682	—	104,182
	EDCP	131,250(1)	55,526	—	953,743
C.P. Nelson	EDCP	—	19,888	—	317,015

(1)	These amounts are included in the Salary column of the Summary Compensation Table for Mr. Rivers.

2.	Narrative Description of the Nonqualified Deferred Compensation Plan and Executive Deferred Compensation Plan

All officers at the level of Vice President and above, and others at the discretion of the Company, are eligible to participate in the NDCP. At the Company’s discretion, executive officers may be designated to participate in the EDCP. Under the NDCP and EDCP, a participant may defer between 5% and 90% of base salary and bonus. Under the NDCP, participants specify one or more investment preferences in which deferrals are deemed to be invested. Participant accounts are adjusted for interest, earnings or losses equal to the actual results of the underlying investment(s). Under the EDCP, participant deferrals earn an interest rate equal to the Moody’s Average Annual Corporate Bond Index rate plus .45% for actively employed participants and fixed rates ranging from 6.41% to 8.3% for retired participants. Amounts deferred under both plans and the earnings from the plans are distributed to a participant upon termination of employment, if not distributed earlier. The amounts are generally paid in either a lump sum or installments over 3,5,10 or 15 years at the election of the participant. Following a change in control of the Company, the Board of Directors may terminate one or both plans in its discretion and pay all amounts due under a terminated plan to participants. Certain payments following termination of employment or after a change in control may be delayed to comply with requirements under the Internal Revenue Code.

11.10	COMPENSATION OF DIRECTORS FOR 2007

1.	Table

The following sets out compensation paid by the Company in 2007 to the Directors identified in part 10.1 of this Form 10-K for services rendered to the Company in 2007.

Name	Fees Earned Or Paid In Cash($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

J. Balog	67,883	45,000	156	113,039
J.L. Bernbach	55,883	45,000	156	101,039
O.T. Dackow	67,883	45,000	156	113,039
A. Desmarais	28,283	—	—	28,283
P. Desmarais, Jr.	34,343	—	—	34,343
R. Gratton	87,879	—	—	87,879
K.P. Kavanagh	28,283	—	—	28,283
A. Louvel	56,883	45,000	156	102,039
W. Mackness	64,528	45,455	158	110,141
W.T. McCallum	443,883	45,000	156	489,039
R.L. McFeetors	30,303	—	—	30,303
J.E.A. Nickerson	24,242	—	—	24,242
D.A. Nield	30,303	—	—	30,303
R.J. Orr	34,343	—	—	34,343
M. Plessis-Bélair	38,384	—	—	38,384
B.E. Walsh	78,887	45,000	156	124,043

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

The following are the number of Deferred Share Units held by the Directors, as of December 31, 2007, with respect to contributions made by the Company and/or its subsidiaries.

Name	Deferred Share Units

J. Balog	34,816
J.L. Bernbach	2205
O.T. Dackow	6621
A. Desmarais	7,056
P. Desmarais, Jr.	—
R. Gratton	15,006
K.P. Kavanagh	—
A. Louvel	2063
W. Mackness	5,850
W.T. McCallum	—
R.L. McFeetors	1,734
J.E.A. Nickerson	—
D.A. Nield	—
R.J. Orr	2,757
M. Plessis-Bélair	—
B.E. Walsh	19,675

Item 12. Security Ownership of Certain Beneficial Owners and Management

12.1   Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of March 1, 2008, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

(1)	100% of the Company’s 7,032,000 outstanding common shares are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(2)	100% of the outstanding common shares of GWL&A Financial Inc. are owned by Great-West Lifeco U.S. Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(3)	100% of the outstanding common shares of Great-West Lifeco U.S. Inc. are owned by Great-West Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(4)	100% of the outstanding common shares of Great-West Financial (Nova Scotia) Co. are owned by Great-West Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5)	100% of the outstanding common shares of Great-West Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(6)

70.4% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)	66.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(8)	100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(9)	100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(10)

Mr. Paul Desmarais, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, directly and through a group of private holding companies which he controls, has voting control of Power Corporation of Canada.

As a result of the chain of ownership described in paragraphs (1) through (10) above, each of the entities and persons listed in paragraphs (1) through (10) would be considered under Rule 13d-3 of the Exchange Act to be a “beneficial owner” of 100% of the outstanding voting securities of the Company.

12.2   Security Ownership of Management

The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 2008, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation ‚	Power Corporation of Canada ƒ

J. Balog	—	—	—
J.L. Bernbach	—	—	—
O.T. Dackow	137,284	—	—
A. Desmarais	103,318	43,200	2,273,473 965,000 options
P. Desmarais, Jr.	87,318	—	47,138 1,465,500 options
R. Gratton	665,477	11,180,000 6,000,000 options	44,305
K.P. Kavanagh	20,140 4,000 Preferred (Series D)	—	—
A. Louvel	—	—	—
W. Mackness	18,000	—	—
W.T. McCallum	79,318	—	—
R.L. McFeetors	1,600,162 2,400,000 options	170,500	—
J.E.A. Nickerson	5,000	9,788	13,826

D.A. Nield	62,000 2,777 Preferred (Series E) 38,553 Preferred (Series F)	—	—
R.J. Orr	20,000	300,400 806,000 options	20,000
M. Plessis-Bélair	40,000	600,000	161,933 142,000 options
P.K. Ryan
B.E. Walsh	17,771	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation ‚	Power Corporation of Canada ƒ

R.L. McFeetors	1,600,162 2,400,000options	170,500	—
M.T.G. Graye	— 585,002 options	75,000	—
D.L. Wooden	183,700 775,502 options	—	—
R.F. Rivers	— —	—	—
C.P. Nelson	— options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation ‚	Power Corporation of Canada ƒ

	3,039,488 3,99,504 options 4,000 Preferred (Series D) 2,777 Preferred (Series E) 38,553 Preferred (Series F)	11,784,888 6,806,000 options	2,560,675 2,572,500 options

(1)	All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares of Great-West Lifeco Inc.

‚	All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

ƒ	All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

The number of common shares and exercisable options for common shares of Power Financial Corporation held by Robert Gratton represents 2.4% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.4% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

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

Item 14. Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2007 and 2006, professional services were performed by Deloitte & Touche LLP (“D&T”). The total fees for these services were $5,507,591 and $4,924,630 for the years ended December 31, 2007 and 2006, respectively, and were composed of the following:

Audit Fees

The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2007 and 2006, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $4,205,900 and $4,021,930, respectively.

Audit Related Fees

The aggregate fees billed for audit related services for the fiscal years ended December 31, 2007 and 2006 were $502,300 and $319,300, respectively. These services included “SAS 70” internal control reports and audits of the Company’s employee benefit plans.

Tax Fees

The aggregate fees billed for tax services for the fiscal years ended December 31, 2007 and 2006 were $210,300 and $25,500, respectively. These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All Other Fees

The aggregate fees for services not included above were $589,091 and $557,900, respectively, for the years ended December 31, 2007 and 2006, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T. Each year, the Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements. The amount of hours expended on D&T’s audit of the Company’s financial statements for 2007 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

10.2

Supplemental Executive Retirement Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference. Amendment No. 3 to Supplemental Executive Retirement Plan. Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.4	Deferred Share Unit Plan.

Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.5	Executive Long Term Disability Plan.

Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.6	Nonqualified Deferred Compensation Plan.

Filed as Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.7	Asset & Stock Purchase Agreement

Filed as Exhibit 99.1 by way of a Form 8-K on December 6, 2007 and incorporated herein by reference.

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith.

24	Directors’ Powers of Attorney

Directors’ Powers of Attorney filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1996, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1997, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2003, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2005, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2006, Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

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

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Raymond L. McFeetors	March 31, 2008

Raymond L. McFeetors
President and Chief Executive Officer and a Director

/s/	Mitchell T.G. Graye	March 31, 2008

Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer

/s/	Glen R. Derback	March 31, 2008

Glen R. Derback Senior Vice President and Controller

/s/	James Balog*	March 31, 2008

James Balog, Director

/s/	John L. Bernbach*	March 31, 2008

John L. Bernbach, Director

/s/	Orest T. Dackow*	March 31, 2008

Orest T. Dackow, Director

/s/	André Desmarais*	March 31, 2008

André Desmarais, Director

/s/	Paul Desmarais, Jr.*	March 31, 2008

Paul Desmarais, Jr., Director

/s/	Robert Gratton*	March 31, 2008

Robert Gratton, Chairman of the Board

/s/	Kevin P. Kavanagh*	March 31, 2008

Kevin P. Kavanagh, Director

/s/	Alain Louvel*	March 31, 2008

Alain Louvel, Director

/s/	William Mackness*	March 31, 2008

William Mackness, Director

/s/	William T. McCallum*	March 31, 2008

William T. McCallum, Director

/s/	Jerry E.A. Nickerson*	March 31, 2008

Jerry E.A. Nickerson, Director

/s/	David A. Nield*	March 31, 2008

David A. Nield, Director

/s/	R. Jeffrey. Orr*	March 31, 2008

R. Jeffrey. Orr, Director

/s/	Michel Plessis-Bélair*	March 31, 2008

Michel Plessis-Bélair, Director

/s/	Philip K. Ryan*	March 31, 2008

Philip K. Ryan, Director

/s/	Brian E.Walsh*	March 31, 2008

Brian E. Walsh, Director

*By:/s/	Glen R. Derback	March 31, 2008

Glen R. Derback
Attorney-in-fact pursuant to filed Power of Attorney