Form 10-Q
period 2008-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2008-05-15
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
          Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.
          Yes ☐                 No ☒

As of May 1, 2008, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

			Page Number

Part I	Financial Information		3

	Item 1	Financial Statements	3

		Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 (Unaudited)	3

		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2007 and for the Three Months Ended March 31, 2008 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4T	Controls and Procedures	31

Part II	Other Information		32

	Item 1	Legal Proceedings	32

	Item 1A	Risk Factors	32

	Item 6	Exhibits	32

		Signature	33

Part I Financial Information

Item 1. Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,381,555 and $13,592,003)	$13,146,343	$13,551,233
Fixed maturities, held for trading, at fair value (amortized cost $44,074 and $22,855)	44,582	23,060
Mortgage loans on real estate (net of allowances of $9,448 and $9,448)	1,247,997	1,199,976
Equity investments, available-for-sale, at fair value (cost $19,871 and $19,749)	26,499	29,576
Policy loans	3,779,149	3,767,872
Short-term investments, available-for-sale (cost approximates fair value)	951,518	472,633
Limited partnership interests	319,915	326,971
Other investments	19,012	11,362

Total investments	19,535,015	19,382,683

Other assets:
Cash	49,771	54,814
Reinsurance receivable	517,879	505,107
Deferred acquisition costs and value of business acquired	465,185	443,302
Investment income due and accrued	151,430	142,801
Premiums in course of collection	2,895	5,443
Deferred income taxes	240,307	155,548
Collateral under securities lending agreements	133,792	93,472
Due from parent and affiliates	8,184	29,138
Goodwill	100,296	101,655
Other intangible assets	38,581	39,234
Other assets	553,997	522,685
Assets of discontinued operations	652,714	724,766
Separate account assets	17,607,529	18,089,984

Total assets	$40,057,575	$40,290,632

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2008	December 31, 2007

Liabilities and stockholder’s equity
Policy benefit liabilities:
Policy reserves	$17,679,087	$17,376,694
Policy and contract claims	284,128	262,503
Policyholders’ funds	286,954	302,957
Provision for policyholders’ dividends	79,394	78,276
Undistributed earnings on participating business	2,004	209,036

Total policy benefit liabilities	18,331,567	18,229,466

General liabilities:
Due to parent and affiliates	543,286	534,956
Repurchase agreements	507,355	138,537
Commercial paper	94,279	95,667
Payable under securities lending agreements	133,792	93,472
Other liabilities	567,415	648,857
Liabilities of discontinued operations	396,226	468,496
Separate account liabilities	17,607,529	18,089,984

Total liabilities	38,181,449	38,299,435

Commitments and contingencies (Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	749,324	747,533
Accumulated other comprehensive income (loss)	(101,392)	(1,518)
Retained earnings	1,221,162	1,238,150

Total stockholder’s equity	1,876,126	1,991,197

Total liabilities and stockholder’s equity	$40,057,575	$40,290,632

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenues:
Premium income (net of premiums ceded of $4,595 and $6,555)	$148,755	$156,306
Fee income	110,102	116,466
Net investment income	268,975	287,517
Net realized gains on investments	8,134	6,939

Total revenues	535,966	567,228

Benefits and expenses:
Life and other policy benefits (net of reinsurance recoveries of $12,828 and $7,788)	145,056	161,852
Increase (decrease) in policy reserves	34,504	(6,663)
Interest paid or credited to contractholders	126,634	124,544
Provision for policyholders’ share of earnings on participating business (Note 3)	(207,560)	5,038
Dividends to policyholders	21,033	36,578

Total benefits	119,667	321,349
General insurance expenses	112,575	109,343
Amortization of deferred acquisition costs and value of business acquired	34,648	36,347
Interest expense	10,273	10,501

Total benefits and expenses, net	277,163	477,540

Income from continuing operations before income taxes	258,803	89,688
Income tax expense	10,810	31,932

Income from continuing operations	247,993	57,756
Income from discontinued operations, net of income taxes of $18,549 and $28,625	35,004	55,735

Net income	$282,997	$113,491

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2007 and Three Months Ended March 31, 2008
(In Thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2007	$7,032	$737,857	$(15,708)	$(30,829)	$1,430,603	$2,128,955
Net income					418,728	418,728
Other comprehensive income (loss):
Net change in unrealized gains			9,903			9,903
Minimum pension liability adjustment				34,998		34,998

Total comprehensive income						463,629
Impact of adopting SFAS No. 155			118		(3)	115
Impact of adopting FIN No. 48					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860

Balances, December 31, 2007	$7,032	$747,533	$(5,687)	$4,169	$1,238,150	$1,991,197
Net income					282,997	282,997
Other comprehensive income (loss):
Net change in unrealized gains			(98,635)			(98,635)
Minimum pension liability adjustment				(1,239)		(1,239)

Total comprehensive income						183,123
Dividends					(299,985)	(299,985)
Capital contribution - stock-based compensation		828				828
Income tax benefit on stock-based compensation		963				963

Balances, March 31, 2008	$7,032	$749,324	$(104,322)	$2,930	$1,221,162	$1,876,126

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net income	$282,997	$113,491
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	(207,560)	5,038
Amortization of (premiums) accretion of discounts on investments, net	(15,296)	(16,679)
Net realized (gains) losses on investments	(5,626)	(8,193)
Net purchases of trading securities	(21,135)	—
Interest credited to contractholders	125,595	123,466
Depreciation and amortization	42,056	45,462
Deferral of acquisition costs	(19,805)	(18,512)
Deferred income taxes	(9,166)	21,600
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	(9,703)	(103,917)
Reinsurance receivable	(5,831)	15,971
Accrued interest and other receivables	(9,658)	(11,751)
Other, net	(90,647)	(96,309)

Net cash provided by operating activities	56,221	69,667

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,567,109	1,570,944
Mortgage loans on real estate	47,271	54,016
Equity investments and other limited partnership interests	11,574	13,290
Purchases of investments:
Fixed maturities available-for-sale	(935,329)	(1,838,021)
Mortgage loans on real estate	(95,190)	(31,853)
Equity investments and other limited partnership interests	(4,591)	(11,503)
Acquisitions, net of cash acquired
Net change in short-term investments	(814,803)	660,101
Net change in repurchase agreements	368,819	(364,716)
Other, net	(60,308)	12,019

Net cash provided by investing activities	84,552	64,277

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from financing activities:
Contract deposits	$675,372	$354,213
Contract withdrawals	(534,424)	(404,382)
Change in due to parent and affiliates	29,284	24,478
Dividends paid	(299,985)	(45,005)
Net commercial paper repayments	(1,388)	(6,420)
Change in bank overdrafts	(16,353)	(7,619)
Income tax benefit of stock option exercises	963	2,974

Net cash used in financing activities	(146,531)	(81,761)

Net increase (decrease) in cash	(5,758)	52,183
Cash, continuing and discontinued operations, beginning of period	65,436	33,572

Cash, continuing and discontinued operations, end of period	59,678	85,755
Less cash, discontinued operations, end of period	(9,907)	—

Cash, end of period	$49,771	$85,755

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$2,891	$11,352
Interest	1,016	1,230

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	828	757
Fair value of assets acquired in settlement of fixed maturity investment	8,674	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

1. Organization and Basis of Presentation

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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for policy reserves, allowances for credit losses on mortgage loans on real estate, deferred acquisition costs and value of business acquired, goodwill and other intangible assets, derivative instruments, valuation of privately placed and non-actively traded public investments, employee benefits plans and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the financial position and the results of operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Reclassifications were made to the accompanying condensed consolidated statement of income for the three months ended March 31, 2007 and to the condensed consolidated balance sheet at March 31, 2007 to reflect the Company’s discontinued operations. See Note 2. A $7,193 reclassification was made to the December 31, 2007 balance sheet to reflect the reclassification of certain real estate investments from mortgage loans on real estate to other investments. A $123,466 reclassification was also made to the condensed consolidated statement of cash flows for the three months ended March 31, 2007 to reflect interest credited to contractholders separately. Formerly, it was included in policy benefit liabilities.

2. Discontinued Operations and Assets and Liabilities Held for Sale

On November 26, 2007, the Company and certain of its subsidiaries entered into a definitive Asset and Stock Purchase Agreement to sell substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash. The transaction was completed on April 1, 2008. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which the Company marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments (See Note 12). As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

In addition, the Company and CIGNA entered into a Transition Services Agreement (the “Transition Agreement”) whereby the Company will provide certain intellectual technology and administrative and legal services on behalf of CIGNA for a period of up to twenty-four months. CIGNA will pay the Company pre-determined monthly fees for these services and will reimburse it for other expenditures it makes under the terms of the Transition Agreement.

The following table summarizes the major classifications of assets and liabilities of the discontinued operations at March 31, 2008 and December 31, 2007:

Assets	March 31, 2008	December 31, 2007

Fixed maturities, available-for-sale	$145,735	$181,051
Short-term investments, available-for-sale	34,068	70,044
Receivables related to uninsured accident and health plan claims, net	143,287	134,397
Reinsurance receivable	39,831	46,772
Goodwill and other intangible assets	57,858	58,238
Premiums in course of collection	86,142	91,162
Deferred income taxes	(15,102)	(9,673)
Other	160,895	152,775

Total assets	$652,714	$724,766

Liabilities

Policy reserves	$84,137	$103,219
Policy and contract claims	86,810	84,662
Policyholders’ funds	89,192	106,563
Other	136,087	174,052

Total liabilities	$396,226	$468,496

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Total revenues from discontinued operations	$314,431	$373,157
Total benefits and expenses from discontinued operations	260,878	288,797

Income from discontinued operations before income taxes	53,553	84,360
Income tax expense	18,549	28,625

Income from discontinued operations	$35,004	$55,735

3. Undistributed Earnings on Participating Business

During the first quarter of 2008, undistributed earnings on participating business decreased by $207,785 in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain this liability to meet the obligations under the terms of the agreement. An income tax provision was recorded on the undistributed earnings when those earnings occurred. Accordingly, there was no income tax provision recorded at the time of the liability release. On January 1, 2008, the Company began recognizing the net earnings on these policies in its net income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

4. New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in net income. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 increased stockholder’s equity by $115.

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

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets. The Company is evaluating the impact of adopting FSP No. 157-2 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position or results of its operations.

Accounting pronouncements that will be adopted in the future

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of these statements for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and the results of its operations.

In March 2008, the FASB issued Statement of Financial Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial position or the results of its operations. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its disclosures regarding its derivative instruments and hedged items.

5. Related Party Transactions

Included in the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 are the following related party amounts:

	March 31, 2008	December 31, 2007

Reinsurance receivable	$394,067	$381,931
Policy reserves	2,464,742	2,493,511

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Included in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 are the following related party amounts:

	Three Months Ended March 31,

	2008	2007

Premium income, net of related party premiums ceded of $866 and $ 1,321	$37,379	$61,761
Increase (decrease) in reserves	9,562	(46,132)

On July 3, 2007, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC. GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $802,100 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At March 31, 2008 and December 31, 2007 there were no outstanding amounts related to the letter of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three-month periods ended March 31, 2008 and 2007, these purchases totaled $12,206 and $25,763, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $369,754 and $383,319 at March 31, 2008 and December 31, 2007, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

6. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. Further, SFAS No. 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The levels of the fair value hierarchy are described below.

•     Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include actively exchange-traded equity securities.

•     Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities were obtained from a pricing service. The list of inputs used by the pricing service is

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

reviewed on a quarterly basis. The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data. Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.

•     Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. The prices of the majority of Level 3 securities were obtained from single broker quotes. Financial assets and liabilities utilizing Level 3 inputs include certain private equity, fixed maturity and over-the-counter derivative investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis March 31, 2008

Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Fixed maturities, available-for-sale	$—	$12,711,744	$434,599	$13,146,343
Fixed maturities, held for trading	—	44,582	—	44,582
Equity investments available-for-sale	1,795	24,460	244	26,499
Short-term investments available-for-sale	98,820	852,698	—	951,518
Collateral under securities lending agreements	115,729	1,463	16,600	133,792
Other assets [1]	—	22,391	1,325	23,716
Assets of discontinued operations [2]	1,460	178,414	—	179,874
Separate account assets [3]	12,300,952	4,814,588	23,338	17,138,878

Total assets	$12,518,756	$18,650,340	$476,106	$31,645,202

Liabilities

Other liabilities [1]	$—	$—	$6,827	$6,827

Total liabilities	$—	$—	$6,827	$6,827

[1]	Includes derivative financial instruments.

[2]	Includes only invested assets which are carried at fair value.

[3]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2008	$404,119	$244	$21,155	$(2,265)	$95,225
Realized and unrealized gains and losses:
(Gains) losses included in net income	(6,053)	—	—	3	—
Gains (losses) included in other comprehensive income	(33,621)	—	—	(3,240)	(331)
Purchases, issuances and settlements	25,232	—	(4,555)	—	10,207
Transfers in (out) of Level 3	44,922	—	—	—	(81,763)

Balance, March 31, 2008	$434,599	$244	$16,600	$(5,502)	$23,338

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2008	$—	$—	$—	$(3)	$—

[1]	Includes derivative financial instruments.

Gains and losses (realized and unrealized) included in net income for the three months ended March 31, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

Three Months Ended March 31, 2008

	Net realized gains (losses) on investments	Net investment income

Total gains (losses), realized and unrealized, included in net income for the period	$ 6,053	$ (3)

The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2008.

7. Impairment of Fixed Maturity and Equity Investments Classified as Available-For-Sale

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
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
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

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is significantly below cost;

•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area;

•	The decline in fair value has existed for an extended period of time;

•	A debt security has been downgraded by a credit rating agency;

•	The financial condition of the issuer has deteriorated and

•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at March 31, 2008 and December 31, 2007. The Company considers these investments to be only temporarily impaired.

	March 31, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$155,292	$2,355	$124,546	$1,352	$279,838	$3,707
Obligations of U.S. states and their subdivisions	26,776	737	48,298	240	75,074	977
Corporate debt securities	641,973	86,284	1,066,963	95,510	1,708,936	181,794
Mortgage-backed and asset-backed securities	1,057,843	151,148	2,222,817	210,250	3,280,660	361,398

Total fixed maturities	$1,881,884	$240,524	$3,462,624	$307,352	$5,344,508	$547,876

Equity investments	$1,164	$687	$1,644	$1,151	$2,808	$1,838

Total number of securities in an unrealized loss position	215		393		608

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

Fixed maturity investments - At March 31, 2008 and December 31, 2007, less than 3% of these securities were rated non-investment grade. None of the increase in unrealized losses on mortgage-backed and asset-backed securities during the three months ended March 31, 2008 was related to a decrease in credit quality. The unrealized losses on the remaining securities are primarily attributable to fluctuations in market interest rates and changes in credit spreads since the securities were acquired. These fluctuations, caused by market interest rate changes, have little bearing on whether or not the investment will be ultimately recoverable. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

At March 31, 2008 and December 31, 2007, the Company had $181,794 and $94,403, respectively, of unrealized losses related to its corporate debt fixed maturity securities. Management has classified these securities by sector, calculated as a percentage of total unrealized losses, as follows:

Corporate sector	March 31, 2008	December 31, 2007

Finance	68%	53%
Utility	12%	19%
Consumer	7%	10%
Natural resources	5%	8%
Transportation	5%	5%
Other	3%	5%

	100%	100%

The increase in unrealized losses in the Finance industry was primarily related to perpetual floating-interest-rate securities issued by Canadian and foreign banks. None of the losses were related to a ratings downgrade. All these securities are rated A or above. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Equity investments - The increase in unrealized losses from December 31, 2007 to March 31, 2008 is related to issues in the airline industry. At March 31, 2008, the Company has no information indicating that any of these investments are other-than-temporarily impaired.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $16,161 and $0 during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company recorded other-than-temporary impairments on equity securities in the amounts of $0 and $23, respectively.

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

9. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. During the three months ended March 31, 2008 and 2007, the Company recognized $828 and $757, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.

10. Components of Net Periodic Benefit Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 includes the following components:

	Three Months Ended March 31,

	2008	2007	2008	2007

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$2,079	$2,456	$521	$510
Interest cost	5,100	4,347	480	370
Expected return on plan assets	(5,842)	(5,043)	—	—
Amortization of transition obligation	(410)	(379)	—	—
Amortization of unrecognized prior service cost	59	55	(1,009)	(932)
Amortization of loss from earlier periods	—	1,231	121	158

Net periodic (benefit) cost	$986	$2,667	$113	$106

The Company does not expect to make contributions to its Defined Benefit Pension Plan during the year ended December 31, 2008. The Company expects to contribute approximately $1,000 to its Post-Retirement Medical Plan during the year ended December 31, 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

11. Federal Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,

	2008	2007

Current	$21,046	$17,186
Deferred	(10,236)	14,746

Total income tax provision	$10,810	$31,932

The following table presents reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(4.9%)	(1.4%)
Tax credits	(5.8%)	(2.8%)
State income taxes net of federal benefit	.6%	.5%
Provision for policyholders’ share of earnings on participating business	(21.9%)	2.0%
Other, net	1.2%	2.3%

Effective federal income tax rate from continuing operations	4.2%	35.6%

During the three months ended March 31, 2008, the Company did not recognize any material changes in unrecognized tax benefits relating to FIN 48. The Company does not expect any material changes relating to unrecognized tax benefits within the next twelve months.

Tax years 2005 and 2006 are open to federal examination by the Internal Revenue Service. The Company is not currently under federal examination and therefore does not expect significant increases or decreases to the unrecognized tax benefits in 2008 as a result of a federal audit. Also, the Company does not expect significant increases or decreases relating to state and local audits.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2008 and March 31, 2008 is as follows:

Balance, January 1, 2008	$155,548
Increase in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on investment assets, net of policyholder related amounts	54,217
Increase in deferred tax asset related to FIN 48	17,311
Increase in deferred tax asset related to the condensed consolidated statement of income	10,236
Other, net	2,995

Balance, March 31, 2008	$240,307

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

12. Segment Information

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

As discussed in Note 2, substantially all of the Company’s former Healthcare segment has been reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The segment reporting for the three months ended March 31, 2007 has been reclassified to reflect this change in business segments.

The following table summarizes the financial results of the Company’s Individual Markets segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Revenues:
Premium income	$112,776	$133,385
Fee income	14,427	21,612
Net investment income	172,949	190,757
Net realized gains on investments	5,260	3,961

Total revenues	305,412	349,715

Benefits and expenses:
Policyholder benefits	237,702	250,124
Expenses	23,054	49,096

Total benefits and expenses	260,756	299,220

Income before income taxes	44,656	50,495
Income tax expense	14,096	19,050

Net income from continuing operations	$30,560	$31,445

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Retirement Services segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Revenues:
Premium income	$1,137	$1,834
Fee income	94,478	93,598
Net investment income	87,443	87,931
Net realized gains on investments	2,684	2,324

Total revenues	185,742	185,687

Benefits and expenses:
Policyholder benefits	58,337	54,270
Expenses	90,540	89,382

Total benefits and expenses	148,877	143,652

Income before income taxes	36,865	42,035
Income tax expense	8,896	12,423

Net income from continuing operations	$27,969	$29,612

The following table summarizes the financial results of the Company’s Other segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Revenues:
Premium income	$34,842	$21,087
Fee income	1,197	1,256
Net investment income	8,583	8,829
Net realized gains on investments	190	654

Total revenues	44,812	31,826

Benefits and expenses:
Policyholder benefits	(176,372)	16,955
Expenses	43,902	17,713

Total benefits and expenses	(132,470)	34,668

Income (loss) before income taxes	177,282	(2,842)
Income tax expense (benefit)	(12,182)	460

Net income (loss) from continuing operations	$189,464	$(3,302)

13. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on its consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2005. The Company had no borrowings under the credit facility at either March 31, 2008 or December 31, 2007 and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at March 31, 2008 and December 31, 2007 were $30,806 and $97,201, respectively, all of which is due within one year from the dates indicated.

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

14. Subsequent Event

On April 18, 2008, the Company paid a dividend in the amount of $1,365,000 to its parent, GWL&A Financial, in part using the proceeds received from the sale of its Healthcare business as discussed in Note 2.

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

Discontinued Operations

On November 26, 2007, the Company and certain of its subsidiaries entered into a definitive Asset and Stock Purchase Agreement to sell substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”). The transaction was completed on April 1, 2008. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2008, compared with the same period in 2007. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

	Three Months Ended March 31,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$149	$156
Fee income	110	116
Net investment income	269	288
Net realized gains on investments	8	7

Total revenues	536	567

Benefits and expenses:
Policyholder benefits	119	321
Operating expenses	158	156

Total benefits and expenses	277	477

Net operating income before income taxes	259	90
Income tax expense	11	32

Net income from continuing operations	$248	$58

The Company’s consolidated net income increased by $190 million for the three months ended March 31, 2008 when compared to 2007. The net income of the Company’s Other segment included a gain in the amount of $208 million as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the condensed consolidated financial statements.

Premium income decreased by $7 million, or 4.5%, to $149 million for the three months ended March 31, 2008 when compared to 2007. This decrease is primarily related to $34 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the May 2007 termination of the reinsurance agreement with The Canada Life Assurance Company (“CLAC”), an affiliate. This decrease is partially offset by higher premiums in 2008 from improved sales activity in the Individual Markets segment and $14 million higher premiums as the result of the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 5 to the condensed consolidated financial statements.

Fee income decreased by $6 million, or 5.2%, to $110 million for the three months ended March 31, 2008 when compared to 2007. The decrease is primarily related to one time gains on the BOLI block of business in 2007 due to surrender activity and lower variable fee income due to the weak performance of the U.S. equities market in the first quarter of 2008.

Net investment income decreased by $19 million, or 6.6%, to $269 million for the three months ended March 31, 2008 when compared to 2007. The decrease is primarily due to $29 million of net investment income in 2007 that is absent in 2008 as a result of the May 2007 termination of the CLAC reinsurance agreement, partially offset by higher policy loan interest income.

Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, benefits and expenses remained stable, increasing by $8 million, or 1.7% for the three months ended March 31, 2008 when compared to 2007.

The segment information below discusses the reasons for these changes.

Income From Discontinued Operations

Net income from discontinued operations decreased by $20 million, or 36.7% to $35 million during the three months ended March 31, 2008 when compared to 2007. The decrease is the result of lower fee income, lower investment gains and a $23 million pre-tax decrease in waiver of premium policy reserves during 2007. These decreases are partially offset by favorable mortality and morbidity claims experience during 2008 as compared to 2007.

Segment Results

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides enrollment services, communication materials, various investment options and education services to employer-sponsored defined contribution and voluntary 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

Individual Markets Results of Operations

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended March 31,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$113	$133
Fee income	14	22
Net investment income	173	191
Net realized gains on investments	5	4

Total revenues	305	350

Benefits and expenses:
Policyholder benefits	238	250
Operating expenses	23	49

Total benefits and expenses	261	299

Net operating income before income taxes	44	51
Income tax expense	14	20

Net income from continuing operations	$30	$31

The following is a summary of the Individual Markets segment policies and participant accounts at March 31, 2008 and 2007:

	March 31,

(In thousands)	2008	2007

Policies and Participant Accounts	418	437

Net income for the Individual Markets segment remained stable, decreasing by $1 million, or 3.2%, to $30 million during the three months ended March 31, 2008 when compared to 2007. This decrease is primarily related to $3 million of net income in 2007 that is absent in 2008 as a result of the May 2007 termination of the CLAC reinsurance agreement and an $8 million decrease in fee income. These decreases are partially offset by $8 million of earnings associated with the transferred participating policyholder business discussed in Note 3 to the condensed consolidated financial statements.

Total premiums decreased by $20 million, or 15.0%, to $113 million during the three months ended March 31, 2008 when compared to 2007. This decrease is primarily related $34 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the May 2007 termination of the CLAC reinsurance agreement. This is partially offset by higher premiums in 2008 from improved sales activity.

Fee income has decreased by $8 million, or 36.4%, to $14 million during the three months ended March 31, 2008 when compared to 2007. The decrease is primarily related to one time gains on the BOLI block of business in 2007 due to surrender activity and lower variable fee income due to the weak performance of the U.S. equities market in the first quarter of 2008. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Investment income decreased by $18 million or 9.4%, to $173 million during the three months ended March 31, 2008 when compared to 2007. The decrease is primarily due to $29 million of net investment income in 2007 that is absent in 2008 as a result of the May 2007 termination of the CLAC reinsurance agreement, partially offset by higher policy loan interest income.

Total benefits and expenses decreased by $38 million, or 12.7%, to $261 million during the three months ended March 31, 2008 when compared to 2007. The decrease is primarily due to $57 million of benefits and expenses in 2007 that were absent in 2008 as a result of the May 2007 termination of the CLAC reinsurance agreement. This decrease was partially offset by higher death and surrender benefits.

Retirement Services Results of Operations

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended March 31,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$1	$2
Fee income	95	93
Net investment income	87	88
Net realized gains on investments	3	2

Total revenues	186	185

Benefits and expenses:
Policyholder benefits	58	54
Operating expenses	91	89

Total benefits and expenses	149	143

Net operating income before income taxes	37	42
Income tax expense	9	12

Net income from continuing operations	$28	$30

Net income and its components for the Retirement Services segment remained stable for the three months ended March 31, 2008 when compared to 2007. Net income decreased by $2 million, or 6.7% during the three months ended March 31, 2008 when compared to 2007. Although the segment’s block of business has grown from 2007 to 2008 resulting in increased benefits and expenses, fee income has not maintained the same growth rate due to the poor performance in the U.S. equities market generating lower variable fee margins.

The following is a summary of the Retirement Services segment participant accounts at March 31, 2008 and 2007:

	March 31,

(In thousands)	2008	2007

Policies and Participant Accounts	3,886	3,483

Participant accounts, including third party administration and institutional accounts, at March 31, 2008 increased by 11.6% to 3,886 thousand from 3,483 thousand at March 31, 2007, primarily as the result of acquiring the Commonwealth of Massachusetts deferred compensation plan as a customer in 2008, which resulted in 290 thousand new customer accounts.

The following table provides information for the Retirement Services’ segment participant account values:

	March 31,

Income statement data (In millions)	2008	2007

General Account - Fixed Options:
Public / Non-profit	$3,380	$3,476
401(k)	2,812	2,586

	$6,192	$6,062

Separate Account - Fixed Options:
Public / Non-profit	$6,319	$6,172
401(k)	6,447	6,581

	$12,766	$12,753

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$48,966	$42,750
401(k)	20,016	23,625
Institutional	28,463	27,412

	$97,445	$93,787

Account values invested in the general account fixed investment options have increased by $130 million, or 2.1% at March 31, 2008 compared to March 31, 2007 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have increased slightly by $13 million, or less than 1.0% at March 31, 2008 compared to March 31, 2007.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased 3.9% at March 31, 2008 compared to March 31, 2007. The increase is primarily attributable to the acquisition of $4.4 billion of Commonwealth of Massachusetts deferred compensation plan account values and additional deposits by existing customers which is partially offset by the weak performance in the U.S. equities market.

Other Results of Operations

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$35	$21
Fee income	1	1
Net investment income	9	9
Net realized gains on investments	—	1

Total revenues	45	32

Benefits and expenses:
Policyholder benefits	(177)	17
Operating expenses	44	18

Total benefits and expenses	(133)	35

Net operating income before income taxes	178	(3)
Income tax expense (benefit)	(12)	—

Net income (loss) from continuing operations	$190	$(3)

Net income for the Company’s Other segment was $190 million for the three months ended March 31, 2008 compared to a net loss of $3 million for 2007. The increase is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies. This increase is partially offset by a $15 million after tax charge from an adjustment to cumulative deferred acquisition cost (“DAC”) amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare business. See Notes 2 and 3 to the accompanying condensed consolidated financial statements.

Policyholder benefits and expenses increased by $168 million to a credit of $133 million during the three months ended March 31, 2008 when compared to 2007. Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, policyholder benefits and expenses increased by $40 million. The increase is primarily attributable to the aforementioned DAC amortization adjustment in the gross amount of $23 million. The remaining increase in policyholder benefits and the increase in premium income are primarily attributed to increased activity as the result of the July 2007 amended reinsurance agreement between GWSC and CLAC as discussed in Note 5 to the condensed consolidated financial statements.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at March 31, 2008 and December 31, 2007:

Credit Rating	March 31, 2008	December 31, 2007

AAA	59.1%	59.5%
AA	7.8%	7.9%
A	14.7%	14.3%
BBB	16.6%	16.5%
BB and below (Non-investment grade)	1.8%	1.8%

Total	100.0%	100.0%

Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

The Company classifies the majority of its fixed maturity and equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. At March 31, 2008, the Company’s unrealized losses were $548 million compared to $260 million at December 31, 2007. Investments in a loss position for less than twelve months had losses that totaled $240 million, which was an increase of $145 million from December 31, 2007. Investments in a loss position for greater than twelve months had losses that totaled $307 million, which was an increase of $143 million from December 31, 2007. The increase in losses was generally attributable to the widening of spreads during the first three months of the year, most notably in the mortgage-backed and asset-backed class. The Company also holds approximately $6,500 million in various asset-backed, mortgage-backed and collateralized mortgage securities of which $3,280 million are experiencing additional unrealized losses of approximately $205 million since December 31, 2007 due to the lack of liquidity in this sector. The Company believes the underlying collateral of these securities is strong enough to support full repayment of the debt. The Company has the intent and ability to hold the securities until maturity; therefore, the Company considers these investments to be only temporarily impaired.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to adopt accounting policies to make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

The critical accounting policies are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.

Management has identified the following as critical accounting policies:

•	Valuation of investments, other-than-temporary impairments and recognition of income on certain investments;

•	Valuation and accounting for derivative instruments;

•	Policy and contract reserves and claims;

•	Deferred acquisition costs and value of business acquired;

•	Goodwill;

•	Employee benefit plans and

•	Taxes on income.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements

See Note 4 to the accompanying condensed consolidated financial statements for a discussion of new accounting pronouncements that the Company has recently adopted or will adopt in the future.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $1,001 million and $527 million as of March 31, 2008 and December 31, 2007, respectively. In addition, at both March 31, 2008 and December 31, 2007, 98.2% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $94.3 million and $95.7 million of commercial paper outstanding at March 31, 2008 and December 31, 2007, respectively.

The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either March 31, 2008 or December 31, 2007.

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

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility;

•	Insurance risk - the potential of loss resulting from claims and expenses exceeding reserves held;

•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company;

•	Sub-prime market risk - the potential for loss associated with the sub-prime mortgage security market and

•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4T.	Controls and Procedures

(a)

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

(b)

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

Item 1A.	Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory and financial risks and uncertainties. The most significant risks include the following:

•	Competition could negatively affect the ability of the Company to maintain or increase market share or profitability;

•	The insurance industry is heavily regulated and changes in regulation may reduce profitability;

•	A downgrade or potential downgrade in the Company’s financial strength or claims paying ratings could result in a loss of business and negatively affect results of operations and financial condition;

•

Deviations from assumptions regarding future persistency, mortality and interest rates used in calculating reserves for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition;

•

The Company may be required to accelerate the amortization of deferred acquisition costs or valuation of business acquired, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition;

•

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition;

•	Interest rate fluctuations could have a negative impact on results of operations and financial condition;

•	Market fluctuations and general economic conditions may adversely affect results of operations and financial condition;

•	Changes in U.S. federal income tax law could make some of the Company’s products less attractive to consumers and increase its tax costs;

•	The Company may be subject to litigation resulting in substantial awards or settlements, and this may adversely affect its reputation and results of operations;

•

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations and financial condition and

•	The Company may experience difficulty in marketing and distributing products through its current and future distribution channels.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, “Risk Factors.” There are no material changes from Risk Factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, “Risk Factors.”.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Title	Page

31.1	Rule 13a-14(a)/15-d14(a) Certification	34
31.2	Rule 13a-14(a)/15-d14(a) Certification	35
32	18 U.S.C. 1350 Certification	36

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/ Glen R. Derback	Date:	May 15, 2008

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d)      disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Mitchell T.G. Graye	Date:	May 15, 2008

Mitchell T.G. Graye, President and Chief Executive Officer

Exhibit 31.2

Certification

I, James L. McCallen, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ James L. McCallen	Date:	May 15, 2008

James L. McCallen, Senior Vice President and
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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	May 15, 2008	/s/	Mitchell T.G. Graye

Mitchell T.G. Graye
President and Chief Executive Officer

Dated:	May 15, 2008	/s/	James L. McCallen

James L. McCallen
Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.