Form 10-Q
period 2008-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2008-08-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of August 1, 2008, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Part I	Financial Information
Item 1.	Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,532,866 and $13,592,003)	$12,825,735	$13,551,233
Fixed maturities, held for trading, at fair value (amortized cost $36,108 and $22,855)	35,849	23,060
Mortgage loans on real estate (net of allowances of $8,834 and $9,448)	1,266,759	1,199,976
Equity investments, available-for-sale, at fair value (cost $17,422 and $19,749)	22,786	29,576
Policy loans	3,893,295	3,767,872
Short-term investments, available-for-sale (cost approximates fair value)	679,933	472,633
Limited partnership and limited liability corporation interests	312,510	326,971
Other investments	18,650	11,362

Total investments	19,055,517	19,382,683

Other assets:
Cash	22,532	54,814
Reinsurance receivable	532,732	505,107
Deferred acquisition costs and value of business acquired	535,768	443,302
Investment income due and accrued	132,192	142,801
Premiums in course of collection	4,721	5,443
Deferred income taxes	483,984	155,548
Collateral under securities lending agreements	79,807	93,472
Due from parent and affiliates	46,352	29,138
Goodwill	100,296	101,655
Other intangible assets	36,022	39,234
Other assets	519,545	522,685
Assets of discontinued operations	120,771	724,766
Separate account assets	17,493,320	18,089,984

Total assets	$39,163,559	$40,290,632

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2008	December 31, 2007

Liabilities and stockholder’s equity
Policy benefit liabilities:
Policy reserves	$17,796,153	$17,376,694
Policy and contract claims	285,501	262,503
Policyholders’ funds	317,218	302,957
Provision for policyholders’ dividends	79,939	78,276
Undistributed earnings on participating business	1,187	209,036

Total policy benefit liabilities	18,479,998	18,229,466

General liabilities:
Due to parent and affiliates	969,177	534,956
Repurchase agreements	414,116	138,537
Commercial paper	99,417	95,667
Payable under securities lending agreements	79,807	93,472
Other liabilities	523,623	648,857
Liabilities of discontinued operations	120,771	468,496
Separate account liabilities	17,493,320	18,089,984

Total liabilities	38,180,229	38,299,435

Commitments and contingencies (Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	751,211	747,533
Accumulated other comprehensive income (loss)	(353,399)	(1,518)
Retained earnings	578,486	1,238,150

Total stockholder’s equity	983,330	1,991,197

Total liabilities and stockholder’s equity	$39,163,559	$40,290,632

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Premium income, net of premiums ceded of $19,250, $17,318, $24,730 and $24,780	$104,673	($1,275,423)	$253,428	($1,119,117)
Fee income	110,869	120,457	220,972	236,923
Net investment income	267,101	335,135	536,076	622,651
Net realized gains (losses) on investments	24,311	(19,438)	32,444	(12,499)

Total revenues	506,954	(839,269)	1,042,920	(272,042)

Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $5,323, $18,089, $9,736 and $17,523	153,366	184,219	298,422	346,072
Increase (decrease) in policy reserves	(14,231)	(1,490,318)	20,273	(1,496,980)
Interest paid or credited to contractholders	126,827	125,186	253,460	249,729
Provision for policyholders’ share of earnings on participating business (Note 3)	136	10,172	(207,424)	15,209
Dividends to policyholders	20,749	18,324	41,782	54,903

Total benefits	286,847	(1,152,417)	406,513	(831,067)
General insurance expenses	101,953	108,507	214,528	217,849
Amortization of deferred acquisition costs and value of business acquired	17,940	76,683	52,588	113,029
Interest expense	9,869	10,345	20,143	20,846

Total benefits and expenses, net	416,609	(956,882)	693,772	(479,343)

Income from continuing operations before income taxes	90,345	117,613	349,148	207,301
Income tax expense	383	42,820	11,193	74,752

Income from continuing operations	89,962	74,793	337,955	132,549
Income from discontinued operations, net of income taxes of $355,948, $20,674, $374,497 and $49,344	632,366	38,908	667,370	94,643

Net income	$722,328	$113,701	$1,005,325	$227,192

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2007 and Six Months Ended June 30, 2008
(In Thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2007	$7,032	$737,857	($15,708)	($30,829)	$1,430,603	$2,128,955
Net income					418,728	418,728
Other comprehensive income (loss):
Net change in unrealized gains			9,903			9,903
Minimum pension liability adjustment				34,998		34,998

Total comprehensive income						463,629
Impact of adopting SFAS No. 155			118		(3)	115
Impact of adopting FIN 48					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860

Balances, December 31, 2007	7,032	747,533	(5,687)	4,169	1,238,150	1,991,197
Net income					1,005,325	1,005,325
Other comprehensive income (loss):
Net change in unrealized gains			(367,222)			(367,222)
Minimum pension liability adjustment				15,341		15,341

Total comprehensive income						653,444
Dividends					(1,664,989)	(1,664,989)
Capital contribution - stock-based compensation		3,231				3,231
Income tax benefit on stock-based compensation		447				447

Balances, June 30, 2008	$7,032	$751,211	($372,909)	$19,510	$578,486	$983,330

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$1,005,325	$227,192
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	(207,424)	15,209
Amortization of (premiums) and accretion of discounts on investments, net	(27,064)	(31,729)
Net realized (gains) losses on investments	(29,936)	7,745
Net purchases of trading securities	(15,013)	(21,534)
Interest credited to contractholders	251,606	247,634
Depreciation and amortization	65,458	130,999
Deferral of acquisition costs	(32,925)	(35,460)
Deferred income taxes	(2,972)	35,722
Gain on sale of discontinued operations	(632,366)	—
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	(29,121)	(246,644)
Reinsurance receivable	(141,455)	(90,763)
Accrued interest and other receivables	8,783	22,032
Other, net	(142,329)	(64,398)

Net cash provided by operating activities	44,267	196,005

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,279,270	2,738,858
Mortgage loans on real estate	72,142	103,837
Equity investments and other limited partnership and limited liability corporation interests	22,387	25,964
Purchases of investments:
Fixed maturities available-for-sale	(1,852,218)	(2,542,755)
Mortgage loans on real estate	(140,390)	(89,814)
Equity investments and other limited partnership and limited liability corporation interests	(5,582)	(14,619)
Net change in short-term investments	(453,180)	87,901
Net change in repurchase agreements	275,579	(219,700)
Other, net	(14,680)	(42,372)
Proceeds received from the disposition of Healthcare segment, net of cash held in divested operations and transaction costs	1,323,972	—

Net cash provided by investing activities	1,507,300	47,300

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash flows from financing activities:
Contract deposits	$1,034,426	$621,778
Contract withdrawals	(838,356)	(764,744)
Change in due to parent and affiliates	(21,222)	42,129
Income tax benefit of stock option exercises	447	1,467
Dividends paid	(1,664,989)	(95,002)
Net commercial paper repayments	3,750	(23,271)
Change in bank overdrafts	(108,527)	(15,241)

Net cash used in financing activities	(1,594,471)	(232,884)

Net increase (decrease) in cash	(42,904)	10,421
Cash, continuing and discontinued operations, beginning of period	65,436	33,572

Cash, continuing and discontinued operations, end of period	22,532	43,993

Cash, end of period	$22,532	$43,993

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$16,652	$25,108
Interest	20,143	20,220

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	3,231	1,918
Return of invested assets to The Canada Life Assurance Company (See Note 5)	—	(1,608,804)
Fair value of assets acquired in settlement of fixed maturity investment	8,674	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Reclassifications were made to the accompanying condensed consolidated statement of income for the six months ended June 30, 2007 and to the condensed consolidated balance sheet at June 30, 2007 to reflect the Company’s discontinued operations. See Note 2. A $7,193 reclassification was made to the December 31, 2007 balance sheet to reflect the reclassification of certain real estate investments from mortgage loans on real estate to other investments. A $247,634 reclassification was also made to the condensed consolidated statement of cash flows for the six months ended June 30, 2007 to reflect interest credited to contractholders separately. Formerly, it was included in policy benefit liabilities.

2. Discontinued Operations and Assets and Liabilities Held for Sale

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion (the “Purchase Price”) in cash. The transaction was announced in November 2007. The purchase price is subject to adjustment based upon certain operating results of the business sold during the six-month period ending June 30, 2008. The Company recognized a gain in the amount of $684,105,  net of income taxes, upon completion of the transaction. Income (loss) from discontinued operations for the three and six-month periods ended Jun 30, 2008 includes charges in the amount of $51,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is comprised of its Individual Markets, Retirement Services and Other segments (See Note 12). As required by Statement of

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

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

The following table summarizes the major classifications of assets and liabilities of discontinued operations at June 30, 2008 and December 31, 2007:

Assets	June 30, 2008	December 31, 2007

Fixed maturities, available-for-sale	$—	$181,051
Short-term investments, available-for-sale	—	70,044
Receivables related to uninsured accident and health plan claims, net	—	134,397
Reinsurance receivable	120,771	46,772
Goodwill and other intangible assets	—	58,238
Premiums in course of collection	—	91,162
Deferred income taxes	—	(9,673)
Other	—	152,775

Total assets	$120,771	$724,766

Liabilities

Policy reserves	$45,642	$103,219
Policy and contract claims	75,129	84,662
Policyholders’ funds	—	106,563
Other	—	174,052

Total liabilities	$120,771	$468,496

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenue from discontinued operations	$—	$327,896	$314,431	$701,053

Benefits and expenses from discontinued operations	51,739	288,988	331,166	606,410

Income (loss) from discontinued operations, net of income taxes (benefit) of ($49,805), $20,674, ($31,256) and $49,344	(51,739)	38,908	(16,735)	94,643
Gain on sale of discontinued operations, net of income taxes of $405,753, $- , $405,753 and $-	684,105	—	684,105	—

Total income from discontinued operations	$632,366	$38,908	$667,370	$94,643

Included in income (loss) from discontinued operations for the three and six months ended June 30, 2008 is an accrual of $49,724 for severance and other employee related costs of which $522 was paid during the three months ended June 30, 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

3. Undistributed Earnings on Participating Business

During the first quarter of 2008, undistributed earnings on participating business decreased by $207,785 in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain the related liability to meet the obligations under the terms of the agreement. An income tax provision was recorded on the undistributed earnings when those earnings occurred. Accordingly, there was no income tax provision recorded at the time of the liability release. On January 1, 2008, the Company began recognizing the net earnings on these policies in its net income.

4. New Accounting Pronouncements

Recently adopted accounting pronouncements

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
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

Accounting pronouncements that will be adopted in the future

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of these statements for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and the results of its operations.

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
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

5. Related Party Transactions

Included in the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007 are the following related party amounts:

	June 30, 2008	December 31, 2007

Reinsurance receivable	$407,860	$381,931
Policy reserves	2,442,875	2,493,511

Included in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2008 and 2007 are the following related party amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Premium income, net of related party premiums ceded of $1,650, $1,701 $3,402 and $3,929	$39,045	($1,309,549)	$76,425	($1,247,788)
Increase (decrease) in policy reserves	(16,957)	(1,568,703)	(7,395)	(1,558,666)

On June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

 The Company recorded, at fair value, the following on June 1, 2007 in its condensed consolidated balance sheet in connection with the termination of the reinsurance agreement:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

The Company recorded the following on June 1, 2007 in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement:

Premium income	($1,387,179)
Net investment income	58,569
Net realized losses on investments	(14,797)

Total revenues	(1,343,407)

Decrease in reserves	(1,453,145)
Provision for policyholders’ share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961

Total benefits and expenses	(1,382,023)

Income before income taxes	38,616
Income taxes	16,372

Net income	$22,244

On July 3, 2007, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC. GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $802,100 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At June 30, 2008 and December 31, 2007 there were no outstanding amounts related to the letters of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three and six-month periods ended June 30, 2008 and 2007, these purchases totaled $33,256, $45,462, $19,200 and $44,963, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $392,931 and $383,319 at

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

June 30, 2008 and December 31, 2007, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

During the three and six months ended June 30, 2008, the Company paid dividends in the amounts of $1,365,000 and $1,664,989, respectively to its parent, GWL&A Financial, in part using the proceeds received from the sale of its Healthcare business as discussed in Note 2.

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

•     Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities were obtained from a pricing service. The list of inputs used by the pricing service is reviewed on a quarterly basis. The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data. Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis June 30, 2008

Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Fixed maturities, available-for-sale	$—	$12,393,958	$431,777	$12,825,735
Fixed maturities, held for trading	—	35,849	—	35,849
Equity investments available-for-sale	22,324	218	244	22,786
Short-term investments available-for-sale	120,220	559,713	—	679,933
Collateral under securities lending agreements	44,314	35,423	70	79,807
Other assets [1]	—	8,922	382	9,304
Separate account assets [2]	12,281,399	4,800,735	16,490	17,098,624

Total assets	$12,468,257	$17,834,818	$448,963	$30,752,038

Liabilities

Other liabilities [1]	$—	$1,057	$7,391	$8,448

Total liabilities	$—	$1,057	$7,391	$8,448

[1]	Includes derivative financial instruments.

[2]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, March 31, 2008	$434,599	$244	$16,600	($5,502)	$23,338
Realized and unrealized gains and losses:
(Gains) losses included in net income	(320)	—	—	(3)	—
Gains (losses) included in other comprehensive income	(24,128)	—	—	(1,504)	(2,102)
Purchases, issuances and settlements	65,672	—	(16,530)	—	(8,626)
Transfers in (out) of Level 3	(44,046)	—	—	—	3,880

Balance, June 30, 2008	$431,777	$244	$70	($7,009)	$16,490

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2008	$—	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Realized and unrealized gains and losses included in net income for the three months ended June 30, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

	Three Months Ended June 30, 2008

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$320	$3

	Recurring Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2008	$404,119	$244	$21,155	($2,265)	$95,225
Realized and unrealized gains and losses:
(Gains) losses included in net income	(4,904)	—	—	—	—
Gains (losses) included in other comprehensive income	(59,218)	—	—	(4,744)	(2,817)
Purchases, issuances and settlements	91,469	—	(21,085)	—	(15,088)
Transfers in (out) of Level 3	311	—	—	—	(60,830)

Balance, June 30, 2008	$431,777	$244	$70	($7,009)	$16,490

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2008	$—	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

Realized and unrealized gains and losses included in net income for the six months ended June 30, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

	Six Months Ended June 30, 2008

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$4,904	$—

The Company has no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2008.

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
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at June 30, 2008 and December 31, 2007. The Company considers these investments to be only temporarily impaired.

	June 30, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$601,348	$8,333	$524,045	$5,151	$1,125,393	$13,484
Obligations of U.S. states and their subdivisions	82,405	2,825	286,092	4,336	368,497	7,161
Foreign government	—	—	1,154	8	1,154	8
Corporate debt securities	1,204,941	85,575	1,943,837	157,379	3,148,778	242,954
Mortgage-backed and asset-backed securities	680,803	95,344	2,767,396	461,402	3,448,199	556,746

Total fixed maturities	$2,569,497	$192,077	$5,522,524	$628,276	$8,092,021	$820,353

Equity investments	$1,426	$937	$287	$1,996	$1,713	$2,933

Total number of securities in an unrealized loss position	409		1,071		1,480

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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

Fixed maturity investments – Total unrealized losses increased by $560,798 from December 31, 2007 to June 30, 2008. Unrealized losses on mortgage-backed and asset-backed securities comprise $400,041 of this increase. Approximately $211,000 of the $400,041 was related to securities on which the monoline insurer had a credit rating downgrade. The insured securities are primarily investment grade without the benefit of the insurance provided by the monoline insurer. The Company currently believes the combination of the underlying collateral of these securities and the guarantee of the monoline insurer is sufficient to support full repayment of the debt. The increase in unrealized losses on mortgage-backed and asset-backed securities is also attributable to widening of credit spreads which resulted from a lack of market liquidity. The market disruption has impacted valuations at June 30, 2008. Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

At June 30, 2008 and December 31, 2007, the Company had $242,954 and $94,403, respectively, of unrealized losses related to its corporate debt fixed maturity securities. Management has classified these securities by sector, calculated as a percentage of total unrealized losses, as follows:

Corporate sector	June 30, 2008	December 31, 2007

Finance	59%	53%
Utility	17%	19%
Consumer	7%	10%
Natural resources	6%	8%
Transportation	6%	5%
Other	5%	5%

	100%	100%

The increase in unrealized losses in the Finance industry was primarily related to perpetual floating-interest-rate securities issued by Canadian and foreign banks and securities in the insurance industry. None of the losses were related to a ratings downgrade. All these securities are rated BBB or above. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Equity investments - The increase in unrealized losses from December 31, 2007 to June 30, 2008 is primarily related to issues in the airline industry. At June 30, 2008, the Company is continuing to monitor conditions impacting the industry, such as fuel prices, and has not made a determination that these securities are other-than-temporarily impaired.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $111 and $22,283 during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded other-than-temporary impairments on fixed maturity investments of $16,272 and $22,283, respectively.  Of the $16,272 recorded during the six months ended June 30, 2008, $9,913 is related to discontinued operations and $6,359 is related to continuing operations. The Company did not record any other-than-temporary impairments on equity securities during the three months ended June 30, 2008 and 2007.  During the six months ended June 30, 2008 and 2007, the Company recorded other-than-temporary impairments on equity securities in the amounts of $0 and $23, respectively.

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

9. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. During the three and six-month periods ended June 30, 2008 and 2007, the Company recognized $423, $1,251, $1,161 and $1,918, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan. In addition, during the three-month period ended June 30, 2008, the Company recorded $1,980 of compensation expense related to share-based compensation due to the acceleration of vesting of certain stock options related to the sale of the Healthcare business and it is included in income from discontinued operations in the condensed consolidated statement of income.

During the six months ended June 30, 2008, Lifeco granted 535,000 stock options to employees of the Company. The stock options vest over seven and one half year periods ending in September and November 2015. Compensation expense in the amount of $1,849, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting periods of these stock option grants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

10. Components of Net Periodic Benefit Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2008 and 2007 include the following components:

	Three Months Ended June 30,

	2008	2007	2008	2007

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$1,259	$2,421	$275	$513
Interest cost	4,554	4,323	280	372
Expected return on plan assets	(5,036)	(5,041)	—	—
Amortization of transition obligation	(379)	(379)	—	—
Amortization of unrecognized prior service cost	22	55	(412)	(932)
Amortization of loss from earlier periods	226	1,219		163

Net periodic (benefit) cost	$646	$2,598	$143	$116

	Six Months Ended June 30,

	2008	2007	2008	2007

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$3,226	$4,877	$714	$1,023
Interest cost	9,249	8,670	695	742
Expected return on plan assets	(10,428)	(10,084)	—	—
Amortization of transition obligation	(757)	(758)	—	—
Amortization of unrecognized prior service cost	76	110	(1,344)	(1,864)
Amortization of loss from earlier periods	226	2,450	85	321

Net periodic (benefit) cost	$1,592	$5,265	$150	$222

During the three-month period ended June 30, 2008, the Company recorded defined benefit pension plan costs of $672 and post-retirement medical plan benefits of $19,346 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare business. The Company does not expect to make contributions to its Defined Benefit Pension Plan during the year ended December 31, 2008. The Company expects to contribute approximately $1,000 to its Post-Retirement Medical Plan during the year ended December 31, 2008.

11. Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Current	$20,490	$23,285	$39,602	$38,334
Deferred	(20,107)	19,535	(28,409)	36,418

Income tax expense	$383	$42,820	$11,193	$74,752

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,

	2008	2007

Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.1%)	(1.2%)
Tax credits	(2.4%)	(2.6%)
State income taxes, net of federal benefit	0.3%	0.1%
Provision for policyholders’ share of earnings on participating business	(20.8%)	2.6%
Other, net	(5.8%)	2.2%

Effective federal income tax rate from continuing operations	3.2%	36.1%

During the six months ended June 30, 2008, the Company did not recognize any material changes in unrecognized tax benefits relating to FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not expect any material changes relating to unrecognized tax benefits within the next twelve months.

Tax years 2005 and 2006 are open to federal examination by the Internal Revenue Service. The Company is not currently under federal examination and therefore does not expect significant increases or decreases to the unrecognized tax benefits in 2008 as a result of a federal audit. Also, the Company does not expect significant increases or decreases relating to state and local audits.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2008 and June 30, 2008 is as follows:

Balance, January 1, 2008	$155,548
Increase in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on investment assets, net of policyholder related amounts	186,684
Increase in deferred tax asset related to FIN 48	19,560
Increase in deferred tax asset related to the condensed consolidated statement of income	28,409
Increase in deferred tax asset related to the sale of the Healthcare segment	89,632
Other, net	4,151

Balance, June 30, 2008	$483,984

12. Segment Information

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides full service bundled and unbundled employer-sponsored defined contribution/defined benefit products as well as comprehensive administrative and record-keeping services for financial institutions. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

insurance from an affiliated company. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

As discussed in Note 2, substantially all of the Company’s former Healthcare segment has been sold and reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The segment reporting for the three and six-month periods ended June 30, 2007 has been reclassified to reflect this change in business segments.

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Premium income	$65,785	($1,314,379)	$178,560	($1,180,994)
Fee income	13,600	21,940	28,028	43,552
Net investment income	170,882	238,922	343,830	429,679
Net realized gains (losses) on investments	13,665	(16,303)	18,925	(12,342)

Total revenues	263,932	(1,069,820)	569,343	(720,105)

Benefits and expenses:
Policyholder benefits	195,844	(1,245,142)	433,547	(995,017)
Operating expenses	27,655	90,256	50,708	139,351

Total benefits and expenses	223,499	(1,154,886)	484,255	(855,666)

Income from continuing operations before income taxes	40,433	85,066	85,088	135,561
Income tax expense	1,255	30,140	15,351	49,189

Income from continuing operations	$39,178	$54,926	$69,737	$86,372

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Premium income	$739	$1,864	$1,877	$3,698
Fee income	96,161	97,254	190,638	190,852
Net investment income	87,022	86,178	174,466	174,108
Net realized gains (losses) on investments	10,646	(2,948)	13,329	(624)

Total revenues	194,568	182,348	380,310	368,034

Benefits and expenses:
Policyholder benefits	56,222	56,280	114,558	110,550
Expenses	82,304	85,543	172,845	174,924

Total benefits and expenses	138,526	141,823	287,403	285,474

Income from continuing operations before income taxes	56,042	40,525	92,907	82,560
Income tax expense	2,633	12,182	11,529	24,604

Income from continuing operations	$53,409	$28,343	$81,378	$57,956

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Premium income	$38,149	$37,092	$72,991	$58,179
Fee income	$1,108	1,263	2,306	2,519
Net investment income	9,197	10,035	17,780	18,864
Net realized gains (losses) on investments	—	(187)	190	467

Total revenues	48,454	48,203	93,267	80,029

Benefits and expenses:
Policyholder benefits	34,781	36,445	(141,592)	53,400
Expenses	19,803	19,736	63,706	37,449

Total benefits and expenses	54,584	56,181	(77,886)	90,849

Income from continuing operations before income taxes	(6,130)	(7,978)	171,153	(10,820)
Income tax expense	(3,505)	498	(15,687)	959

Income (loss) from continuing operations	($2,625)	($8,476)	$186,840	($11,779)

13. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. This business includes the activities of the discontinued healthcare insurance business prior to the April 1, 2008 sale to CIGNA as discussed in Note 2. In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after June 30, 2008. The Company had no borrowings under the credit facility at either June 30, 2008 or December 31, 2007 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at June 30, 2008 and December 31, 2007 were $62,376 and $97,201, respectively, all of which is due within one year from the dates indicated.

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

14. Subsequent Event

On July 3, 2008, the Company paid a dividend in the amount of $38,254 to its parent, GWL&A Financial.

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

Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash. The transaction was announced in November 2007. The Company recognized a gain in the amount of $1,090 million ($684 million net of income taxes) upon completion of the transaction. Income (loss) from discontinued operations includes charges in the amount of $101 million ($52 million net of income taxes) which represents costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

Company Results of Operations

The following discussion addresses the Company’s consolidated results of operations for the three and six-month periods ended June 30, 2008, compared with the same periods in 2007. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

As more fully described in Note 5 to the accompanying condensed consolidated financial statements, on June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

As more fully described in Note 3 to the accompanying condensed consolidated financial statements, during the first quarter of 2008, undistributed earnings on participating business decreased by $208 million in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain this liability to meet the obligations under the terms of the agreement. On January 1, 2008, the Company began recognizing the net earnings on these policies in its net income.

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

	Three Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$105	($1,275)
Fee income	111	120
Net investment income	267	335
Net realized gains (losses) on investments	24	(19)

Total revenues	507	(839)

Benefits and expenses:
Policyholder benefits	287	(1,153)
Operating expenses	130	196

Total benefits and expenses	417	(957)

Income from continuing operations before income taxes	90	118
Income tax expense	--	43

Income from continuing operations	$90	$75

The Company’s consolidated net income from continuing operations increased by $15 million, or 20.0%, to $90 million during the three months ended June 30, 2008 when compared to 2007.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement on June 1, 2007, premium income decreased by $7 million, or 6.3%, to $105 million for the three months ended June 30, 2008 when compared to 2007. This decrease is primarily related to $21 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the reinsurance agreement with CLAC. The decrease is partially offset by higher premiums in 2008 from improved sales activity in the Individual Markets segment and $14 million higher premiums in the Other segment as the result of the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 5 to the condensed consolidated financial statements.

Fee income decreased by $9 million, or 7.5%, to $111 million for the three months ended June 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008, one time gains on the BOLI block of business in 2007 due to surrender activity and a fee transfer from the Participating Policyholder Experience Account block of business during 2007 which has now been discontinued.

Excluding the one time recording of $59 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $9 million, or 3.3%, to $267 million for the three months ended June 30, 2008 when compared to 2007. The decrease is primarily due to $14 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement, partially offset by higher policy loan interest income.

Excluding the one time recording of negative policy benefits of $1,445 million resulting from the termination of the CLAC reinsurance agreement, policyholder benefits remained stable during the three months ended June 30, 2008 when compared to 2007, decreasing by $5 million, or 1.7%, to $287 million.

Excluding the one time recording of $63 million additional amortization of deferred acquisition costs resulting from the termination of the CLAC reinsurance agreement, operating expenses remained stable during the three months ended June 30, 2008 when compared to 2007, decreasing by $3 million to $130 million.

Income tax expense for the three months ended June 30, 2008 includes a $23 million benefit related to a prior year tax adjustment.

The segment information below discusses the reasons for these changes.

Income From Discontinued Operations

As more fully described in Note 2 to the accompanying condensed consolidated financial statements, the Company sold substantially all of its healthcare insurance business on April 1, 2008 resulting in a gain in the amount of $1,090 million ($684 million net of income taxes) upon completion of the transaction. Income (loss) from discontinued operations includes charges in the amount of $101 million ($52 net of income taxes) which represents costs associated with the sale. The healthcare insurance business comprised all of the Company’s discontinued operations. Accordingly, the Company ceased recording operating activity from its discontinued operations on April 1, 2008.

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

	Six Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$253	($1,119)
Fee income	221	237
Net investment income	536	623
Net realized gains (losses) on investments	32	(13)

Total revenues	1,042	(272)

Benefits and expenses:
Policyholder benefits	406	(831)
Operating expenses	287	352

Total benefits and expenses	693	(479)

Income from continuing operations before income taxes	349	207
Income tax expense	11	75

Income from continuing operations	$338	$132

The Company’s consolidated net income from continuing operations increased by $206 million for the six months ended June 30, 2008 when compared to 2007. The net income of the Company’s Other segment included a gain in the amount of $208 million as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the condensed consolidated financial statements.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium income decreased by $15 million, or 5.6%, to $253 million for the six months ended June 30, 2008 when compared to 2007. This decrease is primarily related to $59 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement. This decrease is partially offset by higher premiums in 2008 from improved sales activity in the Individual Markets segment and $15 million higher premiums during 2008 as the result of the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina, a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 5 to the condensed consolidated financial statements.

Fee income decreased by $16 million, or 6.8%, to $221 million for the six months ended June 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market, $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement and one time gains on the BOLI block of business in 2007 due to surrender activity.

Excluding the one time recording of $59 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $28 million, or 5.0%, to $536 million for the six months ended June 30, 2008 when compared to 2007. The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement partially offset by higher policy loan income.

Excluding the impact of the aforementioned $208 million gain upon the release of participating policy liabilities on January 1, 2008 and the one time recording of negative policy benefits of $1,445 million resulting from the termination of the CLAC reinsurance agreement, policyholder benefits remained unchanged for the six months ended June 30, 2008 when compared to 2007.

Excluding the one time recording of $63 million additional amortization of deferred acquisition costs resulting from the termination of the CLAC reinsurance agreement, operating expenses remained stable during the six months ended June 30, 2008 when compared to 2007, decreasing by $2 million to $287 million.

Income tax expense for the six months ended June 30, 2008 includes a $23 million benefit related to a prior year tax adjustment.

The segment information below discusses the reasons for these changes.

Segment Results

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides full service bundled and unbundled employer-sponsored defined contribution/defined benefit products as well as comprehensive administrative and record-keeping services for financial institutions. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

Individual Markets Results of Operations

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

As more fully described in Note 5 to the accompanying condensed consolidated financial statements, on June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$66	($1,314)
Fee income	14	22
Net investment income	171	239
Net realized gains (losses) on investments	14	(16)

Total revenues	265	(1,069)

Benefits and expenses:
Policyholder benefits	196	(1,245)
Operating expenses	28	90

Total benefits and expenses	224	(1,155)

Income from continuing operations before income taxes	41	86
Income tax expense	1	30

Income from continuing operations	$40	$56

The following is a summary of the Individual Markets segment policies and participant accounts at June 30 and March 31, 2008:

(In thousands)	June 30, 2008	March 31, 2008

Policies and Participant Accounts	414	418

Net income for the Individual Markets segment decreased by $16 million, or 28.6%, to $40 million during the three months ended June 30, 2008 when compared to 2007. This decrease is primarily related to a one time gain of $22 million resulting from the aforementioned termination of the CLAC reinsurance agreement on June 1, 2007 and $7 million of net income associated with the CLAC reinsurance agreement for the three months ended June 30, 2007 that was absent in 2008 and a favorable $11 million prior year tax adjustment.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium income decreased by $7 million, or 9.6%, to $66 million during the three months ended June 30, 2008 when compared to 2007. The decrease includes $21 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement. This decrease is offset by higher premiums in 2008 from improved sales activity.

Fee income has decreased by $8 million, or 36.4%, to $14 million during the three months ended June 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008 and one time gains on the BOLI block of business in 2007 due to surrender activity. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Excluding the one time recording of $58 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $10 million or 5.5%, to $171 million during the three months ended June 30, 2008 when compared to 2007. The decrease is primarily due to $14 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement, partially offset by higher policy loan interest income.

Excluding the one time recording of negative benefits and expenses of $1,382 resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses decreased by $3 million, or 1.3%, to $224 million during the three months ended June 30, 2008 when compared to 2007.

Although income from continuing operations before income taxes decreased by $45 million during the three months ended June 30, 2008 when compared to 2007, income tax expense decreased disproportionately due to a favorable $11 million prior year tax adjustment during the quarter ended June 30, 2008.

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Six Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$178	($1,181)
Fee income	28	43
Net investment income	344	430
Net realized gains (losses) on investments	19	(12)

Total revenues	569	(720)

Benefits and expenses:
Policyholder benefits	434	(995)
Operating expenses	50	139

Total benefits and expenses	484	(856)

Income from continuing operations before income taxes	85	136
Income tax expense	15	49

Income from continuing operations	$70	$87

The following is a summary of the Individual Markets segment policies and participant accounts at June 30, 2008 and 2007:

	June 30,

(In thousands)	2008	2007

Policies and Participant Accounts	414	430

Net income for the Individual Markets segment decreased by $17 million, or 19.5%, to $70 million during the six months ended June 30, 2008 when compared to 2007. This decrease is primarily related to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and $10 million of net income associated with the CLAC reinsurance activity during the six months ended June 30, 2007 that is absent in 2008 and a favorable $11 million prior year tax adjustment.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium income decreased by $28 million, or 13.6%, to $178 million during the six months ended June 30, 2008 when compared to 2007. This decrease is primarily due to $59 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement partially offset by higher premiums in 2008 from improved sales activity.

Fee income has decreased by $15 million, or 34.9%, to $28 million during the six months ended June 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008, one time gains on the BOLI block of business in 2007 due to surrender activity and $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Excluding the one time recording of $58 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $28 million or 7.5%, to $344 million during the six months ended June 30, 2008 when compared to 2007. The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement partially offset by higher policy loan interest income.

Excluding the one time recording of negative benefits and expenses of $1,382 resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses decreased by $42 million, or 8.0%, to $484 million during the six months June 30, 2008 when compared to 2007. The decrease is primarily due to $96 million of benefits and expenses in 2007 that were absent in 2008 as a result of the termination of the CLAC reinsurance agreement. This decrease is partially offset by an increase in policy reserves due to increased sales of guaranteed products and increases in interest paid or credited to contractholders due to larger account balances.

Although income from continuing operations before income taxes decreased by $51 million during the six months ended June 30, 2008 when compared to 2007, income tax expense decreased disproportionately due to a $11 million prior year tax adjustment during the quarter ended June 30, 2008.

Retirement Services Results of Operations

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$1	$2
Fee income	96	97
Net investment income	87	86
Net realized gains (losses) on investments	10	(3)

Total revenues	194	182

Benefits and expenses:
Policyholder benefits	56	56
Operating expenses	82	86

Total benefits and expenses	138	142

Income from continuing operations before income taxes	56	40
Income tax expense	3	12

Income from continuing operations	$53	$28

With the exception of realized gains (losses) on investments and income taxes, net income and its components for the Retirement Services segment remained stable for the three months ended June 30, 2008 when compared to 2007. Net income increased by $25 million, or 89.3%, to $53 million during the three months ended June 30, 2008 when compared to 2007. Net realized gains on investments increased by $13 million to $10 million from a loss of $3 million in 2007. Income from continuing operations before income taxes increased by $16 million during the three months ended June 30, 2008 when compared to 2007. Income tax expense decreased by $9 million over these periods due to a favorable $12 million prior year tax adjustment during the quarter ended June 30, 2008.

The following is a summary of the Retirement Services segment participant accounts at June 30 and March 31, 2008:

(In thousands)	June 30, 2008	March 31, 2008

Policies and Participant Accounts	3,908	3,886

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Six Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$2	$4
Fee income	191	191
Net investment income	174	174
Net realized gains (losses) on investments	13	(1)

Total revenues	380	368

Benefits and expenses:
Policyholder benefits	114	111
Operating expenses	173	175

Total benefits and expenses	287	286

Income from continuing operations before income taxes	93	82
Income tax expense	12	25

Income from continuing operations	$81	$57

With the exception of realized gains (losses) on investments and income taxes, net income and its components for the Retirement Services segment remained stable for the six months ended June 30, 2008 when compared to 2007. Net income increased by $24 million, or 42.1%, to $81 million during the three months ended June 30, 2008 when compared to 2007. Net realized gains on investments increased by $14 million to $13 million from a loss of $1 million in 2007.  Income from continuing operations before income taxes increased by $11 million during the three months ended June 30, 2008 when compared to 2007. Income tax expense decreased by $13 million over these periods primarily due to a favorable $12 million prior year tax adjustment during the quarter ended June 30, 2008.

The following is a summary of the Retirement Services segment participant accounts at June 30, 2008 and 2007:

	June 30,

(In thousands)	2008	2007

Policies and Participant Accounts	3,908	3,493

Participant accounts, including third party administration and institutional accounts, at June 30, 2008 increased by 11.9% to 3,908 thousand from 3,493 thousand at June 30, 2008, primarily as the result of acquiring the Commonwealth of Massachusetts deferred compensation plan reflecting 254,000 accounts during the current year.

The following table provides information for the Retirement Services’ segment participant account values at June 30, 2008 and 2007:

	June 30,

(In thousands)	2008	2007

General Account - Fixed Options:
Public / Non-profit	$3,329	$3,428
401(k)	2,920	2,579

	$6,249	$6,007

Separate Account - Fixed Options:
Public / Non-profit	$6,270	$6,365
401(k)	6,522	6,937

	$12,792	$13,302

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$49,493	$44,901
401(k)	18,327	23,632
Institutional	29,461	28,930

	$97,281	$97,463

Account values invested in the general account fixed investment options have increased by $242 million, or 4.0% at June 30, 2008 compared to June 30, 2007 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have decreased by $510 million, or 3.8% at June 30, 2008 compared to June 30, 2007. The decrease is primarily due to the decrease in the U.S. equity markets and participant redemptions.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased slightly by $182 million, or less than 1.0% at June 30, 2008 compared to June 30, 2007. The decrease is primarily attributable to the decrease in the U.S. equity markets offset by a large deposit of $4.4 billion from the Commonwealth of Massachusetts deferred compensation plan.

Other Results of Operations

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$38	$37
Fee income	1	1
Net investment income	9	10

Total revenues	48	48

Benefits and expenses:
Policyholder benefits	34	36
Operating expenses	20	20

Total benefits and expenses	54	56

Income from continuing operations before income taxes	(6)	(8)
Income tax expense (benefit)	(4)	1

Loss from continuing operations	($2)	($9)

Net income and its components for the Company’s Other segment remained stable for the three months ended June 30, 2008 when compared to 2007. The net loss decreased from $9 million to $2 million primarily due to income tax adjustments in 2007.

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$73	$58
Fee income	2	3
Net investment income	18	19

Total revenues	93	80

Benefits and expenses:
Policyholder benefits	(142)	53
Operating expenses	64	38

Total benefits and expenses	(78)	91

Income from continuing operations before income taxes	171	(11)
Income tax expense (benefit)	(16)	1

Income (loss) from continuing operations	$187	($12)

Net income for the Company’s Other segment was $187 million for the six months ended June 30, 2008 compared to a net loss of $12 million for 2007. The increase is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies. This increase is partially offset by a $15 million after tax charge from an adjustment to cumulative deferred policy acquisition cost amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare business. See Notes 2 and 3 to the accompanying condensed consolidated financial statements.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at June 30, 2008 and December 31, 2007:

Credit rating	June 30, 2008	December 31, 2007

AAA	51.4%	59.5%
AA	11.3%	7.9%
A	17.4%	14.3%
BBB	18.1%	16.5%
BB and below (non-investment grade)	1.8%	1.8%

Total	100.0%	100.0%

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

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. At June 30, 2008, the Company’s unrealized losses were $820 million compared to $260 million at December 31, 2007. Investments in a loss position for less than twelve months had losses that totaled $192 million, which was an increase of $97 million from December 31, 2007. Investments in a loss position for greater than twelve months had losses that totaled $628 million, which was an increase of $464 million from December

31, 2007. The increase in losses was generally attributable to the widening of spreads during the first six months of the year, most notably in the mortgage-backed and asset-backed class.

The Company holds approximately $6,200 million in various asset-backed, mortgage-backed and collateralized mortgage securities of which $3,448 million are experiencing unrealized losses of approximately $400 million since December 31, 2007 due to the lack of liquidity in this sector. Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements. Approximately $211 million of the $400 million in unrealized losses was related to securities on which the monoline insurer had a credit rating downgrade. The insured securities are primarily investment grade without the benefit of the insurance provided by the monoline insurer. The Company currently believes the combination of the underlying collateral of these securities and the guarantee of the monoline insurer is sufficient to support full repayment of the debt. The Company has the intent and ability to hold the securities until maturity; therefore, the Company considers these investments to be only temporarily impaired.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $702 million and $527 million as of June 30, 2008 and December 31, 2007, respectively. In addition, at both June 30, 2008 and December 31, 2007, 98.2% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company had $99.4 million and $95.7 million of commercial paper outstanding at June 30, 2008 and December 31, 2007, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either June 30, 2008 or December 31, 2007.

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

(b)

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2008, the Company held an annual meeting of its shareholders at which all of the directors as reported in the Company’s annual report on Form 10-K for the period ended December 31, 2007, were unanimously re-elected, with the exception of Robert Gratton who did not stand for reelection and William T. McCallum who resigned. Mitchell T.G. Graye was unanimously elected as a director for the first time. In addition, Philip K. Ryan, first elected on February 11, 2008, was unanimously re-elected as a director.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Title	Page

31.1	Rule 13a-14(a)/15-d14(a) Certification	40
31.2	Rule 13a-14(a)/15-d14(a) Certification	41
32	18 U.S.C. 1350 Certification	42

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/ Glen R. Derback	Date:	August 14, 2008

Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)