Form 10-Q
period 2008-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2008-11-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☒

As of November 1, 2008, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

			Page Number

Part I	Financial Information		3

	Item 1	Financial Statements	3

		Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	3

		Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2007 and for the Nine Months Ended September 30, 2008 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4T	Controls and Procedures	43

Part II	Other Information		43

	Item 1	Legal Proceedings	43

	Item 1A	Risk Factors	43

	Item 6	Exhibits	44

		Signature	44

Part I	Financial Information
Item 1.	Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,433,783 and $13,592,003)	$12,495,363	$13,551,233
Fixed maturities, held for trading, at fair value (amortized cost $20,074 and $22,855)	19,486	23,060
Mortgage loans on real estate (net of allowances of $8,834 and $9,448)	1,274,967	1,199,976
Equity investments, available-for-sale, at fair value (cost $17,422 and $19,749)	21,502	29,576
Policy loans	3,894,756	3,767,872
Short-term investments, available-for-sale (cost approximates fair value)	460,673	472,633
Limited partnership and limited liability corporation interests	301,992	326,971
Other investments	16,026	11,362

Total investments	18,484,765	19,382,683

Other assets:
Cash	52,759	54,814
Reinsurance receivable	537,918	505,107
Deferred acquisition costs and value of business acquired	562,977	443,302
Investment income due and accrued	142,744	142,801
Premiums in course of collection	4,115	5,443
Deferred income taxes	549,985	155,548
Collateral under securities lending agreements	42,907	93,472
Due from parent and affiliates	3,664	29,138
Goodwill	100,296	101,655
Other intangible assets	34,923	39,234
Other assets	527,705	522,685
Assets of discontinued operations	143,114	724,766
Separate account assets	16,219,957	18,089,984

Total assets	$37,407,829	$40,290,632

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2008	December 31, 2007

Liabilities and stockholder’s equity
Policy benefit liabilities:
Policy reserves	$17,922,854	$17,376,694
Policy and contract claims	306,600	262,503
Policyholders’ funds	287,446	302,957
Provision for policyholders’ dividends	73,920	78,276
Undistributed earnings on participating business	850	209,036

Total policy benefit liabilities	18,591,670	18,229,466

General liabilities:
Due to parent and affiliates	732,810	534,956
Repurchase agreements	328,309	138,537
Commercial paper	67,268	95,667
Payable under securities lending agreements	42,907	93,472
Other liabilities	410,827	648,857
Liabilities of discontinued operations	143,114	468,496
Separate account liabilities	16,219,957	18,089,984

Total liabilities	36,536,862	38,299,435

Commitments and contingencies (Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	752,186	747,533
Accumulated other comprehensive income (loss)	(479,899)	(1,518)
Retained earnings	591,648	1,238,150

Total stockholder’s equity	870,967	1,991,197

Total liabilities and stockholder’s equity	$37,407,829	$40,290,632

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Premium income, net of premiums ceded of $4,974, $4,982, $29,730 and $1,416,388	$163,391	$163,554	$416,819	($955,563)
Fee income	104,831	110,128	325,803	347,051
Net investment income	268,878	258,527	804,954	881,178
Net realized gains (losses) on investments	(37,911)	10,028	(5,467)	(2,471)

Total revenues	499,189	542,237	1,542,109	270,195

Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $4,992, $12,282, $23,081 and $29,805	153,931	150,736	452,353	496,808
Increase (decrease) in policy reserves	(33,326)	34,446	(13,052)	(1,462,535)
Interest paid or credited to contractholders	130,891	120,917	384,351	370,646
Provision for policyholders’ share of earnings on participating business (Note 3)	285	3,544	(207,139)	18,753
Dividends to policyholders	11,662	16,406	53,444	71,310

Total benefits	263,443	326,049	669,957	(505,018)
General insurance expenses	94,278	109,503	308,806	327,352

Amortization of deferred acquisition costs and value of business acquired	11,088	15,276	63,676	128,305
Interest expense	9,896	10,323	30,039	31,169

Total benefits and expenses, net	378,705	461,151	1,072,478	(18,192)

Income from continuing operations before income taxes	120,484	81,086	469,631	288,387
Income tax expense	33,559	28,968	44,752	103,720

Income from continuing operations	86,925	52,118	424,879	184,667
Income from discontinued operations, net of income taxes of $ - , $21,987 $374,497 and $71,331	—	41,389	667,370	136,032

Net income	$86,925	$93,507	$1,092,249	$320,699

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2007 and Nine Months Ended September 30, 2008
(In Thousands)
(Unaudited)

			Accumulated Other
			Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2007	$7,032	$737,857	($ 15,708)	($30,829)	$1,430,603	$2,128,955
Net income					418,728	418,728
Other comprehensive income (loss):
Net change in unrealized gains			9,903			9,903
Minimum pension liability adjustment				34,998		34,998

Total comprehensive income						463,629
Impact of adopting SFAS No. 155			118		(3)	115
Impact of adopting FIN 48					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860

Balances, December 31, 2007	7,032	747,533	(5,687)	4,169	1,238,150	1,991,197
Net income					1,092,249	1,092,249
Other comprehensive income (loss):
Net change in unrealized gains			(493,440)			(493,440)
Minimum pension liability adjustment				15,059		15,059

Total comprehensive income						613,868
Dividends					(1,738,751)	(1,738,751)
Capital contribution - stock-based compensation		3,982				3,982
Income tax benefit on stock-based compensation		671				671

Balances, September 30, 2008	$7,032	$752,186	($499,127)	$19,228	$591,648	$870,967

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income	$1,092,249	$320,699
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	(207,139)	18,753
Amortization of (premiums) and accretion of discounts on investments, net	(41,053)	(45,023)
Net realized (gains) losses on investments	12,152	(1,283)
Net purchases of trading securities	881	(8,634)
Interest credited to contractholders	381,075	367,194
Depreciation and amortization	80,527	157,361
Deferral of acquisition costs	(49,569)	(52,153)
Deferred income taxes	(40,683)	50,373
Gain on sale of discontinued operations	(632,366)	—
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	(137,070)	(247,257)
Reinsurance receivable	(168,984)	(142,552)
Accrued interest and other receivables	(1,163)	(6,455)
Other, net	(188,688)	(136,399)

Net cash provided by operating activities	100,169	274,624

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	3,037,820	3,272,407
Mortgage loans on real estate	89,731	127,361
Equity investments and other limited partnership and limited liability corporation interests	35,302	40,707
Purchases of investments:
Fixed maturities available-for-sale	(2,626,158)	(3,296,907)
Mortgage loans on real estate	(168,215)	(137,188)
Equity investments and other limited partnership and limited liability corporation interests	(9,069)	(18,198)
Net change in short-term investments	(205,865)	1,121,595
Net change in repurchase agreements	189,772	(521,304)
Other, net	11,333	(60,235)
Proceeds received from the disposition of Healthcare segment, net of cash held in divested operations and transaction costs	1,323,972	—

Net cash provided by investing activities	1,678,623	528,238

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from financing activities:
Contract deposits	$1,318,891	$910,555
Contract withdrawals	(1,011,097)	(1,135,321)
Change in due to parent and affiliates	(221,901)	(24,533)
Income tax benefit of stock option exercises	671	2,132
Dividends paid	(1,738,751)	(547,742)
Net commercial paper repayments	(28,399)	2,574
Change in bank overdrafts	(110,883)	(17,049)

Net cash used in financing activities	(1,791,469)	(809,384)

Net increase (decrease) in cash	(12,677)	(6,522)
Cash, continuing and discontinued operations, beginning of period	65,436	33,572

Cash, continuing and discontinued operations, end of period	52,759	27,050

Cash, end of period	$52,759	$27,050

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$294,540	$45,117
Interest	20,780	21,911

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	3,982	2,887
Return of invested assets to The Canada Life Assurance Company (See Note 5)	—	(1,608,804)
Fair value of assets acquired in settlement of fixed maturity investments	5,958	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Reclassifications were made to the accompanying condensed consolidated statement of income for the nine months ended September 30, 2007 and to the condensed consolidated balance sheet at September 30, 2007 to reflect the Company’s discontinued operations. See Note 2. A $7,193 reclassification was made to the December 31, 2007 balance sheet to reflect the reclassification of certain real estate investments from mortgage loans on real estate to other investments. A $367,194 reclassification was also made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to separately reflect interest credited to contractholders. Formerly, it was included in policy benefit liabilities.

The reclassifications had no effect on previously reported net income, total assets or total stockholder’s equity and were made in order to further enhance the readers’ understanding of the Company’s condensed consolidated financial statements.

2.  Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion (the “Purchase Price”) in cash. The transaction was announced in November 2007. The purchase price was subject to adjustment based upon certain operating results of the business sold during the six-month period ended June 30, 2008. The Company recognized a gain in the amount of $684,105, net of income taxes, upon completion of the transaction. Income (loss) from discontinued operations for the second quarter of 2008 includes charges in the amount of $51,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is comprised of its Individual Markets, Retirement Services and Other segments. See Note 12. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

In addition, the Company and CIGNA entered into a Transition Services Agreement (the “Transition Agreement”) whereby the Company will provide certain intellectual technology and administrative and legal services on behalf of CIGNA for a period of up to twenty-four months. CIGNA will pay the Company predetermined monthly fees for these services and will reimburse it for other expenditures it makes under the terms of the Transition Agreement.

The following table summarizes the major classifications of assets and liabilities of discontinued operations at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Assets
Fixed maturities, available-for-sale	$—	$181,051
Short-term investments, available-for-sale	—	70,044
Receivables related to uninsured accident and health plan claims, net	—	134,397
Reinsurance receivable	143,114	46,772
Goodwill and other intangible assets	—	58,238
Premiums in course of collection	—	91,162
Deferred income taxes	—	(9,673)
Other	—	152,775

Total assets	$143,114	$724,766

Liabilities
Policy reserves	$43,522	$103,219
Policy and contract claims	99,592	84,662
Policyholders’ funds	—	106,563
Other	—	174,052

Total liabilities	$143,114	$468,496

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenue from discontinued operations	$—	$324,620	$317,662	$1,025,673
Benefits and expenses from discontinued operations	—	283,231	334,398	889,641

Income (loss) from discontinued operations, net of income tax expense (benefit) of $ - , $21,987, $(31,256) and $71,331	—	41,389	(16,736)	136,032
Gain on sale of discontinued operations, net of income taxes of $ - , $ - , $405,753 and $ -	—	—	684,105	—

Total income from discontinued operations	$—	$41,389	$667,369	$136,032

The Company adopted a restructuring plan in connection with the sale of its Healthcare segment. The restructuring plan consisted of a structural reorganization which will enable the Company to operate effectively in its present business environment. The following is a reconciliation of the liability that the Company recorded related to the restructuring plan. The liability is included in other liabilities in the condensed consolidated balance sheet. The amounts incurred during the period and adjustments to original estimates during the period have been charged (credited) to income from discontinued operations in the condensed consolidated statement of income.

Severance, retention and other employee related costs

Balance, April 1, 2008	$—
Amount incurred during the period	49,724
Adjustments to original estimates during the period, net	(5,000)
Cash payments and other settlements during the period	(22,619)

Balance, September 30, 2008	$22,105

The Company incurred net expenses in the amount of $44,724 during the six-month period ended September 30, 2008 related to the restructuring plan and does not anticipate incurring additional costs in the future. It is estimated that the restructuring plan will be substantially complete during 2009.

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
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

4.  New Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit post-retirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The adoption of SFAS No. 158 decreased accumulated other comprehensive income (loss) by $6,734. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The adoption of the measurement date provisions of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial position or results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also provides expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of its operations.

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

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB No. 157. FSP No. 157-3 clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective upon issuance including prior periods for which financial statements have not been issued. The Company adopted the provisions of FSP No. 157-3 effective September 30, 2008. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial position or results of its operations.

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
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

Accounting pronouncements that will be adopted in the future

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company will adopt the provisions of these statements for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and the results of its operations.

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

5.  Related Party Transactions

Included in the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007 are the following related party amounts:

	September 30, 2008	December 31, 2007

Reinsurance receivable	$417,023	$381,931
Policy reserves	2,412,979	2,493,511

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Included in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2008 and 2007 are the following related party amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Premium income, net of related party premiums ceded of $197, $272, $3,599 and $1,390,827	$39,377	$72,253	$115,782	($1,175,535)
Life and other policy benefits, net of related party reinsurance recoveries of $3,052, $1,940, $6,335 and $1,334	29,703	23,737	86,068	77,582
Increase (decrease) in policy reserves	(26,552)	35,037	(33,947)	(1,523,629)

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
Nine Months Ended September 30, 2008 and 2007
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

On July 3, 2007, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC. GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $875,300 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At September 30, 2008 and December 31, 2007 there were no outstanding amounts related to the letters of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three-month periods ended September 30, 2008 and 2007, these purchases totaled $8,882 and $12,485, respectively. During the nine-month periods ended September 30, 2008 and 2007, these purchases totaled $54,344 and $57,448, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $369,781 and $383,319 at September 30, 2008 and December 31, 2007, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

During the three and nine-month periods ended September 30, 2008, the Company paid dividends in the amounts of $73,762 and $1,738,751, respectively, to its parent, GWL&A Financial, in part using the proceeds received from the sale of its Healthcare business as discussed in Note 2.  On October 28, 2008, the Company's Board of Directors declared a dividend in the amount of $33,543 to be paid during the fourth quarter of 2008.

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
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

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

•     Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities were obtained from a pricing service. The list of inputs used by the pricing service is reviewed on a quarterly basis. The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data. Level 2 securities include those priced using a matrix which is based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.

•     Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. The prices of the majority of Level 3 securities were obtained from single broker quotes and internal pricing models. Financial assets and liabilities utilizing Level 3 inputs include certain private equity, fixed maturity and over-the-counter derivative investments.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis September 30, 2008

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets
Fixed maturities, available-for-sale	$—	$11,710,321	$785,042	$12,495,363
Fixed maturities, held for trading	—	19,486	—	19,486
Equity investments, available-for-sale	21,043	60	400	21,503
Short-term investments, available-for-sale	32,343	428,329	—	460,672
Collateral under securities lending agreements	42,907	—	—	42,907
Other assets [1]	—	17,684	374	18,058
Separate account assets [2]	10,926,889	4,830,349	11,781	15,769,019

Total assets	$11,023,182	$17,006,229	$797,597	$28,827,008

Liabilities
Other liabilities [1]	$—	$—	$1,758	$1,758

Total liabilities	$—	$—	$1,758	$1,758

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

[1]	Includes derivative financial instruments.

[2]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

Total assets and liabilities in Level 3 increased by $354,267 from June 30, 2008 to September 30, 2008. The increase is primarily due to a change in pricing source for asset-backed securities backed by prime home improvement loans. The Company determined the use of internal models was a better measurement of fair value for these securities.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended September 30, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, June 30, 2008	$431,777	$244	$70	($7,009)	$16,490
Realized and unrealized gains and losses:
Gains (losses) included in net income	—	—	—	1	—
Gains (losses) included in other comprehensive income	62,868	4	—	5,624	(9,71)
Purchases, issuances and settlements	(41,134)	—	(70)	—	(1,272)
Transfers in (out) of Level 3	331,531	152	—	—	(2,466)

Balance, September 30, 2008	$785,042	$400	$—	($1,384)	$11,781

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2008	$—	$—	$—	$1	$0

[1] Includes derivative financial instruments.

Realized and unrealized gains and losses included in net income for the three months ended September 30, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

	Three Months Ended September 30, 2008

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$—	$1

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 Financial Assets and Liabilities Nine Months Ended September 30, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2008	$404,119	$244	$21,155	($2,265)	$95,225
Realized and unrealized gains and losses:
Gains (losses) included in net income	2,622	—	—	1	—
Gains (losses) included in other comprehensive income	14,590	4	—	880	(479)
Purchases, issuances and settlements	13,088	—	(21,155)	—	(2,124)
Transfers in (out) of Level 3	350,623	152	—	—	(80,841)

Balance, September 30, 2008	$785,042	$400	$—	($1,384)	$11,781

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2008	$—	$—	$—	$1	$—

[1] Includes derivative financial instruments.

Realized and unrealized gains and losses included in net income for the nine months ended September 30, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

	Nine Months Ended September 30, 2008

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$2,622	$1

The Company has no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2008.

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
Nine Months Ended September 30, 2008 and 2007
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

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at September 30, 2008 and December 31, 2007. The Company considers these investments to be only temporarily impaired.

	September 30, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$576,464	$8,214	$545,425	$7,159	$1,121,889	$15,373
Obligations of U.S. states and their subdivisions	181,371	4,471	106,346	2,596	287,717	7,067
Foreign government	—	—	1,149	2	1,149	2
Corporate debt securities	1,667,883	127,841	2,091,056	300,686	3,758,939	428,527
Mortgage-backed and asset-backed securities	1,043,254	98,228	2,512,024	491,922	3,555,278	590,150

Total fixed maturities	$3,468,972	$238,754	$5,256,000	$802,365	$8,724,972	$1,041,119

Equity investments	$2,941	$2,772	$—	$—	$2,941	$2,772

Total number of securities in an unrealized loss position	615		729		1,344

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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

Fixed maturity investments - Total unrealized losses increased by $781,564 from December 31, 2007 to September 30, 2008. This increase in unrealized losses is across all asset classes and reflects general spread widening, market illiquidity and economic uncertainty in the market place during the past nine months.

Unrealized losses on mortgage-backed and asset-backed securities comprise $433,445 of this increase and are attributable to widening of credit spreads resulting from a lack of market liquidity. The market disruption has influenced valuations at September 30, 2008, however, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal. See Footnote 6 for additional discussion regarding fair valuation processes.

Unrealized losses on corporate debt securities increased $334,124 from December 31, 2007 to September 30, 2008. The valuation of these securities has also been significantly influenced by market conditions. Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

Corporate sector	September 30, 2008	December 31, 2007

Finance	52%	53%
Utility	23%	19%
Consumer	8%	10%
Natural resources	6%	8%
Transportation	6%	5%
Other	5%	5%

	100%	100%

Approximately $171,984 of the increase in unrealized losses was related to the finance industry. These unrealized losses were primarily related to perpetual floating-interest-rate securities issued by Canadian and other foreign banks and securities in the insurance industry. Less than 6% (approximately $22,627 of the $428,527) of total unrealized losses on corporate debt securities was related to securities in the finance industry on which there has been a ratings downgrade since December 31, 2007. All these securities, except one, representing $2,096 of the unrealized losses, are rated BBB or above.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

Approximately $78,668 of the increase in unrealized losses since December 2007 was related to the utility industry. Less than 3% (approximately $12,712 of the $428,527) of the total unrealized losses on corporate debt securities was related to securities in the utility industry on which there has been a ratings downgrade since December 31, 2007. All of these securities are rated BBB or above.

Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements. While the decline in fair value has been increasing and many unrealized losses have existed for longer than 12 months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. Current liquidity conditions in the market place contribute to the uncertainty in the financial condition of the many issuers; however, the Company continually monitors its extension of credit to identify potential losses. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Equity investments - The increase in unrealized losses of $2,185 from December 31, 2007 to September 30, 2008 is primarily related to issues in the airline industry. At September 30, 2008, the Company is continuing to monitor conditions impacting the industry, such as fuel prices, and has determined that these securities are not other-than-temporarily impaired.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $39,183 and $6,766 during the three months ended September 30, 2008 and 2007, respectively. Of the $39,183, $34,229 was related to the write-down of a security in the financial services industry backed by Lehman Brothers Holdings Inc. During the nine months ended September 30, 2008 and 2007, the Company recorded other-than-temporary impairments on fixed maturity investments of $55,455 and $29,049, respectively. Of the $55,455 recorded during the nine months ended September 30, 2008, $9,913 was related to discontinued operations and $45,542 was related to continuing operations. Of the $45,542 related to continuing operations, $34,229 was related to the write-down of a security backed by Lehman Brothers Holdings Inc.

The Company recorded other-than-temporary impairment on equity securities of $1,122 during the three months ended September 30, 2008. This was related to a Washington Mutual, Inc. holding within a limited partnership investment. The Company did not record any other-than-temporary impairments on equity securities during the three months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Company recorded other-than-temporary impairments on equity securities in the amounts of $1,122 and $23, respectively.

8.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. During the three-month periods ended September 30, 2008 and 2007, the Company recognized $751 and $969, respectively, and during the nine-month periods ended September 30, 2008 and 2007 the Company recognized $2,002 and $2,887, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan. In addition, on April 1, 2008, the Company recorded $1,980 of compensation expense related to share-based compensation due to the acceleration of vesting of certain stock options related to the sale of the Healthcare segment and it is included in income from discontinued operations in the condensed consolidated statement of income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table presents information about Lifeco stock options granted to employees of the Company during the nine-month period ended September 30, 2008:

Grant date	Vesting period ends	Number of options granted	Fair market value per option (whole dollars)	Compensation expense over vesting period [1]

March 25, 2008	September 24, 2015	110,000	$3.13	$344
May 13, 2008	November 12, 2015	425,000	3.54	1,504

Total		535,000		$1,848

1 Computed using the accelerated method of expense recognition.

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 30, 2008 and 2007 include the following components:

	Three Months Ended September 30,

	2008	2007	2008	2007

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$1,258	$2,421	$275	$513
Interest cost	4,554	4,323	279	372
Expected return on plan assets	(5,036)	(5,041)	—	—
Amortization of transition obligation	(378)	(379)	—	—
Amortization of unrecognized prior service cost	22	55	(412)	(932)
Amortization of loss from earlier periods	226	1,219	—	163

Net periodic (benefit) cost	$646	$2,598	$142	$116

	Nine Months Ended September 30,

	2008	2007	2008	2007

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$4,484	$7,298	$989	$1,536
Interest cost	13,803	12,993	974	1,114
Expected return on plan assets	(15,464)	(15,125)	—	—
Amortization of transition obligation	(1,135)	(1,137)	—	—
Amortization of unrecognized prior service cost	98	165	(1,756)	(2,796)
Amortization of loss from earlier periods	452	3,669	85	484

Net periodic (benefit) cost	$2,238	$7,863	$292	$338

During the second quarter of 2008, the Company recorded defined benefit pension plan costs of $672 and post-retirement medical plan benefits of $19,346 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare segment. The Company does not expect to make contributions to its Defined Benefit Pension Plan during the year ended December 31, 2008. The Company expects to contribute approximately $1,000 to its Post-Retirement Medical Plan during the year ended December 31, 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

10.  Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Current	$44,970	$22,124	$84,572	$60,458
Deferred	(11,411)	6,844	(39,820)	43,262

Income tax expense	$33,559	$28,968	$44,752	$103,720

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,

	2008	2007

Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.5%)	(1.4%)
Tax credits	(2.2%)	(1.8%)
State income taxes, net of federal benefit	0.4%	0.7%
Provision for policyholders’ share of earnings on participating business	(15.5%)	2.3%
Prior period adjustment	(6.4%)	—
Other, net	(0.3%)	1.2%

Effective federal income tax rate from continuing operations	9.5%	36.0%

During the nine months ended September 30, 2008, the Company did not recognize any material changes in unrecognized tax benefits relating to FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not expect any material changes relating to unrecognized tax benefits within the next twelve months.

Tax years 2005, 2006 and 2007 are open to federal examination by the Internal Revenue Service. The Company is not currently under federal examination and therefore does not expect significant increases or decreases to the unrecognized tax benefits in 2008 as a result of a federal audit. Also, the Company does not expect significant increases or decreases relating to state and local audits.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2008 and September 30, 2008 is as follows:

Balance, January 1, 2008	$155,548
Increase in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on investment assets, net of policyholder related amounts	254,893
Decrease in deferred tax asset related to FIN 48	(4,385)
Increase in deferred tax asset related to the condensed consolidated statement of income	39,820
Increase in deferred tax asset related to the sale of the Healthcare segment	97,728
Other, net	6,381

Balance, September 30, 2008	$549,985

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

11.  Segment Information

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides full service bundled and unbundled employer-sponsored defined contribution and defined benefit products as well as comprehensive administrative and record-keeping services for financial institutions. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. Defined benefit plans provide for benefits based on formulas using factors such as salary history and duration of employment of participants. The Company’s Other segment includes corporate items not directly allocated to any of its other two business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has its own unique distribution channels.

As discussed in Note 2, substantially all of the Company’s former Healthcare segment has been sold and reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment. The Company retained a small portion of its Healthcare segment and reports it within its Individual Markets segment. The segment reporting for the three and nine-month periods ended September 30, 2007 has been restated to reflect this change in business segments.

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Premium income	$127,926	$88,689	$306,486	($1,092,304)
Fee income	11,778	12,837	39,806	56,388
Net investment income	172,810	162,472	516,640	592,150
Net realized gains (losses) on investments	(22,429)	4,613	(3,503)	(7,728)

Total revenues	290,085	268,611	859,429	(451,494)

Benefits and expenses:
Policyholder benefits	255,908	213,434	689,455	(781,583)
Operating expenses	19,475	26,514	70,182	165,865

Total benefits and expenses	275,383	239,948	759,637	(615,718)

Income from continuing operations before income taxes	14,702	28,663	99,792	164,224
Income tax expense	1,106	10,499	16,458	59,688

Income from continuing operations	$13,596	$18,164	$83,334	$104,536

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Premium income	$414	$2,140	$2,291	$5,837
Fee income	91,742	96,273	282,380	287,126
Net investment income	86,845	88,432	261,311	262,541
Net realized gains (losses) on investments	(15,273)	5,209	(1,944)	4,584

Total revenues	163,728	192,054	544,038	560,088

Benefits and expenses:
Policyholder benefits	56,776	56,270	171,335	166,821
Expenses	76,796	86,863	249,641	261,787

Total benefits and expenses	133,572	143,133	420,976	428,608

Income from continuing operations before income taxes	30,156	48,921	123,062	131,480
Income tax expense	4,006	17,257	15,535	41,861

Income from continuing operations	$26,150	$31,664	$107,527	$89,619

The following table summarizes the financial results of the Company’s Other segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Premium income	$35,051	$72,725	$108,042	$130,904
Fee income	$1,311	1,018	3,617	3,537
Net investment income	9,223	7,623	27,003	26,487
Net realized gains (losses) on investments	(209)	206	(20)	673

Total revenues	45,376	81,572	138,642	161,601

Benefits and expenses:
Policyholder benefits	(49,241)	56,345	(190,833)	109,744
Expenses	18,991	21,725	82,698	59,174

Total benefits and expenses	(30,250)	78,070	(108,135)	168,918

Income from continuing operations before income taxes	75,626	3,502	246,777	(7,317)
Income tax expense	28,447	1,212	12,759	2,171

Income (loss) from continuing operations	$47,179	$2,290	$234,018	($9,488)

12.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. This business includes the activities of the discontinued healthcare insurance business prior to its April 1, 2008 sale to CIGNA as discussed in Note 2. In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent upon various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after June 30, 2008. The Company had no borrowings under the credit facility at either September 30, 2008 or December 31, 2007 and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Dollars in Thousands)
(Unaudited)

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at September 30, 2008 and December 31, 2007 were $98,305 and $97,201, respectively, all of which is due within one year from the dates indicated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import, generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields or the earnings or profitability of its activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit rating, volatility and other risks associated with its investment portfolio and other factors. Readers should also consider other matters, including any risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

Current Market Conditions

The third quarter of 2008 was marked by continued turmoil in the financial markets in the United States and around the world. While the Company has conservative investment policies and practices, the significant deterioration in the capital markets had an impact to the financial results for the quarter ended September 30, 2008.

The Company’s fee income is lower by $21 million, or 6.1%, for the nine months ended September 30, 2008 when compared to 2007, mainly as a result of lower variable fee income due to the weak performance of the U.S. equities market. Further or continued market declines could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

In connection with the bankruptcy of Lehman Brothers Holdings Inc, the Company recognized in the third quarter of 2008 a $34 million impairment loss on a fixed maturity investment.  Current market conditions have also contributed to lower market values for the Company's fixed maturity and equity investments.  The Company has recorded an increase in net unrealized losses of $904 million during the nine months ended September 30, 2008.   See Notes 6 and 7 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

During the third quarter of 2008, the Company performed an impairment review of its goodwill balances due to the deterioration in the capital markets. No impairments were noted and no impairment charges were recorded.

The deterioration of a number of credit markets has not had a significant impact on the Company’s sources of liquidity. Generally, the Company has met its operating requirements by maintaining appropriate liquidity in its investment portfolio and utilizing cash flows from operations. The Company’s credit rating has remained stable at AA. If necessary, the Company has continued access to a $50 million line of credit which currently has no amounts outstanding.

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

Company Results of Operations

The following discussion addresses the Company’s consolidated results of operations for the three and nine-month periods ended September 30, 2008, compared with the same periods in 2007. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

As more fully described in Note 3 to the accompanying condensed consolidated financial statements, during the first quarter of 2008, undistributed earnings on participating business decreased by $208 million in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain the associated liability to meet the obligations under the terms of the agreement. An income tax provision was recorded on the undistributed earnings when those earnings occurred.  Accordingly, there was no income tax provision recorded at the time of the liability release.  On January 1, 2008, the Company began recognizing the net earnings from these policies in its net income.

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

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

	Three Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$163	$164
Fee income	105	110
Net investment income	269	258
Net realized gains (losses) on investments	(38)	10

Total revenues	499	542

Benefits and expenses:
Policyholder benefits	264	326
Operating expenses	115	135

Total benefits and expenses	379	461

Income from continuing operations before income taxes	120	81
Income tax expense	33	29

Income from continuing operations	$87	$52

The Company’s consolidated net income from continuing operations increased by $35 million, or 67.3%, to $87 million during the three months ended September 30, 2008 when compared to 2007.

Premium income remained stable, decreasing by $1 million, or less than 1%, to $163 million for the three months ended September 30, 2008 when compared to 2007.

Fee income decreased by $5 million, or 4.5%, to $105 million for the three months ended September 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008.

Net investment income increased by $11 million, or 4.3%, to $269 million for the three months ended September 30, 2008 when compared to 2007. The increase is primarily due to higher policy loan interest income.

Net realized gains (losses) on investments decreased from a gain of $10 million for the three months ended September 30, 2007 to a loss of $38 million for the three months ended September 30, 2008. The loss during the three months ended September 30, 2008 is primarily due to a $34 million write-down of a significant investment.

Benefits and expenses decreased by $82 million, or 17.8%, to $379 million for the three months ended September 30, 2008 when compared to 2007 primarily due to an $82 million reserve release of participating business.

Although income from continuing operations before income taxes increased by $39 million during the three months ended September 30, 2008 when compared to 2007, income tax expense did not increase proportionately due to a favorable $7 million prior year tax adjustment during the quarter ended September 30, 2008.

The segment information below discusses the reasons for these changes.

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

	Nine Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$417	($955)
Fee income	326	347
Net investment income	805	881
Net realized gains (losses) on investments	(6)	(2)

Total revenues	1,542	271

Benefits and expenses:
Policyholder benefits	669	(505)
Operating expenses	403	487

Total benefits and expenses	1,072	(18)

Income from continuing operations before income taxes	470	289
Income tax expense	45	104

Income from continuing operations	$425	$185

The Company’s consolidated net income from continuing operations increased by $240 million for the nine months ended September 30, 2008 when compared to 2007. The net income of the Company’s Other segment included a gain in the amount of $208 million as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the condensed consolidated financial statements and an $82 million ($53 million net of income taxes) reserve release on these policies.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium income decreased by $15 million, or 3.5%, to $417 million for the nine months ended September 30, 2008 when compared to 2007. This decrease is primarily the result of the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina, a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 5 to the condensed consolidated financial statements. This decrease is partially offset by improved sales in the Individual Markets segment.

Fee income decreased by $21 million, or 6.1%, to $326 million for the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market, $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement and one time gains on the BOLI block of business in 2007 due to surrender activity.

Excluding the one time recording of $59 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $17 million, or 2.1%, to $805 million for the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement partially offset by higher policy loan interest income.

Excluding the impact of the aforementioned $290 million gains in 2008 related to the participating policy liabilities and the one time recording of negative benefits and expense of $1,382 million resulting from the termination of the CLAC reinsurance agreement in 2007, benefits and expenses remained stable, decreasing by $2 million, or less than 1%, to $1,072 million for the nine months ended September 30, 2008 when compared to 2007.

Although income from continuing operations before income taxes increased by $181 million during the nine months ended September 30, 2008 when compared to 2007, income tax expense decreased disproportionately. This decrease is primarily due to a favorable $30 million prior year tax adjustment for the nine months ended September 30, 2008 and because no income tax provision was recorded on the aforementioned gain resulting from the release of the liability associated with certain participating policies in the amount of $208 million, as discussed in Note 3 to the condensed consolidated financial statements.

The segment information below discusses the reasons for these changes.

Segment Results

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides full service bundled and unbundled employer-sponsored defined contribution/defined benefit products as well as comprehensive administrative and record-keeping services for financial institutions. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. Defined benefit plans are plans where employee benefits are determined by formulas using factors such as salary history and duration of employment. The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary, GWSC, whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

Individual Markets Segment Results of Operations

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$128	$89
Fee income	12	13
Net investment income	173	162
Net realized gains (losses) on investments	(23)	5

Total revenues	290	269

Benefits and expenses:
Policyholder benefits	256	214
Operating expenses	19	26

Total benefits and expenses	275	240

Income from continuing operations before income taxes	15	29
Income tax expense	1	11

Income from continuing operations	$14	$18

The following is a summary of the Individual Markets segment policies and participant accounts at September 30 and June 30, 2008:

(In thousands)	September 30, 2008	June 30, 2008

Policy and participant accounts	406	414

Net income for the Individual Markets segment decreased by $4 million, or 22.2%, to $14 million during the three months ended September 30, 2008 when compared to 2007. The decrease is primarily due to a $28 million ($14 million net of policyholder related amounts and income taxes) decrease in net realized gains (losses) on investments partially offset by a favorable $3 million prior year tax adjustment and higher net investment income.

Premium income increased by $39 million, or 43.8%, to $128 million during the three months ended September 30, 2008 when compared to 2007. The increase is due to improved sales, primarily of the single premium whole life product marketed through banks.

Net investment income increased by $11 million or 6.8%, to $173 million during the three months ended September 30, 2008 when compared to 2007. The increase is primarily due to a higher policy loan interest income.

Net realized gains (losses) on investments decreased by $28 million to a loss of $23 million during the three months ended September 30, 2008 when compared to 2007. The loss during the three months ended September 30, 2008 is primarily due to the aforementioned investment write-down in the amount of $17 million.

Total benefits and expenses increased by $35 million, or 14.6%, to $275 million during the three months ended September 30, 2008 when compared to 2007. The increase is primarily attributable to an increase in policy reserves due to increased sales of guaranteed products.

Although income from continuing operations before income taxes decreased by $14 million during the three months ended September 30, 2008 when compared to 2007, income tax expense decreased disproportionately due to a favorable $3 million prior year tax adjustment during the quarter ended September 30, 2008.

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

As more fully described in Note 5 to the accompanying condensed consolidated financial statements, on June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, CLAC, pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Nine Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$306	($1,092)
Fee income	40	56
Net investment income	517	592
Net realized gains (losses) on investments	(4)	(7)

Total revenues	859	(451)

Benefits and expenses:
Policyholder benefits	689	(782)
Operating expenses	70	166

Total benefits and expenses	759	(616)

Income from continuing operations before income taxes	100	165
Income tax expense	16	60

Income from continuing operations	$84	$105

The following is a summary of the Individual Markets segment policies and participant accounts at September 30, 2008 and 2007:

	September 30, 2008

(In thousands)	2008	2007

Policy and participant accounts	406	428

Net income for the Individual Markets segment decreased by $21 million, or 20.0%, to $84 million during the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily related to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and $10 million of net income associated with the CLAC reinsurance activity during the nine months ended June 30, 2007 that is absent in 2008, offset by a favorable $14 million prior year tax adjustment.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, premium income increased by $11 million, or 3.7%, to $306 million during the nine months ended September 30, 2008 when compared to 2007. The increase is primarily attributable to higher premiums in 2008 from improved sales, primarily of the single premium whole life product marketed through banks. This increase is partially offset by $59 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement.

Fee income has decreased by $16 million, or 28.6%, to $40 million during the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008, one time gains on the business owned life insurance block of business in 2007 due to surrender activity and $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Excluding the one time recording of $58 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $17 million or 3.2%, to $517 million during the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement partially offset by higher policy loan interest income.

Excluding the one time recording of negative benefits and expenses of $1,382 resulting from the termination of the CLAC reinsurance agreement, total benefits and expenses remained constant, decreasing by $7 million to $759 million during the nine months September 30, 2008 when compared to 2007. Included in this decrease is $96 million of benefits and expenses in 2007 that were absent in 2008 as a result of the termination of the CLAC reinsurance agreement. This decrease is offset by an increase in policy reserves due to increased sales of guaranteed products and increases in interest paid or credited to contractholders due to larger account balances.

Although income from continuing operations before income taxes decreased by $65 million during the nine months ended September 30, 2008 when compared to 2007, income tax expense decreased disproportionately due to a $14 million prior year tax adjustment during the nine months ended September 30, 2008.

Retirement Services Segment Results of Operations

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$—	$2
Fee income	92	96
Net investment income	87	88
Net realized gains (losses) on investments	(15)	5

Total revenues	164	191

Benefits and expenses:
Policyholder benefits	57	56
Operating expenses	77	87

Total benefits and expenses	134	143

Income from continuing operations before income taxes	30	48
Income tax expense	4	17

Income from continuing operations	$26	$31

The following is a summary of the Retirement Services segment participant accounts at September 30 and June 30, 2008:

(In thousands)	September 30, 2008	June 30, 2008

Policy and participant accounts	3,923	3,908

Net income for the Retirement Services segment decreased by $5 million, or 16.1%, to $26 million during the three months ended September 30, 2008 when compared to 2007.

Fee income decreased by $4 million, or 4.2%, to $92 million for the three months ended September 30, 2008 when compared to 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008.

Net realized gains (losses) on investments decreased by $20 million to a loss of $15 million during the three months ended September 30, 2008 from a gain of $5 million in 2007. The loss during the three months ended September 30, 2008 is primarily due to a $17 million write-down of a significant investment.

Operating expenses decreased by $10 million, or 11.5%, to $77 million for the three months ended September 30, 2008 when compared to 2007. The decrease is primarily due to expenses incurred in 2007 related to the acquisition of business from the Metropolitan Life Insurance Company (“MetLife”) and cost saving measures taken in 2008.

Income from continuing operations before income taxes decreased by $18 million to $30 million during the three months ended September 30, 2008 when compared to 2007. Income tax expense decreased by $13 million over these periods due to the decrease in income before income taxes and a favorable $4 million prior year tax adjustment during the quarter ended September 30, 2008.

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Nine Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$3	$6
Fee income	282	287
Net investment income	261	262
Net realized gains (losses) on investments	(2)	5

Total revenues	544	560

Benefits and expenses:
Policyholder benefits	171	167
Operating expenses	250	262

Total benefits and expenses	421	429

Income from continuing operations before income taxes	123	131
Income tax expense	16	42

Income from continuing operations	$107	$89

The following is a summary of the Retirement Services segment participant accounts at September 30, 2008 and 2007:

	September 30, 2008

(In thousands)	2008	2007

Policy and participant accounts	3,923	3,523

Net income for the Retirement Services segment increased by $18 million, or 20.2%, to $107 million during the nine months ended September 30, 2008 when compared to 2007.

Net realized gains (losses) on investments decreased by $7 million to a loss of $2 million during the nine months ended September 30, 2008 from a gain of $5 million in 2007. The increase in the loss is primarily due to the aforementioned $17 million investment write-down, partially offset by realized gains from the sale of investments.

Operating expenses decreased by $12 million, or 4.6%, to $250 million during the nine months ended September 30, 2008 when compared to 2007. The decrease is primarily due to expenses incurred in 2007 related to the acquisition of business from MetLife and cost saving measures taken in 2008.

Income from continuing operations before income taxes decreased by $8 million to $123 million during the nine months ended September 30, 2008 when compared to 2007. Income tax expense decreased by $26 million over these periods due to the decrease in income before income taxes and a favorable $16 million prior year tax adjustment during the nine months ended September 30, 2008.

Participant accounts, including third party administration and institutional accounts, at September 30, 2008 increased to 3,923 thousand from 3,523 thousand at September 30, 2007, primarily as the result of acquiring the Commonwealth of Massachusetts deferred compensation plan reflecting 254,000 accounts during the current year.

The following table provides information for the Retirement Services’ segment participant account values at September 30, 2008 and 2007:

	September 30,

(In millions)	2008	2007

General Account - Fixed Options:
Public / Non-profit	$3,361	$3,392
401(k)	3,105	2,619

	$6,466	$6,011

Separate Account - Fixed Options:
Public / Non-profit	$6,006	$6,464
401(k)	5,714	7,136

	$11,720	$13,600

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	45,330	$46,171
401(k)	17,731	21,459
Institutional	27,335	29,659

	$90,396	$97,289

Account values invested in the general account fixed investment options have increased by $455 million, or 7.6% at September 30, 2008 compared to September 30, 2007 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have decreased by $1,880 million, or 13.8% at September 30, 2008 compared to September 30, 2007. The decrease is primarily due to the decrease in the U.S. equity markets and participant redemptions.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased by $6,893 million, or 7.1% at September 30, 2008 compared to September 30, 2007. The decrease is primarily attributable to the decrease in the U.S. equity markets offset by a large deposit of $4.4 billion from the Commonwealth of Massachusetts deferred compensation plan.

Other Segment Results of Operations

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$35	$73
Fee income	1	1
Net investment income	9	8

Total revenues	45	82

Benefits and expenses:
Policyholder benefits	(49)	56
Operating expenses	19	22

Total benefits and expenses	(30)	78

Income from continuing operations before income taxes	75	4
Income tax expense (benefit)	28	1

Income from continuing operations	$47	$3

The Company’s Other segment net income increased by $44 million to $47 million for the three months ended September 30, 2008 when compared to 2007. The increase is primarily due to an $82 million ($53 million net of income taxes) reserve release of participating business.  The increase is partially offset by poor mortality in the term life business that was assumed from CLAC.

Premium income decreased by $38 million, or 52.1%, to $35 million during the three months ended September 30, 2008 when compared to 2007. The decrease is attributable to the July 3, 2007 amendment to the CLAC reinsurance agreement as discussed in Note 4 to the condensed consolidated financial statements. As a result of the amendment, the Company recorded one-time premium income and an increase in reserves in the amount of $34 million at the time of the amendment.

The decrease in policyholder benefits during the three months ended September 30, 2008 when compared to 2007 is primarily due to the aforementioned release of participating policy reserves and the CLAC reinsurance agreement amendment. The decrease is partially offset by poor mortality in the term life business that was assumed from CLAC.

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,

Income statement data (In millions)	2008	2007

Revenues:
Premium income	$108	$131
Fee income	4	4
Net investment income	27	27

Total revenues	139	162

Benefits and expenses:
Policyholder benefits	(191)	110
Operating expenses	83	59

Total benefits and expenses	(108)	169

Income from continuing operations before income taxes	247	(7)
Income tax expense (benefit)	13	2

Income (loss) from continuing operations	$234	($9)

Net income for the Company’s Other segment was $234 million for the nine months ended September 30, 2008 compared to a net loss of $9 million for 2007. The increase in net income is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies and an $82 million ($53 million net of income taxes) reserve release on these policies. This increase is partially offset by poor mortality results and a $15 million after tax charge from an adjustment to cumulative deferred policy acquisition cost amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare segment. See Notes 2 and 3 to the accompanying condensed consolidated financial statements.

Premium income decreased by $23 million, or 17.6% during the nine months ended September 30, 2008 compared to 2007. The decrease is due to the one-time premium income recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment partially offset by an increase in reinsurance activity as the result of the amendment.

Policyholder benefits decreased by $301 million during the nine months ended September 30, 2008 compared to 2007. The decrease is due the aforementioned $208 million release of the liability associated with certain participating policies, the $82 million adjustment to the reserves of these policies and the one-time increase in reserves recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment. These decreases are partially offset by an increase in reinsurance activity as the result of the amendment.

Operating expenses increased by $24 million, or 40.7% during the nine months ended September 30, 2008 compared to 2007. The increase is due to a $23 million adjustment to cumulative deferred policy acquisition cost amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare segment.

Although income from continuing operations before income taxes increased by $254 million during the nine months ended September 30, 2008 when compared to 2007, income tax expense did not increase proportionately because no income tax provision was recorded on the aforementioned $208 million gain resulting from the release of the liability associated with certain participating policies.

General Account Investments

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. The Company’s portfolio composition is conservative with 67.5% of general account assets in cash, short-term investments, and fixed maturity and mortgage investments.

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

The following table contains the rating distribution of the Company’s fixed maturity investment portfolio at September 30, 2008 and December 31, 2007:

Credit rating	September 30, 2008	December 31, 2007

AAA	50.7%	59.5%
AA	11.1%	7.9%
A	17.6%	14.3%
BBB	18.9%	16.5%
BB and below (non-investment grade)	1.7%	1.8%

Total	100.0%	100.0%

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Corporate sector	September 30, 2008	December 31, 2007

Utility	10.7%	9.9%
Finance	9.7%	9.4%
Consumer	6.1%	6.2%
Natural resources	4.5%	4.4%
Transportation	2.8%	3.0%
Other	7.2%	6.2%

The third quarter of 2008 was characterized by unprecedented events in the global financial sector. The Company recorded a $34 million write-down on a fixed maturity security backed by Lehman Brothers Holdings Inc. and a $1.1 million write-down on a limited partnership investment with exposure to Washington Mutual, Inc. (See Note 7).

The Company holds approximately $76 million in direct debt of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which is less than one percent of the Company’s fixed maturity investment portfolio and the Company expects full recoverability of this debt. The Company holds $2.1 million of fixed maturity investments of an American International Group, Inc. subsidiary.

The Company has evaluated the possible risks associated with its subprime security portfolio and determined that it does not expect any credit issues. Of the Company’s total investments of $18.5 billion as of September 30, 2008, approximately $1.0 billion, or 5.4%, excluding government agency backed securities, are home equity loan asset backed securities with potential exposure to the subprime market. All of these securities are investment grade rated, 95.1% of which have the highest possible rating of AAA. Virtually all of these securities are backed by fixed rate mortgages which will not result in payment shocks or increasing mortgage payments to borrowers. The weighted average credit enhancement level for these securities is 31% (excluding any monoline guarantees) as of September 30, 2008.

Monoline insurers guarantee the timely payment of principal and interest of certain securities. Entities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of September 30, 2008, the fair value of the Company’s total monoline insured asset-backed securities was $1,035 million. At September 30, 2008 and December 31, 2007, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A+ and AAA.

The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets. Furthermore, governments throughout the world are taking steps to provide significant support to financial institutions in their markets and to restore liquidity.

Fair Value Measurement

Total assets and liabilities measured using significant unobservable inputs (Level 3) increased by $354 million since June 30, 2008.  Total Level 3 assets and liabilities at September 30, 2008 were $796 million or 2.8% of total assets and liabilities under FAS No. 157 compared to Level 3 assets of $442 million or 1.4% at June 30, 2008.  The increase is primarily due to a change in pricing source for asset-backed securities backed by prime home improvement loans which are monoline wrapped.   During the current quarter, the Company has concluded that an internal model utilizing asset-backed index spread assumptions vs. credit default swap spread assumptions utilized by the previous pricing source would result in a better measurement of fair value for securities.  The illiquidity in the credit default swap market is driving up the cost of hedging for market participants and driving down the prices of hedgeable assets. Therefore, this cost does not provide appropriate pricing levels for securitized assets based on current market conditions. Utilizing internal models for these securities resulted in a decrease to unrealized losses in the amount of $111 million. The increase in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

Management will be monitoring the markets for trading activity in these securities or for other observable market inputs to utilize in its models.

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

The Company’s portfolio of fixed maturities fluctuates in value based upon interest rates in financial markets and other economic factors. These fluctuations have little bearing on whether or not the investment will be ultimately recoverable. Therefore, the Company considers these declines in value as temporary. At September 30, 2008, the Company’s unrealized losses were $1,041 million compared to $260 million at December 31, 2007. Investments in a loss position for less than twelve months had losses that totaled $239 million, which was an increase of $144 million from December 31, 2007. Investments in a loss position for greater than twelve months had losses that totaled $802 million, which was an increase of $638 million from December 31, 2007. The increase in losses was generally attributable to the widening of spreads during the first nine months of the year, most notably in the mortgage-backed and asset-backed class and the corporate debt class.

The Company holds approximately $6,100 million in various asset-backed, mortgage-backed and collateralized mortgage securities of which $3,555 million are experiencing unrealized losses of approximately $433 million since December 31, 2007 due to the lack of liquidity in this sector. Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.

The Company holds approximately $5,100 million of corporate debt securities of which $3,759 are experiencing unrealized losses of approximately $334 since December 31, 2007 due to lack of liquidity and widening of spreads during the first nine months of the year. Approximately $35 million of the $334 million was related to securities on which there had been a credit rating downgrade since year-end. All of these securities, except one, are rated BBB or above at September 30, 2008.

While the decline in fair value has been increasing and many unrealized losses have existed for longer than 12 months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The Company recorded an other-than-temporary impairment of $34 million on one security backed by Lehman Brothers Holdings Inc. The Company recognized an other-than-temporary impairment of $1.1 million on its holding in a private equity partnership related to its exposure to Washington Mutual, Inc.

Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields.

Securities Lending and Cash Collateral Reinvestment Practices

The Company takes a very conservative approach to its securities lending, repurchase agreement and dollar roll practices. All cash collateral received from such practices is invested in U.S. Government or U.S. Government Agency securities. Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. As of September 30, 2008, the Company had $43 million out on loan, $268 million in repurchase agreements and $328 million in dollar rolls all of which are fully collateralized as described above. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to adopt accounting policies that make a significant variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

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

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and utilizing cash flows from operations. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $513 million and $527 million as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the Company has a $63.3 million receivable from a money market fund redemption that has been delayed until the fund can be liquidated. The Company believes 100% of this receivable is recoverable based on a review of the fund’s holdings; however, the date of liquidation is unknown. This pending redemption has no impact on the liquidity of the Company or its operations. In addition, 98.3% and 98.2% of the bond portfolio carried an investment grade rating at September 30, 2008 and December 31, 2007, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper, however, this is not used to fund daily operations.  The Company had $67 million and $96 million of commercial paper outstanding at September 30, 2008 and December 31, 2007, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either September 30, 2008 or December 31, 2007.

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

(b)

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Title	Page

31.1	Rule 13a-14(a)/15-d14(a) Certification	45
31.2	Rule 13a-14(a)/15-d14(a) Certification	46
32	18 U.S.C. 1350 Certification	47

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/ Glen R. Derback	Date:	November 14, 2008

Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)