Form 10-K
period 2008-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2009-03-30
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

As of June 30, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2009, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

The shares of Lifeco, Power Financial and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2 Business of the Company

The Company offers a wide range of life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States, Puerto Rico, Guam and the United States Virgin Islands. Through its Individual Markets segment, the Company offers various forms of life insurance and annuity products. Through its Retirement Services segment, the Company provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”). The transaction was announced in November 2007. The Company recognized a gain in the amount of $682 million, net of income taxes, upon completion of the transaction. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. The Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial statements of the disposed business activities are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Financial information, including revenues, net income and total assets of the Company’s three operating segments is provided in Note 19 “Segment Information” of the accompanying consolidated financial statements. No customer accounted for 10% or more of the Company’s consolidated revenues during 2008, 2007 or 2006. In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segment’s operations. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

Through December 31, 2007, the Company held an undistributed earnings liability on participating business in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. During the first quarter of 2008, the Company was no longer required to maintain the $208 million liability to meet the obligations under the terms of the agreement so the liability was decreased with a corresponding decrease to policyholder benefits. An income tax provision was recorded on the undistributed earnings when those earnings occurred. Accordingly, there was no income tax provision recorded at the time of the liability release. On January 1, 2008, the Company began recognizing the net earnings on these policies in its Individual Markets segment net income.

On August 1, 2007, the Company announced that it had reached an agreement with Franklin Templeton Investments whereby Franklin Templeton would transition its 401(k) recordkeeping business to the Company. The Company’s subsidiary, FASCore, LLC, has been supporting Franklin Templeton’s recordkeeping business since 2006. Under the new agreement, the Company entered into a direct contractual relationship with each plan sponsor and assumed additional product servicing and custodial responsibilities for approximately 300 plans, representing approximately 60,000 participants. The transaction was completed during the fourth quarter of 2007.

On December 30, 2005, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary of the Company, was licensed as a special purpose financial captive insurance company. Following licensing, an affiliate, The Canada Life Assurance Company (“CLAC”) retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, whereby the excess of U.S. statutory reserves over funds withheld was backed by a letter of credit in the current amount of $919 million. A second letter of credit funds $70 million of capital in GWSC. On July 3, 2007, GWSC and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC.

On August 31, 2003, the Company and CLAC entered into an indemnity reinsurance agreement pursuant to which the Company reinsured 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain United States life, health, and annuity business of CLAC’s United States branch. On June 1, 2007, the Company terminated this reinsurance agreement. The Company recorded, at fair value, the following in its consolidated balance sheet in connection with the termination of the reinsurance agreement (In thousands):

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

The Company recorded the following in its consolidated statement of income in connection with the termination of the reinsurance agreement (In thousands):

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

On December 31, 2006, the Company purchased the full service defined contribution business from U.S. Bank. The results of operations of this business have been included in the Company’s consolidated financial statements since that date. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent approximately 195,000 members and more than $9.0 billion in retirement plan assets. The acquisition includes the retention of relationship managers and sales and client service specialists. The Company purchased $6 million of assets with $71 million cash.  The asset amount consisisted of $77 million of goodwill and intangibles and $6 million in liabilities.

On October 2, 2006, the Company purchased several parts of the full service small and midsized 401(k) as well as certain defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements since that date. The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 280,000 participants in the 401(k) full service segment and increased its distribution capacity. The Company recorded assets and liabilities in the amount of $1.5 billion, including net cash acquired of $1.4 billion. In addition, the Company acquired the rights to provide administrative services and recordkeeping functions for approximately $3.2 billion of participant account values.

1.3 Company Segments

Individual Markets Segment Principal Products

The Company’s Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. Participating policyholders share in the financial results of the participating business in the form of policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies. The Company no longer actively markets participating products. The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets.

Term life insurance provides coverage for a stated period and pays a death benefit only if the insured dies within the period. Whole life insurance provides guaranteed death benefits and level premium payments for the life of the insured. Universal life insurance products include a cash value component that is credited with interest at regular intervals. The Company’s universal life insurance earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims. Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

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

At December 31, 2008 and 2007, the Company had $4.9 billion and $4.7 billion, respectively, of policy reserves on individual insurance products sold to corporations insuring the lives of certain employees, also known as corporate-owned life insurance. Due to legislation that phased out the interest deductions on corporate owned policy loans, leveraged corporate owned product sales have ceased. The Company has shifted its emphasis from corporate owned to the business-owned life insurance (“BOLI”) market.

The primary BOLI products are single premium universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value wrapper. The insurance policies indirectly fund post-retirement benefits for all employees and non-qualified benefit plans for executives. Community banks are the primary purchasers of the universal life product (general account), while regional and community banks typically purchase PPVUL with a stable value wrapper (separate account). Corporations indirectly funding executive benefits purchase the PPVUL product (separate account) which offers an array of equity and bond funds. At December 31, 2008, the Company had $2.0 billion of general account and $3.0 billion of separate account BOLI policy reserves, compared to $2.1 billion of fixed and $2.4 billion of separate account BOLI policy reserves at December 31, 2007.

Distribution relationships for BOLI were expanded significantly during 2008, which contributed to the sales success. In excess of 130 clients were added during the year.

The Company partners with leading retail financial institutions to distribute individual life and annuity products. During 2008, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population. Through institutional partners such as Bank of America, Citibank, U.S. Bank, Regions Bank and Huntington Bank, the Company has in excess of 10,000 individual branch and brokerage sales representatives, as well as direct exposure to on-line banking customers. Making life insurance easy to understand in the retail bank environment is vital to the successful execution of this strategy. Most recently, management’s attention has turned to meeting the insurance related needs of the growing retiree marketplace. During 2008, management focused on distributing wealth transfer solutions to their bank partners’ customers via single premium whole life insurance (“SPWL”). Evidencing the Company’s rapid growth and ability to reach a broad bank customer base, the Company was selected by National City Bank as their wealth transfer partner at the end of 2008. During 2009 and beyond, the Company intends to build on its bank market experience and continue to focus on simplifying insurance to meet the needs of its bank partners and their customers.

The Company also has a distribution partnership with Charles Schwab & Co. (“Schwab”) to market variable annuities. As of December 31, 2008, the Company’s Charles Schwab OneSource and selected variable annuities had in excess of $1 billion in assets. The Company believes its variable annuities are among the top selling annuities at Schwab and are sold in both the institutional markets (“IM”) and retail distribution channels. As a leading (top five) independent financial advisor group, Schwab’s IM distribution channel provides the Company with access to an important retirement market segment. With a continued focus on product simplicity, customer value and product development collaboration, the Company and Schwab are together working on ways to serve this market with valuable accumulation and income products during 2009.

On a limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

See Note 19 to the accompanying consolidated financial statements for certain financial information of the Company’s Individual Markets segment.

Retirement Services Segment Principal Products

Through its Retirement Services segment, the Company provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account. This has been the fastest growing portion of the pension marketplace in recent years. Defined benefit plans are plans where employee benefits are determined by formulas using factors such as salary history and duration of employment.

The marketing focus is directed towards providing full service and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts and corporations. Record-keeping and administrative services for defined contribution plans may also be provided to this target market. Through a subsidiary, FASCore, LLC, the Company is focused on partnering with other large institutions to provide third-party record-keeping and administration services.

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

See Note 19 to the accompanying consolidated financial statements for certain financial information of the Company’s Retirement Services segment.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is distributed through specialized benefit consulting organizations and through financial services organizations such as Great-West Retirement Services. As discussed above, annuity products are also offered through a distribution relationship with Schwab.

The Great-West Retirement Services segment distributes pension products through a subsidiary, GWFS Equities, Inc., as well as through over 400 pension consultants, representatives and service personnel. Record-keeping and administrative services are also marketed through institutional partners.

Competition Within the Individual Markets and Retirement Services Segments

The life insurance, savings and investments marketplace is highly competitive. The Company’s competitors include mutual fund companies, insurance companies, banks, investment advisers and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features and price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company’s ratings strength, see Item 1.6, Ratings.

Life Insurance In-Force and Policy Reserve Liabilities

The amount of fixed annuity products in-force is measured by policy reserves. The following table shows group and individual annuity policy reserves supported by the Company’s general account as well as the annuity balances in Individual Markets and Retirement Services separate accounts for the years indicated:

(In millions) Year Ended December 31,	General Account Annuity Reserves	Retirement Services Separate Accounts	Individual Markets Separate Accounts

2008	$8,598	$10,668	$1,144
2007	8,193	13,760	1,533
2006	8,635	12,724	1,405
2005	7,913	11,272	1,237
2004	7,965	11,152	1,237

At December 31, 2008 and 2007, the Company had $9.4 billion and $9.0 billion, respectively, of policy reserves on individual insurance in its consolidated balance sheets. The following table summarizes individual life insurance in-force prior to reinsurance ceded for the years indicated:

	December 31,

(In millions)	2008	2007	2006	2005	2004

Life insurance in-force	$ 142,177	$ 146,297	$ 138,410	$ 141,282	$ 65,027

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

In both the Individual Markets and Retirement Services segments, reserves for investment-type policies (primarily deferred annuities and 401(k) plans) are established at the contractholder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

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

Other Segment

The Company’s Other segment includes corporate items not directly allocated to any of its other two business segments, interest expense on long-term debt and the activities of GWSC whose sole business is the assumption of a certain block of term life insurance retroceded by CLAC under a December 31, 2005 reinsurance agreement, as amended. These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue and policy duration. Reserves are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows policy reserves and life insurance in-force for the years indicated:

	December 31,

(In millions)	2008	2007	2006	2005

Policy reserves	$321	$277	$221	$167
Life insurance in-force	80,992	85,618	70,281	74,282

See Note 19 to the accompanying consolidated financial statements for certain financial information of the Company’s Other segment.

1.4 Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products. The Company’s principal investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. Total investments at December 31, 2008, were $33.2 billion, comprised of general account investment assets in the amount of $18.1 billion and separate account assets in the amount of $15.1 billion. Total investments at December 31, 2007, were $37.5 billion, comprised of general account investment assets in the amount of $19.4 billion and separate account assets in the amount of $18.1 billion.

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

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines. The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow and income requirements of its liabilities. In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability. Derivative instruments are not used for speculative purposes. For more information on derivatives, see Notes 1 and 7 to the Company’s consolidated financial statements which are included in Item 8, Financial Statements and Supplementary Data.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities. As of both December 31, 2008 and 2007, 98.2% of the Company’s fixed maturity portfolio carried an investment grade rating.

See Item 7.1, Executive Summary, for a discussion of current market conditions and their impact on the Company’s investment operations.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company’s general account as of December 31 for the years indicated. Information is presented at December 31, 2006, 2005 and 2004 as previously disclosed and has not been restated for any reclassifications:

	December 31,

Carrying Value (In millions)	2008	2007	2006	2005	2004

Fixed maturity investments:
U.S. government direct obligations and U.S. agencies	$2,431	$2,734	$3,675	$3,368	$3,154
Obligations of U.S. states and their foreign subdivisions	1,149	1,273	1,318	1,302	1,255
Foreign governments	1	2	14	21	16
Corporate debt securities	5,025	5,324	5,755	5,489	5,423
Mortgage-backed and asset-backed securities	3,367	4,218	4,548	3,587	3,377

Total fixed maturity investments	11,973	13,551	15,310	13,767	13,225

Other investments:
Fixed maturities held for trading	39	23	—	—	—
Mortgage loans on real estate	1,380	1,200	1,338	1,461	1,544
Equity investments available-for-sale	18	30	29	159	295
Policy loans	3,979	3,768	3,798	3,716	3,548
Short-term investments available-for-sale	367	473	961	1,070	709
Limited partnership and limited liability corporation interests	294	327	345	365	342
Other investments	32	11	4	5	—

Total investments	$18,082	$19,383	$21,785	$20,543	$19,663

Cash	$28	$55	$33	$58	$110
Accrued investment income	146	143	160	151	159

The following table summarizes the Company’s general account investment results:

Year Ended December 31,	(In millions) Net Investment Income	Earned Net Investment Income Rate

2008	$1,078	6.16%
2007	1,140	5.98%
2006	1,110	5.81%
2005	1,044	5.82%
2004	1,050	5.37%

1.5 Regulation

Insurance Regulation

The Company and its insurance subsidiaries are licensed to transact life insurance business, accident and health insurance business and annuity business in, and are subject to regulation and supervision by all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

The Company and certain of its subsidiaries are subject to, and comply with, insurance holding company regulations in applicable states. The Company’s insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance, obtain regulatory approval for rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The Colorado Department of Insurance (the “CO DOI”), the Company’s principal insurance regulator, has received this NAIC accreditation.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of the Company’s insurance and securities business.

A discussion of certain regulations the Company is subjected to follows:

•     Insurance Company Regulation - The Company and its insurance subsidiaries are subject to regulation under the insurance company laws of various jurisdictions. The insurance company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance company that is a member of an insurance holding company system (two or more affiliated persons, one or more of which is an insurer) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various state jurisdictions have broad administrative powers with respect to such matters as admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, the type and amounts and valuation of investments permitted. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance companies to their parent companies, as well as on transactions between an insurer and its affiliates. See Note 13 to the accompanying consolidated financial statements for a discussion of the Company’s dividend transactions.

•     Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are admitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company has historically recovered more than half of the guaranty assessments through these offsets. The Company has a prepaid asset associated with guaranty fund assessments in the amounts of $1.5 million and $1.8 million at December 31, 2008 and 2007, respectively.

•     Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2008, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•     Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. As of December 31, 2008, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

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

•     Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, management is not aware of any federal legislative initiatives that, if enacted, would adversely impact the Company’s business, results of operations or financial condition.

•     Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries is subject to regulation by the U.S. Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority. This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and one of its wholly-owned subsidiaries, First Great-West Life & Annuity Insurance Company.

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

1.7 Employees

The Company had approximately 3,000 and 6,600 employees at December 31, 2008 and 2007, respectively. The decline in the number of employees is the result of the sale of substantially all of the Company’s healthcare business as discussed in Note 2 to the accompanying consolidated financial statements.

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

The industry in which the Company operates is highly competitive. The Company’s competitors include insurance companies, mutual fund companies, banks, investment advisers and certain service and professional organizations. Although there has been consolidation in some sectors, no one competitor is dominant. Customer retention is a key factor for continued profitability. Management cannot assure that the Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets. If the Company fails to do so, its business, results of operations and financial condition could be materially and adversely affected. See Item 1.3, Company Segments, for a further discussion of competition.

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

See Item 1.5, Regulation, for a further discussion of regulation.

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

See Item 1.6, Ratings, for the Company’s current credit ratings.

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

See Item 1.3, Company Segments, for a further discussion of reserves.

The Company may be required to accelerate the amortization of deferred acquisition costs or valuation of business acquired, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

Deferred acquisition costs (“DAC”) represent the costs that vary with and are related primarily to the acquisition of new insurance and annuity contracts and is amortized over the expected lives of the contracts. Valuation of business acquired (“VOBA”) represents the present value of future profits associated with acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums. The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk. The part of the risk the Company retains for its own account is known as the retention. Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its full liability to its policyholders. Accordingly, the Company bears credit risk with respect to its reinsurers. Management cannot make assurances that the Company’s reinsurers will pay all of its reinsurance claims, or that they will pay claims on a timely basis. If the Company becomes liable for risks it has ceded to reinsurers or if its reinsurers cease to meet their obligations to the Company, whether because they are in a weakened position as a result of incurred losses or otherwise, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

As related to the Company’s reinsurance facilities, there are no assurances that the Company can maintain its current reinsurance facilities or that it can obtain other reinsurance facilities in adequate amounts and at favorable rates. If the Company is unable to obtain new reinsurance facilities, either its net exposures would increase or, if it is unwilling to bear an increase in net exposures, it would have to reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect on the Company’s business, results of operations and financial position. See Item 1.3, Company Segments, for a further discussion of reinsurance.

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

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year. During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates. Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities. Accordingly, during periods of sustained low interest rates, net income may decline as a result of a decrease in the spread between either the interest rates credited to policyholders or the rates assumed in reserve calculations. Several products are at or approaching their minimum guaranteed credit rate, which could have a negative effect on net income due to spread compression.

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

Global credit, equity and foreign exchange markets continue to experience significant volatility as a result of credit and liquidity concerns relating ultimately to the deterioration in the United States mortgage and housing markets. These concerns have led to the disruption in the normal functioning of credit markets around the world. This marketplace leads to the concerns of credit losses in 2009. The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets. Furthermore, governments throughout the world are taking steps to provide significant support to financial institutions in their markets and to restore liquidity. The Company did not participate in any of these initiatives.

The Company expects fee income to decline in 2009 due to the decline in equity markets and lower average assets.

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

See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for a further discussion of market risk.

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

The Company distributes its life and savings products through a variety of distribution channels, including brokers, independent agents, consultants, retail financial institutions and its own internal sales force. In some areas the Company generates a significant portion of its business through third-party arrangements. Management periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to either party. An interruption in the continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products. The Company must attract and retain productive internal sales representatives to sell its products. If the Company is unsuccessful in attracting and retaining sales representatives with demonstrated abilities, its results of operations and financial condition could be adversely affected.

Item 2.
Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado. The Company owns its corporate office facilities. The Company leases a total of 280,000 square feet of the complex to CIGNA for a variety of time periods. The Company also leases sales offices throughout the United States. Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.
Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.
Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.
Market for Registrant’s Common Equity and Related Stockholder Matters

5.1 Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity. GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares. Dividends paid on the Company’s common stock were $1,772 million, $605 million and $249 million during the years ended December 31, 2008, 2007 and 2006, respectively. Dividends paid during the year ended December 31, 2008 were paid in part using the proceeds from the sale of the Healthcare segment as discussed in Item 1, Business.

Under Colorado law, the Company cannot, without the approval of the Colorado Commissioner of Insurance, pay a dividend if as a result of such payment, the total of that dividend and all dividends paid in the preceding twelve months, would exceed the greater of (i) 10% of the Company’s statutory surplus as regards policyholders as of the preceding year ended December 31; or (ii) the Company’s statutory net gain, not including realized capital gains, for the twelve-month period ending the preceding December 31 not including pro rata distributions of the Company’s own securities.

Item 6.
Selected Financial Data

The following is a summary of selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2008, 2007 and 2006, and at December 31, 2008 and 2007 has been derived in part from the Company’s audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company. The selected consolidated income statement data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data at December 31, 2006, 2005 and 2004 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein. The selected consolidated income statement data for the year ended December 31, 2004 and the selected consolidated balance sheet data at December 31, 2005 and 2004 have not been restated for discontinued operations. The following information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements appearing in Item 8.

	As of and for the Year Ended December 31,

(In millions)	2008	2007	2006	2005	2004

Total revenues	$2,011	$744	$2,024	$2,012	$2,694
Total benefits and expenses	1,470	385	1,768	1,764	2,218

Income from continuing operations	541	359	256	248	476
Provision for income taxes	96	119	72	66	150
Income from discontinued operations [1]	653	179	153	190	—

Net income	$1,098	$419	$337	$372	$326

Dividends declared	$1,772	$605	$249	$221	$163

Investment assets	$18,082	$19,383	$21,785	$20,543	$19,663
Separate account assets	15,122	18,090	16,290	14,456	14,155
Total assets	36,176	40,335	41,526	37,779	37,093
Due to parent and affiliates	534	535	548	241	221
Total stockholder’s equity	609	2,035	2,173	2,062	2,044

1 See Item 1.2, Business of the Company and Note 2 to the accompanying consolidated financial statements for a discussion of the Company’s discontinued operations.

The accompanying 2007 consolidated balance sheet and 2006 and 2007 consolidated statements of stockholder’s equity have been restated as a result of a previous misstatement of deferred income taxes. As a result of the completion of the Company’s analysis of its deferred tax accounts, an increase of $44 million was recorded to total assets for 2007 and total stockholder’s equity for 2006 and 2007 in the table above. See Notes 1 and 18 to the accompanying consolidated financial statements for further discussion.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as “expected,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company’s activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors. Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2008 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

7.1 Executive Summary

The Company and its subsidiaries are providers of insurance and other financial service products to a large spectrum of individual, corporate, institutional and governmental customers. The Company offers life insurance and annuities to individuals, while corporations and other institutions are offered retirement and savings products and services.

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”). The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

The third and fourth quarters of 2008 were marked by continued turmoil in the financial markets in the United States and around the world. While the Company has conservative investment policies and practices, the significant deterioration in the capital markets impacted the financial results during the second half of 2008.

During the year ended December 31, 2008, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $88 million. This included a $36 million impairment loss during the last half of 2008 in connection with the bankruptcy of Lehman Brothers Holdings Inc. and a $25 million impairment in the fourth quarter of 2008 in relation to securities backed by General Motors Corporation. Current market conditions have also contributed to lower market values for the Company’s fixed maturity and equity investments. The Company has recorded an increase in gross unrealized losses of $1,311 million during the year ended December 31, 2008. See Notes 7 and 8 to the accompanying consolidated financial statements for a discussion of these and other investment losses.

The Company performed its regular impairment review of goodwill balances specifically with attention to the deterioration in the capital markets. No impairment indicators were noted and accordingly, no impairment charges were recorded.

The deterioration in the credit markets has not had a significant impact on the Company’s sources of liquidity. Generally, the Company has met its operating requirements by maintaining appropriate liquidity in its investment portfolio and utilizing cash flows from operations. The Company’s credit rating has remained stable. See section 1.6 for the Company’s current ratings. If necessary, the Company has continued access to a $50 million line of credit which currently has no amounts outstanding.

The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets. Furthermore, governments throughout the world are taking steps to provide significant support to financial institutions in their markets and to restore liquidity. The Company did not participate in any of these initiatives.

The Company’s fee income is lower by $34 million, or 7.3%, for the year ended December 31, 2008 when compared to 2007, mainly as a result of lower variable fee income due to the weak performance of the U.S. equities market. The S&P 500 Index declined by 38% during the year ended December 31, 2008. The average index level declined by 17% during 2008 compared to 2007.

	Year Ended December 31,

S&P 500 Index	2008	2007

Index close	903	1,468
Index average	1,220	1,477

Continued market declines in 2009 could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

Strong sales and strategic partnerships led the way to another year of growth for both the Individual Markets and Retirement Services segments during 2008.

During 2008, the Individual Markets segment focused on strengthening relationships with key distributors which translated into substantial sales growth. New relationships developed in 2008 should contribute to continued sales growth in 2009.

The Retirement Services segment expanded distribution in 2008 by adding new advisor and brokerage relationships as well as new national distribution channels. The combined sales force, including wholesalers, relationship managers and client service specialists, now includes 436 individuals who are fully dedicated to expanding the retirement block of business along with providing excellent customer service.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments. Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown. Many of these policies, estimates and related judgments are common in the insurance and financial services industries. The Company believes that its most critical accounting estimates include the following:

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

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at their estimated fair value with the related net unrealized gains or losses, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income in the stockholder’s equity section in its consolidated balance sheets.

The fair values for public fixed maturity and equity securities are based upon quoted market prices or estimates from independent pricing services or internal pricing models. However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated. To determine estimated fair value for these instruments, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

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

Mortgage loans, which comprise 7.6% and 6.2% of the Company’s investments at December 31, 2008 and 2007, respectively, are carried at their unpaid principal balances, net of allowances for credit losses. The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective. Management’s periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. In determining the ultimate adequacy of the allowance for mortgage loans, greater consideration is given to the individual mortgage characteristics and related collateral.

See Notes 7 and 8 to the accompanying consolidated financial statements for more information regarding the Company’s invested assets and their fair values.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Valuation and accounting for derivative instruments

The Company enters into limited derivative transactions which include the use of interest rate swaps, foreign currency exchange contracts and exchange-traded United States government treasury futures. The Company uses these derivative instruments to manage various risks, including interest rate and foreign exchange risk associated with its invested assets. Derivative instruments are not used for speculative reasons.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is generally limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred.

The fair value of derivatives is determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Essential to the analysis of fair value is the risk of counterparty default. Counterparty credit risk was evaluated and considered immaterial to the valuation of derivatives at December 31, 2008. Values can also be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity.

The accounting for derivative instruments is complex. The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges and (iii) derivatives not qualifying for hedge accounting.

•          Fair value hedges – Interest rate futures are used to hedge the risk of the change in the fair value of certain fixed rate maturity investments. Changes in the fair value of a derivative instrument that has been designated as a fair value hedge are recorded in current period earnings.

•          Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Foreign currency exchange contracts are used to hedge the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars. Interest rate futures are used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date. The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income on the consolidated balance sheet and is reclassified to earnings when the cash flow of the hedged item impacts earnings. The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

•          Derivatives not qualifying for hedge accounting - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses exchange-traded United States government treasury futures contracts. A change in the fair value of a derivative instrument that does not qualify for hedge accounting treatment is recognized in net investment income in the period of the change and may result in significant volatility.

See Note 7 to the accompanying consolidated financial statements for more information regarding the Company’s derivative instruments.

Policy and contract reserves and claims

•          Policy and contract reserves - The Company establishes liabilities for amounts payable under insurance policies and annuity contracts. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

•          Policy and contract claims - Policy and contract liabilities for unpaid claims and claim expenses for life and health policies represent the amount estimated for claims that have been reported but not yet settled and claims incurred but not yet reported. Liabilities for unpaid claims are valued in accordance with the terms of the related policies and contracts. Liabilities for claims incurred but not yet reported are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. The effects of changes in estimated liabilities are included in the results of operations in the period in which the changes occur.

•          Reinsurance reserves - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Policy reserves ceded to other insurance companies are presented as reinsurance receivables in the Company’s consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults.

See Notes 1 and 9 to the accompanying consolidated financial statements for more information regarding the Company’s policy and contract reserves.

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

See Note 10 to the accompanying consolidated financial statements for more information regarding the Company’s recorded DAC and VOBA.

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

See Note 11 to the accompanying consolidated financial statements for more information regarding the Company’s recorded goodwill.

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

See Note 17 to the accompanying consolidated financial statements for more information regarding the Company’s employee benefit plans.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business. During the current year, the Company executed closing agreements with the Internal Revenue Service (the “IRS”) for all federal examinations on tax years 2004 and prior. The Company has been notified by the IRS that they will soon begin an examination; however the specific companies and tax years to be audited have not been determined.

See Note 18 to the accompanying consolidated financial statements for more information regarding taxes on income.

7.3 Company Results of Operations

Some of the more significant transactions impacting the Company’s results of operations are:

During the first quarter of 2008, undistributed earnings on participating business decreased by $208 million with a corresponding decrease to policyholder benefits in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain the liability to meet its obligations under the terms of the agreement. An income tax provision was recorded on the undistributed earnings when those earnings occurred. Accordingly, there was no income tax provision recorded at the time of the liability release. On January 1, 2008, the Company began recognizing the net earnings on these policies in its Individual Markets segment net income.

On June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis. See Note 6 to the accompanying consolidated financial statements for further information regarding this transaction.

The Retirement Services segment closed on two separate agreements to acquire certain 401(k) business in the fourth quarter of 2006. The first of these agreements closed on October 2, 2006. The agreement was a 100% reinsurance transaction to acquire several parts of the full service small and midsized 401(k) as well as some defined benefit plan business from MetLife. The second agreement, which closed on December 29, 2006, acquired the full-service defined contribution business from U.S. Bank. The combination of the two agreements resulted in the addition of nearly 4,300 plans and 440,000 participant accounts with participant account values in excess of $16.7 billion. See Note 3 to the accompanying consolidated financial statements for further information regarding these transactions.

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”). The Company recognized a gain in the amount of $682 million, net of income taxes, upon completion of the transaction. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 2 to the accompanying consolidated financial statements for further information regarding this transaction.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Company for the years ended December 31, 2008 and 2007:

	Year Ended December 31,

Income Statement Data (In millions)	2008	2007

Premium income	$525	($857)
Fee income	429	463
Net investment income	1,079	1,140
Net realized investment losses	(22)	(2)

Total revenues	2,011	744

Policyholder benefits	948	(225)
Operating expenses	522	610

Total benefits and expenses	1,470	385

Income from continuing operations before income taxes	541	359
Income tax expense	96	119

Income from continuing operations	445	240
Income from discontinued operations	653	179

Net income	$1,098	$419

Income from Continuing Operations

The Company’s consolidated income from continuing operations increased by $205 million, or 85.4%, to $445 million during the year ended December 31, 2008 from $240 million during 2007. The increase in income from continuing operations is primarily related to a $208 million gain as a result of the aforementioned release of the liability associated with certain participating policies and a $98 million ($64 million net of income taxes) reserve release on these policies. This increase is partially offset by a $20 million ($12 million net of policyholder related amounts and income taxes) increase in net realized investment losses and poor mortality results.

Excluding the one-time recording of negative premium revenue in the amount of $1,387 million during the year ended December 31, 2007 resulting from the termination of the CLAC reinsurance agreement, premium revenues decreased by $5 million, or less than 1.0%, to $525 million during the year ended December 31, 2008 from $530 million in 2007. This decrease is primarily the result of a $20 million decrease in Other segment due to the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina, a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 6 to the consolidated financial statements. This decrease is partially offset by an $18 million premium increase in the Individual Markets segment primarily through improved sales of the single premium whole life product.

Fee income decreased by $34 million, or 7.3%, to $429 million during the year ended December 31, 2008 from $463 million in 2007. The decrease is attributable to lower variable fee income in both the Individual Markets and Retirement Services segments due to the weakness of the U.S. equity markets, $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement and one time fees on the BOLI block of business in 2007 due to surrender activity.

Excluding the one-time recording of $59 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $2 million, or less than 1.0%, to $1,079 million during the year ended December 31, 2008 from $1,081 million in 2007. The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement offset by higher policy loan interest income and an increase in the earned net investment income rate.

Net realized losses on investments increased by $20 million to $22 million during the year ended December 31, 2008 from a loss of $2 million in 2007. The loss during the year ended December 31, 2008 is due to $87 million of write-downs including $36 million on a fixed maturity security backed by Lehman Brothers Holdings Inc. and $25 million on securities backed by General Motors Corporation. These write-downs are partially offset by $65 million of net realized gains on the sale of investments.

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments. Excluding the one time recording of a decrease in policy reserves of $1,453 million resulting from the termination of the CLAC reinsurance agreement during 2007 policyholder benefits decreased by $280 million, or 22.8%, to $948 million during the year ended December 31, 2008 from $1,228 million in 2007. The decrease is primarily related to the aforementioned $208 million gain as a result of the release of the liability associated with certain participating policies and a $98 million reserve release on those policies during 2008.

Operating expenses include general and administrative expenses, commissions, premium taxes, interest on long-term debt and amortization of deferred acquisition costs and value of business acquired. Total operating expenses decreased by $88 million, or 14.4%, to $522 million during the year ended December 31, 2008 from $610 million in 2007. The decrease is attributable to $92 million of expenses associated with the termination of the CLAC reinsurance agreement.

Although income from continuing operations before income taxes increased by $182 million during the year ended December 31, 2008 when compared to 2007, income tax expense decreased. This decrease is primarily because the income tax provision on the aforementioned $208 million gain resulting from the release of the liability associated with certain participating policies was recorded in previous years, as discussed in Note 4 to the consolidated financial statements.

Income From Discontinued Operations

Income from discontinued operations increased by $474 million to $653 million during the year ended December 31, 2008 from $179 million during 2007. As aforementioned, the Company sold substantially all of its healthcare insurance business on April 1, 2008 resulting in a gain in the amount of $1,090 million ($682 million net of income taxes) upon completion of the transaction. Income from discontinued operations for the year ended December 31, 2008, includes charges in the amount of $101 million ($64 million net of income taxes) which represents costs associated with the sale. The healthcare insurance business comprised substantially all of the Company’s discontinued operations. The Company ceased recording operating activity from its discontinued operations on April 1, 2008.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Company for the years ended December 31, 2007 and 2006:

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	($857)	$582
Fee income	463	341
Net realized investment gains on investments	1,140	1,110
Net realized losses on investments	(2)	(9)

Total revenues	744	2,024

Policyholder benefits	(225)	1,321
Operating expenses	610	447

Total benefits and expenses	385	1,768

Income from continuing operations before income taxes	359	256
Income tax expense	119	72

Income from continuing operations	240	184
Income from discontinued operations	179	153

Net income	$419	$337

The Company’s income from continuing operations increased by $56 million, or 30.4%, to $240 million during the year ended December 31, 2007 from $184 million during 2006. The increase is primarily due to a $22 million gain recognized upon the termination of the CLAC reinsurance agreement and a $24 million increase in Retirement Services due to higher fee income as a result of the addition to assets under management resulting from the acquisitions of the MetLife 401(k) business and the U.S. Bank block of business.

Excluding the one time recording of negative premium revenue in the amount of $1,387 million during the year ended December 31, 2007 resulting from the termination of the CLAC reinsurance agreement, premium revenues decreased by $52 million, or 8.9%, to $530 million during the year ended December 31, 2007 from $582 million in 2006. The decrease in premium revenue is primarily due to the absence of premiums for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Fee income increased by $122 million, or 35.7%, to $463 million during the year ended December 31, 2007 from $341 million in 2006. The increase is attributable to the addition of participant accounts and related account balances from the acquired blocks of business from MetLife and U.S. Bank in late 2006 and improvements in the United States equity markets during 2007.

Excluding the one time recording of a decrease in policyholder benefits of $1,453 million resulting from the termination of the CLAC reinsurance agreement, policyholder benefits decreased by $93 million, or 7.0%, to $1,228 million during the year ended December 31, 2007 from $1,321 million in 2006. The decrease is primarily due to the absence of the reinsured life, health and annuity business in the Individual Markets segment for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Operating expenses increased by $163 million, or 36.5%, to $610 million during the year ended December 31, 2007 from $447 million in 2006. The increase is attributable to $62 million of amortization of deferred acquisition cost associated with the termination of the CLAC reinsurance agreement, a $58 million increase in 401(k) business primarily from administrative costs and commissions associated with the MetLife 401(k) and U.S. Bank acquisitions and $9 million higher interest expense associated with the issuance of the $333 million surplus note in mid 2006.

Income tax expense increased by $47 million, or 65.3%, during the year ended December 31, 2007 from $72 million during 2006. This increase was primarily due to the 39.7% increase in the Company’s pretax income and the increase in the Company’s 2007 effective tax rate, from 28.2% during 2006 to 33.1% during 2007, as a result of lower tax credits and a reduction in tax contingencies during 2006 that did not reoccur in 2007.

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

7.4 Individual Markets Segment Results of Operations

As more fully described in Note 6 to the accompanying consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which the Company had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,

Income Statement Data (In millions)	2008	2007

Premium income	$378	($1,027)
Fee income	56	69
Net investment income	692	759
Net realized investment losses	(12)	(8)

Total revenues	1,114	(207)

Policyholder benefits	890	(578)
Operating expenses	109	191

Total benefits and expenses	999	(387)

Income before income taxes	115	180
Income tax expense	36	60

Income from continuing operations	$79	$120

The following is a summary of the Individual Markets segment policies and participant accounts at December 31, 2008 and 2007:

	December 31,

(In thousands)	2008	2007

Participant Accounts	401	424

The Individual Markets segment income from continuing operations decreased by $41 million, or 34.2%, to $79 million during the year ended December 31, 2008 from $120 million during 2007. The decrease is primarily related to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and $10 million of net income associated with the CLAC reinsurance activity during 2007 that is absent in 2008.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement during 2007, total premiums increased by $18 million, or 5.0%, to $378 million during the year ended December 31, 2008 from $360 million during 2007. The increase is primarily attributable to higher premiums in 2008 from improved sales, primarily of the single premium whole life product marketed through banks. This increase is partially offset by $59 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement.

Fee income decreased by $13 million, or 18.8%, to $56 million during the year ended December 31, 2008 from $69 million in 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008, one time gains on the business owned life insurance block of business in 2007 due to surrender activity and $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income decreased by $67 million, or 8.8%, to $692 million during the year ended December 31, 2008 from $759 million in 2007. The decrease is primarily due to $58 million of net investment income recorded in connection with the 2007 termination of the reinsurance agreement with CLAC and $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement. These decreases are partially offset by higher policy loan interest income.

Net realized losses on investments increased by $4 million to a loss of $12 million during the year ended December 31, 2008 when compared to a loss of $8 million during 2007. The loss during the year ended December 31, 2008 is due to $49 million of write-downs primarily on a fixed maturity security backed by Lehman Brothers Holdings Inc. and on securities backed by General Motors Corporation. These write-downs are partially offset by $37 million of net realized gains on the sale of investments.

Excluding the one time recording of a negative benefits and expenses of $1,382 million resulting from the termination of the CLAC reinsurance agreement during 2007, total benefits and expenses increased by $4 million, or less than 1% to $999 million during the year ended December 31, 2008 when compared to 2007. The increase is primarily due to an increase in policy reserves due to increased sales of guaranteed products and increases in interest paid or credited to contractholders due to larger account balances. These increases are offset by $96 million of benefits and expenses in 2007 that were absent in 2008 as a result of the termination of the CLAC reinsurance agreement.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	($1,027)	$447
Fee income	69	42
Net investment income	759	766
Net realized losses on investments	(8)	(3)

Total revenues	(207)	1,252

Policyholder benefits	(578)	1,011
Operating expenses	191	101

Total benefits and expenses	(387)	1,112

Income before income taxes	180	140
Income tax expense	60	48

Income from continuing operations	$120	$92

The following is a summary of the Individual Markets segment participant accounts at December 31, 2007 and 2006:

	December 31,

(In thousands)	2007	2006

Policy and Participant Accounts	424	441

The Individual Markets segment income from continuing operations increased by $28 million, or 30.4%, to $120 million during the year ended December 31, 2007 from $92 million during 2006. The increase in net income is primarily due to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and increased fee revenues.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement, total premiums decreased by $87 million, or 19.5%, to $360 million during the year ended December 31, 2007 from $447 million during 2006. The decrease is primarily due to the absence of the reinsured life, health and annuity business for the majority of 2007 due to the termination of the CLAC reinsurance agreement.

Fee income increased by $27 million, or 64.3%, to $69 million during the year ended December 31, 2007 from $42 million in 2006. The increase is due to higher participant account values primarily due to increased sales of the BOLI separate account product and individual annuity separate account product and one time gains on the BOLI business in 2007 due to surrender activity.

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

Outlook

During 2009, the Individual Markets segment intends to continue its focus on providing excellent customer service and diversity of product offerings and distribution channels.

During 2008, the Individual Markets segment continued to strengthen its relationships with key distributors which have translated into substantial sales growth. In excess of 130 new BOLI clients were added during 2008. New relationships developed in 2008 should contribute to continued sales growth in 2009. With a continued emphasis on product simplicity, customer value and product development collaboration, the Company and Schwab are together working on ways to serve the annuity markets with accumulation and income products in 2009.

In the Individual Markets segment, the Company anticipates that variable fee income will be lower in 2009 due to depressed market levels which will lower average customer asset balances upon which fee income is based when compared to 2008.

7.5 Retirement Services Segment Results of Operations

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,

Income Statement Data (In millions)	2008	2007

Premium income	$2	$5
Fee income	368	389
Net investment income	352	351
Net realized investment gains (losses)	(10)	5

Total revenues	712	750

Policyholder benefits	230	225
Operating expenses	324	339

Total benefits and expenses	554	564

Income before income taxes	158	186
Income tax expense	41	58

Income from continuing operations	$117	$128

The following is a summary of the Retirement Services segment participant accounts at December 31, 2008 and 2007:

	December 31,

(In thousands)	2008	2007

Participant Accounts	3,739	3,520

The Retirement Services segment income from continuing operations decreased by $11 million, or 8.6%, to $117 million during the year ended December 31, 2008 from $128 million during 2007. The decrease was primarily due to a decrease in fee income and a decrease in net realized investment gains (losses).

Fee income decreased by $21 million, or 5.4%, to $368 million during the year ended December 31, 2008 from $389 million during 2007. The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008. Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net realized gains (losses) on investments decreased by $15 million to a loss of $10 million during the year ended December 31, 2008 when compared to a gain of $5 million during 2007. The loss during the year ended December 31, 2008 is due to $35 million of write-downs primarily on a fixed maturity security backed by Lehman Brothers Holdings Inc. and on securities backed by General Motors Corporation. These write-downs are partially offset by $25 million of net realized gains on the sale of investments.

Policyholder benefits remained stable, increasing by $5 million, or 2.2%, to $230 million during the year ended December 31, 2008 when compared to 2007.

Operating expenses decreased by $15 million, or 4.4%, to $324 million for the year ended December 31, 2008 when compared to 2007. The decrease is primarily due to expenses incurred in 2007 related to the acquisition of business from the Metropolitan Life Insurance Company (“MetLife”) and cost saving measures taken in 2008.

Retirement participant accounts, including third-party administration and institutional accounts, increased by 219 thousand or 6.2% to 3,739 thousand at December 31, 2008 from 3,520 thousand at December 31, 2007 primarily as the result of acquiring the Commonwealth of Massachusetts deferred compensation plan reflecting 254 thousand accounts during the current year.

The following table provides information for the Retirement Services’ participant account values at December 31, 2008 and 2007:

	Year Ended December 31,

(In millions)	2008	2007

General Account - Fixed Options:
Public / Non-profit	$3,302	$3,342
401(k)	3,269	2,656

	$6,571	$5,998

Separate Accounts - Variable Options:
Public / Non-profit	$5,639	$6,457
401(k)	4,651	6,920

	$10,290	$13,377

Unaffiliated Retail:
Investment Options and Administrative
Services Only:
Public / Non-profit	$36,829	$46,319
401(k)	14,639	22,386
Institutional	23,603	27,509

	$75,071	$96,214

Account values invested in the general account fixed investment options have increased by $573 million, or 9.6% at December 31, 2008 compared to December 31, 2007 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have decreased by $3,087 million, or 23.1% at December 31, 2008 compared to December 31, 2007. The decrease is primarily due to the decrease in the U.S. equity markets and participant redemptions.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased by $21.1 billion, or 22.0% at December 31, 2008 compared to December 31, 2007. The decrease is primarily attributable to the decrease in the U.S. equity markets partially offset by a large deposit of $4.4 billion from the Commonwealth of Massachusetts deferred compensation plan.

Year ended December 31, 2007 compared with the year ended December 31, 2006

As more fully described in Note 3 to the accompanying consolidated financial statements, the Retirement Services segment closed on two separate agreements to acquire certain 401(k) business in the fourth quarter of 2006. The first of these agreements closed on October 2, 2006. The agreement was a 100% reinsurance transaction to acquire several parts of the full service small and midsized 401(k) as well as some defined benefit plan business from MetLife. The second agreement, which closed on December 29, 2006, acquired the full-service defined contribution business from U.S. Bank. The combination of the two agreements resulted in the addition of nearly 4,300 plans and 440,000 participant accounts with participant account values in excess of $16.7 billion.

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	$5	$10
Fee income	389	293
Net investment income	351	304
Net realized investment gains	5	(4)

Total revenues	750	603

Policyholder benefits	225	195
Operating expenses	339	274

Total benefits and expenses	564	469

Income before income taxes	186	134
Income tax expense	58	30

Income from continuing operations	$128	$104

The following is a summary of the Retirement Services segment participant accounts at December 31, 2007 and 2006:

	December 31,

(In thousands)	2007	2006

Policy and Participant Accounts	3,520	3,414

The Retirement Services segment income from continuing operations increased by $24 million, or 23.1%, to $128 million during the year ended December 31, 2007 from $104 million during 2006. The increase in the Retirement Services segment’s net income was primarily attributed to the net income from the MetLife and U.S. Bank acquisitions which were acquired during the fourth quarter of 2006.

Fee income increased by $96 million, or 32.7%, to $389 million during the year ended December 31, 2007 from $293 million during 2006. The increase is primarily related to increased participant accounts and increased participant balances from the acquired blocks of business and improvements in the United States equity markets.

Net investment income increased by $47 million, or 15.4%, to $351 million during the year ended December 31, 2007 from $304 million in 2006. This increase is primarily due to increased invested assets related to the MetLife acquisition in October 2006.

Net realized gains (losses) on investments increased by $9 million to a gain of $5 million during the year ended December 31, 2006 when compared to a loss of $4 million during 2006. The increase is primarily attributable to gains on repurchase agreement financing transactions.

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

Outlook

The Retirement Services segment intends to continue its reinvestment in infrastructure through technology, service and product enhancements while also maintaining a solid internal control foundation.

The Retirement Services segment will continue to focus on developing and expanding new distribution channels in 2009 ensuring that through its successful partnerships with other distributors, it will create a solid base for future growth. In addition, the Retirement Services segment plans on introducing new and innovative products to retirement plan customers in the accumulation and distribution phase in the last half of 2009.

In the Retirement Services segment, the Company anticipates that variable fee income will be lower in 2009 due to depressed market levels which will lower average customer asset balances upon which fee income is based when compared to 2008.

7.6 Other Segment Results of Operations

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,

Income Statement Data (In millions)	2008	2007

Premium income	$145	$165
Fee income	5	5
Net investment income	35	30
Net realized investment gains	—	1

Total revenues	185	201

Policyholder benefits	(172)	128
Operating expenses	89	80

Total benefits and expenses	(83)	208

Income before income taxes	268	(7)
Income tax expense	19	1

Income from continuing operations	$249	($8)

The results of operations of the Company’s Other segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC. Income from continuing operations increased by $257 million to $249 million during the year ended December 31, 2008 compared to a net loss of $8 million during 2007. The increase in net income is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies and a $98 million ($64 million net of income taxes) reserve release on these policies.

Premium income decreased by $20 million, or 12.1% during the year ended December 31, 2008 compared to 2007. The decrease is due to the one-time return premium income recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment partially offset by an increase in reinsurance activity as the result of the amendment.

Policyholder benefits decreased by $300 million during the year ended December 31, 2008 compared to 2007. The decrease is due the aforementioned $208 million release of the liability associated with certain participating policies, the $98 million adjustment to the reserves of these policies and the one-time increase in reserves recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment. These decreases are partially offset by an increase in reinsurance activity as the result of the amendment.

Operating expenses increased by $9 million, or 11.3% during the year ended December 31, 2008 compared to 2007. The increase is mainly due to an adjustment to cumulative deferred policy acquisition cost amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare segment.

Although income from continuing operations before income taxes increased by $257 million during the year ended December 31, 2008 when compared to 2007, income tax expense did not increase proportionately because the income tax provision on the aforementioned $208 million gain resulting from the release of the liability associated with certain participating policies was recorded in previous years.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2007 and 2006:

	Year Ended December 31,

Income Statement Data (In millions)	2007	2006

Premium income	$165	$125
Fee income	5	5
Net investment income	30	40
Net realized gains (losses) on investments	1	(1)

Total revenues	201	169

Policyholder benefits	128	115
Operating expenses	80	72

Total benefits and expenses	208	187

Income before income taxes	(7)	(18)
Income tax expense	1	(6)

Net loss	($8)	($12)

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

7.7 Investment Operations

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. The Company’s portfolio composition is conservative with 84.4% of general account assets in cash, short-term investments, policy loans and fixed maturity and mortgage investments.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at December 31, 2008 and 2007 follows:

	December 31,

(In millions)	2008		2007

Fixed maturities, available-for-sale	$11,973	66.2%	$13,551	69.9%
Fixed maturities, held for trading	39	0.2%	23	0.1%
Mortgage loans on real estate	1,380	7.6%	1,200	6.2%
Equity investments, available-for-sale	18	0.1%	30	0.2%
Policy loans	3,979	22.0%	3,768	19.4%
Short-term investments, available-for-sale	367	2.1%	473	2.4%
Limited partnership and limited liability corporation interests	294	1.6%	327	1.7%
Other investments	32	0.2%	11	0.1%

Total investment assets	$18,082	100.0%	$19,383	100.0%

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

The distribution of the Company’s fixed maturity portfolio by credit rating at December 31, 2008 and 2007 is summarized as follows:

	December 31,

Credit rating	2008	2007

AAA	50.1%	59.5%
AA	9.4%	7.9%
A	20.3%	14.3%
BBB	18.4%	16.5%
BB and below (Non-investment grade)	1.8%	1.8%

Total	100.0%	100.0%

The change in the percentage of assets rated AAA was primarily related to a decrease in credit rating and dispositions during the year. The majority of the decrease in credit rating was related to assets in the mortgage-backed and asset-backed securities class. The increase in the percentage of assets rated A was primarily related to purchases of assets since the beginning of the year.

At December 31, 2008, the Company had one bond in default with a carrying value in the amount of $4 million (0.03% of the total fixed maturity investment portfolio), compared to 13 bonds with carrying values in the amount of $11 million (0.1% of the total fixed maturity investment portfolio) at December 31, 2007.

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

	December 31,

Corporate sector	2008	2007

Utility	11.9%	9.9%
Finance	8.8%	9.4%
Consumer	6.6%	6.2%
Natural resources	4.4%	4.4%
Transportation	2.8%	3.0%
Other	7.3%	6.2%

The Company recorded a $36 million write-down on a fixed maturity security backed by Lehman Brothers Holdings Inc. and a $25 million write-down on securities backed by General Motors Corporation. (See Note 7 to the accompanying consolidated financial statements).

The Company holds approximately $56 million in direct debt of the Federal Home Loan Mortgage Corporation, which is less than 1 percent of its fixed maturity investment portfolio and the Company expects full recoverability of this debt. The Company does not hold any direct debt of the Federal National Mortgage Association. The Company holds $5 million of fixed maturity investments of an American International Group, Inc. subsidiary and does not consider this investment to be other than temporarily impaired.

Monoline insurers guarantee the timely payment of principal and interest of certain securities. Entities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of December 31, 2008, the fair value of the Company’s total monoline insured asset-backed securities was $1,005 million. At December 31, 2008 and 2007, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A and AAA, respectively.

Of the Company’s total investments of $18.1 billion as of December 31, 2008, approximately $873 million, or 4.8%, excluding government agency backed securities, are home equity loan asset-backed securities with potential exposure to the subprime market. All of these securities are investment grade rated, 95% of which have the highest possible rating of AAA. The weighted average credit enhancement level for these securities is 31.1% (excluding any monoline guarantees) as of December 31, 2008.

Fair Value Measurement and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

The Company adopted SFAS 157 on January 1, 2008. Total assets and liabilities measured using significant unobservable inputs (Level 3) increased by $281 million from January 1, 2008. Total Level 3 assets and liabilities at December 31, 2008 were $799 million or 2.2% of total assets and liabilities under SFAS No. 157 compared to Level 3 assets of $518 million or 1.2% at January 1, 2008. The increase is primarily due to a change in pricing source for asset-backed securities backed by prime home improvement loans which are monoline wrapped. During the third quarter of 2008, the Company determined that the use of internal models utilizing asset-backed index spread assumptions instead of an external source that used credit default swap spread assumptions, was a better measurement of fair value for these securities due to current market conditions. Utilizing internal models for these securities resulted in a decrease to unrealized losses in the amount of $112 million. The increase in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

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

The following tables summarize the fair values and gross unrealized losses on fixed maturity investments, where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2008 and 2007:

(Dollars in thousands) December 31, 2008	Number of Securities	Estimated Fair Value	Unrealized Loss

Six months or less	309	$1,324,517	$602,736
Six to twelve months	99	495,713	373,329
More than twelve months	30	49,029	52,547

Total	438	$1,869,259	$1,028,612

(Dollars in thousands) December 31, 2007	Number of Securities	Estimated Fair Value	Unrealized Loss

Six months or less	11	$74	$22
Six to twelve months	1	—	—
More than twelve months	3	10	28

Total	15	$84	$50

For the year ended December 31, 2008, the unrealized losses generally reflect market illiquidity and widening of spreads during the year.

While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are in the mortgage-backed and asset-backed security class as well as the corporate debt class. The Company holds approximately $5,678 million in various mortgage-backed and asset-backed collateralized mortgage securities of which $3,182 million are experiencing unrealized losses of approximately $913 million at December 31, 2008. Included in this amount is $663 million which has declined and remained below amortized cost by 20% or more; this is included in the table above. Of the $913 million in unrealized losses, approximately $334 million is related to securities on which there had been a credit rating downgrade during the year. Of the $334 million, $291 million are rated BBB or above at December 31, 2008. Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.

The Company holds approximately $5,026 million of corporate debt securities of which $3,827 million are experiencing unrealized losses of approximately $616 million at December 31, 2008. Included in this amount is $364 million which has declined and remained below amortized cost by 20% or more; this is included in the table above. Approximately $83 million of the $616 million was related to securities on which there had been a credit rating downgrade during the year. Of the $83 million, $54 million are rated BBB or above at December 31, 2008.

While the decline in fair value has been increasing and many unrealized losses have now existed for longer than 12 months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amounts of $88 million and $35 million, respectively. The write-downs during the year ended December 31, 2008 were largely related to a security in the financial services industry backed by Lehman Brothers Holdings Inc. and securities in the automobile industry backed by General Motors Corporation. The write-downs during the year ended December 31, 2007 generally related to assets the Company no longer had the intent to hold until recovery due to the termination of the CLAC reinsurance agreement and assets associated with repurchase agreement financing transactions.

See Note 7 to the accompanying consolidated financial statements for a further discussion of impaired fixed maturity investments.

Securities Lending and Cash Collateral Reinvestment Practices

The Company takes a very conservative approach to its securities lending, repurchase agreement and dollar roll practices. All cash collateral received from such practices is invested in U.S. Government or U.S. Government Agency securities. Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. As of December 31, 2008, the Company had $41 million out on loan, $180 million in repurchase agreements and $202 million in dollar rolls, all of which are fully collateralized as described above. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans

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

The average balance of impaired loans decreased to zero during the year ended December 31, 2008 compared to $6 million during the year ended December 31, 2007. There were no properties acquired through foreclosure during 2008 or 2007. The low levels of problematic mortgage loans relative to the Company’s overall financial position are due to its active loan management program.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure. At December 31, 2008 and 2007, the Company’s mortgage loan portfolio included $0 and $6 million, respectively, of non-impaired restructured loans. The Company anticipates moderate but diciplined participation in the real estate market during 2009.

See Note 7 to the accompanying consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate. The Company anticipates limited participation in equity markets during 2009.

See Note 7 to the accompanying consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

The Company uses certain derivatives, such as futures and swaps, for purposes of hedging interest rate and foreign currency exchange risks. These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging, these instruments typically reduce risk. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures and considers counterparty credit risk in the valuation of its derivative positions. The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed. Notes 1 and 7 to the consolidated financial statements contain a discussion of the Company’s derivative position.

7.8	Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales. Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals and general expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals. A primary liquidity concern regarding investment activity is the risks of defaults and market volatilities. In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments. Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio. Net cash flows from operations were $333 million and $509 million, including the cash flows of the discontinued operations, for the years ended December 31, 2008 and 2007, respectively. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $395 million and $527 million as of December 31, 2008 and 2007, respectively. In addition, at December 31, 2008 and 2007, 98.2% of the bond portfolio carried an investment grade rating, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company had $97 million and $96 million of commercial paper outstanding at December 31, 2008 and 2007, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds. The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2008 or 2007. The Company does not anticipate the need for borrowings under this facility and the loss its availability would not significantly impact the Company’s liquidity.

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

The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of these unfunded commitments at December 31, 2008 and 2007 were $33 million and $19 million, respectively. The precise timing of the fulfillment of the commitment cannot be predicted, however, these amounts are due within one year of the dates indicated. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material. The Company makes commitments to lend funds for mortgage loan investments in the normal course of its business. The amounts of mortgage loan commitments at December 31, 2008 and 2007 were $5 million and $71 million, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space. See Note 21 to the accompanying consolidated financial statements for a further discussion of operating leases.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either December 31, 2008 or 2007. See Note 22 to the accompanying consolidated financial statements for a further discussion of the credit facility.

7.10	Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2008:

	Payment due by period

(In thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Policy reserves [1]	$1,528,643	$2,664,749	$2,483,328	$37,939,122	$44,615,842
Policy and contract claims [2]	194,511	23,795	19,071	79,444	316,821
Policyholders’ funds [3]	320,320	—	—	—	320,320
Provision for policyholder dividends [4]	70,700	—	—	—	70,700
Undistributed earnings on participating business [5]	—	—	—	1,614	1,614
Related party long-term debt - principal [6]	—	—	—	528,400	528,400
Related party long-term debt - interest [7]	37,177	74,355	74,355	1,052,246	1,238,133
Repurchase agreements [8]	202,079	—	—	—	202,079
Commercial paper [8]	97,167	—	—	—	97,167
Payable under securities lending agreements [9]	43,205	—	—	—	43,205
Investment purchase obligations [10]	49,334	—	—	—	49,334
Operating leases [11]	16,402	11,052	170	—	27,624
Other liabilities [12]	19,499	32,015	33,923	82,208	167,645

Total	$2,579,037	$2,805,966	$2,610,847	$39,683,034	$47,678,884

1, 2 Policy reserves and policy and contract claims - The Company has estimated payments to be made to policy and contractholders for future policy benefits. Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

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

Separate account liabilities have been excluded from the table above. Separate account obligations are legally insulated from general account assets. Separate account liabilities represent funds maintained by the Company to meet the specific investment objectives of the contractholders who bear the related investment risk. It is generally expected that the separate account liabilities will be fully funded by the separate account assets.

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

7 Related party long-term debt – interest - One long-term surplus note bears interest at a fixed rate through maturity. The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate. The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2008 and do not consider the impact of future interest rate changes.

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

12 Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above. If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category. Other liabilities presented in the table above include:

•	Liabilities under reinsurance arrangements.

•	Liabilities related to securities purchased but not yet settled.

•	Liabilities related to derivative obligations.

•	Statutory state escheat liabilities.

•	Expected benefit payments to the Company’s defined benefit pension and post retirement medical plans through 2018.

7.11	Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however it may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 increased stockholder’s equity by $115 thousand.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 decreased stockholder’s equity by $6.2 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, decreasing accumulated other comprehensive income (loss) by $7 million. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company adopted the measurement provisions of SFAS No. 158 for its fiscal year ended December 31, 2008, decreasing stockholder’s equity by $206 thousand. The adoption of SFAS No. 158 did not affect the results of operations for the years ended December 31, 2008, 2007, or 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement

No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option established by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of its operations.

In January 2009, the FASB issued EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (EITF 99-20-1”).  EITF 99-20-1 is an interpretative amendment to the impairment guidance of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” and aligns its impairment guidance to that of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities. EITF 99-20-1 is effective for reporting periods ending after December 15, 2008. The Company adopted EITF 99-20-1 for its year ended December 31, 2008. The adoption of  EITF 99-20-1 did not have an impact on the Company’s consolidated financial position or results of its operations.

Future adoption of new accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of these statements for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s consolidated financial position or results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets. The Company adopted the provisions of FSP No. 157-2 on January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s consolidated financial position or results of its operations.

In March 2008, the FASB issued Statement of Financial Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The

Company adopted the provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial position or the results of its operations. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its disclosures regarding its derivative instruments and hedged items.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FSP No. 142-3 for its fiscal year beginning January 1, 2009. The Company is evaluating the impact that the adoption of FSP No. 142-3 will have on its disclosures regarding its intangible assets.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company adopted the provisions of FSP No. FAS 132(R)-1 for its fiscal year beginning January 1, 2009. The Company is evaluating the impact of adoption of FSP No. FAS 132(R)-1.

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

To reduce interest rate risk, the Company performs periodic projections of asset and liability cash flows in order to evaluate the interest rate sensitivity of its fixed maturity securities and its product liabilities to interest rate movements. For determinate liabilities, i.e. liabilities with stable, predictable cash flows on products that can’t be repriced (for example, certificate annuities and payout annuities), asset/liability cash flow mismatches are monitored and the asset portfolios are rebalanced as necessary to keep the mismatches within tolerance limits. For these determinate liabilities, the investment policy predominately requires assets with stable, predictable cash flows so that changes in interest rates will not cause changes in the timing of asset cash flows resulting in mismatches. For indeterminate liabilities, i.e. liabilities that have less predictable cash flows but that can be repriced (for example, portfolio annuities and universal life insurance), the potential mismatch of assets and liabilities is tested under a wide variety of interest scenarios. The potential cost of this mismatch is calculated. If the potential cost is considered to be too high, actions considered would include rebalancing the asset portfolio and/or purchasing derivatives that reduce the risk as part of the hedging strategy program discussed below. For each major block of indeterminate liabilities, the asset and liability positions are reviewed regularly in senior management meetings to proactively recommend changes in the current investment strategy and/or rebalance of the asset portfolio.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2008. If interest rates increased by 100 basis points (1.00%), the December 31, 2008 fair value of the fixed income assets in the general account would decrease by approximately $676 million. This calculation uses projected asset cash flows, discounted back to December 31, 2008. The cash flow projections are shown in the table below. The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received. The spot rates in the benchmark calculation range from 3.06% to 9.28%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent

2009	$2,438	$2,382
2010	2,142	2,096
2011	2,075	2,027
2012	1,843	1,851
2013	2,140	2,132
Thereafter	9,545	9,874

Undiscounted total	$20,183	$20,362

Fair value	$14,676	$14,000

The Company does not have significant equity risk exposure associated with its equity invested assets as this type of investment is minimal.

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management. Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions. There is a market risk of reduced fee income if equity markets decline. If equity markets were to decline by 10%, the Company’s associated fee income in 2009 would decline by approximately $17 million.

The Company’s surplus assets include equity investments. There is a market risk of reduced asset values if equity markets decline. If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $8 million on equity investments in non-affiliates. This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits. The Company is required to hold reserves for these guaranteed death benefits. If equity markets were to decline by 10%, the reserve liability for these benefits would increase by approximately $0.5 million.

The Company’s exposure to foreign currency exchange rate fluctuations is minimal since only nominal foreign investments are held. To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars. These swaps are purchased each time a foreign currency denominated asset is purchased.

Insurance risk

The Company utilizes reinsurance programs to control its exposure to general insurance risks. Reinsurance agreements do not relieve the Company from its direct obligations to its insureds. However, an effective reinsurance program limits the Company’s exposure to potentially large losses. The failure of reinsurers to honor their obligations could result in losses to the Company. To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company currently retains a maximum liability in the amount of $3.5 million of coverage per individual life.

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

A component of credit risk is the risk of exposure to sub-prime mortgage securities. Sub-prime mortgage securities are backed by mortgage loans made to borrowers with lower than average credit scores. The Company’s sub-prime exposure is $873 million, of which 95% of the Company’s sub-prime securities are rated AAA. The majority of the mortgages backing these securities have fixed rate loans, which typically have lower default and loss rates than adjustable rate loans. Sixty-three percent of these pools were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2007. The weighted average credit enhancement level for these securities is 31.1%. This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime Collateralized Debt Obligations, Asset Backed Commercial Paper or Structured Investment Vehicles. The Company’s exposure to Alt-A mortgage-backed securities is $8 million. The underlying mortgages of Alt-A securities have a risk potential that is greater than prime but less than sub-prime.

Operational and corporate risk

The Company manages and mitigates internal operational risk through integrated and complementary policies, procedures, processes and practices. Human Resource hiring practices, performance evaluations and promotion and compensation practices are designed to attract, retain and develop the skilled personnel required. A comprehensive job evaluation process is in place and training and development programs are supported. Each business area provides training designed for their specific needs and has developed internal controls for significant processes. Processes and controls are monitored and redefined by the business areas and subject to review by the Company’s internal audit staff. The Company applies a robust project management discipline to all significant initiatives.

Appropriate security measures protect premises and information. The Company has emergency procedures in place for short-term incidents and is committed to maintaining business continuity and disaster recovery plans at every business location for the recovery of critical functions in the event of a disaster, including offsite data backup and work area facilities. The Company maintains various corporate insurance coverages such as property, general liability, excess liability, automobile liability, workers’ compensation, financial institution bonds, other regulatory bonds and professional liability insurance to protect its owned property assets and to insure against certain third-party liabilities.

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
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5, the Company changed its method of accounting for income taxes, as required by accounting guidance adopted on January 1, 2007, and changed its method of accounting for defined benefit and other post retirement plans as required by accounting guidance adopted on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 30, 2009

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Amounts)

	December 31,

	2008	2007

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,394,675 and $13,592,003)	$11,973,536	$13,551,233
Fixed maturities, held for trading, at fair value (amortized cost $39,803 and $22,855)	38,834	23,060
Mortgage loans on real estate (net of allowances of $8,834 and $9,448)	1,380,101	1,199,976
Equity investments, available-for-sale, at fair value (cost $16,330 and $19,749)	17,790	29,576
Policy loans	3,979,094	3,767,872
Short-term investments, available-for-sale (cost approximates fair value)	366,370	472,633
Limited partnership and limited liability corporation interests	293,956	326,971
Other investments	31,992	11,362

Total investments	18,081,673	19,382,683

Other assets:
Cash	28,352	54,814
Reinsurance receivable	546,491	505,107
Deferred acquisition costs and value of business acquired	714,031	443,302
Investment income due and accrued	145,775	142,801
Premiums in course of collection	8,309	5,443
Deferred income taxes	577,799	199,462
Collateral under securities lending agreements	43,205	93,472
Due from parent and affiliates	41,793	29,138
Goodwill	105,255	101,655
Other intangible assets	33,824	39,234
Other assets	603,091	522,685
Assets of discontinued operations	124,089	724,766
Separate account assets	15,121,943	18,089,984

Total assets	$36,175,630	$40,334,546

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Amounts)

	December 31,

	2008	2007

Liabilities and stockholder’s equity
Policy benefit liabilities:
Policy reserves	$18,105,648	$17,376,694
Policy and contract claims	290,288	262,503
Policyholders’ funds	320,320	302,957
Provision for policyholders’ dividends	70,700	78,276
Undistributed earnings on participating business	1,614	209,036

Total policy benefit liabilities	18,788,570	18,229,466

General liabilities:
Due to parent and affiliates	533,870	534,956
Repurchase agreements	202,079	138,537
Commercial paper	97,167	95,667
Payable under securities lending agreements	43,205	93,472
Other liabilities	655,576	648,857
Liabilities of discontinued operations	124,089	468,496
Separate account liabilities	15,121,943	18,089,984

Total liabilities	35,566,499	38,299,435

Commitments and contingencies (Note 22)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	756,912	747,533
Accumulated other comprehensive loss	(762,673)	(1,518)
Retained earnings	607,860	1,282,064

Total stockholder’s equity	609,131	2,035,111

Total liabilities and stockholder’s equity	$36,175,630	$40,334,546

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY Consolidated Statements of Income Years Ended December 31, 2008, 2007 and 2006 (In Thousands)

	Year Ended December 31,

	2008	2007	2006

Revenues:
Premium income, net of premiums ceded of $37,176, $1,432,360 and $51,949	$525,137	($857,267)	$582,452
Fee income	429,221	463,265	341,372
Net investment income	1,078,469	1,139,541	1,110,136
Net realized losses on investments	(21,696)	(2,028)	(9,465)

Total revenues	2,011,131	743,511	2,024,495

Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $42,380, $39,640 and $58,012	605,111	624,381	702,262
Increase (decrease) in policy reserves	(38,354)	(1,460,523)	40,377
Interest paid or credited to contractholders	515,428	497,438	470,416
Provision (benefit) for policyholders’ share of earnings on participating business (Note 4)	(206,415)	20,296	9,061
Dividends to policyholders	71,818	93,544	98,605

Total benefits	947,588	(224,864)	1,320,721
General insurance expenses	429,695	432,426	367,315
Amortization of deferred acquisition costs and value of business acquired	52,699	135,570	46,191
Interest expense	39,804	41,713	33,623

Total benefits and expenses, net	1,469,786	384,845	1,767,850

Income from continuing operations before income taxes	541,345	358,666	256,645
Income tax expense	95,838	118,791	72,603

Income from continuing operations	445,507	239,875	184,042
Income from discontinued operations, net of income taxes of $388,836, $85,707 and $79,291	652,788	178,853	153,160

Net income	$1,098,295	$418,728	$337,202

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

			Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2006, as restated, see Note 1	$7,032	$728,701	$8,266	($25,084)	$1,386,710	$2,105,625
Net income					337,202	337,202
Other comprehensive income (loss):
Net change in unrealized gains			(23,974)			(23,974)
Employee benefit plan adjustment				989		989

Total comprehensive income						314,217
Impact of adopting SFAS No. 158, net of tax				(6,734)		(6,734)
Dividends					(249,395)	(249,395)
Capital contribution - stock-based compensation		4,525				4,525
Income tax benefit on stock-based compensation		4,631				4,631

Balances, December 31, 2006	7,032	737,857	(15,708)	(30,829)	1,474,517	2,172,869
Net income					418,728	418,728
Other comprehensive income (loss):
Net change in unrealized gains			9,903			9,903
Employee benefit plan adjustment				34,998		34,998

Total comprehensive income						463,629
Impact of adopting SFAS No. 155			118		(3)	115
Impact of adopting FIN No. 48					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860

Balances, December 31, 2007	7,032	747,533	(5,687)	4,169	1,282,064	2,035,111
Net income					1,098,295	1,098,295
Other comprehensive income (loss):
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)

Total comprehensive income						337,140
Impact of adopting SFAS No. 158 measurement date provisions, net of tax					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256

Balances, December 31, 2008	$7,032	$756,912	($691,594)	($71,079)	$607,860	$609,131

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Year Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$1,098,295	$418,728	$337,202
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	(206,415)	20,296	9,061
Amortization of premiums/(accretion) of discounts on investments, net	(55,161)	(58,067)	(55,218)
Net realized (gains) losses on investments	24,205	(2,155)	12,076
Net purchases of trading securities	(18,869)	(20,825)	—
Interest credited to contractholders	510,996	493,049	465,052
Depreciation and amortization	75,220	176,560	77,256
Deferral of acquisition costs	(65,108)	(73,062)	(60,187)
Deferred income taxes	5,525	(5,239)	32,807
Gain on sale of discontinued operations	(681,528)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Policy benefit liabilities	(325,306)	(407,250)	(267,587)
Reinsurance receivable	(158,532)	(106,382)	40,279
Accrued interest and other receivables	(8,388)	26,695	(16,501)
Other, net	138,089	46,513	(25,994)

Net cash provided by operating activities	333,023	508,861	548,246

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	4,056,869	4,052,791	7,486,226
Mortgage loans on real estate	112,760	159,959	325,291
Equity investments and other limited partnership interests	46,860	51,596	209,453
Purchases of investments:
Fixed maturities available-for-sale	(3,742,716)	(4,015,650)	(9,146,358)
Mortgage loans on real estate	(297,715)	(228,746)	(209,079)
Equity investments and other limited partnership interests	(13,421)	(35,372)	(56,350)
Acquisitions, net of cash acquired	—	(15,208)	1,301,372
Net change in short-term investments	81,143	1,132,840	3,459
Net change in repurchase agreements	63,542	(625,242)	7,874
Other, net	(98,662)	(36,643)	(33,629)
Proceeds from the disposition of Healthcare segment, net of cash disposed, direct expenses and income taxes	846,759	—	—

Net cash provided by (used in) investing activities	1,055,419	440,325	(111,741)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Year Ended December 31,

	2008	2007	2006

Cash flows from financing activities:
Contract deposits	$1,921,238	$1,228,154	$1,065,805
Contract withdrawals	(1,465,420)	(1,491,994)	(1,603,285)
Change in due to parent and affiliates	(6,389)	(31,483)	323,018
Dividends paid	(1,772,293)	(604,983)	(249,395)
Net commercial paper borrowings (repayments)	1,500	647	(44)
Change in bank overdrafts	(108,418)	(23,523)	(1,566)
Income tax benefit of stock option exercises	4,256	5,860	4,631

Net cash used in financing activities	(1,425,526)	(917,322)	(460,836)

Net increase (decrease) in cash	(37,084)	31,864	(24,331)
Cash, continuing and discontinued operations, beginning of year	65,436	33,572	57,903

Cash, continuing and discontinued operations, end of year	28,352	65,436	33,572
Less cash, discontinued operations, end of year	—	(10,622)	(983)

Cash, end of year	$28,352	$54,814	$32,589

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	$390,897	$121,847	$63,619
Interest	39,804	41,713	30,959

Non-cash investing and financing transactions during the years:
Assets transferred from The Canada Life Assurance Company (See Note 6)	$—	$—	$87,622
Share-based compensation expense	5,123	3,816	4,525
Return of invested reinsurance assets to The Canada Life Assurance Company (See Note 6)	—	1,608,909	—
Fair value of assets acquired in settlement of fixed maturity investments	6,388	—	—

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization - Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”). The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States. The Company is an insurance company domiciled in the State of Colorado, and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for allowances for credit losses on mortgage loans on real estate, derivative instruments, valuation of privately placed and non-actively traded public investments, goodwill and other intangible assets, deferred acquisition costs and value of business acquired, policy reserves, employee benefits plans and taxes on income. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

A $7,193 reclassification was made to the December 31, 2007 consolidated balance sheet to reflect the reclassification of certain real estate investments from mortgage loans on real estate to other investments. Reclassifications in the amounts of $493,049 and $465,052 were made to the consolidated statement of cash flows for the year ended December 31, 2007 and 2006, respectively, to separately reflect interest credited to contractholders. Formerly, they were included in policy benefit liabilities. The reclassifications had no effect on previously reported net income, total assets or total stockholder’s equity and were made in order to further enhance the readers’ understanding of the Company’s consolidated financial statements.

Restatement of January 1, 2006 retained earnings and December 31, 2007 deferred income taxes - The accompanying 2007 consolidated balance sheet and 2006 and 2007 consolidated statements of stockholder’s equity have been restated as a result of a previous misstatement of deferred income taxes. As a result of the completion of the Company’s analysis of its deferred tax accounts, an increase of $43,914 was recorded to retained earnings as of January 1, 2006, December 31, 2006, and December 31, 2007 from amounts previously reported of $1,342,796, $1,430,603, and $1,238,150, respectively, on the consolidated statements of stockholder’s equity and to deferred income taxes as of December 31, 2007 from $155,548 as previously reported on the consolidated balance sheet. See Note 18 for further discussion.

Significant Accounting Policies

Investments - Investments are reported as follows:

1.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income in the stockholder’s equity section of the consolidated balance sheets. Net unrealized gains and losses related to participating contract policies that cannot be distributed are recorded as undistributed earnings on participating business in the Company’s consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Premiums and discounts are recognized as a component of net investment income using the scientific interest method. Realized gains and losses and declines in value determined to be other-than-temporary are included in net realized gains (losses) on investments.

The Company purchases fixed maturity securities which are classified as held for trading. Assets in the held for trading category are carried at fair value with changes in fair value reported in net investment income.

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

The Company maintains an allowance for credit losses at a level that, in management’s opinion, is sufficient to absorb credit losses on its impaired loans. Management’s judgment is based upon situational analysis of each individual loan and may consider past loss experience and current and projected economic conditions. The measurement of impaired loans is based upon the fair value of the underlying collateral.

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

4.

Limited partnership interests are accounted for using the cost method of accounting. The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations. Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits. These securities are carried at amortized cost as determined using the effective yield method.

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
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

10.

One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized losses on investments equal to the difference between the fair value and cost or amortized cost basis of the security.

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

Bank overdrafts - The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented to banks for payment can result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, these liabilities were $8,817 and $48,449, respectively.

Internal use software - Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $14,944 and $38,537, are included in other assets at December 31, 2008 and 2007, respectively. The Company capitalized $2,324, $3,504 and $9,329 of internal use software development costs during the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) - DAC, which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, have been deferred to the extent recoverable. VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions. The recoverability of such costs is dependent upon the future profitability of the related business. DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized. See Note 10 for additional information regarding deferred acquisition costs and the value of business acquired.

Goodwill and other intangible assets - Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition and is considered an indefinite lived asset and therefore is not amortized. The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified. There were no impairments of goodwill recognized during the years ended December 31, 2008, 2007 or 2006.

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and preferred provider relationships in various acquisitions. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. The initial valuations of these intangible assets were supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts. Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based upon the cash flows generated by these assets.

Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets. The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company’s consolidated statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2008 and 2007, these purchases totaled $64,723 and $74,855, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $265,299 and $383,319 at December 31, 2008 and 2007, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

Life insurance and annuity reserves - Life insurance and annuity reserves with life contingencies in the amounts of $11,322,866 and $11,330,656 at December 31, 2008 and 2007, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies in the amounts of $6,736,101 and $5,998,749 at December 31, 2008 and 2007, respectively, are established at the contractholder’s account value.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

Participating business - The Company has participating policies in which the policyholder shares in the Company’s earnings through policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies. The amount of dividends to be paid is determined annually by the Board of Directors.

Participating life and annuity policy reserves are $6,155,890 and $6,019,015 at December 31, 2008 and 2007, respectively. Participating business approximates 8.6% and 8.3% of the Company’s individual life insurance in-force at December 31, 2008 and 2007, respectively, and 24.4%, 32.4% and 58.0% of individual life insurance premium income for the years ended December 31, 2008, 2007 and 2006, respectively. The policyholder’s share of net income on participating policies that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

The Company had established a Participating Policyholder Experience Account (“PPEA”) for the benefit of all participating policyholders, which was included in the accompanying consolidated balance sheets at December 31, 2007. The Company had also established a Participation Fund Account (“PFA”) for the benefit of the participating policyholders previously assumed from The Great-West Life Assurance Company (“GWL”) under an assumption reinsurance transaction. The PFA was part of the PPEA. As discussed in Note 4, on January 1, 2008, the Company was no longer required to maintain the PPEA.

Recognition of premium and fee income and benefits and expenses - Life insurance premiums are recognized when due. Annuity contract premiums with life contingencies are recognized as received. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts. Premiums and policyholder benefit and expenses are presented net of reinsurance.

Net investment income - Interest and dividend income from fixed maturities and mortgage loans on real estate is recognized when earned. Net investment income on equity securities available-for-sale is primarily comprised of dividend income and is recognized when declared.

Net realized gains and losses on investments - Net realized gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized gains and losses also result from fair value changes in derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized losses when investment losses in value are deemed other-than-temporary.

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
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

the tax laws or rules, are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

The Company adopted Financial Accounting Standards Board (the “FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Among other things, under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.

Share-based compensation - Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) which requires it to use the fair value method to recognize the cost of share-based employee compensation. Previously, the Company elected only to disclose the proforma impact of recording the fair value of stock options under the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” in the notes to its consolidated financial statements (See Note 20).

Regulatory requirements - In accordance with the requirements of the Colorado Division of Insurance, GWLA must demonstrate that it maintains adequate capital. At December 31, 2008 and 2007, GWLA was in compliance with the requirement (See Note 13).

In accordance with the requirements of the regulatory authorities in the states in which the Company conducts its business, it is required to maintain deposits with those authorities for the purpose of security for policy and contractholders. The Company fulfills this requirement generally with the deposit of United States government obligations.

2. Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion (the “Purchase Price”) in cash. The Company recognized a gain in the amount of $681,528, net of income taxes, upon completion of the transaction. Income from discontinued operations for the second quarter of 2008 includes charges in the amount of $63,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. As discussed in Note 19, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

In addition, the Company and CIGNA entered into a Transition Services Agreement (the “Transition Agreement”) whereby the Company will provide certain information technology and administrative and legal services on behalf of CIGNA for a period of up to twenty-four months. CIGNA will pay the Company predetermined monthly fees for these services and will reimburse it for other expenditures it makes under the terms of the Transition Agreement.

The following table summarizes the major classifications of assets and liabilities of discontinued operations at December 31, 2008 and 2007:

	December 31,

Assets	2008	2007

Fixed maturities, available-for-sale	$—	$181,051
Short-term investments, available-for-sale	—	70,044
Receivables related to uninsured accident and health plan claims, net	—	134,397
Reinsurance receivable	124,089	46,772
Goodwill and other intangible assets	—	58,238
Premiums in course of collection	—	91,162
Deferred income taxes	—	(9,673)
Other	—	152,775

Total assets	$124,089	$724,766

Liabilities

Policy reserves	$39,776	$103,219
Policy and contract claims	84,313	84,662
Policyholders’ funds	—	106,563
Other	—	174,052

Total liabilities	$124,089	$468,496

The following table summarizes selected financial information included in income from discontinued operations in the consolidated statements of income for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
Revenues from discontinued operations	$317,658	$1,343,961	$1,609,654
Benefits and expenses from discontinued operations	346,398	1,165,108	1,456,494
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(19,258), $85,707 and $79,291	(28,740)	178,853	153,160
Gain on sale of discontinued operations, net of income taxes of $408,094, $-, and $-	681,528	—	—
Income from discontinued operations	$652,788	$178,853	$153,160

The Company adopted a restructuring plan in connection with the sale of its Healthcare segment. The restructuring plan consisted of a structural reorganization which will enable the Company to operate effectively in its present business environment. The liability is included in other liabilities in the consolidated balance sheet. The amounts incurred during the period and adjustments to original estimates during the period have been charged (credited) to income from discontinued operations in the consolidated statement of income.

The following is a reconciliation of the liability that the Company recorded related to the restructuring plan:

Severance, retention and other employee related costs

Balance, April 1, 2008	$—
Amount incurred during the period	49,202
Adjustments to original estimates during the period, net	(6,268)
Cash payments and other settlements during the period	(30,222)

Balance, December 31, 2008	$12,712

The Company incurred net expenses in the amount of $42,934 during the year ended December 31, 2008 related to the restructuring plan and does not anticipate incurring significant additional costs in the future. It is estimated that the restructuring plan will be substantially complete during 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

3. Acquisitions

Metropolitan Life Insurance Company’s 401(k) and defined benefit business

On October 2, 2006, the Company purchased several parts of the full service small and midsized 401(k) as well as certain defined benefit plan business from Metropolitan Life Insurance Company and its affiliates (“MetLife”). The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements since that date. The acquisition included the associated dedicated distribution group, including wholesalers, relationship managers and sales associates. As a result of the acquisition, the Company added approximately 280,000 participants in the 401(k) full service segment and increased its distribution capacity.

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
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $56,981, all of which has been allocated to the Retirement Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

U.S. Bank’s defined contribution business

On December 31, 2006, the Company purchased the full service defined contribution business from U.S. Bank. The results of operations of this business have been included in the Company’s consolidated financial statements since that date. The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent approximately 195,000 members and more than $9.0 billion in retirement plan assets. The acquisition includes the retention of relationship managers and sales and client service specialists. An adjustment to the purchase price of $685 was received from U.S. Bank in 2008. In addition, the Company accrued $3,600 due to U.S. Bank at December 31, 2008 as an additional adjustment to the purchase price. The adjustments were contingent upon the attainment of certain revenue and contract retention targets. The adjustment received from and paid to U.S. Bank was recorded as an adjustment to the purchase price allocation. The $685 was adjusted through intangible assets while the $3,600 was an adjustment to goodwill.

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date and the use of a third-party business valuation expert to estimate the value of goodwill and other intangible assets acquired. The following table presents an allocation of the purchase price to assets acquired and liabilities assumed as adjusted for revisions to the original purchase price allocation:

Assets

Cash consideration	($71,315)
Goodwill	42,590
Other intangible assets	34,325

Total assets	$5,600

Liabilities and Stockholder’s Equity

Other liabilities	$5,600

Total liabilities	$5,600

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition amounted to $42,590, all of which has been allocated to the Retirement Services segment. For income tax purposes, all of this goodwill will be deductible over 15 years.

The value of the identifiable intangible assets reflects the estimated fair value of customer relationships acquired of $26,355 and the estimated fair value of the preferred provider relatioinship of $7,970. These intangibles will be amortized in relation to the expected economic benefits of the agreement. If actual experience differs from expectations, the amortization will be adjusted to reflect actual experience. The intangibles have an expected weighted average amortization period of 14 years.

4. Undistributed Earnings on Participating Business

During the first quarter of 2008, the liability for undistributed earnings on participating business decreased by $207,785 in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. In addition, the agreement also required the Company to perform an analysis as of March 31, 2008, to determine whether the policyholders were eligible for a special dividend. Based on the Company’s analysis, it was determined that a special dividend was not required and, accordingly, the liability was released. An income tax provision was recorded on the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

undistributed earnings when those earnings occurred. Accordingly, there was no income tax provision recorded at the time of the liability release. On January 1, 2008, the Company began recognizing the net earnings on these policies in its net income. A liability for undistributed earnings on participating business remains for those participating policies that are not subject to this reinsurance agreement.

5. Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

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
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). For fiscal years ending after December 15, 2006, SFAS No. 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, decreasing accumulated other comprehensive income (loss) by $6,734. For fiscal years ended after December 15, 2008, SFAS No. 158 requires a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year. The Company adopted the measurement provisions of SFAS No. 158 for its fiscal year ended December 31, 2008, decreasing stockholder’s equity by $206.  The adoption of SFAS No. 158 did not affect the results of operations for the years ended December 31, 2008, 2007, or 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities that own trading and available-for-sale securities. The fair value option established by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position or results of its operations.

In January 2009, the FASB issued EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”).  EITF 99-20-1 is an interpretative amendment to the impairment guidance of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” and aligns its impairment guidance to that of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities. EITF 99-20-1 is effective for reporting periods ending after December 15, 2008. The Company adopted EITF 99-20-1 for its year ended December 31, 2008. The adoption of  EITF 99-20-1 did not have an impact on the Company’s consolidated financial position or results of its operations.

Future adoption of new accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of these statements for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s consolidated financial position or results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets. The Company adopted the provisions of FSP No. 157-2 on January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s consolidated financial position or results of its operations.

In March 2008, the FASB issued Statement of Financial Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS No. 142-3”). FAS No. 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors. FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FAS No. 142-3 for its fiscal year beginning January 1, 2009. The Company is evaluating the adoption of FAS No. 142-3.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company adopted the provisions of FSP No. FAS 132(R)-1 for its fiscal year beginning January 1, 2009. The Company is evaluating the impact of adoption of FSP No. FAS 132(R)-1.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

6. Related Party Transactions

Included in the consolidated balance sheets at December 31, 2008 and 2007 are the following related party amounts:

	December 31,

	2008	2007

Reinsurance receivable	$425,369	$381,931
Policy reserves	2,393,013	2,493,511

Included in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 are the following related party amounts:

	Year Ended December 31,

	2008	2007	2006

Premium income, net of premiums ceded of $3,662, $1,391,518 and $4,827	$155,752	($ 1,146,908)	$275,169
Life and other policy benefits, net of reinsurance recoveries of $7,356, $737 and $3,325	120,999	103,765	100,575
Increase (decrease) in policy reserves	(42,180)	(1,539,777)	29,245

The Company provides administrative and operational services for the United States operations of The Great-West Life Assurance Company (“GWL”) and the United States operations of The Canada Life Assurance Company (“CLAC”), wholly-owned subsidiaries of Lifeco. The Company also provides investment services for London Reinsurance Group, an indirect subsidiary of GWL. The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements for the years ended December 31, 2008, 2007 and 2006. These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year Ended December 31,

	2008	2007	2006

Investment management revenue included in net investment income	$7,856	$7,959	$6,772
Administrative and underwriting expense reimbursements included as a reduction to general insurance expenses	1,092	1,255	1,399

Total	$8,948	$9,214	$8,171

The following table summarizes amounts due from parent and affiliates at December 31, 2008 and 2007:

			December 31,

Related party	Indebtedness	Due Date	2008	2007

GWL&A Financial Inc.	On account	On demand	$37,097	$25,932
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co.	On account	On demand	716	521
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	2,079	1,370
Putnam Investments LLC	On account	On demand	207	1,315
The Great-West Life Assurance Company	On account	On demand	1,694	—

Total			$41,793	$29,138

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table summarizes amounts due to parent and affiliates at December 31, 2008 and 2007:

			December 31,

Related party	Indebtedness	Due Date	2008	2007

GWL&A Financial Inc. [1]	Surplus note	November 2034	$194,206	$194,194
GWL&A Financial Inc. [2]	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2009	4,701	5,095
Great-West Lifeco Finance LP	On account	On demand	—	582
The Great-West Life Assurance Company	On account	On demand	—	1,046
The Canada Life Assurance Company	On account	On demand	1,563	639

Total			$533,870	$534,956

1          A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,206 and $194,194 at December 31, 2008 and 2007, respectively. The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14. The note matures on November 14, 2034.

2          A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400. The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016. After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then current three-month London Interbank Offering Rate. The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016. The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $37,042, $37,042 and $28,848 for the years ended December 31, 2008, 2007 and 2006, respectively.

On June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, CLAC, pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis. The Company recorded, at fair value, the following  in its consolidated balance sheet in connection with the termination of the reinsurance agreement:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

The Company recorded the following in its consolidated statement of income in connection with the termination of the reinsurance agreement:

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

On July 3, 2007, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC amended their reinsurance agreement pursuant to which the Company assumed additional term life insurance from CLAC. As a result of this amendment, the Company recorded $33,677 in both premium income and increase in reserves in the consolidated statement of income. GWL&A Financial obtained two letters of credit for the benefit of the Company during December 2005 as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $919,100 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At December 31, 2008 and 2007, there were no outstanding amounts related to these letters of credit.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

As a result of this amendment, the Company also recorded the following in its consolidated balance sheet:

Assets		Liabilities and Stockholder’s Equity
Reinsurance receivable	$33,677	Policy reserves	$33,677
	$33,677		$33,677

Included within reinsurance receivable in the consolidated balance sheets are $376,378 and $334,169 of funds withheld assets as of December 31, 2008 and 2007, respectively. CLAC pays the Company interest on the funds withheld balance at a rate of 4.55% per annum.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the years ended December 31, 2008 and 2007, these purchases totaled $64,723 and $74,855 respectively. As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $265,299 and $383,319 at December 31, 2008 and 2007, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

7. Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2008:

	December 31, 2008

Fixed Maturities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

U.S. government direct obligations and U.S. agencies	$2,356,143	$81,084	$6,601	$2,430,626	$2,430,626
Obligations of U.S. states and their subdivisions	1,173,185	10,026	34,443	1,148,768	1,148,768
Foreign governments	1,140	12	—	1,152	1,152
Corporate debt securities	5,589,524	51,728	615,647	5,025,605	5,025,605
Mortgage-backed and asset-backed securities	4,274,683	6,183	913,481	3,367,385	3,367,385

Total fixed maturities	$13,394,675	$149,033	$1,570,172	$11,973,536	$11,973,536

Total equity investments	$16,330	$2,424	$964	$17,790	$17,790

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

See Note 8 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2008, by contractual maturity date, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008

	Amortized Cost	Estimated Fair Value

Maturing in one year or less	$1,000,913	$888,813
Maturing after one year through five years	2,673,517	2,568,925
Maturing after five years through ten years	1,783,396	1,675,416
Maturing after ten years	1,446,732	1,190,987
Mortgage-backed and asset-backed securities	6,490,117	5,649,395

	$13,394,675	$11,973,536

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

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Proceeds from sales	$2,696,635	$2,488,042	$5,944,439
Gross realized gains from sales	50,173	30,834	47,746
Gross realized losses from sales	(1,456)	(4,309)	(54,221)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, sales of securities acquired in the current year and gains on repurchase agreement transactions.

The Company has fixed maturity securities with fair values in the amounts of $0 and $11,156 that have been non-income producing for the twelve months preceding December 31, 2008 and 2007, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments - The Company makes limited use of derivative financial instruments to manage interest rate and foreign exchange risk associated with its invested assets. Derivatives are not used for speculative purposes.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is generally limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. Counterparty credit risk was evaluated and considered immaterial to the valuation of derivatives at December 31, 2008. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred.

Fair value hedges - Written call options are used in conjunction with interest rate swap agreements to effectively convert fixed rate bonds to variable rate bonds as part of the Company’s overall asset/liability matching program. Interest rate futures are used to hedge the risk of the change in the fair value of certain fixed rate maturity investments. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other at the expiration or termination of the agreement.

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years. Hedge ineffectiveness in the amounts of $0, $0 and $224 were recorded as an increase to net investment income during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Hedge ineffectiveness in the amount of $1,510 and $606 was recorded as an increase to net investment income during the years ended December 31, 2008 and 2007, respectively. Hedge ineffectiveness in the amount of $89 was recorded as a decrease to net investment income during the year ended December 31, 2006.

Unrealized derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the time interest income is recognized. A derivative net gain in the amount of $4,732 was reclassified to net investment income during the year ended December 31, 2008 while a derivative net loss in the amount of $1,275 and a derivative net gain in the amount of $1,709 were reclassified to net investment income during the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2008, the Company estimates that $11,475 of net derivative gains included in accumulated other comprehensive income will be reclassified into net income within the next twelve months.

Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Company uses U.S. Treasury futures contracts. The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio. Although management believes the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS No. 133.

The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. The Company determines if (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument. If both of these are true, the Company has the option of separating the embedded derivative from the host contract and carrying it at its fair value or under SFAS No. 155, the Company may carry the entire hybrid instrument at fair value with gains and losses recognized in earnings.

During the years ended December 31, 2008, 2007 and 2006, decreases in the amounts of $0, $75 and $264, respectively, were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment.

The following tables summarize derivative financial instruments at December 31, 2008 and 2007:

	December 31, 2008

	Notional Amount	Strike/Swap Rate	Maturity

Interest rate swaps	$325,966	0.44%-1.75%	March 2009- February 2045

Foreign currency exchange contracts	52,001	N/A	March 2014- December 2016
Futures:
Thirty year U.S Treasury:
Short position	40,500	N/A	March 2009

	December 31, 2007

	Notional Amount	Strike/Swap Rate	Maturity

Interest rate swaps	$338,075	3.94%-4.70%	November 2008- February 2045

Foreign currency exchange contracts	52,001	N/A	March 2014- December 2016
Futures:
Ten year U.S. Treasury:
Long position	30,900	N/A	March 2008

Mortgage loans – There were no impaired mortgage loans at December 31, 2008. The average balance of impaired loans during 2007 was $6,213 and the related allowance for credit losses was $6,213, leaving an impaired loan balance of $0 at December 31, 2007.

As part of its active loan management policy and in the interest of maximizing the future return of each individual loan, the Company may from time to time modify the original terms of certain loans. These restructured loans, all performing in accordance with their modified terms, aggregated $0 and $6,223 at December 31, 2008 and 2007, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Balance, January 1	$9,448	$15,661	$15,661
Release of provision	(614)	(6,213)	—

Balance, December 31	$8,834	$9,448	$15,661

The changes to the allowance for mortgage loan credit losses are recorded in net realized gains (losses) on investments.

Equity investments - The carrying value of the Company’s equity investments was $17,790 and $29,576 at December 31, 2008 and 2007, respectively.

Limited partnership interests and limited liability corporation interests - At December 31, 2008 and 2007, the Company had $293,956 and $326,971, respectively, invested in limited partnerships and limited liability corporations. The Company makes commitments to fund partnership interests in the normal course of its business. The amounts of unfunded commitments at December 31, 2008 and 2007 were $33,289 and $18,849, respectively.

Securities pledged, restricted assets and special deposits - The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities sold under agreements to repurchase, futures contracts and state regulatory deposits.

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $37,220 and $35,539 at December 31, 2008 and 2007, respectively.

The Company participates in a securities lending program whereby securities, which are included in invested assets in the accompanying consolidated balance sheets, are loaned to third parties. Securities with a cost or amortized cost in the amounts of $32,788 and $84,851 and estimated fair values in the amounts of $41,321 and $90,087 were on loan under the program at December 31, 2008 and 2007, respectively. The Company was liable for collateral under its control in the amounts of $43,205 and $93,472 at December 31, 2008 and 2007, respectively.

Additionally, the fair value of margin deposits related to futures contracts was approximately $1,600 and $496 at December 31, 2008 and 2007, respectively.

Impairment of fixed maturity and equity investments classified as available-for-sale - The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income in the stockholder’s equity section in the accompanying consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

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
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at December 31, 2008 and 2007. The Company considers these investments to be only temporarily impaired:

	December 31, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$41,965	$2,042	$157,062	$4,559	$199,027	$6,601
Obligations of U.S. states and their subdivisions	662,723	28,728	65,697	5,715	728,420	34,443
Corporate debt securities	2,271,214	213,400	1,556,161	402,247	3,827,375	615,647
Mortgage-backed and asset-backed securities	1,143,410	205,615	2,038,847	707,866	3,182,257	913,481

Total fixed maturities	$4,119,312	$449,785	$3,817,767	$1,120,387	$7,937,079	$1,570,172

Equity investments	$2,451	$964	$—	$—	$2,451	$964

Total number of securities in an unrealized loss position	1,956		571		2,524

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

Fixed maturity investments - Total unrealized losses increased by $1,310,617 from December 31, 2007 to 2008. This increase in unrealized losses is primarily due to the corporate debt securities and mortgage-backed and asset-backed securities classes and reflects market illiquidity and economic uncertainty in these markets during the past year.

Unrealized losses on mortgage-backed and asset-backed securities comprise $756,776 of this increase and are attributable to widening of credit spreads resulting from a lack of market liquidity. The market disruption has influenced valuations at December 31, 2008; however, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal. See Note 8 for additional discussion regarding fair valuation processes.

Unrealized losses on corporate debt securities increased $521,244 from December 31, 2007 to 2008. The valuation of these securities has also been significantly influenced by market conditions. Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

	December 31,

Corporate sector	2008	2007

Finance	51%	53%
Utility	20%	19%
Natural resources	9%	8%
Consumer	8%	10%
Transportation	4%	5%
Other	8%	5%

	100%	100%

Approximately $259,915 of the increase in unrealized losses was related to the finance industry. These unrealized losses were primarily related to securities in the insurance industry, and perpetual floating-interest-rate securities issued by Canadian and other foreign banks. Less than 5% (approximately $30,067 of the $615,647) of total unrealized losses on corporate debt securities was related to securities in the finance industry on which there has been a ratings downgrade since December 31, 2007. All of these securities, except one, representing $8,483 of the unrealized losses, are rated BBB or above.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Approximately $106,579 of the increase in unrealized losses since December 2007 was related to the utility industry. Less than 4% (approximately $21,371 of the $615,647) of the total unrealized losses on corporate debt securities was related to securities in the utility industry on which there has been a ratings downgrade since December 31, 2007. All of these securities are rated BBB or above.

Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements. While the decline in fair value has been increasing and many unrealized losses have existed for longer than twelve months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. Current liquidity conditions in the market place contribute to the uncertainty in the financial condition of the many issuers; however, the Company continually monitors its credit risk exposure to identify potential losses. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Equity investments - The increase in unrealized losses of $377 from December 31, 2007 to 2008 is primarily related to issues in the financial services industry. At December 31, 2008, the Company is continuing to monitor conditions impacting the industry, as noted above, and has determined that these securities are not other-than-temporarily impaired.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $87,886, $34,485 and $6,094 during 2008, 2007 and 2006, respectively. Of the $87,886, $35,657 was related to the write-down of a security in the financial services industry backed by Lehman Brothers Holdings Inc. Additionally, $24,888 of the $87,886 was related to the write-down of securities in the automobile industry backed by General Motors Corporation. Of the $87,886 recorded during 2008, $4,372 was related to discontinued operations and $83,514 was related to continuing operations.

The Company recorded other-than-temporary impairment on equity securities of $3,512 during 2008. This was related to airline securities and a Washington Mutual, Inc. holding within a limited partnership investment. During 2007 and 2006, the Company recorded other-than-temporary impairments on equity securities in the amounts of $389 and $469, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

8. Fair Value Measurements

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007

Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Fixed maturities and short-term investments	$12,378,740	$12,378,740	$14,046,926	$14,046,926
Mortgage loans on real estate	1,380,101	1,373,015	1,199,976	1,212,221
Equity investments	17,790	17,790	29,576	29,576
Policy loans	3,979,094	3,979,094	3,767,872	3,767,872
Other investments	31,992	58,600	11,362	12,134
Derivative instruments	92,713	92,713	8,734	8,734
Collateral under securities lending agreements	43,205	43,205	93,472	93,472
Reinsurance receivable	8,144	8,144	4,856	4,856
Separate account assets	15,121,943	15,121,943	18,089,984	18,089,984

	December 31, 2008		December 31, 2007

Liabilities	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Annuity contract reserves without life contingencies	$6,736,101	$6,176,405	$5,998,749	$6,041,886
Policyholders’ funds	320,320	320,320	302,957	302,957
Repurchase agreements	202,079	202,079	138,537	138,537
Commercial paper	97,167	97,167	95,667	95,667
Payable under securities lending agreements	43,205	43,205	93,472	93,472
Derivative instruments	—	—	3,634	3,634
Notes payable	532,307	532,307	532,689	532,689
Separate account liabilities	15,121,943	15,121,943	18,089,984	18,089,984

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

Short-term investments, securities lending agreements, repurchase agreements and commercial paper

The carrying value of short-term investments, collateral and payable under securities lending agreements, repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

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

Other investments

Other investments consist of the Company’s percentage ownership of a foreclosed lease interest in an aircraft. The estimated fair value is based on the present value of anticipated lease payments plus the residual value. Also included in other investments is real estate held for investment. The estimated fair value is based on appraised value.

Derivative instruments

Included in other assets at December 31, 2008 and 2007 are derivative financial instruments in the amounts of $92,713 and $8,734, respectively. Included in other liabilities at December 31, 2008 and 2007 are derivative financial instruments in the amounts of $0 and $3,634, respectively. The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps, which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at each year-end, taking into consideration current interest rates, counterparty credit risk and other relevant factors. Counterparty credit risk considerations were immaterial to the valuation of the derivatives as of December 31, 2008.

Reinsurance receivable

The carrying value of the reinsurance receivable is a reasonable estimate of fair value due to their short-term nature.

Annuity contract reserves without life contingencies

The estimated fair values of annuity contract reserves without life contingencies are estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for credit risk.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Separate account assets and liabilities

Separate account assets and liabilities are adjusted to net asset value on a daily basis, which approximates fair value.

Fair value disclosures

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis December 31, 2008

Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Fixed maturities, available-for-sale	$—	$11,177,965	$795,571	$11,973,536
Fixed maturities, held for trading	—	38,834	—	38,834
Equity investments, available-for-sale	17,790	—	—	17,790
Short-term investments, available-for-sale	66,958	299,412	—	366,370
Collateral under securities lending agreements	43,205	—	—	43,205
Other assets [1]	—	89,489	3,224	92,713
Separate account assets [2]	9,080,928	5,355,100	532	14,436,560

Total assets	$9,208,881	$16,960,800	$799,327	$26,969,008

Liabilities

Total liabilities	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

[2]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

Total assets and liabilities in Level 3 increased by $280,849 from January 1 to December 31, 2008. The increase is primarily due to a change in pricing source for asset-backed securities backed by prime home improvement loans. The Company determined that the use of internal models was a better measurement of fair value for these securities.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Year Ended December 31, 2008

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2008	$404,119	$244	$21,155	($2,265)	$95,225
Realized and unrealized gains and losses:
Gains (losses) included in net income	3,052	—	—	5	—
(Gains) losses included in other comprehensive income	(71,360)	—	—	5,484	(1,015)
Purchases, issuances and settlements	(19,337)	(244)	(21,155)	—	(5,574)
Transfers in (out) of Level 3	479,097	—	—	—	(88,104)

Balance, December 31, 2008	$795,571	$—	$—	$3,224	$532

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2008	$—	$—	$—	$5	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Realized and unrealized gains and losses included in net income for the year ended December 31, 2008 are reported in net realized gains (losses) on investments and net investment income as follows:

	Year Ended December 31, 2008

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$3,052	$5

Non-recurring Level 3 assets and liabilities - At December 31, 2008, the Company held $16,097 of cost basis limited partnership interests which were impaired during the year based on underlying limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net realized gains (losses) on investments are impairments of $1,122 for the year ended December 31, 2008. The Company has no liabilities measured at fair value on a non-recurring basis at December 31, 2008.

9. Reinsurance

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2008 and 2007, the reinsurance receivables had carrying values in the amounts of $546,491 and $505,107, respectively. Included in these amounts are $425,369 and $381,931 at December 31, 2008 and 2007, respectively, associated with reinsurance agreements with related parties. There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2008 or 2007.

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2008:

	Life Insurance In-Force

	Individual	Group	Total

Written direct	$51,109,750	$32,332,557	$83,442,307
Reinsurance ceded	(11,655,940)	—	(11,655,940)
Reinsurance assumed	91,066,830	—	91,066,830

Net	$130,520,640	$32,332,557	$162,853,197

Percentage of amount assumed to net	69.8%	0.0%	55.9%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	Premium Income

	Life Insurance	Annuities	Total

Written direct	$371,952	($1,153)	$370,799
Reinsurance ceded	(37,035)	(141)	(37,176)
Reinsurance assumed	189,908	1,605	191,513

Net	$524,825	$311	$525,136

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2007:

	Life Insurance In-Force

	Individual	Group	Total

Written direct	$52,406,664	$31,359,824	$83,766,488
Reinsurance ceded	(12,229,471)	—	(12,229,471)
Reinsurance assumed	93,804,317	—	93,804,317

Net	$133,981,510	$31,359,824	$165,341,334

Percentage of amount assumed to net	70.0%	0.0%	56.7%

	Premium Income

	Life Insurance	Annuities	Total

Written direct	$317,339	$5,058	$322,397
Reinsurance ceded	(1,406,752)	(25,608)	(1,432,360)
Reinsurance assumed	252,645	51	252,696

Net	($836,768)	($20,499)	($857,267)

The following table summarizes total premium income for the year ended, December 31, 2006:

	Premium Income

	Life Insurance	Annuities	Total

Written direct	$316,689	$11,087	$327,776
Reinsurance ceded	(51,777)	(172)	(51,949)
Reinsurance assumed	306,572	53	306,625

Net	$571,484	$10,968	$582,452

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

10. Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

The following table summarizes activity in deferred acquisition costs and value of business acquired for the years ended December 31, 2008, 2007 and 2006:

	DAC	VOBA	Total

Balance, January 1, 2006	$416,815	$9,627	$426,442
Capitalized additions	60,187	46,032	106,219
Amortization and writedowns	(44,527)	(1,664)	(46,191)
Unrealized investment gains (losses)	18,740	(76)	18,664

Balance, December 31, 2006	451,215	53,919	505,134
Capitalized additions	73,062	—	73,062
Amortization and writedowns	(128,575)	(6,995)	(135,570)
Unrealized investment gains	1,121	118	1,239
Purchase accounting adjustment	—	(563)	(563)

Balance, December 31, 2007	396,823	46,479	443,302
Capitalized additions	65,108	—	65,108
Amortization and writedowns	(55,551)	2,852	(52,699)
Unrealized investment gains	251,940	6,380	258,320

Balance, December 31, 2008	$658,320	$55,711	$714,031

The estimated future amortization of VOBA for the years ended December 31, 2009 through December 31, 2013 is as follows:

Year Ended December 31,	Amount

2009	$1,894
2010	2,296
2011	2,628
2012	2,902
2013	3,129

11. Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the years ended December 31, 2008 and 2007 are as follows:

Amount

Balance, January 1, 2007	$102,374
Purchase price accounting adjustment	(719)

Balance, December 31, 2007	101,655
Purchase price accounting adjustment	3,600

Balance, December 31, 2008	$105,255

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of December 31, 2008 and 2007:

	December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$36,314	($7,249)	29,065
Preferred provider agreements	7,970	(3,211)	4,759

Total	$44,284	($10,460)	$33,824

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$36,999	($4,154)	$32,845
Preferred provider agreements	7,970	($1,581)	6,389

Total	$44,969	($5,735)	$39,234

Amortization expense for other intangible assets included in general insurance expenses was $4,725, $4,699 and $497 for the years ended December 31, 2008, 2007 and 2006, respectively. Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2009 through December 31, 2013 is as follows:

Year Ended December 31,	Amount

2009	$4,492
2010	4,004
2011	3,801
2012	3,597
2013	3,418

12. Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility (See Note 22).

The following table provides information regarding the Company’s commercial paper program at December 31, 2008 and 2007:

	December 31,

	2008	2007

Commercial paper outstanding	$97,167	$95,667
Maturity range (days)	6 - 28	7 - 88
Interest rate range	0.6% - 2.4%	4.80% - 5.48%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

13. Stockholder’s Equity and Dividend Restrictions

At December 31, 2008 and 2007, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date. In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2008 and 2007.

GWLA’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,

	2008	2007	2006

	(Unaudited)
Net income	$271,436	$562,309	$280,874
Capital and surplus	904,376	1,846,170	1,862,338

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below. During the year ended December 31, 2008, the Company paid dividends in the amount of $1,772,293 to its parent company, GWL&A Financial, in part using the proceeds received from the sale of its Healthcare business as discussed in Note 2. During the years ended December 31, 2007 and 2006, the Company paid dividends in the amounts of $604,983 and $249,395, respectively.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. Unaudited statutory capital and surplus and net gain from operations at and for the year ended December 31, 2008 were $904,376 and $750,998, respectively. GWLA may pay up to $750,998 (unaudited) of dividends during the year ended December 31, 2009 without the prior approval of the Colorado insurance commissioner. Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

14. Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2008:

	Year Ended December 31, 2008

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	$85,494	($29,923)	$55,571
Unrealized holding gains (losses) arising during the year	(1,431,239)	496,555	(934,684)
Less: reclassification adjustment for (gains) losses realized in net income	38,978	(10,989)	27,989

Net unrealized gains (losses)	(1,306,767)	455,643	(851,124)
Reserve, DAC and VOBA adjustments	254,180	(88,963)	165,217

Net unrealized gains (losses)	(1,052,587)	366,680	(685,907)
Employee benefit plan adjustment	(115,766)	40,518	(75,248)

Other comprehensive income (loss)	($1,168,353)	$407,198	($761,155)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2007:

	Year Ended December 31, 2007

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	$12,317	($4,311)	$8,006
Unrealized holding gains (losses) arising during the year	3,833	(1,342)	2,491
Less: reclassification adjustment for (gains) losses realized in net income	3,098	(1,084)	2,014

Net unrealized gains (losses)	19,248	(6,737)	12,511
Reserve, DAC and VOBA adjustments	(4,013)	1,405	(2,608)

Net unrealized gains (losses)	15,235	(5,332)	9,903
Employee benefit plan adjustment	53,843	(18,845)	34,998

Other comprehensive income (loss)	$69,078	($24,177)	$44,901

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2006:

	Year Ended December 31, 2006

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	($7,805)	$2,732	($5,073)
Unrealized holding gains (losses) arising during the year	(52,398)	18,339	(34,059)
Less: reclassification adjustment for gains (losses) realized in net income	3,535	(1,237)	2,298

Net unrealized gains (losses)	(56,668)	19,834	(36,834)
Reserve, DAC and VOBA adjustments	19,785	(6,925)	12,860

Net unrealized gains (losses)	(36,883)	12,909	(23,974)
Employee benefit plan adjustment	1,521	(532)	989

Other comprehensive income (loss)	($35,362)	$12,377	($22,985)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

15. Net Investment Income and Realized Gains (Losses) on Investments

The following table summarizes net investment income for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Investment income:
Fixed maturity and short-term investments	$766,625	$782,013	$780,272
Equity investments	1,240	2,260	5,794
Mortgage loans on real estate	73,838	66,994	79,316
Policy loans	218,687	205,772	208,511
Limited partnership interests	2,601	10,887	13,818
Interest on funds withheld balances under reinsurance agreements	14,413	21,199	49,952
Change in fair value of an embedded derivative contained in a reinsurance agreement	—	(5,521)	(18,986)
Other, including interest income (expense) from related parties of ($444), $5,240 and $22,505	14,331	71,734	6,986

	1,091,735	1,155,338	1,125,663
Investment expenses	(13,266)	(15,797)	(15,527)

Net investment income	$1,078,469	$1,139,541	$1,110,136

The following table summarizes net realized gains (losses) on investments for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Net realized gains (losses):
Fixed maturity and short-term investments	($30,797)	($9,570)	($8,978)
Equity investments	(4,162)	(48)	(2,768)
Mortgage loans on real estate	2,568	3,202	2,725
Limited partnership interests	1,112	(38)	(835)
Other	9,583	590	(123)
Provision for mortgage impairments, net of recoveries	—	3,836	514

Net realized gains (losses) on investments	($21,696)	($2,028)	($9,465)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

16. General Insurance Expenses

The following table summarizes the components of general insurance expenses for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Compensation	$282,502	$281,670	$251,345
Commissions	118,978	128,003	103,488
Premium and other taxes	25,704	21,366	19,209
Capitalization of DAC	(65,108)	(73,062)	(60,186)
Rent, net of sublease income	3,875	5,752	7,873
Other	63,744	68,697	45,586

Total general insurance expenses	$429,695	$432,426	$367,315

17. Employee Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations for the Defined Benefit Pension Plan or the accumulated post retirement benefit obligation for the Post-Retirement Medical Plan) of its pension plan and post retirement medical plan beginning in its December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”) all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the time of adoption of SFAS No. 158.

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

During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Under the Act, which took effect on January 1, 2006, employers who sponsor post-retirement plans that provide for a prescription drug benefit under Medicare Part D may be entitled to

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

a subsidy payment. In conjunction with the effect of this legislation, the Company amended its post-retirement medical plan, whereby it eliminated the provision of medical benefits for retired employees once they become Medicare eligible.

Prior to the adoption of the measurement provisions of SFAS No. 158 for its year ended December 31, 2008, the Company utilized a November 30 measurement date for the Defined Benefit Pension and Post-Retirement Medical plans. Upon adoption of the measurement provision of SFAS No. 158, the Company changed the measurement date to correspond to the end of its fiscal year, December 31. The impact of adopting the measurement date provisions of SFAS No. 158 was a decrease to stockholder’s equity of $206. Prepaid benefit costs and intangible assets are included in other assets and accrued benefit costs and unfunded status amounts are included in other liabilities in the accompanying consolidated balance sheets.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the under funded status for the Company’s Defined Benefit Pension and Post-Retirement Medical plans as of the years ended December 31, 2008 and 2007:

	Defined benefit pension plan		Post-retirement medical plan

	2008	2007	2008	2007

Change in projected benefit obligation:
Benefit obligation, January 1	$278,246	$300,773	$26,207	$25,647
Service cost	5,743	9,685	1,263	2,050
Interest cost	18,356	17,293	1,254	1,489
Actuarial (gain) loss	23,200	(41,275)	(2,327)	(2,007)
Benefits paid	(10,217)	(8,230)	(1,344)	(971)
Curtailments	(14,165)	—	(8,855)	—
Other	2,220	—	285	—

Benefit obligation, December 31	$303,383	$278,246	$16,483	$26,208

	Defined benefit pension plan		Post-retirement medical plan

	2008	2007	2008	2007

Change in plan assets:
Value of plan assets, January 1	$274,452	$256,533	$—	$—
Actual return (loss) on plan assets	(73,765)	22,849	—	—
Employer contributions	11,500	3,300	1,344	971
Benefits paid	(10,217)	(8,230)	(1,344)	(971)

Value of plan assets, December 31	$201,970	$274,452	$—	$—

	Defined benefit pension plan		Post-retirement medical plan

	2008	2007	2008	2007

Funded (under funded) status at December 31	($101,413)	($3,794)	($16,483)	($26,208)

	Defined benefit pension plan		Post-retirement medical plan

	2008	2007	2008	2007

Amounts recognized in consolidated balance sheets:
Prepaid benefit cost (accrued benefit liability)	$15,507	$7,880	($31,408)	($51,663)
Accumulated other comprehensive income	(116,920)	(11,674)	14,925	25,455

The accumulated benefit obligation for the Defined Benefit Pension Plan was $289,525 and $260,147 at December 31, 2008 and 2007, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2008:

	Defined benefit pension plan		Post-retirement medical plan

	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	($120,948)	($78,616)	$1,834	$1,192
Net prior service (cost) credit	(388)	(252)	13,091	8,509
Net transition asset (obligation)	4,416	2,870	—	—

	($116,920)	($75,998)	$14,925	$9,701

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2009:

	Defined benefit pension plan		Post-retirement medical plan

	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	($10,655)	($6,926)	$—	$—
Net prior service (cost) credit	(88)	(57)	1,650	1,072
Net transition asset (obligation)	1,514	984	—	—

	($9,229)	($5,999)	$1,650	$1,072

The expected benefit payments for the Company’s Defined Benefit Pension and Post-Retirement Medical Plans for the years indicated are as follows:

	Defined benefit pension plan	Post-retirement medical plan

2009	$12,235	$1,634
2010	12,127	1,703
2011	12,496	1,767
2012	13,231	1,776
2013	13,800	1,710
2014 through 2018	80,769	7,581

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 includes the following components:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	Defined benefit pension plan

	2008	2007	2006

Components of net periodic (benefit) cost:
Service cost	$5,743	$9,685	$9,406
Interest cost	18,356	17,293	15,970
Expected return on plan assets	(20,499)	(20,166)	(16,835)
Amortization of transition obligation	(1,514)	(1,514)	(1,514)
Amortization of unrecognized prior service cost	120	218	462
Amortization of loss from earlier periods	679	4,877	5,447

Net periodic cost	$2,885	$10,393	$12,936

	Post-retirement medical plan

	2008	2007	2006

Components of net periodic (benefit) cost:
Service cost	$1,263	$2,050	$1,851
Interest cost	1,254	1,489	1,309
Amortization of unrecognized prior service cost	(2,169)	(3,727)	(3,727)
Amortization of loss from earlier periods	85	651	633

Net periodic cost	$433	$463	$66

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan for the years ended December 31, 2008, 2007 and 2006:

	Defined benefit pension plan

	2008	2007	2006

Discount rate	6.40%	6.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.94%	3.19%	3.19%

	Post-retirement medical plan

	2008	2007	2005

Discount rate	6.40%	6.75%	5.75%

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Post- Retirement Medical Plan. For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2016.

The following table presents what a one-percentage-point change would have on assumed healthcare cost trend rates:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	One percentage point increase	One percentage point decrease

Increase (decrease) on total service and interest cost on components	$2,863	($2,221)
Increase (decrease) on post-retirement benefit obligation	345	(296)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2008 and 2007:

	December 31,

	2008	2007

Equity securities	62%	73%
Debt securities	30%	25%
Other	8%	2%

Total	100%	100%

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2009:

December 31, 2009

Equity securities	25% - 75%
Debt securities	25% - 75%
Other	0% - 15%

Management estimates the value of these investments will be recoverable. The Company does not expect any plan assets to be returned to it during the year ended December 31, 2009. The Company made a contribution in the amount of $11,500 to its Defined Benefit Pension Plan during the year ended December 31, 2008. The Company expects to contribute approximately $1,634 to its Post-Retirement Medical Plan during the year ended December 31, 2009. The Company will make a contribution at least equal to the minimum contribution of $8,625 to its Defined Benefit Pension Plan during the year ended December 31, 2009.

During the second quarter of 2008, the Company recorded defined benefit pension plan costs of $672 and post-retirement medical plan benefits of $19,346 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare segment.

The investment objective of the Defined Benefit Pension Plan is to provide a risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that the Company believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.

Supplemental executive retirement plans - The Company also provides supplemental executive retirement plans to certain key executives. These plans provide key executives with certain benefits upon retirement, disability or death based upon total compensation. The Company has purchased individual life insurance policies with respect to each employee covered by this plan. The Company is the owner and beneficiary of the insurance contracts. The Company’s expense for these plans was $4,214, $4,869 and $4,942 for the years ended December 31, 2008, 2007 and 2006, respectively. The liability associated with these plans was $45,765 and $41,676 at December 31, 2008 and 2007, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following tables summarize changes in the benefit obligations, plan assets and funded status for the Company’s Supplemental Executive Retirement Plans for the years ended December 31, 2008 and 2007:

	2008	2007

Change in projected benefit obligation:
Benefit obligation, January 1	$41,676	$46,085
Service cost	665	1,044
Interest cost	2,735	2,589
Actuarial (gain) loss	3,578	(6,136)
Regular benefits paid	(1,761)	(1,906)
Special termination benefits	2,053	—
Curtailments	(3,181)	—

Benefit obligation, December 31	$45,765	$41,676

	December 31,

	2008	2007

Change in plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	1,761	1,906
Benefits paid	(1,761)	(1,906)

Fair value of plan assets, December 31	$—	$—

	December 31,

	2008	2007

Underfunded status	($45,765)	($41,676)
Accumulated other comprehensive expense (income)	(7,676)	(7,368)

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2008:

	Gross	Net of tax

Net prior service (cost) credit	($2,755)	($1,790)
Net gain (loss)	(4,921)	(3,199)

	($7,676)	($4,989)

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs for the Supplemental Executive Retirement Plans during the year ended December 31, 2009:

	Gross	Net of tax

Net prior service (cost) credit	$675	$439
Net gain (loss)	—	—

	$675	$439

The expected benefit payments for the Company’s Supplemental Executive Retirement Plans for the years indicated are estimated as follows:

2009	$2,100
2010	2,273
2011	2,518
2012	2,514
2013	2,509
2014 through 2018	17,944

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Net periodic cost of the Supplemental Executive Retirement Plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 includes the following components:

	Year Ended December 31,

	2008	2007	2006

Components of net periodic (benefit) cost:
Service cost	$665	$1,044	$964
Interest cost	2,735	2,589	2,564
Amortization of unrecognized prior service cost	814	986	1,024
Amortization of loss from earlier periods	—	250	390

Net periodic cost	$4,214	$4,869	$4,942

The following table presents the assumptions used in determining benefit obligations for the Supplemental Executive Retirement Plans for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Discount rate	6.40%	6.75%	5.75%
Rate of compensation increase	6.00%	6.00%	6.00%

During the second quarter of 2008, the Company recorded supplemental executive retirement plan costs of $1,833 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare segment.

Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan, which provides eligible participants with the opportunity to defer up to 50% of base compensation. The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999. For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions. Company contributions for the years ended December 31, 2008, 2007 and 2006 were $7,384, $9,573 and $8,825, respectively.

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $16,752 and $17,934 at December 31, 2008 and 2007, respectively. The participant deferrals earned interest at the average rates of 7.06% and 6.50% during the years ended December 31, 2008 and 2007, respectively. The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.41% to 8.30% for retired participants. Interest expense related to this plan was $1,224, $1,261 and $1,295 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in general insurance expenses in the consolidated statements of income.

The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program. Under this program, participants may defer compensation and earn interest on the amounts deferred. The program is not qualified under Section 401 of the Internal Revenue Code. Effective January 1, 2005, this program no longer accepted participant deferrals. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $4,369 and $5,257 at December 31, 2008 and 2007, respectively. The participant deferrals earned interest at the average rate of 4.5% and 4.6% during the years ended December 31, 2008

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

and 2007, respectively. The interest rate is based on an annual rate determined by the Company. The interest expense related to this plan was $233, $258 and $269 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in general insurance expense in the consolidated statements of income.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions. The program is not qualified under Section 401 of the Internal Revenue Code. Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $9,238 and $14,533 at December 31, 2008 and 2007, respectively. Unrealized (losses) gains on invested participant deferrals were ($3,709), $997 and $1,556 for the years ended December 31, 2008, 2007 and 2006, respectively.

18. Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,

	2008	2007	2006

Current	$14,828	$60,813	$35,892
Deferred	81,010	57,978	36,711

Total income tax provision from continuing operations	$95,838	$118,791	$72,603

The following table presents reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.4%)	(1.6%)	(2.5%)
Tax credits	(2.5%)	(2.8%)	(4.8%)
State income taxes net of federal benefit	1.1%	0.5%	0.7%
Provision for policyholders’ share of earnings on participating business	(13.2%)	2.0%	1.2%
Prior period adjustment	(0.3%)	1.4%	(1.8%)
Other, net	(1.0%)	(1.4%)	0.4%

Effective federal income tax rate from continuing operations	17.7%	33.1%	28.2%

Included above in the provision for policyholder’s share of earnings on participating business is the $207,785 decrease in undistributed earnings on participating business as discussed in Note 4.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $87,427 increase in the liability for unrecognized tax benefits, of which $6,195 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, $4,505 was accounted for as a reduction to a liability previously accounted for under Statement of Financial Accounting

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Standards No. 5 “Accounting for Contingencies”, and $76,727 was accounted for as an increase related to temporary items. During the year ended December 31, 2008, the Company recognized $6,600 in unrecognized tax benefits relating to FIN 48. The Company does not expect any material changes relating to unrecognized tax benefits within the next twelve months.

A reconciliation of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

Balance, January 1, 2007	$87,427
Additions for tax positions in the current year	3,957
Additions for tax positions in prior years	21,749
Reductions for tax positions in prior years	(51,847)

Balance, December 31, 2007	61,286
Additions for tax positions in the current year	6,600
Reductions for tax positions in current year	(1,935)
Additions for tax positions in prior years	17,349
Reductions for tax positions in prior years	(23,221)

Balance, December 31, 2008	$60,079

Included in the unrecognized tax benefits of $60,079 at December 31, 2008 was $5,126 of tax benefits that, if recognized, would increase the annual effective tax rate. Also included in the balance at December 31, 2008 is $54,953 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense. The Company recognized approximately $6,916 and $1,300 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2008 and 2007, respectively. The Company had approximately $12,548 and $5,632 accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

The Company files income tax returns in the U.S federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S federal, state and local income tax examinations by tax authorities for years 2004 and prior. The Company has been notified by the IRS that they will soon begin an examination; however the specific companies and tax years to be audited have not been determined. The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2009. Also, the Company does not expect significant increases or decreases relating to state and local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	December 31,

	2008		2007

	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Policyholder reserves	$—	$105,049	$—	$13,443
Deferred acquisition costs	—	144,069	—	55,081
Investment assets	542,104	—	—	37,360
Policyholder dividends	20,298	—	30,750	—
Net operating loss carryforward	267,074	—	220,032	—
Pension plan accrued benefit liability	39,571	—	—	—
Goodwill	—	19,833	—	—
Other	—	22,297	54,564	—

Total deferred taxes	$869,047	$291,248	$305,346	$105,884

Amounts presented for investment assets above include $400,339 and ($3,082) related to the net unrealized losses (gains) on the Company’s fixed maturity and equity investments, which are classified as available-for-sale at December 31, 2008 and 2007, respectively.

As discussed in Note 1, the Company completed an in depth analysis of its deferred tax balances during 2008 and identified deferred tax balances aggregating $43,914 that required correction.  The prior period adjustment represents the correction of deferred tax balances related to previous years.  The adjustment was not considered to be material to beginning retained earnings or to any individual prior period.

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

The Company has federal net operating loss carry forwards generated by a subsidiary that files an income tax return separate from the GWL&A Financial consolidated federal income tax return. As of December 31, 2008, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount

2025	$371,058
2026	113,002
2027	136,443
2028	102,249

Total	$722,752

Included in due from parent and affiliates at December 31, 2008 and 2007 is $37,097 and $31,376, respectively, of income taxes receivable from GWL&A Financial related to the consolidated income tax return filed by the Company and certain subsidiaries. Included in the consolidated balance sheets at December 31, 2008 and 2007 is $31,205 and $135 of income taxes receivable in other assets related to the separate federal income tax returns filed by certain subsidiaries, state income tax returns and unrecognized tax benefits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

19. Segment Information

The Company has three business segments: Individual Markets, Retirement Services and Other. The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life. The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

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

The following tables summarize segment financial information for the year ended and as of December 31, 2008:

	Year Ended December 31, 2008

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	$377,525	$2,291	$145,321	$525,137
Fee income	55,852	368,536	4,833	429,221
Net investment income	692,193	351,585	34,691	1,078,469
Net realized gains (losses) on investments	(11,500)	(10,165)	(31)	(21,696)

Total revenues	1,114,070	712,247	184,814	2,011,131

Benefits and expenses:
Policyholder benefits	889,967	229,948	(172,327)	947,588
Operating expenses	108,702	324,500	88,996	522,198

Total benefits and expenses	998,669	554,448	(83,331)	1,469,786

Income from continuing operations before income taxes	115,401	157,799	268,145	541,345
Income tax expense	35,846	41,023	18,969	95,838

Income from continuing operations	$79,555	$116,776	$249,176	$445,507

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

	December 31, 2008

	Individual Markets	Retirement Services	Other	Total

Assets:
Investments	$10,653,738	$5,935,760	$1,492,175	$18,081,673
Other assets	1,678,000	934,902	235,023	2,847,925
Separate account assets	4,718,758	10,403,185	—	15,121,943

Assets from continuing operations	17,050,496	17,273,847	1,727,198	36,051,541
Assets from discontinued operations				124,089

Total assets	$17,050,496	$17,273,847	$1,727,198	$36,175,630

The following tables summarize segment financial information for the year ended and as of December 31, 2007:

	Year Ended December 31, 2007

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	($1,027,417)	$4,729	$165,421	($857,267)
Fee income	69,535	388,959	4,771	463,265
Net investment income	759,037	350,382	30,122	1,139,541
Net realized gains (losses) on investments	(8,081)	4,885	1,168	(2,028)

Total revenues	(206,926)	748,955	201,482	743,511

Benefits and expenses:
Policyholder benefits	(577,592)	224,413	128,315	(224,864)
Operating expenses	190,721	338,677	80,311	609,709

Total benefits and expenses	(386,871)	563,090	208,626	384,845

Income (loss) from continuing operations before income taxes	179,945	185,865	(7,144)	358,666
Income tax expense	59,863	58,474	454	118,791

Income (loss) from continuing operations	$120,082	$127,391	($7,598)	$239,875

	December 31, 2007

	Individual Markets	Retirement Services	Other	Total

Assets:
Investments	$11,157,282	$5,899,077	$2,326,324	$19,382,683
Other assets	1,230,189	650,426	256,498	2,137,113
Separate account assets	4,607,371	13,482,613	—	18,089,984

Assets from continuing operations	16,994,842	20,032,116	2,582,822	39,609,780
Assets from discontinued operations				724,766

Total assets	$16,994,842	$20,032,116	$2,582,822	$40,334,546

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The following table summarizes segment financial information for the year ended December 31, 2006:

	Year Ended December 31, 2006

	Individual Markets	Retirement Services	Other	Total

Revenue:
Premium income	$446,662	$10,661	$125,129	$582,452
Fee income	42,780	293,784	4,808	341,372
Net investment income	766,350	304,139	39,647	1,110,136
Net realized losses on investments	(3,561)	(5,105)	(799)	(9,465)

Total revenues	1,252,231	603,479	168,785	2,024,495

Benefits and expenses:
Policyholder benefits	1,010,613	194,928	115,180	1,320,721
Operating expenses	100,845	274,223	72,061	447,129

Total benefits and expenses	1,111,458	469,151	187,241	1,767,850

Income (loss) from continuing operations before income taxes	140,773	134,328	(18,456)	256,645
Income tax expense	48,648	30,181	(6,226)	72,603

Income (loss) from continuing operations	$92,125	$104,147	($12,230)	$184,042

20. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. Options are granted with exercise prices not less than the average market price of the shares on the five days preceding the date of the grant. Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options. The Lifeco plan provides for the granting of options with varying terms and vesting requirements, with vesting commencing on the first anniversary of the grant and expiring ten years from the date of grant.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006, applying the modified prospective transition method of adoption.

The following table presents information regarding the share-based compensation expense the Company recognized during the years ended December 31, 2008, 2007 and 2006. Share-based compensation expense of continuing operations is included in general insurance expenses in the consolidated statements of income. Share-based compensation expense of discontinued operations is included in income from discontinued operations in the consolidated statements of income.

	Year ended December 31,

	2008	2007	2006

Continuing operations	$3,143	$3,816	$4,525
Discontinued operations	1,980	—	—

	$5,123	$3,816	$4,525

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The Lifeco plan contains a provision that permits a retiring option holder with unvested stock options on the date of retirement to continue to vest in them after retirement for a period of up to five years. Upon the retirement of an option holder with unvested options, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time. At December 31, 2008, the Company had $4,348, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through 2015. The weighted average period over which these costs will be recognized in earnings is 2.3 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2008. The options granted relate to underlining stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted Average

	Shares Under Option	Exercise Price (Whole Dollars)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value [1]

Outstanding, January 1, 2008	4,548,111	$21.85
Granted	535,000	25.18
Exercised	(669,370)	10.81
Cancelled/expired	(96,200)	29.21

Outstanding, December 31, 2008	4,317,541	19.47	5.3	$8,444

Vested and expected to vest, December 31, 2008	4,292,598	$19.44	5.3	$8,444

Exercisable, December 31, 2008	3,162,141	$16.84	4.1	$8,444

¹ The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2008 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents other information regarding stock options under the Lifeco plan during the year ended December 31, 2008:

Year Ended December 31, 2008

Weighted average fair value of options granted	$2.83
Intrinsic value of options exercised [1]	11,280
Fair value of options vested	4,383

¹ The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Thousands)

The fair value of each option granted during the year ended December 31, 2008 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	3.76%
Expected volitility	14.81%
Risk free interest rate	3.36%
Expected duration (years)	8.0

21. Obligations Relating to Debt and Leases

The Company enters into operating leases primarily for the rental of office space. The following table shows, as of December 31, 2008, scheduled related party debt principal repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2009 through 2013 and thereafter:

Year Ended December 31,	Related Party Notes	Operating Leases	Total Debt and Lease Obligations

2009	$—	$16,402	$16,402
2010	—	8,899	8,899
2011	—	1,322	1,322
2012	—	831	831
2013	—	166	166
Thereafter	528,400	4	528,404

22. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent upon various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted statutory net worth of $900,000 plus 50% of its statutory net income, if positive, for each quarter ending after June 30, 2008. The Company had no borrowings under the credit facility at either December 31, 2008 or 2007 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at December 31, 2008 and 2007 were $49,334 and $97,201, respectively, all of which is due within one year from the dates indicated.

23. Subsequent Event

On February 9, 2009, the Company’s Board of Directors declared a dividend in the amount of $24,682 to be paid during the first quarter of 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the year ended December 31, 2008

Operations:	Individual Markets	Retirement Services	Other	Total

Deferred acquisition costs	$255,148	$403,172	$—	$658,320
Future policy benefits, losses, claims and expenses	11,151,558	6,568,078	320,641	18,040,277
Unearned premium reserves	65,371	—	—	65,371
Other policy claims and benefits payable	657,352	306	25,264	682,922
Premium income	377,525	2,291	145,321	525,137
Net investment income	692,193	351,585	34,691	1,078,469
Benefits, claims, losses and settlement expenses	889,967	229,948	(172,327)	947,588
Amortization of deferred acquisition costs	21,081	34,470	—	55,551
Other operating expenses	87,621	290,030	88,996	466,647

	As of and for the year ended December 31, 2007

Operations:	Individual Markets	Retirement Services	Other	Total

Deferred acquisition costs	$143,839	$252,984	$—	$396,823
Future policy benefits, losses, claims and expenses	11,044,711	5,990,779	277,220	17,312,710
Unearned premium reserves	63,985	—	—	63,985
Other policy claims and benefits payable	852,505	267	—	852,772
Premium income	(1,027,417)	4,729	165,421	(857,267)
Net investment income	759,037	350,382	30,122	1,139,541
Benefits, claims, losses and settlement expenses	(577,592)	224,413	128,315	(224,864)
Amortization of deferred acquisition costs	104,345	24,230	—	128,575
Other operating expenses	86,376	314,447	80,311	481,134

	For the year ended December 31, 2006

Operations:	Individual Markets	Retirement Services	Other	Total

Premium income	$446,662	$10,661	$125,129	$582,452
Net investment income	766,350	304,139	39,647	1,110,136
Benefits, claims, losses and settlement expenses	1,010,613	194,928	115,180	1,320,721
Amortization of deferred acquisition costs	23,785	20,739	—	44,524
Other operating expenses	77,060	253,484	72,061	402,605

Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A(T).
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used criteria set forth in “Internal Control - Integrated Framework” issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.
Other Information

None.

Part III

Item 10.
Directors and Executive Officers of the Registrant

10.1 Identification of Directors

Director	Age	Served as a Director from	Principal Occupations(s) for Last Five Years

James Balog 1 2 4 5 6	80	1993	Corporate Director

John L. Bernbach 4 5 6	65	2006	Chairman and CEO, The Berbach Group, Inc., previously Partner, Barnet-Bernbach-Cardune, LLC

Orest T. Dackow 1 2 4 8	72	1991	Corporate Director

Director	Age	Served as a Director from	Principal Occupations(s) for Last Five Years

Andre Desmarais, O.C. 1 2 4 6 7 8	52	1997	President and Co-Chief Executive Officer, Power Corporation; Deputy Chairman, Power Financial Corporation

Paul Desmarais, Jr. 1 2 4 6 7 8	54	1991	Chairman, and Co-Chief Executive Officer, Power Corporation; Chairman, Power Financial Corporation

Mitchell T.G. Graye 1 2	53	2008	President and Chief Executive Officer of the Company since 2008

Kevin P. Kavanagh, CM 1 3 8	76	1986	Corporate Director; Chancellor Emeritus, Brandon University

Alain Louvel [3]	63	2006	Corporate Director; previously Head of Risk, BNP Paribas

William Mackness 1 2 5	70	1991	Corporate Director

Raymond L. McFeetors 1 2 4 6 8	64	2006	Chairman of the Board of the Company; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Jerry E.A. Nickerson 3 8	72	1994	Chairman of the Board, H.B.Nickerson & Sons Limited (a management holding company)

David A. Nield 1 2 8	70	2003	Corporate Director

R. Jeffrey Orr 1 2 4 6 8	50	2005	President and Chief Executive Officer, Power Financial Corporation since 2005; previously President and Chief Executive Officer of IGM Financial Inc.

Michel Plessis-Bélair, F.C.A. 3 8	66	1991	Vice Chairman, Power Corporation; previously Executive Vice President and Chief Financial Officer, Power Financial Corporation

Philip K. Ryan 1 2 3 8	53	2008

Executive Vice President and Chief Financial Officer, Power Corporation since January 2008; Executive Vice President and Chief Financial Officer, Power Financial Corporation since January 2008, previously Chief Financial Officer, Credit Suisse Group

Brian E. Walsh 1 2 3 4 6	55	1995	Managing Partner, Qvan Capital, LLC (a merchant banking company)

[1]	Member of the Executive Committee

[2]	Member of the Investment and Credit Committee

[3]	Member of the Audit Committee

[4]	Member of the Compensation Committee

[5]	Member of the Conduct Review Committee

[6]	Member of the Governance and Nominating Committee

[7]	Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers

[8]	Also a director of Great-West Life

Unless otherwise indicated, all of the directors have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of directors are confirmed annually.

The following is a list of directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies (other than the Company) registered under the Investment Company Act of 1940.

A. Desmarais	BELLUS Health Inc.
P. Desmarais, Jr.	TOTAL S.A.

10.2 Identification of Executive Officers

Director	Age	Served as a Director from	Principal Occupations(s) for Last Five Years

Mitchell T.G. Graye President and Chief Executive Officer	53	1997	President and Chief Executive Officer of the Company

Charles P. Nelson President, Great-West Retirement Services	48	2008	President, Great-West Retirement Services of the Company

S. Mark Corbett Executive Vice President and Chief Investment Officer	49	2008	Executive Vice President and Chief Investment Officer of the Company

Robert K. Shaw Executive Vice President, Individual Markets	53	2008	Executive Vice President, Individual Markets of the Company

James L. McCallen Senior Vice President and Chief Financial Officer	58	2008	Senior Vice President and Chief Financial Officer of the Company

Graham R. McDonald Senior Vice President, Corporate Resources	62	2008	Senior Vice President, Corporate Resources of the Company

Scot A. Miller Senior Vice President, GWL&A Systems	50	2008	Senior Vice President, GWL&A Systems of the Company

Richard G. Schultz Senior Vice President, General Counsel and Secretary	48	2008	Senior Vice President, General Counsel and Secretary

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

10.3 Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to its senior financial officers, as well as to other officers and employees. All of the items identified as elements of a “code of ethics” as defined in Securities and Exchange Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code. A copy of the Code is available without charge upon written request to Beverly A. Byrne, Chief Compliance Officer, 8525 East Orchard Road, Greenwood Village, Colorado 80111.

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

The executive compensation program adopted by the Company and applied to the executive officers (including the Named Executive Officers) is designed to support the primary objective of generating added value for shareholders and policyholders over the long term. The Compensation Committee of the Board of Directors of the Company oversees the executive compensation program. The Board and the Compensation Committee recognize the importance of executive compensation decisions to the management and shareholders of the Corporation, and have given careful consideration to the process which is followed to make decisions.

The main objectives of the executive compensation program are to:

•	attract, retain and reward qualified and experienced executives who will contribute to the success of the Company;

•	motivate executive officers to meet annual corporate, divisional, and individual performance goals; and

•	enhance long-term shareholder and policyholder value.

More specifically, the executive compensation program is designed to reward the following:

•	excellence in crafting and executing strategies that will produce significant value for the shareholders and policyholders over the long term;

•	management vision and an entrepreneurial approach;

•	quality of decision-making;

•	strength of leadership;

•	record of performance over the long term; and

•	initiating and implementing transactions and activities that create shareholder and policyholder value.

In designing and administering the individual elements of the executive compensation program, the Compensation Committee strives to balance short-term and long-term incentive objectives and to apply prudent judgment in establishing performance criteria, evaluating performance, and determining actual incentive awards. The total compensation of each Named Executive Officer is reviewed by the Compensation Committee from time to time for market competitiveness, and reflects each Named Executive Officer’s job responsibilities, experience and proven and/or expected performance.

The executive compensation programs consist of four primary components:

•	base salary;

•	annual incentive bonus;

•	options for Lifeco common shares; and

•	retirement benefits.

The primary role of each of these components is presented in the table below:

ELEMENT	PRIMARY ROLE

Base Salary	Reflect skills, competencies, experience and performance appraisal of the Named Executive Officers

Annual Incentive Bonus	Reflect performance for the year

Long-Term Incentive (Lifeco Stock Option Plan)	Link interests of Named Executive Officers with interests of the shareholders

Retirement Benefits	Provide for appropriate replacement income upon retirement based on years of service with the Company

Base salary, annual incentive bonus and retirement benefits are determined by the Compensation Committee for the executive officers (including the Named Executive Officers) other than the President and Chief Executive Officer, whose base salary and annual incentive bonus are recommended by the Compensation Committee for approval by the Board of Directors. The long-term compensation component in the form of options for Lifeco common shares is determined and administered by Lifeco’s Compensation Committee. For the Named Executive Officers, the annual incentive bonus and stock option components are an essential part of their compensation.

The President and Chief Executive Officer participates in the compensation setting process for the other Named Executive Officers by evaluating individual performance, establishing individual performance targets and objectives and recommending salary levels.

2.	Base Salary

Base salaries for the Named Executive Officers are set annually, taking into account the individual’s job responsibilities, experience and proven or expected performance, as well as market conditions. The Company gathers market data in relation to the insurance and financial services industries and also considers surveys prepared by external professional compensation consultants such as Tower Perrin, Hewitt, Mercer and McLagan Partners with regard to peer groups in these industries.

3.	Bonuses

(a)	Annual Incentive Bonus Plan

To relate the compensation of the Named Executive Officers to the performance of the Company, an annual incentive bonus plan is provided. Target objectives are set annually, and may include earnings, expense or sales targets of the Company and/or a business unit of the Company or specific individual objectives related to strategic initiatives, acquisition related integration or synergy achievements.

These objectives are designed to be integrated with the Company’s overall goals and initiatives. These targets are set high enough to drive performance while still being reasonable in terms of the likelihood of being met if individuals perform to the levels expected by the Company. See Section 11.5 below for information on the participation of the Named Executive Officers in the Annual Incentive Bonus Plan and a further description of the terms of the Annual Incentive Bonus Plan.

(b)	Special Bonuses

From time to time, special bonuses may be provided related to significant projects such as acquisitions or dispositions or for retention purposes. See Footnotes (3), (4) and (5) to the Summary Compensation Table (Section 11.4) for a description of special bonuses paid to the Named Executive Officers in 2008.

4.	Stock Options

To provide a long-term component to the executive compensation program, the Named Executive Officers participate in Lifeco’s Stock Option Plan (the “Lifeco Option Plan”).

While the Company’s Compensation Committee makes recommendations from time to time with respect to the granting of Lifeco options, Lifeco’s Compensation Committee is responsible for the granting of options to participants under the Lifeco Option Plan. Lifeco options are not granted on a fixed schedule. Options are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco or the Company.

The duties, responsibilities and contributions of participants to the success of the Company are taken into account when the Lifeco Compensation Committee determines whether, and how many, new option grants should be made. Stock options granted in 2008 reflect a consideration of these criteria. The granting of options is subject to the terms and conditions contained in the Lifeco Stock Option Plan, and any additional terms and conditions fixed by the Lifeco Compensation Committee at the time of the grant.

See Section 11.5 below for information on the participation of the Named Executive Officers in the Lifeco Option Plan and a further description of the terms of the Lifeco Option Plan.

The Compensation Committees of the Company and Lifeco believe that long-term incentives in the form of stock options, with delayed vesting provisions, play an important part in retaining key executive officers and in aligning the interests of the executive officers with those of the shareholders, and in contributing to the achievement of the results that have been attained by the Company.

5.	Pension Benefits

(a)	Defined Benefit Plan

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

All employees, including the Named Executive Officers, may participate in the Company’s qualified defined contribution 401(k) Plan (the “401(k) Plan”). Under the 401(k) Plan, employees may make contributions of between 1% and 50% of base salary, subject to applicable Internal Revenue Service (“IRS”) limits. For employees participating in the Defined Benefit Plan, the Company matches 50% of the first 5% of pre-tax and/or Roth contributions. For employees who do not participate in the Defined Benefit Plan, the Company matches 50% of the first 8% of pre-tax and/or Roth contributions. The 401(k) Plan offers a variety of investment options, including variable funds, collective funds, guaranteed certificate funds, Lifeco common shares (company matching contributions only) and a self-directed investment option.

6.	Nonqualified Deferred Compensation

To provide market competitive compensation to certain key executives, the Company also has a nonqualified deferred compensation plan (“NDCP”) and a nonqualified executive deferred compensation plan (“EDCP”). See Section 11.9 below for information on the participation of the Named Executive Officers in these plans and a description of the terms of the plans.

7.	Perquisites Program

The Company has a limited perquisites program in which the Named Executive Officers participate.

A perquisites account of up to $5,500 is available to the Named Executive Officers for reimbursement of expenses such as club dues, employee recognition or other miscellaneous expenses. In addition, these Named Executive Officers have available a one time membership perquisite of up to $10,000.

The President and Chief Executive Officer receives a yearly car lease benefit. Executive Vice Presidents and the Chief Financial Officer receive a fixed car allowance of $800 per month and Senior Vice Presidents receive a fixed car allowance of $600 per month. For individuals promoted during the year, the car allowance for the year is prorated based on the different benefits applicable to the two positions held.

11.2	COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation and Analysis be included in this Form 10-K.

Compensation Committee Members:

R. J. Orr (Chairman)
J. Balog
J.L. Bernbach
O.T. Dackow
A. Desmarais
P. Desmarais, Jr.
R.L. McFeetors
B.E. Walsh

11.3	COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no inter-relationships as described in the applicable regulation.

11.4	SUMMARY COMPENSATION TABLE

The following table sets out compensation paid by the Company to the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2008; (ii) were the other three most highly compensated executive officers of the Company at December 31, 2008; and (iii) would have been one of the other three most highly compensated executive officers but were no longer serving as an executive officer at December 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)		Option Awards ($)(6)	Non- Equity Incentive Plan Compen- sation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (8)	All Other Compen- sation ($)(9)	Total ($)

Raymond L. McFeetors, President and Chief Executive Officer (2)	2008	225,844	2,000,000	(4)	—	—	—	161,082	2,386,926
	2007	560,000	—		—	—	—	156,320	716,320
	2006	532,984	—		—	—	—	141,992	674,976
Mitchell T. G. Graye, President and Chief Executive Officer	2008	788,333	300,000	(3)	291,760	1,062,500	262,256	693,727	4,898,576
			1,500,000	(4)
	2007	658,750	—		291,760	658,750	0	20,500	1,629,760
	2006	640,000	—		403,920	480,000	317,835	19,825	1,861,580
James L. McCallen, Senior Vice President and Chief Financial Officer	2008	319,130	51,000	(3)	28,640	220,200	158,469	19,598	877,037
			80,000	(4)
Charles P. Nelson, President, Great-West Retirement Services	2008	565,000	92,000	(3)	28,160	452,000	233,822	53,560	1,424,542
	2007	455,334	50,000		—	341,500	0	18,039	864,873
	2006	440,000	100,000		172,560	319,390	220,748	17,845	1,270,543
S. Mark Corbett, Executive Vice President and Chief Investment Officer	2008	389,474	100,000	(3)	51,680	341,000	76,284	19,550	1,017,988
			40,000	(4)
Robert K. Shaw, Executive Vice President, Individual Markets	2008	371,750	—		28,640	251,000	178,239	18,450	848,079
Richard F. Rivers, Executive Vice President, Healthcare	2008	419,458	3,500,000	(4)	—	—	749,820	3,387,126	15,656,404
			7,600,000	(5)
	2007	656,250	—		—	656,250	94,821	22,350	1,429,671
	2006	630,000	—		355,200	472,500	141,160	22,350	1,621,210
Douglas L. Wooden, Executive Vice President, Financial Services	2008	434,804	300,000	(3)	291,760	—	258,733	91,646	1,376,943
	2007	658,750	—		291,760	658,750	0	20,225	1,629,485
	2006	640,000	100,000		291,760	480,000	274,190	20,100	1,806,050

(1)          Effective May 1, 2008: (a) Raymond L. McFeetors retired as President and Chief Executive Officer; (b) Mitchell T.G. Graye was appointed President and Chief Executive Officer (Mr. Graye was formerly Executive Vice President and Chief Financial Officer); and (c) James L. McCallen was appointed Senior Vice President and Chief Financial Officer. Richard F. Rivers and Douglas L. Wooden terminated employment with the Company on June 30, 2008.

(2)          For the period January 1, 2008 to May 1, 2008, in relation to his services to the Company, the Company paid a portion of Mr. McFeetors’ base salary, a special bonus and certain other compensation as set out in the Summary Compensation Table. All other compensation during this period was paid by other operating subsidiaries of Lifeco in respect of services provided to them. Additional information regarding Mr. McFeetors’ compensation can be found in the Management Proxy Circular of Lifeco dated February 23, 2009.

(3)          These were special bonuses paid with respect to the acquisition of Putnam Investments by Lifeco.

(4)          These were special bonuses paid with respect to the sale of the Company’s healthcare business.

(5)          These were special retention bonuses.

(6)          This relates to Lifeco options granted under the Lifeco Option Plan. The amounts reflected are the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R in 2008 (without regard to the estimate of forfeitures related to service based vesting conditions), with respect to all options granted to the Named Executive Officers which vested in 2008. For further information, see Footnote 20 to the Company’s December 31, 2008 Financial Statements contained in Item 8 of this Form 10-K.

(7)		These are bonuses earned under the Annual Incentive Bonus Plan.

(8) The change in pension value and nonqualified deferred compensation earning are as follows:

	(a)	Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $46,610 and a change in actuarial present value under the SERP of $215,646.

	(b)	Mr. McCallen had a change in actuarial present value under the Defined Benefit Plan of $158,469.

(c)

Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $87,319, a change in actuarial present value under the SERP of $141,073 and above market earnings under the EDCP of $5,430. For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 5.35% of total earnings (5.35% being 120% of the applicable federal long-term rate at December 31, 2008).

	(d)	Mr. Corbett had a change in actuarial present value under the Defined Benefit Plan of $76,284.

(e)

Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $108,745, a change in actuarial present value under the SERP of $67,906 and above market earnings under the EDCP of $1,588.

	(f)	Mr. Rivers had a change in actuarial present value under the SERP of $735,672 and above market earnings under the EDCP of $14,148.

(g)

Mr. Wooden had a change in actuarial present value under the Defined Benefit Plan of $61,840, a change in actuarial present value under the SERP of $151,992 and above market earnings under the EDCP of $44,901.

(9) The components of other compensation for each of the Named Executive Officers are as follows:

(a)

Mr. McFeetors received (i) a housing benefit of $116,025 (determined by calculating a lost investment return on the money used by the Company to purchase a house for use by Mr. McFeetors equal to the 30-year agency mortgage backed security rate of 6% in effect on January 24, 2006, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car lease benefit of $9,543; and (iii) $35,514 in directors’ fees.

(b)

Mr. Graye received (i) a payment of $600,000 representing an offset of differential tax treatment with respect to stock options that were granted to him while he was a resident of Canada but which were exercised after his relocation to the United States; (ii) a car allowance/car lease benefit of $13,881; (iii) a perquisites account reimbursement of $5,000; (iv) a 401(k) Plan employer contribution of $5,750; and (v) $69,096 in respect of directors’ fees.

(c)	Mr. McCallen received (i) a car allowance of $8,800; (ii) a perquisites account reimbursement of $5,048; and (iii) a 401(k) Plan employer contribution of $5,750.

(d)

Mr. Nelson received (i) a housing benefit of $33,310 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,000; (iii) a perquisites account reimbursement of $5,500; and (iv) a 401(k) Plan employer contribution of $5,750.

(e)	Mr. Corbett received (i) a car allowance of $8,800; (ii) a perquisites account reimbursement of $5,000; and (iii) a 401(k) plan employer contribution of $5,750.

(f)	Mr. Shaw received (i) a car allowance of $7,200; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $5,750.

(g)

Mr. Rivers received (i) a severance benefit of $3,117,188; (ii) an annual incentive bonus plan termination payment of $249,375; (iii) a continuation of medical coverage benefit of $4,863; (iv) a car allowance of $4,800; (v) a perquisites account reimbursement of $3,150; and (vi) a 401(k) Plan employer contribution of $7,750.

(h)

Mr. Wooden received (i) a housing benefit of $78,517 (determined by calculating a lost investment return on the money used by the Company to purchase a condominium for use by Mr. Wooden equal to the 30-year agency mortgage backed security rate of 5.69% in effect on April 17, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $4,800; (iii) a perquisites account reimbursement of $2,579; and (iv) a 401(k) Plan employer contribution of $5,750.

11.5	GRANTS OF PLAN-BASED AWARDS FOR 2008

1.	Table

The following table sets out information with respect to grants to the Named Executive Officers (other than R.L. McFeetors) under the Annual Incentive Bonus Plan and Lifeco Option Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)

Name	Threshold ($)	Target($)	Maximum ($)

M. T. G. Graye	—	850,000	1,062,500	275,000	(1)	29.22
J.L. McCallen	—	229,734	229,734	100,000	(1)	29.22
C.P. Nelson	—	531,100	531,100	110,000	(2)	26.72
S.M. Corbett	—	389,474	389,474	50,000	(1)	29.22
R.K. Shaw	—	278,813	278,813	—		—

(1)	These options were granted on May 13, 2008.

(2)	These options were granted on March 26, 2008.

2.	Narrative Description of the Annual Incentive Bonus Plan

Under the Annual Incentive Bonus Plan, bonus opportunity is expressed as a percentage of base salary and varies by office. The President and Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents can generally earn bonuses of up to 125%, 100% and 75%, respectively, of base salary if all targets and objectives are met. For individuals promoted during the year, the bonus opportunity for the year is prorated based on the different percentages applicable to the two positions held.

Bonus amounts are established against each target or objective. If objectives are not met, the President and Chief Executive Officer is not entitled to any bonus. Lower bonus amounts may be earned by Executive Vice Presidents and Senior Vice Presidents on partial achievement of bonus objectives.

For 2008:

(i)

the bonus for M.T.G. Graye was based 100% on earnings targets, with an opportunity to earn 100% of annualized year end base salary if targets were met and up to 125% of annualized year end base salary if targets were exceeded by specified amounts;

(ii)

the bonus for J.L. McCallen was based 36% on earnings targets, 20% on expense related targets and 44% on specific individual objectives, with a maximum bonus opportunity of 72% of base salary earned in 2008;

(iii)	the bonus for C.P. Nelson was based 50% on earnings targets and 50% on sales and expense related targets, with a maximum bonus opportunity of 94% of base salary earned in 2008;

(iv)

the bonus for C.M. Corbett was based 50% on earnings targets, 10% on expense related targets and 40% on individual objectives, with a maximum bonus opportunity of 100% of base salary earned in 2008; and

(v)	the bonus for R.K. Shaw was based 50% on earnings targets and 50% on sales related targets, with a maximum bonus opportunity of 75% of base salary earned in 2008.

3.	Narrative Description of the Lifeco Option Plan

Under the Lifeco Option Plan, the Lifeco Compensation Committee sets the exercise price of the options but under no circumstances can it be less than the weighted average trading price per Lifeco common share on the Toronto Stock Exchange for the five trading days preceding the date of the grant.

Options are either regular options or contingent options. Regular options are generally granted in multi-year allotments. Regular options, if granted prior to February, 2007, become exercisable at the rate of 20% per year commencing one year after the date of the grant and, if granted during or after February, 2007, become exercisable over a seven and one-half year period commencing one year after the date of the grant at a rate of 4%, 8%, 14.66%, 14.66%, 14.66%, 14.66%, and 14.66% per year, with the final 14.66% becoming exercisable six months later. Contingent options do not become exercisable unless and until conditions prescribed by the Lifeco Compensation Committee have been satisfied.

Options generally expire ten years after the date of the grant, except that if options would otherwise expire during a blackout period or within ten business days of the end of a blackout period, the expiry date for the options is extended to the tenth business day after the expiry date of the blackout period.

In the event of the death of a participant or the termination of a participant’s employment, then the period within which the options may be exercised is generally reduced depending on the circumstances surrounding the death or termination of employment. Options are not assignable by participants otherwise than by will or pursuant to the laws of succession. Lifeco does not provide any financial assistance to participants to facilitate the purchase of common shares under the Lifeco Option Plan. Subject to any regulatory or shareholder approval required by law, the Lifeco Board of Directors may amend the Lifeco Option Plan or the terms of a grant.

11.6	OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

The following table sets out Lifeco options held by the Named Executive Officers (other than R.L. McFeetors) under the Lifeco Option Plan as of December 31, 2008. Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1/1.07 which was Lifeco’s average rate for the year (the “Conversion Rate”).

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

M.T.G. Graye	125,002	—		10.41	4/26/2010
	80,000	—		16.38	4/25/2011
	100,000	—		18.15	7/9/2013
	168,000	112,000	(1)	27.88	12/13/2015
	—	275,000	(2)	29.22	5/12/2018
J.L. McCallen	32,830	—		16.02	12/3/2011
	20,000	—		18.15	7/9/2013
	—	100,000	(3)	29.22	5/12/2018
C.P. Nelson	120,000	—		16.02	12/3/2011
	4,400	105,600	(4)	34.79	2/27/2017
	—	110,000	(5)	26.72	3/24/2018
S.M. Corbett	80,000	—		16.02	12/3/2011
	20,000	—		18.15	7/9/2013
	3,600	86,400	(6)	34.79	2/27/2017
	—	50,000	(7)	29.22	5/12/2018
R.K. Shaw	100,000	—		16.02	12/3/2011
	20,000	—		18.15	7/9/2013
D.L. Wooden	395,502	—		10.41	4/26/2010
	100,000	—		18.15	7/9/2013
	168,000	112,000	(1)	27.88	12/13/2015

(1) 56,000 of these options vest on each of December 14, 2009 and 2010.

(2) These options vest as follows: 11,000 on May 13, 2009; 22,000 on May 13, 2010; 40,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 40,335 on November 13, 2015.

(3) These options vest as follows: 4,000 on May 13, 2009; 8,000 on May 13, 2010; 14,667 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 14,665 on November 13, 2015.

(4) These options vest as follows: 8,800 on February 28, 2009; 16,132 on each of February 28, 2010, 2011, 2012, 2013 and 2014; and 16,140 on August 28, 2014.

(5) These options vest as follows: 4,400 on March 30, 2009; 8,800 on March 26, 2010; 16,133 on each of March 26, 2011, 2012, 2013, 2014 and 2015; and 16,135 on September 25, 2015.

(6) These options vest as follows: 7,200 on February 28, 2009; 13,199 on each of February 28, 2010, 2011, 2012, 2013 and 2014; and 13,205 on August 28, 2014.

(7) These options vest as follows: 2,000 on May 13, 2009; 4,000 on May 13, 2010; 7,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 7,335 on November 13, 2015.

11.7	OPTION EXERCISES FOR 2008

The following table sets out Lifeco options exercised by the Named Executive Officers (other than R.L. McFeetors) in 2008.

	Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

J.L. McCallen	6,420	78,631

11.8	PENSION BENEFITS FOR 2008

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit Plan	16		237,420	—
	SERP	16		782,107	—
J.L. McCallen	Defined Benefit Plan	34		1,099,604	—
C.P. Nelson	Defined Benefit Plan	26		469,353	—
	SERP	26		490,080	—
S.M. Corbett	Defined Benefit Plan	22		411,171	—
R.K. Shaw	Defined Benefit Plan	31		735,032	—
	SERP	31		403,503	—
R.F. Rivers	SERP	13.5	(1)	948,721	—
D.L. Wooden	Defined Benefit Plan	18		316,232	—
	SERP	18		750,906	—

(1)          Mr. Rivers has 6 actual years of service. He received an additional 7.5 years of credited service in connection with his termination of employment on June 30, 2008.

(2)          The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2008. These amounts are based on pay through December 31, 2008. The assumptions used for these calculations are consistent with actuarial valuations of the plans under Financial Accounting Standards Board Statement No. 87, Employers’ Accounting for Pensions (FAS 87). The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2008, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2008 at the applicable FAS 87 discount rate for December 31, 2008. Benefits calculated under the SERP are the termination benefit.

2.	Narrative Description of the Defined Pension Plan

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

Participants who have terminated service prior to age 65 and who have at least 5 years of service may begin receiving benefits as early as age 55. Benefits that begin prior to age 65 are reduced by approximately 5% for each year prior to age 65. Benefits are not offset by social security benefits or by any amounts received under the Company’s long-term disability plan.

The normal form of benefit for a married participant is a joint and 50% survivor annuity. The normal form of benefit for an unmarried participant is a life only annuity. Other optional forms of pension payment are available on an actuarially equivalent basis.

Narrative Description of the SERP

The SERP is designed to provide retirement benefits to certain key executive officers who are subject to qualified plan compensation limits. At the Company’s discretion, executive officers may be designated to participate in the SERP. Participants in the SERP are generally entitled to benefits if they have 15 or more years of service.

The following describes the retirement benefit amount under the SERP based on age at the time of separation of service.

(1) For participants who separate from service at or after age 62, the normal retirement benefit is equal to 60% of final average compensation if the participant has 30 years of service. The benefit is prorated for less than 30 years of service. Final average compensation is the average of the highest 60 consecutive months of compensation during the last 84 months of employment. Compensation includes salary, bonuses and commissions prior to any deferrals to other benefit plans. Benefits are offset by benefits under the Defined Benefit Plan and 50% of estimated social security benefits as of retirement.

(2) For participants who separate from service between ages 57 and 62, the early retirement benefit is calculated by reducing the bonus used in determining final average compensation by 5/6% for each month prior to age 62 and by further reducing the early retirement benefit by 5/12% for each month prior to age 62. Benefits are offset by benefits under the Defined Benefit Plan and 50% of estimated social security benefits as of age 62.

(3) For participants who separate from service prior to age 57, the termination benefit is equal to 60% of final average salary if the participant has 30 years of service. The benefit is prorated for less than 30 years of service. If the participant has less than 35 years of service, the termination benefit is also reduced by 5% for each of the first three years of service below 35. Final average salary is the average of the highest 60 consecutive months of salary during the last 84 months of employment. Salary includes deferrals of any salary to other benefit plans. Benefits are offset by benefits under the Defined Benefit Plan and 50% of estimated social security benefits payable as of age 62.

Payments under the normal retirement benefit and the early retirement benefit commence upon retirement. Payments under the termination benefit commence at age 62.

The normal form of benefit under the SERP is a life only annuity. Other optional forms of payment are available on an actuarially equivalent basis.

11.9	NONQUALIFIED DEFERRED COMPENSATION FOR 2008

1.	Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last FY($)(1)	Aggregate Earnings in Last FY($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE($)

J.L. McCallen	NDCP	—	(58,757)	—	108,845
C.P. Nelson	EDCP	—	22,813	—	339,828
R.K. Shaw	NDCP	—	(102,623)	—	181,914
	EDCP	58,938	9,834	—	163,973
R.F. Rivers	NDCP	131,250	(89,655)	24,296	121,481
	EDCP	66,500	61,244	351,797	729,691
D.L. Wooden	EDCP	—	188,637	—	2,810,043

(1)          Amounts contributed are included in the Salary column of the Summary Compensation Table.

2.	Narrative Description of the Nonqualified Deferred Compensation Plan and Executive Deferred Compensation Plan

All officers at the level of Vice President and above, and others at the discretion of the Company, are eligible to participate in the NDCP. At the Company’s discretion, executive officers may be designated to participate in the EDCP.

Under the NDCP, a participant may defer a maximum of 100% of base salary and sales related compensation, and 100% of bonus, subject to an overall minimum of $5,000 and maximum of 50% of total compensation. Under the EDCP, a participant may defer a minimum of $2,400 and a maximum of 50% of base salary, and a minimum of the greater of $2,400 or 5%, and a maximum of 100%, of bonus.

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

Amounts deferred under both plans and the earnings from the plans are distributed to a participant upon termination of employment, if not distributed earlier. Under the NDCP, the amounts are generally paid in either a lump sum or installments over 3, 5 or 10 years at the election of the participant. Under the EDCP, the amounts are generally paid in either a lump sum or installments over 5, 10 or 15 years at the election of the participant.

Following a change in control of the Company, the Board of Directors may terminate one or both plans in its discretion and pay all amounts due under a terminated plan to participants. Certain payments following termination of employment or after a change in control may be delayed to comply with requirements under the Internal Revenue Code.

11.10	COMPENSATION OF DIRECTORS FOR 2008

1.	Table

The following sets out compensation earned in 2008 by the Directors identified in part 10.1 of this Form 10-K, and by R. Gratton who retired as a Director on May 15, 2008 and W.T. McCallum who retired as a Director on May 1, 2008.

Name	Fees Earned Or Paid In Cash($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

J. Balog	88,883	45,000	156	134,039
J.L. Bernbach	61,883	45,000	156	107,039
O.T. Dackow	73,883	—	156	74,039
A. Desmarais	28,037	—	—	28,037
P. Desmarais, Jr.	29,907	—	—	29,907
R. Gratton	16,822	—	—	16,822
M.T.G. Graye	40,786	28,310	117	69,213
K.P. Kavanagh	24,299	—	—	24,299
A. Louvel	58,912	45,000	156	104,068
W. Mackness	72,788	42,056	146	114,990
W.T. McCallum	150,035	—	78	150,113
R.L. McFeetors	35,514	—	—	35,514
J.E.A. Nickerson	22,430	—	—	22,430
D.A. Nield	28,037	—	—	28,037
R.J. Orr	41,122	—	—	41,122
M. Plessis-Bélair	22,430	—	—	22,430
P.K. Ryan	39,252	—	—	38,252
B.E. Walsh	80,912	45,000	156	126,068

(1)          These amounts are cash payments and contributions made under the voluntary component of the Great-West Life U.S. Resident Director Deferred Share Unit Plan (“U.S. DSUP”) or the Great-West Life Canadian Resident Deferred Share Unit Plan (“Canadian DSUP”), as applicable. Director fees are paid in the currency of the country of residence of the Director. Amounts paid or contributed in Canadian dollars have been translated to U.S. dollars at the Conversion Rate.

(2)          These amounts represent contributions made by the Company under the mandatory component of the U.S. DSUP or Canadian DSUP, as applicable. Contributions made in Canadian dollars have been translated to U.S. dollars at the Conversion Rate.

(3)          Life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan. Premiums paid in Canadian dollars have been translated to U.S. dollars at the Conversion Rate.

2.	Narrative Description of Directors Compensation

For each Director of the Company who is not also a Director of Great-West Life, the Company pays an annual retainer fee in the amount of $75,000. $45,000 of this retainer is paid in Deferred Share Units of Lifeco (“Deferred Share Units”) under the mandatory component of the U.S. DSUP or Canadian DSUP, as applicable. The remaining $30,000 is available in cash.

A Director serving on the Audit Committee who is not also a Director of Great-West Life receives an additional retainer fee in the amount of $3,000. The Company pays all Directors a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended. The Chairman of the Executive Committee receives an annual fee in the amount of $25,000 and the Chairman of the Investment Committee receives an annual fee in the amount of $20,000 (these fees were received by Mr. Gratton until his retirement and thereafter by Mr. McFeetors). Until his retirement, Mr. McCallum received an annual fee of $400,000 as Vice-Chairman of the Board.

At their option, in lieu of cash payments, Directors may receive additional Deferred Share Units for 50% or 100% of the cash payments under the voluntary component of the U.S. DSUP or Canadian DSUP, as applicable.

Under both the mandatory and voluntary components of the U.S. DSUP and Canadian DSUP the number of Deferred Share Units granted is determined by dividing the amount of remuneration payable to the Director by the weighted average Canadian dollar trading price per Lifeco common share on the Toronto Stock Exchange for the last five trading days of the preceding fiscal quarter (such weighted average trading price being the “value of a Deferred Share Unit”). Directors receive additional Deferred Share Units in respect of dividends payable on the common shares based on the value of a Deferred Share Unit at that time.

Deferred Share Units are redeemable at the time that an individual ceases to be a Director by a lump sum cash payment, based on the value of the Deferred Share Units on the date of redemption. This amount is fully taxable as income in the year in which it is received.

The following are the number of Deferred Share Units held by the Directors, as of December 31, 2008, with respect to contributions made by the Company and/or its subsidiaries.

Name	Deferred Share Units

J. Balog	42,442
J.L. Bernbach	4,161
O.T. Dackow	15,165
A. Desmarais	8,870
P. Desmarais, Jr.	—
R. Gratton	17,866
M.T.G. Graye	3,119
K.P. Kavanagh	—
A. Louvel	4,013
W. Mackness	7,805
W.T. McCallum	—
R.L. McFeetors	3,622
J.E.A. Nickerson	—
D.A. Nield	—
R.J. Orr	4,670
M. Plessis-Bélair	—
P.K. Ryan	810
B.E. Walsh	22,415

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1	Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of February 1, 2009, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6) 68.7% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of February 1, 2009, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

J. Balog	—	—	—
J.L. Bernbach	—	—	—
O.T. Dackow	137,284	—	—
A. Desmarais	103,318	43,200	1,407,720 1,099,500 options
P. Desmarais, Jr.	100,000	—	50,187 1.599,000 options
M.T.G. Graye	5,336 473,002 options	75,000	—
K.P. Kavanagh	20,104 4,000 Preferred (Series D)	—	—
A. Louvel	—	—	—
W. Mackness	21,011	—	—
R.L. McFeetors	1,605,810 1,900,000 options	170,500	3,231
J.E.A. Nickerson	5,000	9,611	8,671
D.A. Nield	18,000 Preferred (Series F)	—	—
R.J. Orr	20,000	400,400 1,209,000 options	20,000
M. Plessis-Bélair	40,000	6,000	162,426 181,000 options
P.K. Ryan	—	28,283 options	28,977 options
B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

M.T.G. Graye	5,336 473,002 Options	75,000	—
J.L. McCallen	13,745 52,830 options	—	—
C.P. Nelson	20,421 137,600 options	—	—
S.M. Corbett	4,600 112,800 options	—	—
R.K. Shaw	32,167 120,000 options	—	—
D.L. Wooden	— 663,502 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

	2,197,295	704,711	1,652,729
	3,459,734 options	1,237,283 options	2,908,477 options
	4,000 Preferred (Series D)
	2,777 Preferred (Series E)
	18,000 Preferred (Series F)

(1)	All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares of Great-West Lifeco Inc.

(2)	All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

(3)	All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.1% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

For the years ended December 31, 2008 and 2007, professional services were performed by Deloitte & Touche LLP (“D&T”). The total fees for these services were $7,600,617 and $5,507,591 for the years ended December 31, 2008 and 2007, respectively, and were composed of the following:

Audit Fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2008 and 2007, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $3,827,837 and $4,205,900, respectively.

Audit Related Fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2008 and 2007 were $426,475 and $502,300, respectively. These services included “SAS 70” internal control reports and audits of the Company’s employee benefit plans.

Tax Fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2008 and 2007 were $522,059 and $210,300, respectively. These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All Other Fees - The aggregate fees for services not included above were $2,824,246 and $589,091, respectively, for the years ended December 31, 2008 and 2007, respectively.

14.2	Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T. Each year, the Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements. The amount of hours expended on D&T’s audit of the Company’s financial statements for 2008 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

3(i)

Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Filed as Exhibit 3(1) to Registrant’s Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended Decfember 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan
Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

Exhibit Number	Title	Page

Description of amendment to the Great-West Lifeco Stock Option Plan
Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference

10.2	Supplemental Executive Retirement Plan
Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

Amendment No. 3 to Supplemental Executive Retirement Plan.
Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

10.3	Executive Deferred Compensation Plan
Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.4	Deferred Share Unit Plan
Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan
Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6	Nonqualified Deferred Compensation Plan
Filed as Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement
Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement
Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

10.9	Bonus and Severance Agreement
Filed herewith

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

Exhibit Number	Title	Page

24	Directors’ Power of Attorney

Directors’ Power of Attorney filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1996; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1997; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2003; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2005; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2006; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2007; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

31.1	Section 302 Certification of the Chief Executive Officer filed herewith

31.2	Section 302 Certification of the Chief Financial Officer filed herewith

32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Mitchell T.G. Graye
Mitchell T.G. Graye, President and Chief Executive Officer

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Mitchell T.G. Graye	March 30, 2009

Mitchell T.G. Graye
President and Chief Executive Officer and a Director

/s/	James L. McCallen	March 30, 2009

James L. McCallen
Senior Vice President and Chief Financial Officer

/s/	Glen R. Derback	March 30, 2009

Glen R. Derback
Senior Vice President and Controller

/s/	James Balog *	March 30, 2009

James Balog, Director

/s/	John L. Bernbach *	March 30, 2009

John L. Bernbach, Director

/s/	Orest T. Dackow *	March 30, 2009

Orest T. Dackow, Director

/s/	André Desmarais *	March 30, 2009

André Desmarais, Director

/s/	Paul Desmarais, Jr. *	March 30, 2009

Paul Desmarais, Jr., Director

/s/	Kevin P. Kavanagh *	March 30, 2009

Kevin P. Kavanagh, Director

/s/	Alain Louvel *	March 30, 2009

Alain Louvel, Director

/s/	William Mackness *	March 30, 2009

William Mackness, Director

/s/	Raymond L. McFeetors *	March 30, 2009

Raymond L. McFeetors, Chairman of the Board

/s/	Jerry E.A. Nickerson *	March 30, 2009

Jerry E.A. Nickerson, Director

/s/	David A. Nield *	March 26 2009

David A. Nield, Director

/s/	R. Jeffrey Orr *	March 30, 2009

R. Jeffrey Orr, Director

/s/	Michel Plessis-Bélair *	March 30, 2009

Michel Plessis-Bélair, Director

	Signature and Title	Date

/s/	Philip K. Ryan *	March 30, 2009

Philip K. Ryan, Director

/s/	Brian E. Walsh *	March 30, 2009

Brian E. Walsh, Director

* By:/s/	Glen R. Derback	March 30, 2009

Glen R. Derback
Attorney-in-fact pursuant to filed Power of Attorney