Form 10-Q
period 2009-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2009-05-07
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

          Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

          Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

          Yes ☐           No ☒

As of May 1, 2009, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

			Page Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 (Unaudited)	3

		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2008 and for the Three Months Ended March 31, 2009 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4T	Controls and Procedures	37

Part II	Other Information		37

	Item 1	Legal Proceedings	37

	Item 1A	Risk Factors	37

	Item 6	Exhibits	38

		Signature	38

Part I	Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2009	December 31, 2008

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,597,393 and $13,394,675)	$12,034,560	$11,973,536
Fixed maturities, held for trading, at fair value (amortized cost $255,067 and $39,803)	256,902	38,834
Mortgage loans on real estate (net of allowances of $8,834 and $8,834)	1,365,489	1,380,101
Equity investments, available-for-sale, at fair value (cost $16,522 and $16,330)	15,194	17,790
Policy loans	3,995,736	3,979,094
Short-term investments, available-for-sale (cost approximates fair value)	485,630	366,370
Limited partnership and limited liability corporation interests	281,565	293,956
Other investments	26,416	31,992

Total investments	18,461,492	18,081,673

Other assets:
Cash	6,210	28,352
Reinsurance receivable	540,637	546,491
Deferred acquisition costs and value of business acquired	732,994	714,031
Investment income due and accrued	164,348	145,775
Premiums in course of collection	3,258	8,309
Deferred income taxes	637,437	577,799
Collateral under securities lending agreements	29,308	43,205
Due from parent and affiliates	59,491	41,793
Goodwill	105,255	105,255
Other intangible assets	32,776	33,824
Other assets	478,014	603,091
Assets of discontinued operations	97,401	124,089
Separate account assets	15,271,683	15,121,943

Total assets	$36,620,304	$36,175,630

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2009	December 31, 2008

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$18,438,946	$18,105,648
Policy and contract claims	286,895	290,288
Policyholders’ funds	301,980	320,320
Provision for policyholders’ dividends	72,407	70,700
Undistributed earnings on participating business	1,257	1,614

Total policy benefit liabilities	19,101,485	18,788,570

General liabilities:
Due to parent and affiliates	545,734	533,870
Repurchase agreements	349,278	202,079
Commercial paper	95,556	97,167
Payable under securities lending agreements	29,308	43,205
Other liabilities	601,573	655,576
Liabilities of discontinued operations	97,401	124,089
Separate account liabilities	15,271,683	15,121,943

Total liabilities	36,092,018	35,566,499

Commitments and contingencies (Note 14)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	758,022	756,912
Accumulated other comprehensive loss	(863,945)	(762,673)
Retained earnings	627,177	607,860

Total stockholder’s equity	528,286	609,131

Total liabilities and stockholder’s equity	$36,620,304	$36,175,630

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Revenues:
Premium income, net of premiums ceded of $6,626 and $4,595	$142,101	$148,755
Fee income	83,894	110,102
Net investment income	281,352	268,975
Net realized gains on investments	2,293	8,134

Total revenues	509,640	535,966

Benefits and expenses:
Life and other policy benefits (net of reinsurance recoveries of $11,366 and $12,828)	144,830	145,056
Increase in future policy benefits	23,805	34,504
Interest paid or credited to contractholders	131,195	126,634
Provision (benefit) for policyholders’ share of earnings on participating business (Note 3)	(66)	(207,560)
Dividends to policyholders	25,596	21,033

Total benefits	325,360	119,667
General insurance expenses	98,750	112,575
Amortization of deferred acquisition costs and value of business acquired	16,651	34,648
Interest expense	9,433	10,273

Total benefits and expenses, net	450,194	277,163

Income from continuing operations before income taxes	59,446	258,803
Income tax expense	15,447	10,810

Income from continuing operations	43,999	247,993
Income from discontinued operations, net of income taxes of $- and $18,549	—	35,004

Net income	$43,999	$282,997

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2008 and Three Months Ended March 31, 2009
(In Thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2008, as restated, see Note 1	$7,032	$747,533	($5,687)	$4,169	$1,282,064	$2,035,111
Net income					1,098,295	1,098,295
Other comprehensive income (loss):
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)

Total comprehensive income						337,140
Impact of adopting SFAS No. 158 measurement date provisions, net of tax					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256

Balances, December 31, 2008	$7,032	$756,912	($691,594)	($71,079)	$607,860	$609,131
Net income					43,999	43,999
Other comprehensive income (loss):
Net change in unrealized gains			(100,040)			(100,040)
Employee benefit plan adjustment				(1,232)		(1,232)

Total comprehensive income						(57,273)
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		673				673
Income tax benefit on stock-based compensation		437				437

Balances, March 31, 2009	$7,032	$758,022	($791,634)	($72,311)	$627,177	$528,286

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net income	$43,999	$282,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	(66)	(207,560)
Amortization of (premiums) accretion of discounts on investments, net	(16,369)	(15,296)
Net realized (gains) losses on investments	(2,293)	(5,626)
Net purchases of trading securities	(215,101)	(21,135)
Interest credited to contractholders	129,396	125,595
Depreciation and amortization	21,368	42,056
Deferral of acquisition costs	(16,612)	(19,805)
Deferred income taxes	11,829	(9,166)
Changes in assets and liabilities:
Policy benefit liabilities	(99,590)	(9,703)
Reinsurance receivable	32,542	(5,831)
Accrued interest and other receivables	(13,522)	(9,658)
Other, net	(84,471)	(90,647)

Net cash provided by (used in) operating activities	(208,890)	56,221

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,014,364	1,567,109
Mortgage loans on real estate	18,478	47,271
Equity investments and other limited partnership interests	15,183	11,574
Purchases of investments:
Fixed maturities available-for-sale	(1,048,606)	(935,329)
Mortgage loans on real estate	(5,600)	(95,190)
Equity investments and other limited partnership interests	(2,971)	(4,591)
Net change in short-term investments	(266,870)	(814,803)
Net change in repurchase agreements	147,199	368,819
Other, net	115,221	(60,308)

Net cash provided by (used in) investing activities	(13,602)	84,552

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Cash flows from financing activities:
Contract deposits	$584,176	$675,372
Contract withdrawals	(347,610)	(534,424)
Change in due to parent and affiliates	(5,834)	29,284
Dividends paid	(24,682)	(299,985)
Net commercial paper borrowings (repayments)	(1,611)	(1,388)
Change in bank overdrafts	(4,526)	(16,353)
Income tax benefit of stock option exercises	437	963

Net cash provided by (used in) financing activities	200,350	(146,531)

Net decrease in cash	(22,142)	(5,758)
Cash, continuing and discontinued operations, beginning of period	28,352	65,436

Cash, continuing and discontinued operations, end of period	6,210	59,678
Less cash, discontinued operations, end of period	—	(9,907)

Cash, end of period	$6,210	$49,771

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$1,417	$2,891
Interest	175	1,016

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	673	828
Fair value of assets acquired in settlement of fixed maturity investment	—	8,674

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required to account for allowances for credit losses on mortgage loans on real estate, derivative instruments, valuation of privately placed and non-actively traded public investments, goodwill and other intangible assets, deferred acquisition costs and value of business acquired, future policy benefits, employee benefits plans and taxes on income. Actual results could differ from those estimates. However, in the opinion of management, these condensed consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the financial position and the results of operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Restatement of January 1, 2008 retained earnings - The accompanying condensed consolidated statement of stockholder’s equity has been restated as a result of a previous misstatement of deferred income taxes. As a result of the completion of the Company’s analysis of its deferred income tax accounts, retained earnings on January 1, 2008 was increased by $43,914 from the amount previously reported of $1,238,150.

2.   Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash. The Company recognized a gain in the amount of $681,528, net of income taxes, upon completion of the transaction. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. As discussed in Note 13, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
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

The following table summarizes the classifications of assets and liabilities of discontinued operations at March 31, 2009 and December 31, 2008:

Assets	March 31, 2009	December 31, 2008

Reinsurance receivable	$97,401	$124,089

Total assets	$97,401	$124,089

Liabilities

Future policy benefits	$51,924	$39,776
Policy and contract claims	45,477	84,313

Total liabilities	$97,401	$124,089

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Revenues from discontinued operations	$—	$314,431
Benefits and expenses from discontinued operations	—	260,878

Income from discontinued operations before income taxes	—	53,553
Income tax expense	—	18,549

Income from discontinued operations	$—	$35,004

The Company adopted a restructuring plan in connection with the sale of its Healthcare segment. The restructuring plan consisted of a structural reorganization which will enable the Company to operate effectively in its present business environment. The liability for the restructuring plan is included in other liabilities in the condensed consolidated balance sheets. The amounts incurred and adjustments to original estimates have been charged (credited) to income from discontinued operations during the year ended December 31, 2008. The Company does not anticipate incurring significant additional costs in the future. It is estimated that the restructuring plan will be substantially complete during 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following is a reconciliation of the liability that the Company recorded related to the restructuring plan:

Severance, retention and other employee related costs

Balance, April 1, 2008	$ —
Amount incurred	49,202
Adjustments to original estimates, net	(6,268)
Cash payments and other settlements	(30,222)

Balance, December 31, 2008	12,712
Cash payments and other settlements	(80)
Other adjustments	529

Balance, March 31, 2009	$13,161

3.   Undistributed Earnings on Participating Business

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

4.   New Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of one hundred percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of these statements for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s condensed consolidated financial position or results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of FASB Statement of Financial Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets. The Company adopted the provisions of FSP No. 157-2 on January 1, 2009. The adoption of FSP

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

No. 157-2 did not have a material impact on the Company’s condensed consolidated financial position or results of its operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS No. 142-3”). FAS No. 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors. FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FAS No. 142-3 for its fiscal year beginning January 1, 2009. The adoption of FAS No. 142-3 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company adopted the provisions of FSP No. FAS 132(R)-1 for its fiscal year beginning January 1, 2009. The adoption of FSP No. FAS 132(R)-1 did not have a material impact on the Company’s disclosures regarding its post-retirement benefit plan assets.

Future adoption of new accounting pronouncements

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, (“FSP No. FAS 157-4”). FSP No. FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, FSP No. FAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP No. FAS 157-4 for its fiscal quarter ending June 30, 2009. The Company is evaluating the impact of the adoption of FSP No. FAS 157-4.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires those disclosures required by Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” for interim reporting periods. FSP No. FAS 107-1 is effective for periods ending after June 15, 2009. The Company will adopt FSP No. FAS 107-1 and APB 28-1 for its

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

fiscal quarter ending June 30, 2009. The Company is evaluating the impact of the adoption of FSP No. FAS 107-1 and APB 28-1.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 requires companies to bring greater consistency to the timing of impairment recognition and provides for greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS No. 115-2 and FAS 124-2 for its fiscal quarter ending June 30, 2009. The Company is evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2.

5.   Related Party Transactions

Included in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 are the following related party amounts:

	March 31, 2009	December 31, 2008

Reinsurance receivable	$422,498	$425,004
Future policy benefits	2,363,646	2,393,013

Included in the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 are the following related party amounts:

	Three Months Ended March 31,

	2009	2008

Premium income, net of related party premiums ceded of $806 and $866	$29,445	$37,379
Increase (decrease) in future policy benefits	(15,935)	9,562

Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly-owned subsidiary of the Company, and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC. GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $934,900 and renews automatically until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews automatically. At March 31, 2009 and December 31, 2008 there were no outstanding amounts related to the letters of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three-month periods ended March 31, 2009 and 2008, these purchases totaled $18,384 and $12,206, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $273,636 and $265,299 at March 31, 2009 and December 31, 2008, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

6.   Fair Value Measurements

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, but does not expand the use of fair value to any new circumstances. More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority given to quoted prices in active markets and the lowest priority to unobservable inputs. Further, SFAS No. 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

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

•   Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities were obtained from a pricing service. The list of inputs used by the pricing service is reviewed on a quarterly basis. The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data. Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives. See Note 8 for further discussions of derivatives and their impact on the Company’s condensed consolidated financial statements.

•   Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. The prices of the majority of Level 3 securities were obtained from single broker quotes. Financial assets and liabilities utilizing Level 3 inputs include certain private equity, fixed maturity and over-the-counter derivative investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis March 31, 2009

Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Fixed maturities, available-for-sale	$—	$11,221,718	$812,842	$12,034,560
Fixed maturities, held for trading	—	256,902	—	256,902
Equity investments available-for-sale	15,041	153	—	15,194
Short-term investments available-for-sale	460,160	25,470	—	485,630
Collateral under securities lending agreements	29,308	—	—	29,308
Other assets [1]	—	42,120	1,654	43,774
Separate account assets [2]	8,807,261	6,077,366	8,303	14,892,930

Total assets	$9,311,770	$17,623,729	$822,799	$27,758,298

Liabilities

Total liabilities	$—	$—	$—	$—

[1]	Includes derivative financial instruments.
[2]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2009

	Fixed maturities available- for-sale	Equity investments available- for-sale	Collateral under securities lending agreements	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2009	$795,571	$—	$—	$3,224	$532
Realized and unrealized gains and losses:
Gains (losses) included in net income	—	—	—	—	—
(Gains) losses included in other comprehensive income	(73,557)	—	—	(1,570)	(34)
Purchases, issuances and settlements	(50,200)	—	—	—	6,336
Transfers in (out) of Level 3	141,028	—	—	—	1,469

Balance, March 31, 2009	$812,842	$—	$—	$1,654	$8,303

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2009	$—	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Realized and unrealized gains and losses included in net income for the three months ended March 31, 2009 are reported in net realized gains (losses) on investments and net investment income as follows:

Three Months Ended March 31, 2009

	Net realized gains (losses) on investments	Net investment income

Realized and unrealized gains and losses included in net income for the period	$—	$—

Non-recurring Level 3 assets and liabilities - At March 31, 2009, the Company has no assets or liabilities measured at fair value on a non-recurring basis.

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
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses by class of investment at March 31, 2009 and 2008. The Company considers these investments to be only temporarily impaired:

	March 31, 2009

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$71,370	$1,907	$77,798	$4,831	$149,168	$6,738
Obligations of U.S. states and their subdivisions	687,651	28,101	53,351	4,850	741,002	32,951
Corporate debt securities	2,340,807	238,848	1,029,430	429,829	3,370,237	668,677
Mortgage-backed and asset-backed securities	600,137	153,089	2,431,237	885,707	3,031,374	1,038,796

Total fixed maturities	$3,699,965	$421,945	$3,591,816	$1,325,217	$7,291,781	$1,747,162

Equity investments	$8,013	$1,009	$1,264	$1,235	$9,277	$2,244

Total number of securities in an unrealized loss position	1,954		478		2,432

	December 31, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed Maturities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. government direct obligations and U.S. agencies	$41,965	$2,042	$157,062	$4,559	$199,027	$6,601
Obligations of U.S. states and their subdivisions	662,723	28,728	65,697	5,715	728,420	34,443
Corporate debt securities	2,271,214	213,400	1,556,161	402,247	3,827,375	615,647
Mortgage-backed and asset-backed securities	1,143,410	205,615	2,038,847	707,866	3,182,257	913,481

Total fixed maturities	$4,119,312	$449,785	$3,817,767	$1,120,387	$7,937,079	$1,570,172

Equity investments	$2,451	$964	$—	$—	$2,451	$964

Total number of securities in an unrealized loss position	1,956		571		2,524

Fixed maturity investments - Total unrealized losses increased by $176,990 from December 31, 2008 to March 31, 2009. This increase in unrealized losses is primarily due to the corporate debt securities and mortgage-backed and asset-backed securities classes and reflects market illiquidity, widening of credit spreads and economic uncertainty in these markets.

Unrealized losses on mortgage-backed and asset-backed securities comprise $125,315 of this increase and are attributable to widening of credit spreads resulting from a lack of market liquidity. The market disruption has influenced valuations at March 31, 2009; however, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal. See Note 6 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Unrealized losses on corporate debt securities increased $53,030 from December 31, 2008 to March 31, 2009. The valuation of these securities has also been significantly influenced by market conditions. Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

Corporate sector	March 31, 2009	December 31, 2008

Finance	62%	51%
Utility	16%	20%
Natural resources	7%	9%
Consumer	6%	8%
Transportation	3%	4%
Other	6%	8%

	100%	100%

Approximately $101,887 of the increase in unrealized losses was related to the finance industry. These unrealized losses were primarily related to securities in the insurance industry, and perpetual floating-interest-rate securities issued by Canadian and other foreign banks. At March 31, 2009, 28% of total unrealized losses on corporate debt securities (approximately $186,372 of the $668,677), was related to securities in the finance industry on which there has been a ratings downgrade since December 31, 2008. All of these securities, except four, representing $31,509 of the unrealized losses, are rated BBB or above.

All remaining sectors within the corporate debt security class had a decrease in unrealized losses since December 2008, providing an offset of $48,858. Less than 6% (approximately $38,214 of the $668,677) of the total unrealized losses on corporate debt securities was related to securities on which there has been a ratings downgrade since December 31, 2008. All of these securities, except three, representing $10,414 of the unrealized losses, are rated BBB or above.

Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements. While the decline in fair value has been increasing and many unrealized losses have existed for longer than twelve months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. Current liquidity conditions in the market place contribute to the uncertainty in the financial condition of the many issuers; however, the Company continually monitors its credit risk exposure to identify potential losses. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Equity investments - The increase in unrealized losses of $1,280 from December 31, 2008 to March 31, 2009 is primarily related to issues in the financial services industry. At March 31, 2009, the Company is continuing to monitor conditions impacting the industry, as noted above, and has determined that these securities are not other-than-temporarily impaired.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $2,462 and $16,161 for the three months ended March 31, 2009 and 2008, respectively. Of the $16,161 recorded during the first three months of 2008, $11,901 was related to continuing operations, and $4,260 was related to discontinued operations. The Company recorded no other-than-temporary impairments on equity securities during the three months ended March 31, 2009 or 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

8.   Derivative Financial Instruments

The Company makes limited use of derivative financial instruments for risk management purposes associated with its invested assets. Derivatives are not used for speculative purposes. To hedge the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate from the swap. In order to hedge the risk of a change in the fair value of certain fixed rate maturity investments, interest rate futures are utilized. Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is hedged through the use of foreign currency exchange contracts. Not all of these derivative transactions are eligible for hedge accounting treatment under SFAS No. 133. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other at the due date, expiration, or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. Risk of loss is limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. Counterparty credit risk was evaluated and fair values were adjusted accordingly at March 31, 2009. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred. The Company had no derivatives with credit-risk-related contingent features at March 31, 2009.

The Company’s derivatives treated as fair value hedges are eligible for hedge accounting under SFAS No. 133. At March 31, 2009, the Company did not have any derivatives designated as net investment hedging relationships, or any derivatives that were not designated as hedging instruments under SFAS No. 133. Unrealized derivative gains and losses from cash flow hedges are included in accumulated other comprehensive income (“Accumulated OCI”) and are reclassified into earnings at the time interest income is recognized.

The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate instrument with the same terms as the embedded instrument could meet the definition of a derivative instrument. The Company determines if (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument. If both of these are true, the Company has the option of separating the embedded derivative from the host contract and carrying it at its fair value or under Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”, the Company may carry the entire hybrid instrument at fair value with gains and losses recognized in earnings.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes derivative financial instruments and volume of activity at March 31, 2009 and for the three months ended March 31, 2009:

	March 31, 2009

	Notional Amount	Strike/Swap Rate	Maturity

Interest rate swaps	$217,500	1.07% - 1.74%	February 2012 - February 2045

Foreign currency exchange contracts	52,001	N/A	March 2014 - December 2016

Futures:
Thirty year U.S Treasury:
Short position	41,400	N/A	June 2009

The following tables present the effect of derivative instruments in the statement of income for the three months ended March 31, 2009:

	Gain (loss) recognized in OCI on derivatives (Effective portion)	Gain (loss) reclassified from accumulated OCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)

	Three months ended March 31, 2009	Income statement location	Three months ended March 31, 2009	Income statement location	Three months ended March 31, 2009

Derivatives under SFAS No 133 cash flow hedging relationships:
Interest rate swaps	($31,705)	(A)	$70	(A)	$19
Foreign exchange contracts	(363)		—		—
Interest rate futures	—	(A)	13		—

Total	($32,068)		$83		$19

(A) Net investment income

	Gain (loss) recognized in income on derivatives		Gain (loss) recognized in income on hedged assets

	Three months ended March 31, 2009	Income statement location	Three months ended March 31, 2009	Income statement location

Derivatives under SFAS No. 133 fair value hedging relationships:
Interest rate futures	$3,233	(A)	$ —

Interest rate futures	(1,544)	(B)	—
Items hedged in interest rate futures	—		(1,649)	(A)

Total	$1,689		($1,649)

(A) Net investment income
(B) Net realized gains on investments

As of March 31, 2009, the Company estimates that $8,751 of net derivative gains included in accumulated other comprehensive income will be reclassified into net income within the next twelve months.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents derivative instruments in the balance sheet at March 31, 2009:

	Asset Derivatives

	March 31, 2009

	Balance sheet location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	(A)	$42,120
Foreign exchange contracts	(A)	1,654

Total		$43,774

(A) Other assets

At March 31, 2009, the Company did not have any derivatives in a liability position.

9.   Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the three month period ended March 31, 2009 and the year ended December 31, 2008 are as follows:

Amount

Balance, January 1, 2008	$101,655
Purchase price accounting adjustment	3,600

Balance, December 31, 2008 and March 31, 2009	$105,255

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of March 31, 2009 and December 31, 2008:

	March 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$36,314	($8,155)	28,159
Preferred provider agreements	7,970	(3,353)	4,617

Total	$44,284	($11,508)	$32,776

	December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$36,314	($7,249)	$29,065
Preferred provider agreements	7,970	($3,211)	4,759

Total	$44,284	($10,460)	$33,824

Amortization expense for other intangible assets included in general insurance expenses was $1,048 and $653 for the three months ended March 31, 2009 and 2008, respectively. Except for goodwill, the Company has no intangible assets with indefinite lives. The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2009 through December 31, 2013 is as follows:

Year Ended December 31,	Amount

2009	$4,492
2010	4,004
2011	3,801
2012	3,597
2013	3,418

10.	Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. During the three months ended March 31, 2009 and 2008, the Company recognized $673 and $828, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.

11.	Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 includes the following components:

	Three Months Ended March 31,

	2009	2008	2009	2008

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$961	$2,079	$153	$521
Interest cost	4,853	5,100	256	480
Expected return on plan assets	(3,917)	(5,842)	—	—
Amortization of transition obligation	(378)	(410)	—	—
Amortization of unrecognized prior service cost	22	59	(412)	(1,009)
Amortization of loss from earlier periods	2,664	—	—	121

Net periodic (benefit) cost	$4,205	$986	($3)	$113

The Company will make contributions at least equal to the minimum contribution of $8,625 to its Defined Benefit Pension Plan during the year ended December 31, 2009. The Company expects to contribute approximately $1,634 to its Post-Retirement Medical Plan during the year ended December 31, 2009.

12.	Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Three Months Ended March 31,

	2009	2008

Current	$3,618	$21,046
Deferred	11,829	(10,236)

Total income tax provision	$15,447	$10,810

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.3%)	(4.9%)
Tax credits	(2.2%)	(5.8%)
State income taxes net of federal benefit	0.8%	0.6%
Provision for policyholders’ share of earnings on participating business	—	(21.9%)
Other, net	(5.3%)	1.2%

Effective federal income tax rate from continuing operations	26.0%	4.2%

Included above in the provision for policyholder’s share of earnings on participating business for the three months ended March 31, 2008, is the $207,785 decrease in undistributed earnings on participating business as discussed in Note 3.

During the three months ended March 31, 2009, the Company did not recognize any material changes in unrecognized tax benefits relating to FIN 48. The Company does not expect any material changes relating to unrecognized tax benefits within the next twelve months.

Tax years 2005, 2006 and 2007 are open to federal examination by the Internal Revenue Service. The Company is currently under examination by the Internal Revenue Service for the 2005 tax year. The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2009. Also, the Company does not expect significant increases or decreases relating to state and local audits.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2009 and March 31, 2009 is as follows:

Balance, January 1, 2009	$577,799
Increase in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on investment assets, net of policyholder related amounts	55,631
Increase in deferred tax asset related to FIN 48	890
Increase in deferred tax asset related to the condensed consolidated statement of income	(11,829)
Other, net	14,946

Balance, March 31, 2009	$637,437

13.	Segment Information

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
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

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

As discussed in Note 2, substantially all of the Company’s former Healthcare segment has been reclassified as discontinued operations in the condensed consolidated financial statements and, accordingly, is no longer reported as a separate business segment. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment.

The following table summarizes the financial results of the Company’s Individual Markets segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Revenues:
Premium income	$114,093	$112,776
Fee income	10,660	14,427
Net investment income	173,013	172,949
Net realized gains on investments	4,378	5,260

Total revenues	302,144	305,412

Benefits and expenses:
Policyholder benefits	241,796	237,702
Operating expenses	22,593	23,054

Total benefits and expenses	264,389	260,756

Income before income taxes	37,755	44,656
Income tax expense	10,303	14,096

Net income from continuing operations	$27,452	$30,560

The following table summarizes the financial results of the Company’s Retirement Services segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Revenues:
Premium income	$817	$1,137
Fee income	72,011	94,478
Net investment income	97,283	87,443
Net realized gains on investments	(2,233)	2,684

Total revenues	167,878	185,742

Benefits and expenses:
Policyholder benefits	57,745	58,337
Operating expenses	85,016	90,540

Total benefits and expenses	142,761	148,877

Income before income taxes	25,117	36,865
Income tax expense	6,396	8,896

Net income from continuing operations	$18,721	$27,969

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Revenues:
Premium income	$27,191	$34,842
Fee income	1,223	1,197
Net investment income	11,056	8,583
Net realized gains on investments	148	190

Total revenues	39,618	44,812

Benefits and expenses:
Policyholder benefits	25,819	(176,372)
Operating expenses	17,225	43,902

Total benefits and expenses	43,044	(132,470)

Income (loss) before income taxes	(3,426)	177,282
Income tax expense (benefit)	(1,252)	(12,182)

Net income (loss) from continuing operations	($2,174)	$189,464

14.     Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on its consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after June 30, 2008. The Company had no borrowings under the credit facility at either March 31, 2009 or December 31, 2008 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at March 31, 2009 and December 31, 2008 were $80,124 and $49,334, respectively, all of which is due within one year from the dates indicated.

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

Current Market Conditions

During the second half of 2008 and continuing into 2009, the financial markets were marked by continued turmoil in the United States and around the world. While the Company has conservative investment policies and practices, the significant deterioration in the capital markets had an impact to the financial results for the quarter ended March 31, 2009.

The S&P 500 Index declined by 40% at March 31, 2009 when compared to March 31, 2008. The average of the S&P 500 Index level during the three months ended March 31, 2009 also declined by 40% when compared to March 31, 2008.

	March 31,

S&P 500 Index	2009	2008

Index close	798	1,323
Index average	808	1,351

Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market. Fee income decreased by $26 million, or 24%, to $84 million for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Continued market declines during the remainder of 2009 could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the three months ended March 31, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $2 million. Current market conditions have also contributed to lower market values for the Company’s fixed maturity and equity investments. The Company has recorded an increase in gross unrealized losses of $177 million during the three months ended March 31, 2009. See Notes 6 and 7 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

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

Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”). The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2009, compared with the same period in 2008. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

	Three Months Ended March 31,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$142	$149
Fee income	84	110
Net investment income	281	269
Net realized gains on investments	2	8

Total revenues	509	536

Benefits and expenses:
Policyholder benefits	325	119
Operating expenses	125	158

Total benefits and expenses	450	277

Income from continuing operations before income taxes	59	259
Income tax expense	15	11

Income from continuing operations	$44	$248

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $204 million for the three months ended March 31, 2009 when compared to 2008. The income from continuing operations of the Company’s Other segment included a gain in the amount of $208 million in 2008 as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the condensed consolidated financial statements.

Premium income decreased by $7 million, or 5%, to $142 million for the three months ended March 31, 2009 when compared to 2008. This decrease is primarily related to the decrease of reinsurance activity in the Company’s Other segment.

Fee income decreased by $26 million, or 24%, to $84 million for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Net investment income increased by $12 million, or 4%, to $281 million for the three months ended March 31, 2009 when compared to 2008. The increase is primarily due to a $10 million increase in net investment income in 2009 in the Company’s Retirement Services segment.

Net realized gains on investments decreased by $6 million, or 75%, to $2 million during the three months ended March 31, 2009 when compared to 2008. The decrease is due primarily to sales activity of invested assets.

Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, benefits and expenses decreased by $35 million, or 7% for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily due to a $23 million adjustment to cumulative deferred acquisition cost (“DAC”) amortization in 2008 as discussed in the Company’s Other segment and a $9 million decrease in commission expense, primarily in the Company’s Retirement Services segment.

The segment information below discusses the reasons for these changes.

Income From Discontinued Operations

As more fully described in Note 2 to the accompanying condensed consolidated financial statements, the Company sold substantially all of its healthcare insurance business on April 1, 2008 resulting in a gain in the amount of $1,090 million ($682 million net of income taxes) upon completion of the transaction. The healthcare insurance business comprised all of the Company’s discontinued operations. Accordingly, the Company ceased recording operating activity from its discontinued operations on April 1, 2008. Income from discontinued operations decreased by $35 million during the three months ended March 31, 2009 when compared to 2008.

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

Individual Markets Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended March 31,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$114	$113
Fee income	11	14
Net investment income	173	173
Net realized gains on investments	4	5

Total revenues	302	305

Benefits and expenses:
Policyholder benefits	242	238
Operating expenses	23	23

Total benefits and expenses	265	261

Income from continuing operations before income taxes	37	44
Income tax expense	10	14

Income from continuing operations	$27	$30

The following is a summary of the Individual Markets segment policies and participant accounts at March 31, 2009 and 2008:

	March 31,

(In thousands)	2009	2008

Policies and Participant Accounts	529	548

Income from continuing operations for the Individual Markets segment decreased by $3 million, or 10%, to $27 million during the three months ended March 31, 2009 when compared to 2008. This decrease is primarily related to a $2 million, net of tax, decrease in fee income in addition to a $3 million, net of tax, increase in policyholder benefits.

Fee income decreased by $3 million, or 21%, to $11 million for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market in the first quarter of 2009.

Policyholder benefits remained stable, increasing by $4 million, or 2%, to $242 million during the three months ended March 31, 2009 when compared to 2008.

Retirement Services Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended March 31,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$1	$1
Fee income	72	95
Net investment income	97	87
Net realized gains (losses) on investments	(2)	3

Total revenues	168	186

Benefits and expenses:
Policyholder benefits	58	58
Operating expenses	85	91

Total benefits and expenses	143	149

Income from continuing operations before income taxes	25	37
Income tax expense	6	9

Income from continuing operations	$19	$28

The following is a summary of the Retirement Services segment participant accounts at March 31, 2009 and 2008:

	March 31,

(In thousands)	2009	2008

Policies and Participant Accounts	3,811	3,886

Income from continuing operations for the Retirement Services segment decreased by $9 million, or 32%, to $19 million during the three months ended March 31, 2009 when compared to 2008. This decrease is primarily related to a $17 million, net of tax, decrease in fee income partially offset by an increase of $5 million, net of tax, in investment margins on general account products and a decrease of $4 million, net of tax, in operating expenses.

Fee income decreased by $23 million, or 24%, to $72 million for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market in the first quarter of 2009.

Net investment income increased by $10 million, or 11%, to $97 million for the three months ended March 31, 2009 when compared to 2008. The increase is primarily due to a 10% increase in the account value of the general accounts at March 31, 2009 when compared to 2008. This asset increase is primarily due to transfers from the separate account to the general account.

Net realized gains (losses) on investments decreased by $5 million to a loss of $2 million during the three months ended March 31, 2009 when compared to a gain of $3 million during 2008. This change is due to increased realized losses from sales of investments.

Operating expenses decreased by $6 million, or 7%, to $85 million for the three months ended March 31, 2009 when compared to 2008. The decrease is primarily related to lower commissions expense as a result of lower asset based commissions from lower average account balances due to the weak performance of the U.S. equities market in the first quarter of 2009.

The following table provides information for the Retirement Services’ segment participant account values:

	March 31,

Income statement data (In millions)	2009	2008

General Account - Fixed Options:
Public / Non-profit	$3,338	$3,380
401(k)	3,458	2,812

	$6,796	$6,192

Separate Account -Variable Options:
Public / Non-profit	$6,452	$6,319
401(k)	4,347	6,447

	$10,799	$12,766

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	36,128	48,966
401(k)	14,244	20,016
Institutional	23,274	28,463

	$73,646	$97,445

Account values invested in the general account fixed investment options have increased by $604 million, or 10% at March 31, 2009 compared to March 31, 2008 primarily due to transfers from the separate account to the general account.

Account values invested in the separate account variable investment options have decreased by $1,967 million, or 15% at March 31, 2009 compared to March 31, 2008. The decrease is primarily due to the decrease in the U.S. equity markets. In addition to the equity market decline, the asset decrease is due to transfers from separate account options to the general account. These decreases were offset in the Public / Non-profit market by the transfer of assets from a large plan sale during 2009 of $1 billion.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased by $23,799 million or 24% at March 31, 2009 compared to March 31, 2008. The decrease is primarily attributable to the weak performance in the U.S. equities market.

Other Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$27	$35
Fee income	1	1
Net investment income	11	9

Total revenues	39	45

Benefits and expenses:
Policyholder benefits	25	(177)
Operating expenses	17	44

Total benefits and expenses	42	(133)

Income from continuing operations before income taxes	(3)	178
Income tax expense (benefit)	(1)	(12)

Income (loss) from continuing operations	($2)	$190

Income (loss) from continuing operations for the Company’s Other segment was ($2) million for the three months ended March 31, 2009 compared to net income of $190 million for 2008. The decrease is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies in 2008. This decrease is partially offset by a $15 million after tax charge in 2008 from an adjustment to cumulative deferred acquisition cost (“DAC”) amortization related to additional overhead that the Individual Markets and Retirement Service segments incurred as a result of the sale of the Company’s Healthcare business. See Notes 2 and 3 to the accompanying condensed consolidated financial statements.

Total benefits and expenses increased by $175 million to $42 million during the three months ended March 31, 2009 when compared to 2008. Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, total benefits and expenses decreased by $33 million. The decrease is primarily attributable to the aforementioned DAC amortization adjustment in the gross amount of $23 million. The remaining decrease in policyholder benefits and the decrease in premium income are primarily attributed to decreased reinsurance activity.

General Account Investments

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. The Company’s portfolio composition is conservative with 85% of general account assets in cash, short-term investments, policy loans and fixed maturity and mortgage investments.

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

The distribution of the Company’s fixed maturity portfolio by credit rating at March 31, 2009 and December 31, 2008 is summarized as follows:

Credit Rating	March 31, 2009	December 31, 2008

AAA	47.4%	50.1%
AA	9.1%	9.4%
A	20.1%	20.3%
BBB	21.5%	18.4%
BB and below (Non-investment grade)	1.9%	1.8%

Total	100.0%	100.0%

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Corporate sector	March 31, 2009	December 31, 2008

Utility	13.2%	11.9%
Finance	7.5%	8.8%
Consumer	7.3%	6.6%
Natural resources	5.5%	4.4%
Transportation	3.0%	2.8%
Other	7.8%	7.3%

The Company holds approximately $37 million in direct debt of the Federal Home Loan Mortgage Corporation, which is less than 1 percent of its fixed maturity investment portfolio and the Company expects full recoverability of this debt. The Company does not hold any direct debt of the Federal National Mortgage Association. The Company holds $4 million of fixed maturity investments of an American International Group, Inc. subsidiary and does not consider this investment to be other than temporarily impaired.

Monoline insurers guarantee the timely payment of principal and interest of certain securities. Entities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of March 31, 2009, the fair value of the Company’s total monoline insured asset-backed securities was $802 million. At both March 31, 2009 and December 31, 2008, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A.

Of the Company’s total investments of $18 billion as of March 31, 2009, approximately $796 million, or 4%, excluding government agency backed securities, are home equity loan asset-backed securities with potential exposure to the subprime market. All of these securities, except one, are investment grade rated,

95% of which have the highest possible rating of AAA. The weighted average credit enhancement level for these securities is 33% (excluding any monoline guarantees) as of March 31, 2009.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Total assets and liabilities measured using significant unobservable inputs (Level 3) increased by $24 million at March 31, 2009 from December 31, 2008. Total Level 3 assets and liabilities at March 31, 2009 were $823 million or 2% of total assets and liabilities under SFAS No. 157 compared to Level 3 assets of $799 million or 2% at December 31, 2008. During 2008, the Company determined that the use of internal models utilizing asset-backed index spread assumptions instead of an external source that used credit default swap spread assumptions, was a better measurement of fair value for these securities due to current market conditions. Utilizing internal models for these securities resulted in a decrease to unrealized losses in the amount of $109 million. The increase in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

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

While the decline in fair value has been increasing and many unrealized losses have now existed for longer than 12 months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities and has little bearing on whether the investment will be ultimately recoverable. The Company has the ability and intent to hold the securities with unrealized losses until a recovery of the fair value, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009. While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are in the mortgage-backed and asset-backed security class as well as the corporate debt class.

•

The Company holds approximately $5,350 million in various mortgage-backed and asset-backed collateralized mortgage securities of which $3,208 million are experiencing unrealized losses of approximately $1,047 million at March 31, 2009. Included in this amount is $875 million which has declined and remained below amortized cost by 20% or more. Of the $1,047 million in unrealized losses, approximately $120 million is related to securities on which there had been a credit rating downgrade since December 31, 2008. Of the $120 million, $96 million are rated investment grade, and $24 million are rated non-investment grade at March 31, 2009. Future changes in the fair value of these securities will be dependent upon the return of market liquidity and changes in general market conditions including interest rates and credit spread movements.

•

The Company holds approximately $5,430 million of corporate debt securities of which $3,370 million are experiencing unrealized losses of approximately $669 million at March 31, 2009. Included in this amount is $472 million which has declined and remained below amortized cost by 20% or more. Approximately $225 million of the $669 million was related to securities on which there had been a credit rating downgrade since December 31, 2008. Of the $225 million, $183 million are rated investment grade, and $42 million are rated non-investment grade at March 31, 2009.

During the three months ended March 31, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $2 million. The write-downs during the three months ended March 31, 2009 generally related to assets the Company no longer had the intent to hold until recovery and assets associated with repurchase agreement financing transactions. (See Note 7 to the accompanying condensed consolidated financial statements).

Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on the future estimated cash flows by adjusting the security’s yields. See Note 7 to the accompanying condensed consolidated financial statements for a further discussion of impaired fixed maturity investments.

Securities Lending and Cash Collateral Reinvestment Practices

The Company takes a very conservative approach to its securities lending, repurchase agreement and dollar roll practices. All cash collateral received from such practices is invested in U.S. Government or U.S. Government Agency securities. Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. As of March 31, 2009, the Company had $28 million out on loan, $375 million in repurchase agreements and $349 million in dollar rolls, all of which are fully collateralized as described above. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Management has identified the following as critical accounting policies:

•	Valuation of investments, other-than-temporary impairments and recognition of income on certain investments;
•	Valuation and accounting for derivative instruments;
•	Future policy benefits;
•	Policy and contract claims;
•	Deferred acquisition costs and value of business acquired;
•	Goodwill;
•	Employee benefit plans and
•	Taxes on income.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Accounting Pronouncements

See Note 4 to the accompanying condensed consolidated financial statements for a discussion of new accounting pronouncements that the Company has recently adopted.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio. Cash flows from operating activities are ($209) million for the three months ended March 31, 2009 primarily due to the net purchases of trading securities of $215 million. The Company intends to reinvest these securities for higher yielding permanent investments. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $492 million and $395 million as of March 31, 2009 and December 31, 2008, respectively. In addition, 98% of the bond portfolio carried an investment grade rating at both March 31, 2009 and December 31, 2008, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company had $96 million and $97 million of commercial paper outstanding at March 31, 2009 and December 31, 2008, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds. The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either March 31, 2009 or December 31, 2008. The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility;
•	Insurance risk - the potential of loss resulting from claims and expenses exceeding policy benefit liabilities held;
•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company and
•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

(b)

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Deviations from assumptions regarding future persistency, mortality and interest rates used in calculating policy benefit liabilities for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition;

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors.” There are no material changes from Risk Factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors.”.

Item 6.     Exhibits

Index to Exhibits

Exhibit Number	Title	Page

31.1	Rule 13a-14(a)/15-d14(a) Certification	39
31.2	Rule 13a-14(a)/15-d14(a) Certification	40
32	18 U.S.C. 1350 Certification	41

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	May 7 , 2009

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/Mitchell T.G. Graye	Date:	May 7, 2009

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/James L. McCallen	Date:	May 7, 2009

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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	May 7, 2009	/s/	Mitchell T.G. Graye

Mitchell T.G. Graye
President and Chief Executive Officer

Dated:	May 7, 2009	/s/	James L. McCallen

James L. McCallen
Senior Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.