Form 10-Q
period 2009-08-06
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2009-08-07
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 1, 2009, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Part I	Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008
(In Thousands, Except Share Amounts)

	June 30, 2009	December 31, 2008

Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $13,480,624 and $13,394,675)	$12,551,960	$11,973,536
Fixed maturities, held for trading, at fair value (amortized cost $534,826 and $39,803)	533,597	38,834
Mortgage loans on real estate (net of allowances of $8,682 and $8,834)	1,479,905	1,380,101
Equity investments, available-for-sale, at fair value (cost $18,202 and $16,330)	19,308	17,790
Policy loans	3,994,071	3,979,094
Short-term investments, available-for-sale (cost approximates fair value)	311,987	366,370
Limited partnership and limited liability corporation interests	271,649	293,956
Other investments	25,703	31,992

Total investments	19,188,180	18,081,673

Other assets:
Cash	7,985	28,352
Reinsurance receivable	566,363	546,491
Deferred acquisition costs and value of business acquired	596,871	714,031
Investment income due and accrued	157,587	145,775
Premiums in course of collection	5,199	8,309
Deferred income taxes	441,103	577,799
Collateral under securities lending agreements	91,941	43,205
Due from parent and affiliates	92,133	41,793
Goodwill	105,255	105,255
Other intangible assets	31,728	33,824
Other assets	604,125	603,091
Assets of discontinued operations	107,737	124,089
Separate account assets	16,647,985	15,121,943

Total assets	$38,644,192	$36,175,630

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008
(In Thousands, Except Share Amounts)

	June 30, 2009	December 31, 2008

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$18,560,595	$18,105,648
Policy and contract claims	291,803	290,288
Policyholders’ funds	345,636	320,320
Provision for policyholders’ dividends	71,928	70,700
Undistributed earnings on participating business	2,044	1,614

Total policy benefit liabilities	19,272,006	18,788,570

General liabilities:
Due to parent and affiliates	538,362	533,870
Repurchase agreements	129,572	202,079
Commercial paper	70,190	97,167
Payable under securities lending agreements	91,941	43,205
Other liabilities	894,812	655,576
Liabilities of discontinued operations	107,737	124,089
Separate account liabilities	16,647,985	15,121,943

Total liabilities	37,752,605	35,566,499

Commitments and contingencies (Note 14)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	758,442	756,912
Accumulated other comprehensive income (loss)	(547,685)	(762,673)
Retained earnings	673,798	607,860

Total stockholder’s equity	891,587	609,131

Total liabilities and stockholder’s equity	$38,644,192	$36,175,630

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

		(Restated Note 1)		(Restated Note 1)
Revenues:
Premium income, net of premiums ceded of $18,950, $19,250, $25,041 and $24,730	$120,248	$104,673	$262,349	$253,428
Fee income	90,370	110,869	174,264	220,972
Net investment income	273,030	267,101	554,382	536,076
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	(950)	(111)	(3,412)	(11,900)
Other realized investment gains, net	20,030	24,422	24,785	44,344

Total realized investment gains (losses), net	19,080	24,311	21,373	32,444

Total revenues	502,728	506,954	1,012,368	1,042,920

Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $19,850, $5,323, $31,216 and $18,089	171,215	153,366	316,045	298,422
Increase (decrease) in future policy benefits	(10,908)	(14,231)	12,897	20,273
Interest paid or credited to contractholders	137,136	126,827	268,331	253,460
Provision (benefit) for policyholders’ share of earnings on participating business (Note 3)	378	136	312	(207,424)
Dividends to policyholders	13,192	20,749	38,788	41,782

Total benefits	311,013	286,847	636,373	406,513
General insurance expenses	107,423	101,953	206,173	214,528
Amortization of deferred acquisition costs and value of business acquired	19,491	17,940	36,142	52,588
Interest expense	9,366	9,869	18,799	20,143

Total benefits and expenses, net	447,293	416,609	897,487	693,772

Income from continuing operations before income taxes	55,435	90,345	114,881	349,148
Income tax expense	17,342	23,383	32,789	34,193

Income from continuing operations	38,093	66,962	82,092	314,955
Income from discontinued operations, net of income taxes of $ - , $367,948, $ - and $386,497	—	620,366	—	655,370

Net income	$38,093	$687,328	$82,092	$970,325

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Year Ended December 31, 2008 and Six Months Ended June 30, 2009 (Unaudited)
(In Thousands)

			Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total

Balances, January 1, 2008	$7,032	$747,533	($5,687)	$4,169	$1,282,064	$2,035,111
Net income					1,098,295	1,098,295
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)

Total comprehensive income						337,140
Impact of adopting Statement of Financial Accounting
Standards No. 158 measurement date provisions, net of tax					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256

Balances, December 31, 2008	7,032	756,912	(691,594)	(71,079)	607,860	609,131
Net income					82,092	82,092
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains (losses)			225,981			225,981
Employee benefit plan adjustment				(2,465)		(2,465)

Total comprehensive income						305,608
Impact of adopting FSP FAS 115-2 and FAS 124-2 on available-for-sale securities, net of tax			(8,528)		8,528	—
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		1,311				1,311
Income tax benefit on stock-based compensation		219				219

Balances, June 30, 2009	$7,032	$758,442	($474,141)	($73,544)	$673,798	$891,587

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2009	2008

		(Restated Note 1)
Cash flows from operating activities:
Net income	$82,092	$970,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	312	(207,424)
Amortization of premiums / (accretion) of discounts on investments, net	(30,591)	(27,064)
Net realized (gains) losses on investments	(21,373)	(29,936)
Net purchases of trading securities	(496,090)	(15,013)
Interest credited to contractholders	264,691	251,606
Depreciation and amortization	45,402	65,458
Deferral of acquisition costs	(31,238)	(32,925)
Deferred income taxes	31,784	(6,272)
Gain on sale of discontinued operations	—	(620,366)
Changes in assets and liabilities:
Policy benefit liabilities	(24,430)	(29,121)
Reinsurance receivable	(3,520)	(141,455)
Accrued interest and other receivables	(8,702)	8,783
Other, net	87,087	(142,329)

Net cash provided by (used in) operating activities	(104,576)	44,267

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,009,873	2,279,270
Mortgage loans on real estate	44,161	72,142
Equity investments and other limited partnership interests	26,195	22,387
Purchases of investments:
Fixed maturities available-for-sale	(2,093,958)	(1,852,218)
Mortgage loans on real estate	(146,901)	(140,390)
Equity investments and other limited partnership interests	(5,752)	(5,582)
Net change in short-term investments	123,981	(453,180)
Net change in repurchase agreements	(72,507)	275,579
Other, net	93,315	(14,680)
Proceeds from the disposition of Healthcare segment, net of cash disposed, direct expenses and income taxes	—	1,323,972

Net cash provided by (used in) investing activities	(21,593)	1,507,300

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2009	2008

		(Restated Note 1)
Cash flows from financing activities:
Contract deposits	$968,251	$1,034,426
Contract withdrawals	(769,908)	(838,356)
Change in due to parent and affiliates	(45,848)	(21,222)
Dividends paid	(24,682)	(1,664,989)
Net commercial paper borrowings (repayments)	(26,977)	3,750
Change in bank overdrafts	4,747	(108,527)
Income tax benefit of stock option exercises	219	447

Net cash provided by (used in) financing activities	105,802	(1,594,471)

Net increase (decrease) in cash	(20,367)	(42,904)
Cash, continuing and discontinued operations, beginning of period	28,352	65,436

Cash, end of period	$7,985	$22,532

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$2,463	$16,652
Income tax payments withheld	29,109	31,108
Interest	18,799	20,143

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	1,311	3,231
Fair value of assets acquired in settlement of fixed maturity investments	—	8,674

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
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

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Restatement of January 1, 2008 retained earnings and income from continuing and discontinued operations for the three and six-month periods ended June 30, 2008 - The accompanying condensed consolidated statement of stockholder’s equity has been restated as a result of a previous misstatement of deferred income taxes. During 2008, the Company completed an in depth analysis of its deferred tax balances resulting in an increase to retained earnings on January 1, 2008 of $43,914 from the amount previously reported of $1,238,150. Income from continuing operations was decreased by $23,000 for the three and six-month periods ended June 30, 2008 from the amounts previously reported of $89,962 and $337,955, respectively. Income from discontinued operations was decreased by $12,000 for the three and six-month periods ended June 30, 2008 from the amounts previously reported of $632,366 and $667,370, respectively. See Note 12 for further discussion.

2. Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash. During the six months ended June 30, 2008, the Company recognized a gain in the amount of $684,105, net of income taxes, upon completion of the transaction. Income from discontinued operations for the second quarter of 2008 includes charges in the amount of $63,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers. CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries. The Company retained a small portion of its Healthcare business and reports it within its Individual Markets

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

segment. As discussed in Note 13, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

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

The following table summarizes the major classifications of assets and liabilities of discontinued operations at June 30, 2009 and December 31, 2008:

Assets	June 30, 2009	December 31, 2008

Reinsurance receivable	$107,737	$124,089

Total assets	$107,737	$124,089

Liabilities

Future policy benefits	$59,231	$39,776
Policy and contract claims	48,506	84,313

Total liabilities	$107,737	$124,089

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income during the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues from discontinued operations	$—	$—	$—	$314,431
Benefits and expenses from discontinued operations	—	63,739	—	343,166

Income (loss) from discontinued operations, net of income tax expense (benefit) $ -, ($37,805), $ - and ($19,256)	—	(63,739)	—	(28,735)
Gain on sale of discontinued operations, net of income taxes of $ -, $405,753, $ - and $405,753	—	684,105	—	684,105

Income from discontinued operations	$—	$620,366	$—	$655,370

The Company adopted a restructuring plan in connection with the sale of its Healthcare segment. The restructuring plan consisted of a structural reorganization which will enable the Company to operate effectively in its present business environment. The liability is included in other liabilities in the condensed consolidated balance sheets. The amounts incurred and adjustments to original estimates have been charged (credited) to income from discontinued operations. The Company does not anticipate incurring significant additional costs in the future. It is estimated that the restructuring plan will be substantially complete during 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following is a reconciliation of the liability the Company recorded in connection with the restructuring plan:

Severance, retention and other employee related costs

Balance, April 1, 2008	$—
Amount incurred	49,202
Adjustments to original estimates, net	(6,268)
Cash payments and other settlements	(30,222)

Balance, December 31, 2008	12,712
Cash payments and other settlements	(10,094)
Other adjustments	529

Balance, June 30, 2009	$3,147

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

4. Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These statements change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. Some of the significant changes include the recognition of 100% percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of these statements for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of FASB Statement of Financial Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets. The Company adopted the provisions of FSP No. 157-2 on January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s condensed consolidated financial position or the results of its operations.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FSP FAS No. 142-3 for its fiscal year beginning January 1, 2009. The adoption of FSP FAS No. 142-3 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company adopted the provisions of FSP No. FAS 132(R)-1 for its fiscal year beginning January 1, 2009. The additional disclosures have been incorporated herein.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, FSP No. FAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 157-4 for its fiscal quarter ending June 30, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires those disclosures required by Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” for interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company adopted FSP No. FAS 107-1 and APB 28-1 for its fiscal quarter ending June 30, 2009. The additional disclosures have been incorporated herein.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 requires companies to bring greater consistency to the timing of impairment recognition and provides for greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 and FAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS No. 115-2 and FAS 124-2 for its fiscal quarter ending June 30, 2009 and recognized the effect of applying it as a change in accounting principle. The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying FSP No. FAS 115-2 and FAS 124-2 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No.165 requires companies to establish principles and requirements for subsequent events. Specifically, SFAS No. 165 requires the disclosure of the period after the balance sheet date through which management has evaluated events and transactions that may occur for potential recognition or disclosure in a company’s financial statements. In addition, SFAS No. 165 provides the circumstances under which the disclosures are required of an entity regarding events and circumstances that have occurred after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 for its fiscal quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”). FASB Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125” (“SFAS No. 140”) is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. SFAS No. 166 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company will adopt the provisions of SFAS No. 166 for its fiscal year beginning January 1, 2010. The Company is evaluating the impact of adoption of SFAS No. 166.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46(R)”). Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”) only when specific events had occurred. SFAS No. 167 changes the consolidation guidance applicable to a VIE. It also amends the guidance governing the determination of whether an entity is the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE. SFAS No. 167 also requires enhanced disclosures about an entity’s involvement with a VIE. SFAS No. 167 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company will adopt the provisions of SFAS No. 167 for its fiscal year beginning January 1, 2010. The Company is evaluating the impact of adoption of SFAS No. 167.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the source of authoritative accounting principles recognized by the FASB being applied by nongovernmental entities to be the FASB Accounting Standards Codification. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its fiscal quarter ended September 30, 2009. The adoption of SFAS No. 168 will not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

5. Related Party Transactions

Included in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 are the following related party amounts:

	June 30, 2009	December 31, 2008

Reinsurance receivable	$439,072	$425,369
Future policy benefits	2,350,572	2,393,013

Included in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2009 and 2008 are the following related party amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Premium income, net of related party premiums ceded of $2,154, $1,650, $2,960 and $2,516	$40,409	$39,045	$69,854	$76,425
Life and other policy benefits, net of reinsurance recoveries of $3,570, $221, $6,672 and $3,283	27,718	29,327	53,749	56,365
Increase (decrease) in future policy benefits	4,520	(16,957)	(11,415)	(7,395)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC. GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for on-balance sheet policy liabilities and capital support. The first letter of credit is for $969,000 and renews annually until it expires on December 31, 2025. The second letter of credit is for $70,000 and renews annually for an indefinite period of time. At June 30, 2009 and December 31, 2008 there were no outstanding amounts related to the letters of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds. The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company. During the three-month period ended June 30, 2009 and 2008, these purchases totaled $47,636 and $33,256, respectively. During the six-month period ended June 30, 2009 and 2008, these purchases

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

totaled $66,020 and $45,462, respectively. As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced its separate account assets and liabilities by $315,641 and $265,299 at June 30, 2009 and December 31, 2008, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations. Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner. During the six-month period ended June 30, 2009, the Company paid dividends in the amount of $24,682 to its parent, GWL&A Financial.

On May 4, 2009, the Company’s Board of Directors approved a plan of merger between the Company and Canada Life Insurance Company of America, its wholly owned subsidiary, subject to the approval of the Colorado Division of Insurance and the State of Michigan Office of Financial and Insurance Services. Subject to approval, it is anticipated that the merger will be completed on September 30, 2009. The completion of the merger will not have an impact on the Company’s condensed consolidated financial statements.

6. Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2009:

	June 30, 2009

Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value	OTTI included in AOCI [1]

U.S. government direct obligations and U.S. agencies	$1,819,989	$87,411	$4,701	$1,902,699	$1,902,699	$—
Obligations of U.S. states and their subdivisions	1,175,007	106,801	543	1,281,265	1,281,265	—
Foreign governments	470	—	18	452	452	—
Corporate debt securities	6,366,863	157,250	436,068	6,088,045	6,088,045	16,680
Asset-backed securities	2,405,112	139	676,585	1,728,666	1,728,666	—
Residential mortgage-backed securities	872,115	4,633	75,191	801,557	801,557	—
Commercial mortgage-backed securities	774,940	436	84,289	691,087	691,087	—
Collateralized debt obligations	66,128	—	7,939	58,189	58,189	—

Total fixed maturities	$13,480,624	$356,670	$1,285,334	$12,551,960	$12,551,960	$16,680

Equity investments:

Consumer products	$4	$47	$2	$49	$49	$—
Equity mutual funds	15,060	2,803	854	17,009	17,009	—
Airline industry	3,138	9	897	2,250	2,250	—

Total equity investments	$18,202	$2,859	$1,753	$19,308	$19,308	$—

1  Represents the amount of other-than-temporary impairment losses at April 1, 2009 that were reclassified out of retained earnings into AOCI under FSP No. FAS 115-2 and FAS 124-2.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2008:

	December 31, 2008

Fixed Maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Carrying value

U.S. government direct obligations and U.S. agencies	$2,356,143	$81,084	$6,601	$2,430,626	$2,430,626
Obligations of U.S. states and their subdivisions	1,173,185	10,026	34,443	1,148,768	1,148,768
Foreign governments	1,140	12	—	1,152	1,152
Corporate debt securities	5,589,524	51,728	615,647	5,025,605	5,025,605
Asset-backed securities	2,521,704	960	667,006	1,855,658	1,855,658
Residential mortgage-backed securities	883,250	5,114	127,042	761,322	761,322
Commercial mortgage-backed securities	792,083	109	110,919	681,273	681,273
Collateralized debt obligations	77,646	—	8,514	69,132	69,132

Total fixed maturities	$13,394,675	$149,033	$1,570,172	$11,973,536	$11,973,536

Equity investments:

Consumer products	$4	$52	$2	$54	$54
Equity mutual funds	14,563	2,161	962	15,762	15,762
Airline industry	1,763	211	—	1,974	1,974

Total equity investments	$16,330	$2,424	$964	$17,790	$17,790

See Note 7 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at June 30, 2009, by contractual maturity date, are shown in the table below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009

	Amortized cost	Estimated fair value

Maturing in one year or less	$867,971	$771,576
Maturing after one year through five years	2,746,799	2,809,003
Maturing after five years through ten years	2,342,496	2,385,533
Maturing after ten years	1,742,123	1,562,948
Mortgage-backed and asset-backed securities	5,781,235	5,022,900

	$13,480,624	$12,551,960

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Proceeds from sales	$603,335	$402,732	$1,255,370	$1,489,711
Gross realized gains from sales	13,013	16,986	18,709	36,065
Gross realized losses from sales	—	21	723	107

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, sales of securities acquired in the current year and gains on repurchase agreement transactions.

The Company has fixed maturity securities with fair values in the amounts of $6,009 and $0 that have been non-income producing for the twelve months preceding June 30, 2009 and December 31, 2008, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments

The Company makes limited use of derivative financial instruments for risk management purposes associated with its invested assets. Derivatives are not used for speculative purposes. To hedge the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate from the swap. In order to hedge the risk of a change in the fair value of certain assets, interest rate futures are utilized. Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is hedged through the use of foreign currency exchange contracts. Not all of these derivative transactions are eligible for hedge accounting treatment under SFAS No. 133. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The Company’s exposure is limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives. Counterparty credit risk was evaluated and fair values were adjusted accordingly at June 30, 2009 and December 31, 2008. As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred. The Company had no derivatives with credit-risk-related contingent features at June 30, 2009 or December 31, 2008.

The Company’s derivatives treated as fair value hedges are eligible for hedge accounting under SFAS No. 133. Unrealized derivative gains and losses from the effective portion of cash flow hedges are included in accumulated other comprehensive income/(loss) and are reclassified into earnings at the time interest income is recognized. At June 30, 2009 and December 31, 2008, the Company did not have any derivatives designated as net investment hedging relationships. Some of the Company’s derivatives were not designated as hedging instruments under SFAS No. 133 at June 30, 2009. At December 31, 2008, the Company did not have any derivatives that were not designated as hedging instruments under SFAS No. 133.

The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company determines if (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument. If both of these are true, the Company has the option of separating the embedded derivative from the host contract and carrying it at its fair value, or under Statement of Financial

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”, the Company may carry the entire hybrid instrument at fair value with gains and losses recognized in earnings.

The following table summarizes derivative financial instruments and volume of activity at June 30, 2009:

	June 30, 2009

	Notional amount	Number of contracts	Strike/Swap rate	Maturity

Interest rate swaps	$217,500	18	0.47%-1.11%	February 2012- February 2045

Foreign currency contracts	52,001	2	N/A	March 2014- December 2016

Futures:
Thirty year U.S Treasury:
Short position	47,500	475	N/A	September 2009
Ten year U.S. Treasury:
Short position	146,200	1,462	N/A	September 2009
Five year U.S. Treasury:
Short position	6,400	64	N/A	September 2009

The following tables present the effect of derivative instruments in the statement of income for the three and six-month periods ended June 30, 2009:

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)

	Three months ended June 30, 2009	Three months ended June 30, 2009	Income statement location	Three months ended June 30, 2009	Income statement location

Derivatives under SFAS No. 133 cash flow hedging relationships:
Interest rate swaps	($17,523)	$134	(A)	$5	(A)
Foreign exchange contracts	(5,331)	—		—
Interest rate futures	—	14	(A)	—

Total	($22,854)	$148		$5

(A) Net investment income

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)

	Six months ended June 30, 2009	Six months ended June 30, 2009	Income statement location	Six months ended June 30, 2009	Income statement location

Derivatives under SFAS No. 133 cash flow hedging relationships:
Interest rate swaps	($49,228)	$204	(A)	$24	(A)
Foreign exchange contracts	(5,694)	—		—
Interest rate futures	—	27	(A)	—

Total	($54,922)	$231		$24

(A) Net investment income

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets

	Three months ended June 30, 2009	Income statement location	Three months ended June 30, 2009	Income statement location

Derivatives under SFAS No. 133 fair value hedging relationships:
Interest rate futures	$954	(A)	$—
Interest rate futures	2,508	(B)	—
Items hedged in interest rate futures	—		(3,636)	(A)

Total	$3,462		($3,636)

(A)	Net investment income
(B)	Realized investment gains (losses), net

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets

	Six months ended June 30, 2009	Income statement location	Six months ended June 30, 2009	Income statement location

Derivatives under SFAS No. 133 fair value hedging relationships:
Interest rate futures	$4,187	(A)	$—
Interest rate futures	964	(B)	—
Items hedged in interest rate futures	—		(5,285)	(A)

Total	$5,151		($5,285)

(A)	Net investment income
(B)	Realized investment gains (losses), net

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets

	Three months ended June 30, 2009	Income statement location	Three months ended June 30, 2009	Income statement location

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate futures	($2,156)	(A)	$—
Interest rate futures	5,525	(B)	—

Total	$3,369		$—

(A)	Net investment income
(B)	Realized investment gains (losses), net

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets

	Six months ended June 30, 2009	Income statement location	Six months ended June 30, 2009	Income statement location

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate futures	($2,156)	(A)	$—
Interest rate futures	5,525	(B)	—

Total	$3,369		$—

(A)	Net investment income
(B)	Realized investment gains (losses), net

As of June 30, 2009, the Company estimates that $10,100 of net derivative gains included in accumulated other comprehensive income/(loss) will be reclassified into net income within the next twelve months.

The following table presents derivative instruments in the balance sheet at June 30, 2009:

	Asset derivatives		Liability derivatives

	June 30, 2009		June 30, 2009

	Fair value	Balance sheet location	Fair value	Balance sheet location

Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	$24,601	(A)	$—
Foreign exchange contracts	—		3,677	(B)

Total	$24,601		$3,677

(A)	Other assets
(B)	Other liabilities

Limited partnership interests and limited liability corporation interests - Limited partnership interests are accounted for using the cost method of accounting. The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations. Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits. These securities are carried at amortized cost as determined using the effective yield method. At June 30, 2009 and December 31, 2008, the Company had $271,649 and $293,956, respectively, invested in limited partnerships and limited liability corporations.

Impairment of fixed maturity and equity investments classified as available-for-sale

The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income/(loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, which changed the accounting and disclosure requirements of FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance, the Company was required to record in net realized gains/(losses) on investments an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. The new guidance provides that if management intends to sell the debt security or it is more likely than not the Company will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the other-than-temporarily impaired debt security’s amortized cost basis and its fair value at the balance sheet date.

FSP No. FAS 115-2 and FAS 124-2 provides that if management does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the debt security prior to impairment) is less than the amortized cost basis of the debt security (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred. In this instance, FSP No. FAS 115-2 and FAS 124-2 requires the bifurcation of the total other-than-temporary impairment into two components: the amount related to the credit loss, which is recognized in earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income/(loss). After the recognition of an other-than-temporary impairment, the debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the debt security before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the issuer’s operations and ability to generate future cash flows.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
•	The decline in fair value has existed for an extended period of time.
•	A debt security has been downgraded by a credit rating agency.
•	The financial condition of the issuer has deteriorated.
•	The historical and implied volatility of the fair value of the security.
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security. The Company does write down, to the present value of the cash flows expected to be collected, securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The Company records write-downs as realized losses and adjusts the cost basis of the securities accordingly.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at June 30, 2009 and December 31, 2008:

	June 30, 2009

	Less than twelve months		Twelve months or longer		Total

Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI

U.S. government direct obligations and U.S. agencies	$56,870	$3,685	$36,258	$1,016	$93,128	$4,701
Obligations of U.S. states and their subdivisions	24,556	450	1,171	93	25,727	543
Foreign governments	—	—	452	18	452	18
Corporate debt securities	781,589	80,999	1,860,231	355,069	2,641,820	436,068
Asset-backed securities	230,950	81,290	1,488,482	595,295	1,719,432	676,585
Residential mortgage-backed securities	30,339	1,813	659,053	73,378	689,392	75,191
Commercial mortgage-backed securities	81,462	3,423	548,654	80,866	630,116	84,289
Collateralized debt obligations	6,574	779	51,614	7,160	58,188	7,939

Total fixed maturities	$1,212,340	$172,439	$4,645,915	$1,112,895	$5,858,255	$1,285,334

Equity investments:

Consumer products	$—	$—	$1	$2	$1	$2
Equity mutual funds	—	—	2,485	854	2,485	854
Airline industry	868	897	—	—	868	897

Total equity investments	$868	$897	$2,486	$856	$3,354	$1,753

Total number of securities in an unrealized loss position		201		482		683

	December 31, 2008

	Less than twelve months		Twelve months or longer		Total

Fixed maturities:	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss

U.S. government direct obligations and U.S. agencies	$41,965	$2,042	$157,062	$4,559	$199,027	$6,601
Obligations of U.S. states and their subdivisions	662,723	28,728	65,697	5,715	728,420	34,443
Corporate debt securities	2,271,214	213,400	1,556,161	402,247	3,827,375	615,647
Asset-backed securities	500,923	116,651	1,317,953	550,355	1,818,876	667,006
Residential mortgage-backed securities	309,373	48,668	334,562	78,374	643,935	127,042
Commercial mortgage-backed securities	300,880	35,332	349,646	75,587	650,526	110,919
Collateralized debt obligations	32,234	4,964	36,686	3,550	68,920	8,514

Total fixed maturities	$4,119,312	$449,785	$3,817,767	$1,120,387	$7,937,079	$1,570,172

Equity investments:

Consumer products	$2	$2	$—	$—	$2	$2
Equity mutual funds	2,449	962	—	—	2,449	962

Total equity investments	$2,451	$964	$—	$—	$2,451	$964

Total number of securities in an unrealized loss position		1,956		571		2,527

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Fixed maturity investments - Total unrealized losses decreased by $284,838 from December 31, 2008 to June 30, 2009. This decrease in unrealized losses is primarily due to the corporate debt securities and residential and commercial mortgage-backed securities classes and reflects some recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on corporate debt securities decreased by $179,579 from December 31, 2008 to June 30, 2009. The valuation of these securities has been significantly influenced by market conditions. Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	June 30, 2009	December 31, 2008

Finance	72%	51%
Utility	13%	20%
Natural resources	5%	9%
Consumer	4%	8%
Transportation	2%	4%
Other	4%	8%

	100%	100%

The non-finance sectors within the corporate debt security class had a decrease in unrealized losses, totaling approximately $182,220 since December 2008, generally attributable to tightening credit spreads and the return of some market liquidity. There was an increase in unrealized losses related to the finance sector of approximately $2,641 since December 31, 2008, primarily related to perpetual floating-interest-rate securities issued by foreign banks.

At June 30, 2009, 40% of total unrealized losses on corporate debt securities (approximately $175,956 of the $436,068), was related to securities in the finance industry on which there has been a ratings downgrade since December 31, 2008. Of the downgraded securities, 68% (approximately $119,632 of the $175,956) continue to be rated BBB or above.

Unrealized losses on residential and commercial mortgage-backed securities decreased $51,851 and $26,630, respectively, since December 31, 2008, generally due to tightening of credit spreads and the return of some market liquidity. Providing a partial offset, unrealized losses on asset-backed securities increased $9,579, however the pace of this increase has significantly slowed from prior periods. Although markets have improved, the continued market disruption has influenced valuations at June 30, 2009; however, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal. See Note 7 for additional discussion regarding fair value measurements.

Future recoveries in the fair value of all available-for-sale securities will be dependent upon the return of normal market liquidity and changes in general market conditions. While the decline in fair value has decreased, there has not yet been a full recovery in the markets and many unrealized losses have existed for longer than twelve months. The Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities. Current liquidity conditions in the market place contribute to the uncertainty in the financial condition of the many issuers; however, the Company continually monitors its credit risk exposure to identify potential losses. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Equity investments - The increase in unrealized losses of $789 from December 31, 2008 to June 30, 2009 is related to issues in the airline industry. At June 30, 2009, the Company is continuing to monitor conditions impacting the industry, as noted above, and has determined that these securities are not other-than-temporarily impaired.

Other-than-temporary impairment recognition - The Company adopted FSP No. FAS 115-2 and FAS 124-2 for its fiscal quarter ended June 30, 2009. The adoption resulted in the reclassification of the non-credit portion of previously recorded other-than-temporary impairments on securities held as of April 1, 2009. A cumulative effect adjustment of $8,528 was recorded as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income/(loss) in the condensed consolidated statement of stockholders’ equity. The following table summarizes the components of the cumulative effect adjustment:

Increase in amortized cost of fixed maturity available-for-sale securities	$16,680
Change in deferred acquisition costs and value of business acquired	(3,560)
Income tax	(4,592)

Net cumulative effect	$8,528

The Company recorded other-than-temporary impairments on fixed maturity investments of $943 and $111 during the three months ended June 30, 2009 and 2008, respectively. In 2009, none of these other-than-temporary impairments were recognized in other comprehensive income. During the six months ended June 30, 2009 and 2008, the Company recorded other-than-temporary impairments on fixed maturity investments of $3,405 and $16,272, respectively. In 2009, all other-than-temporary impairments on fixed maturity investments were related to continuing operations. Of the $16,272 recorded during the first six months of 2008, $11,900 was related to continuing operations, and $4,372 was related to discontinued operations. The Company recorded other-than-temporary impairments on equity securities of $7 during the three months and six months ended June 30, 2009. The Company did not record any other-than-temporary impairments on equity securities during the three months or six months ended June 30, 2008.

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in net realized capital gains (losses) in the condensed consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, April 1, 2009	$43,871
Non-credit losses reclassified out of retained earnings into AOCI (A)	(16,680)

Bifurcated credit loss balance, June 30, 2009	$27,191

(A) Related to the adoption of FSP No. FAS 115-2 and FAS 124-2

The credit loss portion on fixed maturities was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows. These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the security’s original effective rate. Inputs used to derive expected cash flows included default rates, credit ratings, collateral characteristics and current levels of subordination.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

7. Fair Value Measurements

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008

Assets	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Fixed maturities and short-term investments	$13,397,544	$13,397,544	$12,378,740	$12,378,740
Mortgage loans on real estate	1,479,905	1,389,980	1,380,101	1,373,015
Equity investments	19,308	19,308	17,790	17,790
Policy loans	3,994,071	3,994,071	3,979,094	3,979,094
Other investments	25,703	50,743	31,992	58,600
Derivative instruments	24,601	24,601	92,713	92,713
Collateral under securities lending agreements	91,941	91,941	43,205	43,205
Reinsurance receivable	12,297	12,297	8,144	8,144
Separate account assets	16,647,985	16,647,985	15,121,943	15,121,943

	June 30, 2009		December 31, 2008

Liabilities	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Annuity contract reserves without life contingencies	$7,055,207	$6,666,493	$6,736,101	$6,176,405
Policyholders’ funds	345,636	345,636	320,320	320,320
Repurchase agreements	129,572	129,572	202,079	202,079
Commercial paper	70,190	70,190	97,167	97,167
Payable under securities lending agreements	91,941	91,941	43,205	43,205
Derivative instruments	3,677	3,677	—	—
Notes payable	532,312	532,312	532,307	532,307
Separate account liabilities	16,647,985	16,647,985	15,121,943	15,121,943

Fixed maturity and equity securities

The fair values for public fixed maturity and equity securities are based upon quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated. To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term. Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

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
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

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

Other investments

Other investments include the Company’s percentage ownership of a foreclosed lease interest in aircraft. The estimated fair value is based on the present value of anticipated lease payments plus the residual value of the aircraft. Also included in other investments is real estate held for investment. The estimated fair value is based on appraised value.

Derivative instruments

Included in other assets at June 30, 2009 and December 31, 2008 are derivative financial instruments in the amounts of $24,601 and $92,713, respectively. Included in other liabilities at June 30, 2009 and December 31, 2008 are derivative financial instruments in the amounts of $3,677 and $0, respectively. The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors. Counterparty credit risk considerations were immaterial to the valuation of the derivatives at both June 30, 2009 and December 31, 2008.

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

Policyholders’ funds

The estimated fair values of policyholders’ funds are the same as the carrying amounts since the Company can change the interest crediting rates with thirty days notice.

Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon discounted cash flows at current market rates on high quality investments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The levels of the fair value hierarchy are as follows:

•   Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include actively exchange-traded equity securities.

•   Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values for some Level 2 securities were obtained from a pricing service. The list of inputs used by the pricing service is reviewed on a quarterly basis. The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data. Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives. See Note 6 for further discussions of derivatives and their impact on the Company’s condensed consolidated financial statements.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis June 30, 2009

Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,901,318	$1,381	$1,902,699
Obligations of U.S. states and their subdivisions	—	1,281,265	—	1,281,265
Foreign governments	—	452	—	452
Corporate debt securities	—	5,859,735	228,310	6,088,045
Asset-backed securities	—	1,326,675	401,991	1,728,666
Residential mortgage-backed securities	—	801,557	—	801,557
Commercial mortgage-backed securities	—	635,782	55,305	691,087
Collateralized debt obligations	—	43,949	14,240	58,189

Total fixed maturities available-for-sale	—	11,850,733	701,227	12,551,960

Fixed maturities, held for trading:
U.S. government direct obligations and U.S. agencies	—	421,520	—	421,520
Corporate debt securities	—	63,794	—	63,794
Asset-backed securities	—	40,450	—	40,450
Commercial mortgage-backed securities	—	7,833	—	7,833

Total fixed maturities held for trading	—	533,597	—	533,597

Equity investments available-for-sale:
Consumer products	49	—	—	49
Equity mutual funds	16,679	330	—	17,009
Airline industry	2,250	—	—	2,250

Total equity investments	18,978	330	—	19,308

Short-term investments available-for-sale	31,031	280,956	—	311,987
Collateral under securities lending agreements	91,941	—	—	91,941
Other assets [1]	—	24,601	—	24,601
Separate account assets [2]	9,697,776	6,497,201	7,790	16,202,767

Total assets	$9,839,726	$19,187,418	$709,017	$29,736,161

Liabilities

Total liabilities [1]	$—	$—	$3,677	$3,677

[1]	Includes derivative financial instruments.
[2]	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended June 30, 2009:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2009

	Fixed maturities available-for- sale: U.S government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for- sale: collateralized debt obligations	Other assets and liabilities [1]	Separate accounts

Balance, April 1, 2009	$—	$184,427	$531,974	$54,568	$41,873	$1,654	$8,303
Realized and unrealized gains and losses:
(Gains) losses included in net income	—	57	3,143	—	—	—	—
Gains (losses) included in other comprehensive income	280	24,198	86,858	389	18,582	(5,331)	916
Purchases, issuances and settlements	1	29,172	(50,626)	(91)	(7,475)	—	(124)
Transfers in (out) of Level 3	1,100	(9,544)	(169,358)	439	(38,740)	—	(1,305)

Balance, June 30, 2009	$1,381	$228,310	$401,991	$55,305	$14,240	($3,677)	$7,790

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2009	$—	$—	$—	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

Realized gains and losses due to the changes in fair value on assets classified as Level 3 at the beginning of the period included in net income for the three months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2009

	Net realized gains (losses) on investments	Net investment income

Realized gains and losses included in net income for the period	$3,200	$—

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2009:

	Recurring Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2009

	Fixed maturities available-for- sale: U.S government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for- sale: collateralized debt obligations	Other assets and liabilities [1]	Separate accounts

Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532
Realized and unrealized gains and losses:
(Gains) losses included in net income	—	57	3,143	—	—	—	—
Gains (losses) included in other comprehensive income	2,852	6,656	63,897	(282)	(4,652)	(6,901)	539
Purchases, issuances and settlements	(102)	(7,672)	(79,311)	(173)	(100)	—	3,762
Transfers in (out) of Level 3	(16,080)	25,294	(107,089)	439	18,779	—	2,957

Balance, June 30, 2009	$1,381	$228,310	$401,991	$55,305	$14,240	($3,677)	$7,790

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2009	$—	$—	$—	$—	$—	$—	$—

[1]	Includes derivative financial instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Realized gains and losses due to the changes in fair value on assets classified as Level 3 at the beginning of the period included in net income for the six months ended June 30, 2009 are as follows:

	Six Months Ended June 30, 2009

	Net realized gains (losses) on investments	Net investment income

Realized gains and losses included in net income for the period	$3,200	$—

Non-recurring Level 3 assets and liabilities - At June 30, 2009, the Company has no assets or liabilities measured at fair value on a non-recurring basis.

8. Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the year ended December 31, 2008 and the six months ended June 30, 2009 are as follows:

Amount

Balance, January 1, 2008	$101,655
Purchase price accounting adjustment	3,600

Balance, December 31, 2008 and June 30, 2009	$105,255

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of June 30, 2009 and December 31, 2008:

	June 30, 2009

	Gross carrying amount	Accumulated amortization	Net book value

Customer relationships	$36,314	($8,644)	$27,670
Preferred provider agreements	7,970	(3,912)	4,058

Total	$44,284	($12,556)	$31,728

	December 31, 2008

	Gross carrying amount	Accumulated amortization	Net book value

Customer relationships	$36,314	($7,249)	$29,065
Preferred provider agreements	7,970	(3,211)	4,759

Total	$44,284	($10,460)	$33,824

Amortization expense of other intangible assets included in general insurance expenses was $1,048 and $1,874 for the three-month periods ended June 30, 2009 and 2008, respectively. Amortization expense of other intangible assets was $2,096 and $2,527 for the six-month periods ended June 30, 2009 and 2008, respectively. Except for goodwill, the Company has no intangible assets with indefinite lives. The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2009 through December 31, 2013 is as follows:

Year Ended December 31,	Amount

2009	$4,492
2010	4,004
2011	3,801
2012	3,597
2013	3,418

9. Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	($54,922)	$19,223	($35,699)
Unrealized holding gains (losses) arising during the year	524,504	(183,576)	340,928
Less: reclassification adjustment for gains (losses) realized in net income	(10,829)	3,790	(7,039)

Net unrealized gains (losses)	458,753	(160,563)	298,190
Reserve, deferred acquisition costs and value of business acquired adjustments	(111,091)	38,882	(72,209)

Net unrealized gains (losses)	347,662	(121,681)	225,981
Employee benefit plan adjustment	(3,792)	1,327	(2,465)

Other comprehensive income (loss)	$343,870	($120,354)	$223,516

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2008:

	Year Ended December 31, 2008

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on available-for-sale securities:
Net changes during the year related to cash flow hedges	$85,494	$(29,923)	$55,571
Unrealized holding gains (losses) arising during the year	(1,431,239)	496,555	(934,684)
Less: reclassification adjustment for (gains) losses realized in net income	38,978	(10,989)	27,989

Net unrealized gains (losses)	(1,306,767)	455,643	(851,124)
Reserve, deferred acquisition costs and value of business acquired adjustments	254,180	(88,963)	165,217

Net unrealized gains (losses)	(1,052,587)	366,680	(685,907)
Employee benefit plan adjustment	(115,766)	40,518	(75,248)

Other comprehensive income (loss)	($1,168,353)	$407,198	($761,155)

10. Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company. During the three-month periods ended June 30, 2009 and 2008, the Company recognized $638 and $423, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan. During the six-month periods ended June 30, 2009 and 2008, the Company recognized $1,311 and $1,251, respectively, related to share-based compensation expense. In addition, during the three-month period ended June 30, 2008, the Company recorded $1,980 of compensation expense related to share-based compensation due to the acceleration of vesting of certain stock options related to the sale of the Healthcare business and it is included in income from discontinued operations in the condensed consolidated statement of income.

Lifeco did not grant stock options to employees of the Company during the six months ended June 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

11. Components of Net Periodic Benefit Cost

Net periodic (benefit) cost of the Company’s Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2009 and 2008 include the following components:

	Three Months Ended June 30,

	2009	2008	2009	2008

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$961	$1,259	$153	$275
Interest cost	4,853	4,554	256	280
Expected return on plan assets	(3,917)	(5,036)	—	—
Amortization of transition obligation	(378)	(379)	—	—
Amortization of unrecognized prior service cost	22	22	(412)	(412)
Amortization of loss from earlier periods	2,664	226	—	—

Net periodic (benefit) cost	$4,205	$646	($3)	$143

	Six Months Ended June 30,

	2009	2008	2009	2008

	Defined benefit pension plan		Post-retirement medical plan

Components of periodic (benefit) cost:
Service cost	$1,922	$3,226	$306	$714
Interest cost	9,706	9,249	512	695
Expected return on plan assets	(7,834)	(10,428)	—	—
Amortization of transition obligation	(756)	(757)	—	—
Amortization of unrecognized prior service cost	44	76	(824)	(1,344)
Amortization of loss from earlier periods	5,328	226	—	85

Net periodic (benefit) cost	$8,410	$1,592	($6)	$150

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

12. Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008 (As restated)	2009	2008 (As restated)

Current	($2,613)	$20,490	$1,005	$39,602
Deferred	19,955	2,893	31,784	(5,409)

Total income tax provision from continuing operations	$17,342	$23,383	$32,789	$34,193

As discussed in Note 1, during 2008, the Company completed an in depth analysis of its deferred tax balances. As a result, deferred income tax expense from continuing operations was increased by $23,000 for the three and six-month periods ended June 30, 2008 from the amounts previously reported of ($20,107) and ($28,409), respectively. Deferred income tax expense from discontinued operations was increased by $12,000 for the three and six-month periods ended June 30, 2008 from the amounts previously reported of $355,948 and $374,497, respectively.

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,

	2009	2008

Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2%)	(3.1%)
Tax credits	(2.1%)	(2.4%)
State income taxes, net of federal benefit	0.9%	0.3%
Provision for policyholders’ share of earnings on participating business	—	(20.8%)
FIN 48	(2.1%)	0.1%
Other, net	(1.0%)	0.7%

Effective federal income tax rate from continuing operations	28.5%	9.8%

Included above in the provision for policyholder’s share of earnings on participating business for the six months ended June 30, 2008 is the income tax effect of the $207,785 decrease in undistributed earnings on participating business as discussed in Note 3.

During the six months ended June 30, 2009, the Company recognized an increase of $14,460 in unrecognized tax benefits relating to FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) resulting from an anticipated increase in unrecognized tax benefits due to changes in the composition of the consolidated group. The anticipated range of increase to unrecognized tax benefits within the next twelve months is $28,000 to $32,000.

Tax years 2005, 2006 and 2007 are open to federal examination by the Internal Revenue Service. The Company is currently under federal examination by the Internal Revenue Service for the 2005 tax year. The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2009. Also, the Company does not expect significant increases or decreases relating to state and local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The change in the deferred income tax asset between January 1, 2009 and June 30, 2009 is as follows:

Balance, January 1, 2009	$577,799
Decrease in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on investment assets, net of policyholder related amounts	(114,918)
Increase in deferred tax asset related to FIN 48	14,460
Decrease in deferred tax asset related to the condensed consolidated statement of income	(31,784)
Other, net	(4,454)

Balance, June 30, 2009	$441,103

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

		(As restated)		(As restated)
Revenues:
Premium income	$79,532	$65,785	$193,625	$178,560
Fee income	11,665	13,600	22,325	28,028
Net investment income	174,172	170,882	347,185	343,830
Net realized gains (losses) on investments	8,684	13,665	13,062	18,925

Total revenues	274,053	263,932	576,197	569,343

Benefits and expenses:
Policyholder benefits	216,793	195,844	458,589	433,547
Operating expenses	27,494	27,655	50,087	50,708

Total benefits and expenses	244,287	223,499	508,676	484,255

Income from continuing operations before income taxes	29,766	40,433	67,521	85,088
Income tax expense	10,775	12,255	21,078	26,351

Income from continuing operations	$18,991	$28,178	$46,443	$58,737

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

		(As restated)		(As restated)
Revenues:
Premium income	$807	$739	$1,624	$1,877
Fee income	77,440	96,161	149,451	190,638
Net investment income	87,795	87,022	185,078	174,466
Net realized gains (losses) on investments	10,394	10,646	8,161	13,329

Total revenues	176,436	194,568	344,314	380,310

Benefits and expenses:
Policyholder benefits	58,811	56,222	116,556	114,558
Operating expenses	89,158	82,304	174,174	172,845

Total benefits and expenses	147,969	138,526	290,730	287,403

Income from continuing operations before income taxes	28,467	56,042	53,584	92,907
Income tax expense	7,482	14,633	13,878	23,529

Income from continuing operations	$20,985	$41,409	$39,706	$69,378

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues:
Premium income	$39,909	$38,149	$67,100	$72,991
Fee income	1,265	1,108	2,488	2,306
Net investment income	11,063	9,197	22,119	17,780
Net realized gains (losses) on investments	2	—	150	190

Total revenues	52,239	48,454	91,857	93,267

Benefits and expenses:
Policyholder benefits	35,409	34,781	61,228	(141,592)
Operating expenses	19,628	19,803	36,853	63,706

Total benefits and expenses	55,037	54,584	98,081	(77,886)

Income from continuing operations before income taxes	(2,798)	(6,130)	(6,224)	171,153
Income tax expense (benefit)	(915)	(3,505)	(2,167)	(15,687)

Income (loss) from continuing operations	($1,883)	($2,625)	($4,057)	$186,840

14. Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business. This business includes the activities of the discontinued healthcare insurance business prior to its April 1, 2008 sale to CIGNA as discussed in Note 2. In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes. The credit facility matures on May 26, 2010. Interest accrues at a rate dependent on various conditions and terms of borrowings. The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after June 30, 2008. The Company had no borrowings under the credit facility at either June 30, 2009 or December 31, 2008 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business. The amounts of these unfunded commitments at June 30, 2009 and December 31, 2008 were $68,460 and $49,334, respectively, all of which is due within one year from the dates indicated.

15. Subsequent Events

Management has evaluated subsequent events for potential recognition or disclosure in the Company’s condensed consolidated financial statements through August 6, 2009, the date on which the Company’s condensed consolidated financial statements were issued. No subsequent event has occurred requiring its recognition or disclosure in the Company’s condensed consolidated financial statements.

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

Current Market Conditions

During the second half of 2008 and continuing into 2009, the financial markets in the United States and around the world were marked by continued turmoil. While the Company has conservative investment policies and practices, the significant deterioration in the capital markets had an impact on the financial results for the six-month period ended June 30, 2009.

The S&P 500 Index declined by 28% at June 30, 2009 when compared to June 30, 2008. The average of the S&P 500 Index during the six months ended June 30, 2009 declined by 37% when compared to the six months ended June 30, 2008.

	June 30,

S&P 500 Index	2009	2008

Index close	919	1,280
Index average	851	1,361

Variable asset-based fees fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market. Fee income decreased by $47 million, or 21%, to $174 million for the six months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Continued market declines in the future could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the six months ended June 30, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $3 million. A recovery in market liquidity and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2008. The Company has recorded a decrease in gross unrealized losses of $285 million and an increase in gross unrealized gains of $207 million during the six months ended June 30, 2009. This resulted in a $226 million increase to accumulated other comprehensive income/(loss), net of policyholder related amounts and deferred taxes. See Notes 6 and 9 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

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

Company Results of Operations

The following discussion addresses the Company’s condensed consolidated results of operations for the three and six-month periods ended June 30, 2009, compared with the same periods in 2008. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

As more fully described in Note 3 to the accompanying condensed consolidated financial statements, during the first quarter of 2008, the liability for undistributed earnings on participating business decreased by $208 million in connection with a long-standing assumption reinsurance agreement under which the Company had reinsured a block of participating policies. On January 1, 2008, the Company was no longer required to maintain this liability to meet the obligations under the terms of the agreement and, accordingly, the liability was released. On January 1, 2008, the Company began recognizing the net earnings on these policies in its net income.

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

	Three Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$121	$105
Fee income	90	111
Net investment income	273	267
Net realized gains on investments	19	24

Total revenues	503	507

Benefits and expenses:
Policyholder benefits	311	287
Operating expenses	136	130

Total benefits and expenses	447	417

Income from continuing operations before income taxes	56	90
Income tax expense	18	23

Income from continuing operations	$38	$67

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $29 million, or 43%, to $38 million for the three months ended June 30, 2009 when compared to 2008.

Premium income increased by $16 million, or 15%, to $121 million for the three months ended June 30, 2009 when compared to 2008. This increase is primarily related to increased sales in the Company’s Individual Markets segment.

Fee income decreased by $21 million, or 19%, to $90 million for the three months ended June 30, 2009 when compared to 2008. The decrease is primarily in the Company’s Retirement Services segment related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Net realized gains on investments decreased by $5 million, or 21%, to $19 million during the three months ended June 30, 2009 when compared to 2008. The decrease is due primarily to larger gains on sales of assets supporting surplus in the three months ended June 30, 2008 when compared to 2009.

Total benefits and expenses increased by $30 million, or 7%, to $447 million for the three months ended June 30, 2009 when compared to 2008. The increase is primarily due to increased reserves and interest credited in the Company’s Individual Markets segment.

Income tax expense for the three months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $23 million from the amount previously reported of $0 for the three months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $5 million, or 22%, to $18 million during the three months ended June 30, 2009 when compared to 2008. The decrease is due primarily to the 38% decrease in income from continuing operations before income taxes partially offset by an increase in the effective tax rate due to lower dividend-received deductions and low income housing tax credits.

Income from Discontinued Operations

As more fully described in Note 2 to the accompanying condensed consolidated financial statements, the Company sold substantially all of its healthcare insurance business on April 1, 2008 resulting in a gain in the amount of $1,090 million ($684 million net of income taxes) upon completion of the transaction. Income (loss) from discontinued operations during the six months ended June 30, 2008 includes charges in the amount of $101 million ($64 million net of income taxes) which represents costs associated with the sale.

The healthcare insurance business comprised all of the Company’s discontinued operations. Accordingly, the Company ceased recording operating activity from its discontinued operations on April 1, 2008.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

	Six Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$263	$253
Fee income	174	221
Net investment income	554	536
Net realized gains on investments	21	32

Total revenues	1,012	1,042

Benefits and expenses:
Policyholder benefits	636	406
Operating expenses	261	287

Total benefits and expenses	897	693

Income from continuing operations before income taxes	115	349
Income tax expense	33	34

Income from continuing operations	$82	$315

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $233 million for the six months ended June 30, 2009 when compared to 2008. The income from continuing operations of the Company’s Other segment included a gain in the amount of $208 million in 2008 as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Premium income increased by $10 million, or 4%, to $263 million for the six months ended June 30, 2009 when compared to 2008. This increase is primarily related to increased sales in the Company’s Individual Markets segment partially offset by a decrease of reinsurance activity in the Company’s Other segment.

Fee income decreased by $47 million, or 21%, to $174 million for the six months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Net investment income increased by $18 million, or 3%, to $554 million for the six months ended June 30, 2009 when compared to 2008. The increase is primarily due to an $11 million increase in net investment income in 2009 due to increases in the general accounts in the Company’s Retirement Services segment.

Net realized gains on investments decreased by $11 million, or 34%, to $21 million during the six months ended June 30, 2009 when compared to 2008. The decrease is due primarily to a $20 million decrease in net gains from sales activity due to larger gains on sales of assets supporting surplus in the six months ended June 30, 2008 when compared to 2009, partially offset by a $9 million decrease in other-than-temporary impairments.

Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, benefits and expenses decreased by $4 million, or less than 1%, for the six months ended June 30, 2009 when compared to 2008. The decrease is primarily due to a $23 million adjustment to cumulative deferred acquisition cost (“DAC”) amortization in 2008 as discussed in the Company’s Other segment offset by increased reserves and interest credited of $19 million in the Company’s Individual Markets segment.

Income tax expense for the six months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $23 million from the amount previously reported of $11 million for the six months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $1 million, or 3%, to $33 million during the six months ended June 30, 2009 when compared to 2008. Excluding the aforementioned $208 million gain in 2008 which was taxed in previous years, income from continuing operations before income taxes decreased by 18%. Income tax expense in 2009 did not decrease proportionally due to an increase in the effective tax rate as a result of lower low income housing tax credits.

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

Individual Markets Results of Operations

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$80	$66
Fee income	11	14
Net investment income	174	171
Net realized gains on investments	9	14

Total revenues	274	265

Benefits and expenses:
Policyholder benefits	216	197
Operating expenses	27	28

Total benefits and expenses	243	225

Income from continuing operations before income taxes	31	40
Income tax expense	11	12

Income from continuing operations	$20	$28

The following is a summary of the Individual Markets segment policies and participant accounts at June 30, 2009 and March 31, 2009:

(In thousands)	June 30, 2009	March 31, 2009

Policies and Participant Accounts	525	529

Income from continuing operations for the Individual Markets segment decreased by $8 million, or 29%, to $20 million during the three months ended June 30, 2009 when compared to 2008. The decrease is primarily related to decreases in fee income and lower realized gains on investments.

Premium income increased by $14 million, or 21%, to $80 million for the three months ended June 30, 2009 when compared to 2008. The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $19 million.

Fee income decreased by $3 million, or 21%, to $11 million for the three months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the second quarter of 2009 when compared to the second quarter of 2008.

Net investment income increased by $3 million, or 2%, to $174 million for the three months ended June 30, 2009 when compared to 2008. The increase is primarily due to higher policy loan interest income.

Net realized gains on investments decreased by $5 million, or 36%, to $9 million for the three months ended June 30, 2009 when compared to 2008. The decrease is due primarily to larger gains on sales of assets supporting surplus in the three months ended June 30, 2008 when compared to 2009.

Policyholder benefits increased by $19 million, or 10%, to $216 million during the three months ended June 30, 2009 when compared to 2008. The increase is primarily related to an increase in reserves related to the increased premium on the whole life product as mentioned above, in addition to increased interest credited on participating policies as a result of higher crediting rates.

Income tax expense for the three months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $11 million from the amount previously reported of $1 million for the three months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $1 million, or 8%, to $11 million during the three months ended June 30, 2009 when compared to 2008. The decrease is due primarily to the 22% decrease in income from continuing operations before income taxes partially offset by an increase in the effective tax rate due to lower dividend-received deductions and low income housing tax credits.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Six Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$194	$178
Fee income	22	28
Net investment income	347	344
Net realized gains on investments	13	19

Total revenues	576	569

Benefits and expenses:
Policyholder benefits	458	434
Operating expenses	50	50

Total benefits and expenses	508	484

Income from continuing operations before income taxes	68	85
Income tax expense	21	26

Income from continuing operations	$47	$59

The following is a summary of the Individual Markets segment policies and participant accounts at June 30, 2009 and 2008:

	June 30,

(In thousands)	2009	2008

Policies and Participant Accounts	525	545

Income from continuing operations for the Individual Markets segment decreased by $12 million, or 20%, to $47 million during the six months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower fee income, lower realized gains on investments and a decrease in mortality gains in the individual annuity products.

Premium income increased by $16 million, or 9%, to $194 million for the six months ended June 30, 2009 when compared to 2008. The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $25 million.

Fee income decreased by $6 million, or 21%, to $22 million for the six months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the first two quarters of 2009.

Net realized gains on investments decreased by $6 million, or 32%, to $13 million for the six months ended June 30, 2009 when compared to 2008. The decrease is due primarily to a $9 million decrease in net gains from sales activity due to larger gains on sales of assets supporting surplus in the six months ended June 30, 2008 when compared to 2009, partially offset by a $3 million decrease in other-than-temporary impairments.

Policyholder benefits increased by $24 million, or 6%, to $458 million during the six months ended June 30, 2009 when compared to 2008. The increase is primarily related to an increase in reserves related to the increased premium on the whole life product as mentioned above, in addition to increased interest credited on participating policies as a result of higher crediting rates.

Income tax expense for the six months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $11 million from the amount previously reported of $15 million for the six months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $5 million, or 19%, to $21 million during the six months ended June 30, 2009 when compared to 2008. The decrease is due primarily to the 20% decrease in income from continuing operations before income taxes.

Retirement Services Results of Operations

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$1	$1
Fee income	77	96
Net investment income	88	87
Net realized gains (losses) on investments	10	10

Total revenues	176	194

Benefits and expenses:
Policyholder benefits	59	56
Operating expenses	89	82

Total benefits and expenses	148	138

Income from continuing operations before income taxes	28	56
Income tax expense	8	15

Income from continuing operations	$20	$41

The following is a summary of the Retirement Services segment policies and participant accounts at June 30, 2009 and March 31, 2009:

(In thousands)	June 30, 2009	March 31, 2009

Policies and Participant Accounts	3,788	3,811

Income from continuing operations for the Retirement Services segment decreased by $21 million, or 51%, to $20 million during the three months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income and higher operating expenses.

Fee income decreased by $19 million, or 20%, to $77 million for the three months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the second quarter of 2009 when compared to the second quarter of 2008.

Operating expenses increased by $7 million, or 9%, to $89 million for the three months ended June 30, 2009 when compared to 2008. The increase is primarily related to a $3 million increase in amortization of DAC, value of business acquired and other intangibles, and increases of $2 million in pension and post- retirement expense and $1 million for state assessments.

Income tax expense for the three months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $12 million from the amount previously reported of $3 million for the three months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $7 million, or 47%, to $8 million during the three months ended June 30, 2009 when compared to 2008. The decrease is due primarily to the 50% decrease in income from continuing operations before income taxes.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Six Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$2	$2
Fee income	149	191
Net investment income	185	174
Net realized gains on investments	8	13

Total revenues	344	380

Benefits and expenses:
Policyholder benefits	117	114
Operating expenses	174	173

Total benefits and expenses	291	287

Income from continuing operations before income taxes	53	93
Income tax expense	14	24

Income from continuing operations	$39	$69

The following is a summary of the Retirement Services segment participant accounts at June 30, 2009 and 2008:

	June 30,

(In thousands)	2009	2008

Policies and Participant Accounts	3,788	3,908

Income from continuing operations for the Retirement Services segment decreased by $30 million, or 43%, to $39 million during the six months ended June 30, 2009 when compared to 2008. This decrease is primarily related lower fee income.

Fee income decreased by $42 million, or 22%, to $149 million for the six months ended June 30, 2009 when compared to 2008. The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the first two quarters of 2009.

Net investment income increased by $11 million, or 6%, to $185 million for the six months ended June 30, 2009 when compared to 2008. The increase is primarily due to a 10% increase in the account value of the general accounts at June 30, 2009 when compared to 2008. This asset increase is primarily due to transfers from the separate account to the general account.

Net realized gains on investments decreased by $5 million or 38%, to $8 million during the six months ended June 30, 2009 when compared to 2008. The decrease is due primarily to an $11 million decrease in net gains from sales activity due to larger gains on sales of assets supporting surplus in the six months ended June 30, 2008 when compared to 2009, partially offset by a $6 million decrease in other-than-temporary impairments.

Income tax expense for the six months ended June 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes. Income tax expense increased by $12 million from the amount previously reported of $12 million for the six months ended June 30, 2008 due to this restatement. See Note 1 to the accompanying condensed consolidated financial statements for further discussion. Income tax expense decreased by $10 million, or 42%, to $14 million during the six months ended June 30, 2009 when compared to 2008. The decrease is due primarily to the 43% decrease in income from continuing operations before income taxes.

The following table provides information for the Retirement Services’ segment participant account values at June 30, 2009 and 2008:

	June 30,

Income statement data (In millions)	2009	2008

General Account - Fixed Options:
Public / Non-profit	$3,357	$3,329
401(k)	3,508	2,920

	$6,865	$6,249

Separate Account -Variable Options:
Public / Non-profit	$6,725	$6,270
401(k)	5,210	6,522

	$11,935	$12,792

Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$37,663	$49,493
401(k)	16,205	18,327
Institutional	27,137	29,461

	$81,005	$97,281

Account values invested in the general account fixed investment options have increased by $618 million, or 10% at June 30, 2009 compared to June 30, 2008 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have decreased by $857 million, or 7% at June 30, 2009 compared to June 30, 2008. The decrease is primarily due to the decrease in the U.S. equity markets and participant redemptions partially offset by new sales.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased by $16,276 million, or 17% at June 30, 2009 compared to June 30, 2008. The decrease is primarily attributable to the decrease in the U.S. equity markets.

Other Results of Operations

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$40	$38
Fee income	2	1
Net investment income	11	9

Total revenues	53	48

Benefits and expenses:
Policyholder benefits	36	34
Operating expenses	20	20

Total benefits and expenses	56	54

Income (loss) from continuing operations before income taxes	(3)	(6)
Income tax expense (benefit)	(1)	(4)

Income (loss) from continuing operations	($2)	($2)

Net income and its components for the Company’s Other segment remained stable for the three months ended June 30, 2009 when compared to 2008.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,

Income statement data (In millions)	2009	2008

Revenues:
Premium income	$67	$73
Fee income	3	2
Net investment income	22	18

Total revenues	92	93

Benefits and expenses:
Policyholder benefits	61	(142)
Operating expenses	37	64

Total benefits and expenses	98	(78)

Income (loss) from continuing operations before income taxes	(6)	171
Income tax expense (benefit)	(2)	(16)

Income (loss) from continuing operations	($4)	$187

Income (loss) from continuing operations for the Company’s Other segment was ($4) million for the six months ended June 30, 2009 compared to net income of $187 million for 2008. The decrease is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies in 2008. This decrease is partially offset by a $15 million after tax charge in 2008 from an adjustment to DAC amortization related to additional overhead that the Individual Markets and Retirement Service segments incurred as a result of the sale of the Company’s Healthcare business. See Notes 2 and 3 to the accompanying condensed consolidated financial statements.

Total benefits and expenses increased by $176 million to $98 million during the six months ended June 30, 2009 when compared to 2008. Excluding the impact of the aforementioned gain upon the release of participating policy liabilities, total benefits and expenses decreased by $32 million. The decrease is primarily attributable to the aforementioned DAC amortization adjustment in the gross amount of $23 million. The remaining decrease in policyholder benefits and the decrease in premium income are primarily attributed to decreased reinsurance activity.

Income tax benefit decreased by $14 million, or 87%, to ($2) million during the six months ended June 30, 2009 when compared to 2008. Excluding the aforementioned $208 million gain in 2008 which was taxed in previous years, the loss from continuing operations before income taxes decreased by 84% to ($6) million for the six months ended June 30, 2009 compared to 2008.

General Account Investments

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. The Company’s portfolio composition is conservative with 86% of general account assets in cash, short-term investments, policy loans and fixed maturity and mortgage investments.

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

The distribution of the Company’s fixed maturity portfolio by credit rating at June 30, 2009 and December 31, 2008 is summarized as follows:

Credit Rating	June 30, 2009	December 31, 2008

AAA	43.6%	50.1%
AA	10.0%	9.4%
A	20.0%	20.3%
BBB	24.2%	18.4%
BB and below (Non-investment grade)	2.2%	1.8%

Total	100.0%	100.0%

The following table contains the sector distribution for the corporate debt securities of the Company’s fixed maturity investment portfolio at June 30, 2009 and December 31, 2008, calculated as a percentage of fixed maturities:

Sector	June 30, 2009	December 31, 2008

Utility	13.8%	11.9%
Finance	9.2%	8.8%
Consumer	7.1%	6.6%
Natural resources	5.8%	4.4%
Transportation	2.8%	2.8%
Other	7.9%	7.3%

The Company holds approximately $30 million and $20 million, respectively, in direct debt of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, which combined is less than 1% of its fixed maturity investment portfolio. The Company holds $5 million of fixed maturity investments of an American International Group, Inc. subsidiary. The Company expects full recoverability of these investments, and does not consider them to be other than temporarily impaired.

Monoline insurers guarantee the timely payment of principal and interest of certain securities. Entities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of June 30, 2009, the fair value of the Company’s total monoline insured asset-backed securities was $868 million. At both June 30, 2009 and December 31, 2008, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A.

Of the Company’s total investments of $19.2 billion as of June 30, 2009, approximately $782 million, or 4%, excluding government agency backed securities, are home equity loan asset-backed securities with potential exposure to the subprime market. All of these securities, except one, are investment grade rated, 89% of which have the highest possible rating of AAA. The weighted average credit enhancement level for these securities is 34% (excluding any monoline guarantees) as of June 30, 2009.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $94 million at June 30, 2009 from December 31, 2008. Total Level 3 assets and liabilities at June 30, 2009 were $705 million or 2% of total assets and liabilities under SFAS No. 157 compared to Level 3 assets of $799 million or 2% at December 31, 2008. During 2008, the Company determined that the use of internal models utilizing asset-backed index spread assumptions instead of an external source that used credit default swap spread assumptions, was a better measurement of fair value for these securities due to current market conditions. Utilizing internal models for these securities resulted in a decrease to unrealized losses in the amount of $149 million at June 30, 2009.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income/(loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009. While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are related to mortgage-backed, asset-backed, and corporate debt securities as described below:

•

The Company holds approximately $5,013 million in various mortgage-backed and asset-backed collateralized mortgage securities including securities backed by U.S. agencies, of which $3,190 million are experiencing unrealized losses of approximately $849 million at June 30, 2009. Included in this amount is $666 million which has declined and remained below amortized cost by 20% or more. Of the $849 million in unrealized losses, approximately $197 million is related to securities on which there had been a credit rating downgrade since December 31, 2008. Of the $197 million, $183 million are rated investment grade and $14 million are rated non-investment grade at June 30, 2009. Future changes in the fair value of these securities will be dependent upon the continued increase in market liquidity and improvements in general market conditions.

•

The Company holds approximately $6,088 million of corporate debt securities of which $2,642 million are experiencing unrealized losses of approximately $436 million at June 30, 2009. Included in this amount is $299 million which has declined and remained below amortized cost by 20% or more. Approximately $208 million of the $436 million was related to securities on which there had been a credit rating downgrade since December 31, 2008. Of the $208 million, $141 million are rated investment grade and $67 million are rated non-investment grade at June 30, 2009.

During the six months ended June 30, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $3 million. The write-downs during the six months ended June 30, 2009 primarily related to assets the Company sold at a loss. (See Note 6 to the accompanying condensed consolidated financial statements).

Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on the future estimated cash flows by adjusting the security’s yields. See Note 6 to the accompanying condensed consolidated financial statements for a further discussion of impaired fixed maturity investments.

Securities Lending and Cash Collateral Reinvestment Practices

The Company takes a very conservative approach to its securities lending, repurchase agreement and dollar roll practices. All cash collateral received from such practices is invested in U.S. Government or U.S. Government Agency securities. Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. As of June 30, 2009, the Company had $89 million out on loan, $59 million in repurchase agreements and $130 million in dollar rolls, all of which are fully collateralized as described above. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales. Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals and general expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals. Primary liquidity concerns regarding investment activity are the risks of defaults and market volatility. In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments. Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio. Cash flows from operating activities are $104 million and ($105) million for the three and six-month periods ended June 30, 2009, respectively, primarily due to the net purchases of trading securities of $281 million and $496 million, respectively. The Company intends to reinvest these securities for higher yielding permanent investments. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $320 million and $395 million as of June 30, 2009 and December 31, 2008, respectively. In addition, 98% of the bond portfolio carried an investment grade rating at both June 30, 2009 and December 31, 2008, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business. The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper. The Company had $70 million and $97 million of commercial paper outstanding at June 30, 2009 and December 31, 2008, respectively. The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available. Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds. The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes. The Company had no borrowings under the credit facility at either June 30, 2009 or December 31, 2008. The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Item 4T. Controls and Procedures

(a)

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to the Company that is required to be disclosed by it in the reports that are filed or submitted under the Securities Exchange Act of 1934.

(b)

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2009, the Company held an annual meeting of its shareholders at which all of the directors as reported in the Company’s annual report on Form 10-K for the period ended December 31, 2008, were unanimously re-elected, with the exception of Orest T. Dackow, Kevin P. Kavanagh, William Mackness and David A. Nield, all of whom retired from service, effective May 4, 2009. The Company reported by way of a Form 8-K filing on May 8, 2009, that Henri-Paul Rousseau, Raymond Royer and T. Timothy Ryan, Jr. were elected as directors of the Company for the first time on May 4, 2009. These directors were also unanimously re-elected as directors at the annual meeting of shareholders held on May 5, 2009.

On May 21, 2009, the Company held a special meeting of its shareholders at which time the shareholder unanimously approved the merger of the Company and one of its wholly-owned subsidiaries, Canada Life Insurance Company of America, with the Company being the surviving entity.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Title	Page

31.1	Rule 13a-14(a)/15-d14(a) Certification	55
31.2	Rule 13a-14(a)/15-d14(a) Certification	56
32	18 U.S.C. 1350 Certification	57

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 6, 2009

Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)