Form 10-Q
period 2009-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2009-11-06
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

0BFORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
3BOR
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
Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

Yes [ ]	No [X]

As of November 1, 2009, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Note:	This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

Table of Contents

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at September 30, 2009
		(Unaudited) and December 31, 2008	3

		Condensed Consolidated Statements of Income for the Three and
		Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder's Equity for the
		Year Ended December 31, 2008 and for the Nine Months Ended
		September 30, 2009 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Nine
		Months Ended September 30, 2009 and 2008 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	39

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4T	Controls and Procedures	54

Part II	Other Information		54

	Item 1	Legal Proceedings	54

	Item 1A	Risk Factors	55

	Item 6	Exhibits	55

		Signature	55

Part I	Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized
cost $13,982,521 and $13,394,675)	$13,684,929	$11,973,536
Fixed maturities, held for trading, at fair value (amortized
cost $130,389 and $39,803)	136,310	38,834
Mortgage loans on real estate (net of allowances of
$8,682 and $8,834)	1,462,416	1,380,101
Equity investments, available-for-sale, at fair value
(cost $18,213 and $16,330)	23,421	17,790
Policy loans	4,002,827	3,979,094
Short-term investments, available-for-sale
(cost approximates fair value)	605,657	366,370
Limited partnership and limited liability corporation interests	265,467	293,956
Other investments	24,990	31,992
Total investments	20,206,017	18,081,673

Other assets:
Cash	191,171	28,352
Reinsurance receivable	568,303	546,491
Deferred acquisition costs and value of business acquired	487,120	714,031
Investment income due and accrued	190,091	145,775
Premiums in course of collection	4,123	8,309
Deferred income taxes	242,428	577,799
Collateral under securities lending agreements	60,439	43,205
Due from parent and affiliates	113,911	41,793
Goodwill	105,255	105,255
Other intangible assets	30,680	33,824
Other assets	547,576	603,091
Assets of discontinued operations	101,656	124,089
Separate account assets	18,278,383	15,121,943
Total assets	$41,127,153	$36,175,630

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2009	2008
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$18,807,439	$18,105,648
Policy and contract claims	287,521	290,288
Policyholders' funds	323,796	320,320
Provision for policyholders' dividends	70,046	70,700
Undistributed earnings on participating business	3,636	1,614
Total policy benefit liabilities	19,492,438	18,788,570

General liabilities:
Due to parent and affiliates	555,260	533,870
Repurchase agreements	612,270	202,079
Commercial paper	98,483	97,167
Payable under securities lending agreements	60,439	43,205
Other liabilities	649,423	655,576
Liabilities of discontinued operations	101,656	124,089
Separate account liabilities	18,278,383	15,121,943
Total liabilities	39,848,352	35,566,499

Commitments and contingencies (Note 14)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	759,114	756,912
Accumulated other comprehensive income (loss)	(209,673)	(762,673)
Retained earnings	722,328	607,860
Total stockholder's equity	1,278,801	609,131
Total liabilities and stockholder's equity	$41,127,153	$36,175,630

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Restated Note 1)		(Restated Note 1)
Revenues:
Premium income, net of premiums ceded of $8,128, $4,974,$33,169 and $29,730	$176,707	$163,391	$439,056	$416,819
Fee income	101,556	104,831	275,820	325,803
Net investment income	301,424	268,878	855,806	804,954
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	(4,694)	(40,305)	(8,106)	(52,205)
Other realized investment gains, net	10,201	2,394	34,986	46,738
Total realized investment gains (losses), net	5,507	(37,911)	26,880	(5,467)
Total revenues	585,194	499,189	1,597,562	1,542,109
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $6,605,$4,992, $37,821 and $23,801	125,982	153,931	442,027	452,353
Increase (decrease) in future policy benefits	104,090	(33,326)	116,987	(13,052)
Interest paid or credited to contractholders	144,411	130,891	412,742	384,351
Provision (benefit) for policyholders' share of earnings on participating business (Note 3)	576	285	888	(207,139)
Dividends to policyholders	14,539	11,662	53,327	53,444
Total benefits	389,598	263,443	1,025,971	669,957
General insurance expenses	105,340	94,278	311,513	308,806
Amortization of deferred acquisition costs
and value of business acquired	15,232	11,088	51,374	63,676
Interest expense	9,365	9,896	28,164	30,039
Total benefits and expenses, net	519,535	378,705	1,417,022	1,072,478
Income from continuing operations before income taxes	65,659	120,484	180,540	469,631
Income tax expense	17,129	40,633	49,918	74,826
Income from continuing operations	48,530	79,851	130,622	394,805
Income from discontinued operations,net of income taxes of $ - , $ - , $ - ,and $386,497	-	-	-	655,370
Net income	$48,530	$79,851	$130,622	$1,050,175

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder's Equity
Year Ended December 31, 2008 and Nine Months Ended September 30, 2009 (Unaudited)
(In Thousands)
			Accumulated Other
			Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total
Balances, January 1, 2008	$7,032	$747,533	$(5,687)	$4,169	$1,282,064	$2,035,111
Net income					1,098,295	1,098,295
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)
Total comprehensive income						337,140
Impact of adopting ASC section 715-20-65 "Defined Benefit
Plans - Transition and Open Effective Date Information" measurement date provisions					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256
Balances, December 31, 2008	7,032	756,912	(691,594)	(71,079)	607,860	609,131
Net income					130,622	130,622
Other comprehensive income (loss), net of income taxes:
Non-credit component of impairment losses on fixed maturities, available-for-sale			1,341			1,341
Net change in unrealized gains (losses)			563,412			563,412
Employee benefit plan adjustment				(3,225)		(3,225)
Total comprehensive income						692,150
Impact of adopting ASC section 320-10-65 "Investments -
Debt and Equity Securities - Transition and Open
Effective Date Information" on available-for-sale securities			(8,528)		8,528	-
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		1,940				1,940
Income tax benefit on stock-based compensation		262				262
Balances, September 30, 2009	$7,032	$759,114	$(135,369)	$(74,304)	$722,328	$1,278,801

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(Restated Note 1)
Cash flows from operating activities:
Net income	$130,622	$1,050,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	888	(207,139)
Amortization of premiums / (accretion) of discounts on investments, net	(47,122)	(41,053)
Net realized (gains) losses on investments	(26,880)	12,152
Net purchases of trading securities	(92,377)	881
Interest credited to contractholders	407,580	381,075
Depreciation and amortization	65,153	80,527
Deferral of acquisition costs	(51,261)	(49,569)
Deferred income taxes	51,954	(10,609)
Income from discontinued operations	-	(620,366)
Changes in assets and liabilities:
Policy benefit liabilities	30,040	(137,070)
Reinsurance receivable	621	(168,984)
Accrued interest and other receivables	(40,130)	(1,163)
Other, net	(148,688)	(188,688)
Net cash provided by operating activities	280,400	100,169

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,954,686	3,037,820
Mortgage loans on real estate	70,913	89,731
Equity investments and other limited partnership interests	38,304	35,302
Purchases of investments:
Fixed maturities available-for-sale	(3,035,029)	(2,626,158)
Mortgage loans on real estate	(157,345)	(168,215)
Equity investments and other limited partnership interests	(11,691)	(9,069)
Net change in short-term investments	(645,231)	(205,865)
Net change in repurchase agreements	410,191	189,772
Other, net	98,961	11,333
Proceeds from the disposition of Healthcare segment, net of cash disposed, direct expenses and income taxes	-	1,323,972
Net cash provided by (used in) investing activities	(276,241)	1,678,623

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(Restated Note 1)
Cash flows from financing activities:
Contract deposits	$1,425,316	$1,318,891
Contract withdrawals	(1,209,724)	(1,011,097)
Change in due to parent and affiliates	(50,728)	(221,901)
Dividends paid	(24,682)	(1,738,751)
Net commercial paper borrowings (repayments)	1,316	(28,399)
Change in bank overdrafts	16,900	(110,883)
Income tax benefit of stock option exercises	262	671
Net cash provided by (used in) financing activities	158,660	(1,791,469)

Net increase (decrease) in cash	162,819	(12,677)
Cash, continuing and discontinued operations, beginning of period	28,352	65,436
Cash, end of period	$191,171	$52,759

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$1,871	$294,540
Income tax payments withheld and remitted to taxing authorities	43,217	43,452
Interest	18,907	20,780

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	$1,940	$3,982
Fair value of assets acquired in settlement of fixed maturity investments	-	5,958

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

1.  Basis of Presentation

Organization - Great-West Life & Annuity Insurance Company (“GWL&A”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998.  GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”).  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States.  The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for allowances for credit losses on mortgage loans on real estate, derivative instruments, valuation of privately placed and non-actively traded public investments, goodwill and other intangible assets, deferred acquisition costs and value of business acquired, future policy benefits, employee benefits plans and taxes on income.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements includes normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations.

These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Restatement of January 1, 2008 retained earnings and income from continuing and discontinued operations for the three and nine-month periods ended September 30, 2008 - The accompanying condensed consolidated statement of stockholder’s equity has been restated as a result of a previous misstatement of deferred income taxes.  During 2008, the Company completed an in depth analysis of its deferred tax balances resulting in an increase to retained earnings on January 1, 2008 of $43,914 from the amount previously reported of $1,238,150.  Income from continuing operations was decreased by $7,074 and $30,074 for the three and nine-month periods ended September 30, 2008 from the amounts previously reported of $86,925 and $424,879, respectively.  Income from discontinued operations was decreased by   $ - and $12,000 for the three and nine-month periods ended September 30, 2008 from the amounts previously reported of $ - and $667,370, respectively.  See Note 12 for further discussion.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) applied by nongovernmental entities.  All previously issued GAAP authoritative pronouncements are superseded and replaced by the ASC and are considered non-authoritative. The ASC also established that rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants.  SFAS No. 168 and the ASC are

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted FASB No. 168 and the ASC for its fiscal quarter ended September 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  Effective July 1, 2009, SFAS No. 141(R) was superseded and replaced by certain provisions of ASC topic 805, “Business Combinations” (“ASC topic 805”).  Effective July 1, 2009, SFAS No. 160 was superseded and replaced by certain provisions of ASC topic 810, “Consolidation”, (“ASC topic 810”).  These provisions of the codification topics change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements.  Some of the significant changes include the recognition of 100% percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date.  These provisions of ASC topic 805 and ASC topic 810 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of the codification topics for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 805 and ASC topic 810 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  Effective July 1, 2009, FSP No. 157-2 was superseded and replaced by certain provisions of ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC topic 820”).  These provisions of ASC topic 820 defer the effective date for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets.  The Company adopted these provisions of ASC topic 820 for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 820 did not have a material impact on the Company’s condensed consolidated financial position or the results of its operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  Effective July 1, 2009, SFAS No. 161 was superseded and replaced by certain provisions of ASC topic 815, “Derivatives and Hedging” (“ASC topic 815”).  These provisions of ASC topic 815 apply to all derivative instruments and related hedged items.  These provisions of ASC topic 815 require entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  These provisions of ASC topic 815 are effective for fiscal years beginning after November 15, 2008.  The Company adopted these provisions of ASC topic 815 for its fiscal year beginning January 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  Effective July 1, 2009, FSP FAS No. 142-3 was superseded and replaced by certain provisions of ASC topic 350, “Intangibles - Goodwill and Other” (“ASC topic 350”).  These provisions of ASC topic 350 require, among other things, the amendment of factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors.  These provisions of ASC topic 350 are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of ASC topic 350 for its fiscal year beginning January 1, 2009.  The

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

adoption of these provisions of ASC topic 350 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”).  Effective July 1, 2009, FSP No. FAS 132(R)-1 was superseded and replaced by certain provisions of ASC topic 715, “Compensation - Retirement Benefits” (“ASC topic 715”).  Certain provisions of ASC topic 715 require, among other things, additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.  The requirements of ASC topic 715 relating to these disclosures are effective for fiscal years ending after December 15, 2009.  The Company will adopt these provisions of ASC topic 715 for its fiscal year ending December 31, 2009.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP No. FAS 157-4”).  Effective July 1, 2009, FSP No. FAS 157-4 was superseded and replaced by certain provisions of ASC topic 820.  These provisions of ASC topic 820 relate to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  These provisions of ASC topic 820 reaffirm the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  These provisions of ASC topic 820 apply to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements.  The provisions of ASC topic 820 that relate to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, is effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 820 relating to these considerations for its fiscal quarter ended June 30, 2009.  The adoption of ASC topic 820 relating to these considerations did not have a material impact on the Company’s fair value measurements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”).  Effective July 1, 2009, FSP No. FAS 107-1 and APB 28-1 was superseded and replaced by certain provisions of ASC topic 825, “Financial Instruments” (“ASC topic 825”).  These provisions of ASC topic 825 require certain annual disclosures of ASC topic 825 to be included for interim reporting periods.  These provisions of ASC topic 825 are effective for periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 825 for its fiscal quarter ended June 30, 2009.  The additional disclosures have been incorporated herein.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”).  Effective July 1, 2009, FSP No. FAS 115-2 and FAS 124-2 was superseded and replaced by certain provisions of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions of ASC topic 320 require companies, among other things, to bring greater consistency to the timing of impairment recognition and provide for greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold.  These provisions of ASC topic 320 also require increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  These provisions of ASC topic 320 are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 320 for its fiscal quarter ended June 30, 2009 and recognized the effect of applying them as a change in accounting principle.  The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying these provisions of ASC topic 320 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  Effective July 1, 2009, SFAS No.165 was superseded and replaced by certain provisions of ASC topic 855, “Subsequent Events” (“ASC topic 855”).  These provisions of ASC topic 855 require companies to establish principles and requirements for subsequent events.  Specifically, these provisions of ASC topic 855 require the disclosure of the period after the balance sheet date through which management has evaluated events and transactions that may occur for potential recognition or disclosure in a company’s financial statements.  In addition, these provisions of ASC topic 855 provide the circumstances under which the disclosures are required of an entity regarding events and circumstances that have occurred after the balance sheet date but before financial statements are issued or are available to be issued.  These provisions of ASC topic 855 are effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 855 for its fiscal quarter ended June 30, 2009.  The adoption of these provisions of ASC topic 855 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  Effective July 1, 2009, SFAS No.166 was superseded and replaced by certain provisions of ASC topic 860, “Transfers and Servicing” (“ASC topic 860”).  Among other things, provisions of ASC topic 860 improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  The ASC topic 860 has been further amended relating to derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities.  These amendments to ASC topic 860 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company will adopt the amended provisions of ASC topic 860 for its fiscal year beginning January 1, 2010.  The Company is evaluating the impact of adoption of these amendments.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”) only when specific events had occurred.  The amended provisions of ASC topic 810 change the consolidation guidance applicable to a VIE.  They also amend the guidance governing the determination of whether an entity is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE.  The amended provisions of ASC topic 810 also requires enhanced disclosures about an entity’s involvement with a VIE.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company will adopt the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The Company is evaluating the impact of adoption of the amended provisions of ASC topic 810.

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
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

earnings on these policies in its net income.  A liability for undistributed earnings on participating business remains for those participating policies that are not subject to this reinsurance agreement.

4.  Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash.  During the nine months ended September 30, 2008, the Company recognized a gain in the amount of $684,105, net of income taxes, upon completion of the transaction.  Income from discontinued operations for the nine-month period ended September 30, 2008 includes charges in the amount of $63,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The Company retained a small portion of its healthcare business and reports it within its Individual Markets segment.  As discussed in Note 13, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. The statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the condensed consolidated financial statements.

In addition, the Company and CIGNA entered into a Transition Services Agreement (the “Transition Agreement”) whereby the Company will provide certain information technology and administrative and legal services on behalf of CIGNA for a period of up to twenty-four months.  CIGNA pays the Company pre-determined monthly fees for these services and reimburses it for other expenditures it makes under the terms of the Transition Agreement.

The following table summarizes the major classifications of assets and liabilities of discontinued operations at September 30, 2009 and December 31, 2008:

Assets	September 30, 2009	December 31, 2008
Reinsurance receivable	$101,656	$124,089
Total assets	$101,656	$124,089

Liabilities
Future policy benefits	$57,335	$39,776
Policy and contract claims	44,321	84,313
Total liabilities	$101,656	$124,089

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes selected financial information included in income from discontinued operations in the condensed consolidated statements of income during the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from discontinued operations	$-	$-	$-	$314,431
Benefits and expenses from discontinued operations	-	-	-	343,166
Income (loss) from discontinued operations,net of income tax expense (benefit) $ - , $ - , $ - and ($19,256)	-	-	-	(28,735)
Gain on sale of discontinued operations,net of income taxes of $ - , $ - , $ - and $405,753	-	-	-	684,105
Income from discontinued operations	$-	$-	$-	$655,370

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

The following is a reconciliation of the liability the Company recorded in connection with the restructuring plan:

Severance, retention
and other employee
related costs
Balance, April 1, 2008	$-
Amount incurred	49,202
Adjustments to original estimates, net	(6,268)
Cash payments and other settlements	(30,222)
Balance, December 31, 2008	12,712
Cash payments and other settlements	(11,583)
Other adjustments	529
Balance, September 30, 2009	$1,658

5.  Related Party Transactions

Included in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 are the following related party amounts:

	September 30, 2009	December 31, 2008
Reinsurance receivable	$449,230	$425,369
Future policy benefits	2,339,646	2,393,013

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Included in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2009 and 2008 are the following related party amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Premium income, net of related party premiums ceded of $178, $197, $3,138 and $3,599	$36,799	$39,377	$106,653	$115,782
Life and other policy benefits, net of reinsurance recoveries of $289, $3,052, $6,961 and $6,335	34,451	29,703	88,200	86,068
Increase (decrease) in future policy benefits	3,547	(26,552)	(7,868)	(33,947)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $984,800 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At September 30, 2009 and December 31, 2008 there were no outstanding amounts related to the letters of credit.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc., an open-end management investment company, and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month period ended September 30, 2009 and 2008, these purchases totaled $54,966 and $8,882, respectively.  During the nine-month period ended September 30, 2009 and 2008, these purchases totaled $120,986 and $54,344, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced its separate account assets and liabilities by $352,027 and $265,299 at September 30, 2009 and December 31, 2008, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine-month period ended September 30, 2009, the Company paid dividends in the amount of $24,682 to its parent, GWL&A Financial.

On September 30, 2009, the Company’s wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWL&A with GWL&A being the surviving entity.  The completion of the merger did not have an impact on the Company’s condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

6.  Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) at September 30, 2009:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair value and	OTTI included
Fixed maturities:	cost	gains	losses	carrying value	in AOCI

U.S. government direct obligations and U.S. agencies	$2,059,937	$91,294	$3,584	$2,147,647	$-
Obligations of U.S. states and their subdivisions	1,192,414	124,825	80	1,317,159	-
Foreign governments	466	5	-	471	-
Corporate debt securities	6,690,144	337,744	244,131	6,783,757	11,056
Asset-backed securities	2,393,432	2,823	502,297	1,893,958	-
Residential mortgage-backed securities	866,559	4,859	74,518	796,900	-
Commercial mortgage-backed securities	720,085	8,118	39,175	689,028	-
Collateralized debt obligations	59,484	30	3,505	56,009	-
Total fixed maturities	$13,982,521	$569,698	$867,290	$13,684,929	$11,056

Equity investments:
Consumer products	$4	$54	$2	$56	$-
Equity mutual funds	15,062	5,065	496	19,631	-
Airline industry	3,147	838	251	3,734	-
Total equity investments	$18,213	$5,957	$749	$23,421	$-

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2008:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair value and
Fixed Maturities:	cost	gains	losses	carrying value

U.S. government direct obligations and U.S. agencies	$2,356,143	$81,084	$6,601	$2,430,626
Obligations of U.S. states and their subdivisions	1,173,185	10,026	34,443	1,148,768
Foreign governments	1,140	12	-	1,152
Corporate debt securities	5,589,524	51,728	615,647	5,025,605
Asset-backed securities	2,521,704	960	667,006	1,855,658
Residential mortgage-backed securities	883,250	5,114	127,042	761,322
Commercial mortgage-backed securities	792,083	109	110,919	681,273
Collateralized debt obligations	77,646	-	8,514	69,132
Total fixed maturities	$13,394,675	$149,033	$1,570,172	$11,973,536

Equity investments:
Consumer products	$4	$52	$2	$54
Equity mutual funds	14,563	2,161	962	15,762
Airline industry	1,763	211	-	1,974
Total equity investments	$16,330	$2,424	$964	$17,790

See Note 7 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at September 30, 2009, by contractual maturity date, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized cost	Estimated fair value
Maturing in one year or less	$641,396	$664,979
Maturing after one year through five years	2,735,814	2,877,632
Maturing after five years through ten years	2,675,563	2,863,172
Maturing after ten years	1,986,206	1,856,343
Mortgage-backed and asset-backed securities	5,943,542	5,422,803
	$13,982,521	$13,684,929

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Mortgage-backed and asset-backed securities include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities up to thirty years and expected average lives up to fifteen years.  Prepayments on all mortgage-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities are adjusted by such prepayments.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$644,773	$449,208	$1,900,142	$1,938,919
Gross realized gains from sales	16,048	4,674	34,757	40,739
Gross realized losses from sales	215	1,348	478	1,456

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, sales of securities acquired in the current year and gains on repurchase agreement transactions.  These gains and losses are determined on a specific identification basis.

The Company has fixed maturity securities with fair values in the amounts of $6,994 and $0 that have been non-income producing for the twelve months preceding September 30, 2009 and December 31, 2008, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments

The Company makes limited use of derivative financial instruments for risk management purposes associated with its invested assets.  Derivatives are not used for speculative purposes.  To hedge the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate.  In order to hedge the risk of a change in the fair value of certain assets, interest rate futures are utilized.  Interest rate futures are also used to hedge the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is hedged through the use of foreign currency exchange contracts.  Not all of these derivative transactions are eligible for hedge accounting treatment.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures.  The Company’s exposure is limited to the fair value of derivative instruments and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at September 30, 2009 and December 31, 2008.  As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred.  The Company had no derivatives with credit-risk-related contingent features at September 30, 2009 or December 31, 2008.

The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.  Unrealized derivative gains and losses from the effective portion of cash flow hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time interest income is recognized.  At September 30, 2009 and December 31, 2008, the Company did not have any derivatives designated as net investment hedging relationships.  The Company had derivatives that were not designated as hedging instruments at September 30, 2009.  At December 31, 2008, all derivatives were designated as hedging instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

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

The following table summarizes derivative financial instruments and volume of activity at September 30, 2009:

	September 30, 2009
	Notional amount	Number of Contacts	Strike/Swap rate	Maturity
Interest rate swaps	$217,500	18	0.16%-0.63%	February 2012-February 2045
Foreign currency contracts	30,000	1	N/A	December 2016
Futures:
Thirty year U.S. Treasury:
Short position	118,500	1,185	N/A	December 2009
Ten year U.S. Treasury:
Short position	69,000	690	N/A	December 2009
Five year U.S. Treasury:
Short position	28,700	287	N/A	December 2009

The following tables present the effect of derivative instruments in the statement of income for the three and nine-month periods ended September 30, 2009:

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Three months ended September 30, 2009	Three months ended September 30, 2009	Income statement location	Three months ended September 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$8,658	$136	(A)	$19	(A)
Foreign exchange contracts	(536)	-		-
Interest rate futures	(498)	13	(A)	-
Total	$7,624	$149		$19

(A) Net investment income

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)

	Nine months ended September 30, 2009	Nine months ended September 30, 2009	Income statement location	Nine months ended September 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(40,570)	$340	(A)	$43	(A)
Foreign exchange contracts	(6,230)	-		-
Interest rate futures	(498)	40	(A)	-
Total	$(47,298)	$380		$43

(A) Net investment income

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets

	Three months ended September 30, 2009	Income statement location	Three months ended September 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$(418)	(A)	$-
Interest rate futures	(1,246)	(B)	-
Items hedged in interest rate futures	-		1,946	(A)
Total	$(1,664)		$1,946

(A) Net investment income
(B) Realized investment gains (losses), net

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Nine months ended September 30, 2009	Income statement location	Nine months ended September 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$3,769	(A)	$-
Interest rate futures	(282)	(B)	-
Items hedged in interest rate futures	-		(3,339)	(A)
Total	$3,487		$(3,339)

(A) Net investment income
(B) Realized investment gains (losses), net

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three months ended September 30, 2009	Income statement location	Three months ended September 30, 2009	Income statement location
Derivatives not designated as hedging
instruments:
Interest rate futures	$(1,459)	(A)	$-
Interest rate futures	(4,913)	(B)	-
Total	$(6,372)		$-

(A) Net investment income
(B) Realized investment gains (losses), net

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Nine months ended September 30, 2009	Income statement location	Nine months ended September 30, 2009	Income statemenlocation
Derivatives not designated as hedging instruments:
Interest rate futures	$(3,615)	(A)	$-
Interest rate futures	612	(B)	-
Total	$(3,003)		$-

(A) Net investment income
(B) Realized investment gains (losses), net

As of September 30, 2009, the Company estimates that $10,999 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

The following table presents derivative instruments in the balance sheet at September 30, 2009:

	Asset derivatives		Liability derivatives
	September 30, 2009		September 30, 2009
		Balance sheet		Balance sheet
	Fair value	location	Fair value	location
Derivatives designated as hedging instruments:
Interest rate swaps	$33,278	(A)	$-
Foreign exchange contracts	-		4,213	(B)
Total	$33,278		$4,213

(A) Other assets
(B) Other liabilities

Limited partnership interests and limited liability corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At September 30, 2009 and December 31, 2008, the Company had $265,467 and $293,956, respectively, invested in limited partnerships and limited liability corporations.

Impairment of fixed maturity and equity investments classified as available-for-sale

The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

An other-than-temporary impairment is required to be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  The other-than-temporary impairment shall be the difference between the other-than-temporarily impaired debt security’s amortized cost basis and its fair value at the balance sheet date.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

If management does not intend to sell the debt security and it is not more likely than not the Company will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the debt security prior to impairment) is less than the amortized cost basis of the debt security (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit loss, which is recognized in earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  After the recognition of an other-than-temporary impairment, the debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

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

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

• Fair value is below cost.
· The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
• The decline in fair value has existed for an extended period of time.
• A debt security has been downgraded by a credit rating agency.
• The financial condition of the issuer has deteriorated.
• The historical and implied volatility of the fair value of the security.
• Recoveries or additional declines in fair value subsequent to the balance sheet date.
·The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.
· Dividends have been reduced or eliminated or scheduled interest payments have not been made.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI

U.S. government direct obligations and U.S. agencies	$44,416	$3,302	$28,665	$282	$73,081	$3,584
Obligations of U.S. states and their subdivisions	8,703	78	608	2	9,311	80
Corporate debt securities	288,948	44,117	1,134,845	200,014	1,423,793	244,131
Asset-backed securities	150,848	75,001	1,559,562	427,296	1,710,410	502,297
Residential mortgage-backed securities	52,306	1,991	596,919	72,527	649,225	74,518
Commercial mortgage-backed securities	-	-	322,787	39,175	322,787	39,175
Collateralized debt obligations	2,829	663	51,250	2,842	54,079	3,505
Total fixed maturities	$548,050	$125,152	$3,694,636	$742,138	$4,242,686	$867,290

Equity investments:
Consumer products	$-	$-	$2	$2	$2	$2
Equity mutual funds	-	-	2,327	496	2,327	496
Airline industry	1,054	251	-	-	1,054	251
Total equity investments	$1,054	$251	$2,329	$498	$3,383	$749

Total number of securities in an unrealized loss position		106		375		481

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss	fair value	loss	fair value	loss

U.S. government direct obligations and U.S. agencies	$41,965	$2,042	$157,062	$4,559	$199,027	$6,601
Obligations of U.S. states and their subdivisions	662,723	28,728	65,697	5,715	728,420	34,443
Corporate debt securities	2,271,214	213,400	1,556,161	402,247	3,827,375	615,647
Asset-backed securities	500,923	116,651	1,317,953	550,355	1,818,876	667,006
Residential mortgage-backed securities	309,373	48,668	334,562	78,374	643,935	127,042
Commercial mortgage-backed securities	300,880	35,332	349,646	75,587	650,526	110,919
Collateralized debt obligations	32,234	4,964	36,686	3,550	68,920	8,514
Total fixed maturities	$4,119,312	$449,785	$3,817,767	$1,120,387	$7,937,079	$1,570,172

Equity investments:
Consumer products	$2	$2	$-	$-	$2	$2
Equity mutual funds	2,449	962	-	-	2,449	962
Total equity investments	$2,451	$964	$-	$-	$2,451	$964

Total number of securities in an unrealized loss position		1,956		571		2,527

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Fixed maturity investments - Total unrealized losses decreased by $702,882 and the total number of securities in an unrealized loss position decreased by 2,046, or 81%, from December 31, 2008 to September 30, 2009.  This decrease in unrealized losses was across all asset classes and reflects recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on corporate debt securities decreased by $371,516 from December 31, 2008 to September 30, 2009.  The valuation of these securities has been significantly influenced by market conditions with increased liquidity and tightening of credit spreads.  Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	September 30, 2009	December 31, 2008
Finance	82%	51%
Utility	7%	20%
Natural resources	4%	9%
Consumer	3%	8%
Transportation	2%	4%
Other	2%	8%
	100%	100%

All sectors across the corporate debt security class had a decrease in unrealized losses.  At September 30, 2009, 56% of total unrealized losses on corporate debt securities (approximately $136,720 of the $244,131), were related to securities on which there has been a ratings downgrade since December 31, 2008.  Of the downgraded securities, 45% (approximately $61,552 of the $136,720) continue to be rated BBB or above.

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $164,709, $52,524, and $71,744 respectively, since December 31, 2008, generally due to tightening of credit spreads and the return of some market liquidity.  Although markets have improved, the continued market disruption has influenced valuations at September 30, 2009; however, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal.  See Note 7 for additional discussion regarding fair value measurements.

Future recoveries in the fair value of all available-for-sale securities will be dependent upon the return of normal market liquidity and changes in general market conditions.  While the decline in fair value has decreased, there has not yet been a full recovery in the markets and many unrealized losses have existed for longer than twelve months.  The Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company continually monitors its credit risk exposure to identify potential losses.  The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Equity investments - Although unrealized losses on equity securities decreased by $215 from December 31, 2008 to September 30, 2009, there was an increase in losses of $251 on securities in the airline industry.  At September 30, 2009, the Company is continuing to monitor conditions impacting the industry, as noted above, and has determined that these securities are not other-than-temporarily impaired.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Other-than-temporary impairment recognition - The Company adopted ASC section 320-10-65 for its fiscal quarter ended June 30, 2009.  The adoption resulted in the reclassification of the non-credit portion of previously recorded other-than-temporary impairments on securities held as of April 1, 2009.  A cumulative effect adjustment of $8,528 was recorded as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity.  The following table summarizes the components of the cumulative effect adjustment:

Increase in amortized cost of fixed maturity available-for-sale securities	$16,680
Change in deferred acquisition costs and value of business acquired	(3,560)
Income tax	(4,592)
Net cumulative effect	$8,528

The Company recorded other-than-temporary impairments on fixed maturity investments of $4,694 and $39,183 during the three months ended September 30, 2009 and 2008, respectively.  During 2009, none of these other-than-temporary impairments were recognized in other comprehensive income.  During the nine months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairments on fixed maturity investments of $8,099 and $55,455, respectively.  During 2009, all other-than-temporary impairments on fixed maturity investments were related to continuing operations.  Of the $55,455 recorded during the first nine months of 2008, $4,372 was related to discontinued operations, and $51,083 was related to continuing operations. The Company recorded other-than-temporary impairments on equity securities of $0 and $1,122 during the three months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairments on equity securities of $7 and $1,122, respectively.

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in net realized capital gains (losses) in the condensed consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, April 1, 2009	$43,871
Non-credit losses reclassified out of retained earnings into AOCI (A)	(16,680)
Bifurcated credit loss balance, September 30, 2009	$27,191

(A) Related to the adoption of ASC section 320-10-65

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

7.  Fair Value Measurements

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term investments	$14,426,896	$14,426,896	$12,378,740	$12,378,740
Mortgage loans on real estate	1,462,416	1,443,289	1,380,101	1,373,015
Equity investments	23,421	23,421	17,790	17,790
Policy loans	4,002,827	4,002,827	3,979,094	3,979,094
Other investments	24,990	50,495	31,992	58,600
Derivative instruments	33,278	33,278	92,713	92,713
Collateral under securities lending agreements	60,439	60,439	43,205	43,205
Reinsurance receivable	7,318	7,318	8,144	8,144
Separate account assets	18,278,383	18,278,383	15,121,943	15,121,943

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract reserves without life contingencies	$7,119,138	$7,165,558	$6,736,101	$6,176,405
Policyholders' funds	323,796	323,796	320,320	320,320
Repurchase agreements	612,270	612,270	202,079	202,079
Commercial paper	98,483	98,483	97,167	97,167
Payable under securities lending agreements	60,439	60,439	43,205	43,205
Derivative instruments	4,213	4,213	-	-
Notes payable	541,573	541,573	532,307	532,307
Separate account liabilities	18,278,383	18,278,383	15,121,943	15,121,943

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
Nine Months Ended September 30, 2009 and 2008
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

Derivative instruments

Included in other assets at September 30, 2009 and December 31, 2008 are derivative financial instruments in the amounts of $33,278 and $92,713, respectively.  Included in other liabilities at September 30, 2009 and December 31, 2008 are derivative financial instruments in the amounts of $4,213 and $0, respectively.  The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.  Counterparty credit risk considerations were immaterial to the valuation of the derivatives at both September 30, 2009 and December 31, 2008.

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
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Separate account assets and liabilities

Separate account assets and liabilities are adjusted to net asset value on a daily basis, which approximates fair value.

Fair value disclosures

The Company’s assets and liabilities recorded at fair value have been categorized based upon the following fair value hierarchy:

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	September 30, 2009
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,146,263	$1,384	$2,147,647
Obligations of U.S. states and their subdivisions	-	1,317,159	-	1,317,159
Foreign governments	-	471	-	471
Corporate debt securities	-	6,526,246	257,511	6,783,757
Asset-backed securities	-	1,468,270	425,688	1,893,958
Residential mortgage-backed securities	-	796,900	-	796,900
Commercial mortgage-backed securities	-	635,369	53,659	689,028
Collateralized debt obligations	-	36,440	19,569	56,009
Total fixed maturities available-for-sale	-	12,927,118	757,811	13,684,929
Fixed maturities, held for trading:
U.S. government direct obligations and U.S. agencies	-	34,329	-	34,329
Corporate debt securities	-	50,719	-	50,719
Asset-backed securities	-	42,963	-	42,963
Commercial mortgage-backed securities	-	8,299	-	8,299
Total fixed maturities held for trading	-	136,310	-	136,310
Equity investments available-for-sale:
Consumer products	56	-	-	56
Equity mutual funds	19,185	446	-	19,631
Airline industry	3,734	-	-	3,734
Total equity investments	22,975	446	-	23,421
Short-term investments available-for-sale	50,212	555,445	-	605,657
Collateral under securities lending agreements	60,439	-	-	60,439
Other assets 1	-	33,278	-	33,278
Separate account assets 2	11,054,450	6,839,332	12,376	17,906,158
Total assets	$11,188,076	$20,491,929	$770,187	$32,450,192

Liabilities
Total liabilities 1	$-	$-	$4,213	$4,213

1 Includes derivative financial instruments.
2 Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended September 30, 2009:

Recurring Level 3 Financial Assets and Liabilities Three Months Ended September 30, 2009
	Fixed maturities available-for- sale: U.S government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, July 1, 2009	$1,381	$228,310	$401,991	$55,305	$14,240	$(3,677)	$7,790
Realized and unrealized gains and losses:
(Gains) losses included in net income	-	-	-	-	-	-	-
Gains (losses) included in other comprehensive income	57	24,765	36,680	2,228	1,540	(536)	950
Purchases, issuances and settlements	(54)	4,972	(19,754)	(44,043)	(4,684)	-	(62)
Transfers in (out) of Level 3	-	(536)	6,771	40,169	8,473	-	3,698
Balance, September 30, 2009	$1,384	$257,511	$425,688	$53,659	$19,569	$(4,213)	$12,376
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2009	$-	$-	$-	$-	$-	$-	$-

1  Includes derivative financial instruments.

The Company had no realized or unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the three months ended September 30, 2009:

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2009:

Recurring Level 3 Financial Assets and Liabilities Nine Months Ended September 30, 2009
	Fixed maturities available-for- sale: U.S government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for- sale: collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532
Realized and unrealized gains and losses:
(Gains) losses included in net income	-	57	3,143	-	-	-	-
Gains (losses) included in other
comprehensive income	2,909	30,366	100,577	(1,414)	(4,958)	(7,437)	1,547
Purchases, issuances and settlements	(156)	(20,265)	(98,959)	(248)	12,363	-	7,718
Transfers in (out) of Level 3	(16,080)	43,378	(100,424)	-	11,951	-	2,579
Balance, September 30, 2009	$1,384	$257,511	$425,688	$53,659	$19,569	$(4,213)	$12,376
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2009	$-	$-	$-	$-	$-	$-	$-

1   Includes derivative financial instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the nine months ended September 30, 2009 are as follows:

	Nine Months Ended September 30, 2009
	Net realized gains	Net investment
	(losses) on investments	income

Realized and unrealized gains and losses included in net income for the period	$3,200	$-

Non-recurring Level 3 assets and liabilities - At September 30, 2009, the Company has no assets or liabilities measured at fair value on a non-recurring basis.

8.  Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the  year ended December 31, 2008 and the nine months ended September 30, 2009 are as follows:

Balance, January 1, 2008	$101,655
Purchase price accounting adjustment	3,600
Balance, December 31, 2008 and September 30, 2009	$105,255

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(9,342)	$26,972
Preferred provider agreements	7,970	(4,262)	3,708
Total	$44,284	$(13,604)	$30,680

	December 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(7,249)	$29,065
Preferred provider agreements	7,970	(3,211)	4,759
Total	$44,284	$(10,460)	$33,824

Amortization expense of other intangible assets included in general insurance expenses was $1,048 and $1,480 for the three-month periods ended September 30, 2009 and 2008, respectively.  Amortization expense of other intangible assets was $ 3,144 and $4,007 for the nine-month periods ended September 30, 2009 and 2008, respectively.  With the exception of goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months ended September 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2009 through December 31, 2013 is as follows:

Year Ended December 31,	Amount
2009	$4,492
2010	4,004
2011	3,801
2012	3,597
2013	3,418

9.	Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on available-
for-sale securities:
Net changes during the year related to
cash flow hedges	$(47,298)	$16,554	$(30,744)
Unrealized holding gains (losses) arising
during the year	1,161,922	(406,673)	755,249
Less: reclassification adjustment for gains
(losses) realized in net income	(16,733)	5,857	(10,876)
Net unrealized gains (losses)	1,097,891	(384,262)	713,629
Reserve, deferred acquisition costs and
value of business acquired adjustments	(229,040)	80,164	(148,876)
Net unrealized gains (losses)	868,851	(304,098)	564,753
Employee benefit plan adjustment	(4,962)	1,737	(3,225)
Other comprehensive income (loss)	$863,889	$(302,361)	$561,528

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2008:

	Year Ended December 31, 2008
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on available-
for-sale securities:
Net changes during the year related to
cash flow hedges	$85,494	$(29,923)	$55,571
Unrealized holding gains (losses) arising
during the year	(1,431,239)	496,555	(934,684)
Less: reclassification adjustment for (gains)
losses realized in net income	38,978	(10,989)	27,989
Net unrealized gains (losses)	(1,306,767)	455,643	(851,124)
Reserve, deferred acquisition costs and
value of business acquired adjustments	254,180	(88,963)	165,217
Net unrealized gains (losses)	(1,052,587)	366,680	(685,907)
Employee benefit plan adjustment	(115,766)	40,518	(75,248)
Other comprehensive income (loss)	$(1,168,353)	$407,198	$(761,155)

10.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended September 30, 2009 and 2008, the Company recognized $629 and $751, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.  During the nine-month periods ended September 30, 2009 and 2008, the Company recognized $1,940 and $2,002, respectively, related to share-based compensation expense.  In addition, during the three-month period ended June 30, 2008, the Company recorded $1,980 of compensation expense related to share-based compensation due to the acceleration of vesting of certain stock options related to the sale of its healthcare business and it is included in income from discontinued operations in the condensed consolidated statement of income.

Lifeco did not grant stock options to employees of the Company during the nine months ended September 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

11.  Components of Net Periodic Cost (Benefit)

Net periodic (benefit) cost of the Company’s Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 30, 2009 and 2008 include the following components:

	Three Months Ended September 30,
	2009	2008	2009	2008
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$1,022	$1,258	$170	$275
Interest cost	4,784	4,554	177	279
Expected return on plan assets	(4,018)	(5,036)	-	-
Amortization of transition obligation	(379)	(378)	-	-
Amortization of unrecognized prior
service cost	22	22	(412)	(412)
Amortization of loss from
earlier periods	2,533	226	(110)	-
Net periodic cost (benefit)	$3,964	$646	$(175)	$142

	Nine Months Ended September 30,
	2009	2008	2009	2008
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$2,944	$4,484	$476	$989
Interest cost	14,490	13,803	689	974
Expected return on plan assets	(11,852)	(15,464)	-	-
Amortization of transition obligation	(1,135)	(1,135)	-	-
Amortization of unrecognized prior
service cost	66	98	(1,236)	(1,756)
Amortization of loss from
earlier periods	7,861	452	(110)	85
Net periodic cost (benefit)	$12,374	$2,238	$(181)	$292

During the three-month period ended June 30, 2008, the Company recorded defined benefit pension plan costs of $672 and post-retirement medical plan benefits of $19,346 as adjustments to income from discontinued operations due to plan curtailments related to the sale of its healthcare business.

The Company made a contribution in the amount of $12,500 to its Defined Benefit Pension Plan during the three months ended September 30, 2009.  The Company expects to contribute approximately $1,634 to its Post-Retirement Medical Plan during the year ended December 31, 2009.

12.	Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (As restated)	2009	2008 (As restated)
Current	$(3,041)	$44,970	($2,036)	$84,572
Deferred	20,170	(4,337)	51,954	(9,746)
Total income tax provision from continuing operations	$17,129	$40,633	$49,918	$74,826

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

As discussed in Note 1, during 2008, the Company completed an in depth analysis of its deferred tax balances.  As a result, deferred income tax expense (benefit) from continuing operations was increased by $7,074 and $30,074 for the three and nine-month periods ended September 30, 2008, respectively, from the amounts previously reported of ($11,411) and ($39,820) respectively.  Deferred income tax expense from discontinued operations was increased by $ - and $12,000 for the three and nine-month periods ended September 30, 2008 from the amounts previously reported of $ - and $374,497.

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(3.2%)	(1.5%)
Tax credits	(2.4%)	(2.2%)
State income taxes, net of federal benefit	0.5%	0.4%
Provision for policyholders' share of earnings
on participating business	0.5%	(15.5%)
Income tax contingency provisions	(1.1%)
Other, net	(1.7%)	(0.3%)
Effective federal income tax rate from continuing operations	27.6%	15.9%

Included above in the provision for policyholder’s share of earnings on participating business for the nine months ended September 30, 2008 is the income tax effect of the $207,785 decrease in undistributed earnings on participating business as discussed in Note 3.

During the nine months ended September 30, 2009, the Company recognized an increase of $20,934 in the current period unrecognized tax benefits relating to changes in the composition of the consolidated tax group. Because of the impact of deferred tax accounting, the increase in the unrecognized tax benefit does not affect the effective tax rate.  The Company anticipates additional increases in its unrecognized tax benefits of $20,000 to $22,000, during the next twelve months due to changes in the composition of the consolidated group.  The Company does not anticipate that this increase in its unrecognized tax benefit will impact the effective rate.

Tax years 2005, 2006, 2007 and 2008 are open to federal examination by the Internal Revenue Service.  The Company is currently under federal examination by the Internal Revenue Service for the 2005 tax year.  The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2009 as a result of the federal audit.  Also, the Company does not expect significant increases or decreases relating to state and local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The change in the deferred income tax asset between January 1, 2009 and September 30, 2009 is as follows:

Balance, January 1, 2009	$577,799
Decrease in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses
on investment assets, net of policyholder related amounts	(297,476)
Increase in deferred tax asset related to income tax
contingency provisions	21,690
Decrease in deferred tax asset related to the condensed
consolidated statement of income	(51,954)
Other, net	(7,631)
Balance, September 30, 2009	$242,428

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

As discussed in Note 4, substantially all of the Company’s former Healthcare segment has been reclassified as discontinued operations in the condensed consolidated financial statements and, accordingly, is no longer reported as a separate business segment.  The Company retained a small portion of its healthcare business and reports it within its Individual Markets segment.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Revenues:
Premium income	$141,888	$127,926	$335,513	$306,486
Fee income	12,061	11,778	34,386	39,806
Net investment income	185,027	172,810	532,212	516,640
Net realized gains (losses) on investments	(8,301)	(22,429)	4,761	(3,503)
Total revenues	330,675	290,085	906,872	859,429
Benefits and expenses:
Policyholder benefits	285,841	255,908	744,430	689,455
Operating expenses	21,569	19,475	71,656	70,182
Total benefits and expenses	307,410	275,383	816,086	759,637
Income from continuing operations
before income taxes	23,265	14,702	90,786	99,792
Income tax expense	6,309	4,489	27,387	30,841
Income from continuing operations	$16,956	$10,213	$63,399	$68,951

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Revenues:
Premium income	$743	$414	$2,367	$2,291
Fee income	88,250	91,742	237,701	282,380
Net investment income	101,967	86,845	287,045	261,311
Net realized gains (losses) on investments	13,808	(15,273)	21,969	(1,944)
Total revenues	204,768	163,728	549,082	544,038
Benefits and expenses:
Policyholder benefits	58,502	56,776	175,058	171,335
Operating expenses	90,180	76,796	264,354	249,641
Total benefits and expenses	148,682	133,572	439,412	420,976
Income from continuing operations
before income taxes	56,086	30,156	109,670	123,062
Income tax expense	15,097	7,697	28,974	31,226
Income from continuing operations	$40,989	$22,459	$80,696	$91,836

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premium income	$34,076	$35,051	$101,176	$108,042
Fee income	1,245	1,311	3,733	3,617
Net investment income	14,430	9,223	36,549	27,003
Net realized gains (losses) on investments	-	(209)	150	(20)
Total revenues	49,751	45,376	141,608	138,642
Benefits and expenses:
Policyholder benefits	45,255	(49,241)	106,483	(190,833)
Operating expenses	18,188	18,991	55,041	82,698
Total benefits and expenses	63,443	(30,250)	161,524	(108,135)
Income from continuing operations
before income taxes	(13,692)	75,626	(19,916)	246,777
Income tax expense (benefit)	(4,276)	28,447	(6,443)	12,759
Income (loss) from continuing operations	$(9,416)	$47,179	$(13,473)	$234,018

14.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  This business includes the activities of the discontinued healthcare insurance business prior to its April 1, 2008 sale to CIGNA as discussed in Note 4.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2010.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its net income, if positive (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after June 30, 2008.  The Company had no borrowings under the credit facility at either September 30, 2009 or December 31, 2008 and was in compliance with all covenants.

The Company makes commitments to fund investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2009 and December 31, 2008 were $188,787 and $49,334, respectively, all of which is due within one year from the dates indicated.

15.  Subsequent Events

Management has evaluated subsequent events for potential recognition or disclosure in the Company’s condensed consolidated financial statements through November 6, 2009, the date on which the Company’s condensed consolidated financial statements were issued.  No subsequent event has occurred requiring its recognition or disclosure in the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

4BGeneral

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

Current Market Conditions

During the second and third quarters of 2009, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  However, financial markets are still lower than benchmarks in 2008.

The S&P 500 Index is down by 9% at September 30, 2009 when compared to September 30, 2008.  The average of the S&P 500 Index during the nine months ended September 30, 2009 is down by 32% when compared to the nine months ended September 30, 2008.

	September 30,
S&P 500 Index	2009	2008
Index close	1,057	1,166
Index average	900	1,324

While the Company has conservative investment policies and practices, the significant deterioration in the capital markets had an impact on the financial results for the nine-month period ended September 30, 2009.

Variable asset-based fees received by the Company fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.  Fee income decreased by $50 million, or 15%, to $276 million for the nine months ended September 30, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Although the U.S. equities market has recovered somewhat in recent months, market declines in the future could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the nine months ended September 30, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $8 million.  A recovery in market liquidity and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2008.  The Company has recorded a decrease in gross unrealized losses of $703 million and an increase in gross unrealized gains of $424 million during the nine months ended September 30, 2009.  This resulted in a $563 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 6 and 9 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

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

The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets.  The Company did not participate in any of these initiatives as liquidity has not become an issue and has remained adequate.

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

As of September 30, 2008, the Company recognized a gain in the amount of $1,090 million ($684 million net of income taxes).  Income from discontinued operations during the nine months ended September 30, 2008 includes charges in the amount of $101 million ($64 million net of income taxes) which represents costs associated with the sale.

Company Results of Operations

The following discussion addresses the Company’s condensed consolidated results of operations for the three and nine-month periods ended September 30, 2009, compared with the same periods in 2008.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

	Three Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$176	$163
Fee income	102	105
Net investment income	302	269
Net realized gains (losses) on investments	6	(38)
Total revenues	586	499
Benefits and expenses:
Policyholder benefits	390	264
Operating expenses	130	115
Total benefits and expenses	520	379
Income from continuing operations before income taxes	66	120
Income tax expense	17	40
Income from continuing operations	$49	$80

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $31 million, or 39%, to $49 million for the three months ended September 30, 2009 when compared to 2008.  The decrease is primarily due to an $82 million ($53 million net of income taxes) reserve release on participating policies in 2008 partially offset by increases of $23 million (net of reserve adjustments and income taxes) in net realized gains (losses) on investments in 2009 compared to 2008.

Premium income increased by $13 million, or 8%, to $176 million for the three months ended September 30, 2009 when compared to 2008.  This increase is primarily related to increased sales of the single premium whole life product in the Company’s Individual Markets segment.

Net investment income increased by $33 million, or 12%, to $302 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily due to an $8 million increase in policy loan interest income in the Individual Markets segment, a $15 million increase in net investment income in 2009 due to increases in the general accounts in the Company’s Retirement Services segment and a $6 million increase in net investment income in the Company’s Other segment.

Net realized gains (losses) on investments increased by $44 million, or 116%, to $6 million during the three months ended September 30, 2009 when compared to 2008.  The increase is due primarily to a $34 million write-down of a significant investment in the three months ended September 30, 2008.

Total benefits and expenses increased by $141 million, or 37%, to $520 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily due to an $82 million reserve release on participating policies in 2008 in addition to increased reserves and interest credited in the Company’s Individual Markets segment.

Income tax expense for the three months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $7 million from the amount previously reported of $33 million for the three months ended September 30, 2008 due to this restatement.  See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense decreased by $23 million to $17 million during the three months ended September 30, 2009 when compared to 2008 due to $54 million decrease in income from continuing operations before income taxes.

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

	Nine Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$439	$417
Fee income	276	326
Net investment income	856	805
Net realized gains (losses) on investments	27	(6)
Total revenues	1,598	1,542
Benefits and expenses:
Policyholder benefits	1,026	669
Operating expenses	391	403
Total benefits and expenses	1,417	1,072
Income from continuing operations before income taxes	181	470
Income tax expense	50	75
Income from continuing operations	$131	$395

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $264 million for the nine months ended September 30, 2009 when compared to 2008.  The income from continuing operations of the Company’s Other segment included a gain in the amount of $208 million as a result of the release of the liability associated with certain participating policies as discussed in Note 3 to the accompanying condensed consolidated financial statements and an $82 million ($53 million net of income taxes) reserve release on these policies in 2008.

Premium income increased by $22 million, or 5%, to $439 million for the nine months ended September 30, 2009 when compared to 2008.  This increase is primarily related to increased sales of the single premium whole life product in the Company’s Individual Markets segment partially offset by a decrease of reinsurance activity in the Company’s Other segment.

Fee income decreased by $50 million, or 15%, to $276 million for the nine months ended September 30, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Net investment income increased by $51 million, or 6%, to $856 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily due to an $18 million increase in policy loan interest income in the Individual Markets segment in addition to a $26 million increase in net investment income in 2009 due to increases in general account assets in the Company’s Retirement Services segment.

Net realized gains on investments increased by $33 million to $27 million during the nine months ended September 30, 2009 when compared to 2008.  The increase is due primarily to the aforementioned $34 million write-down of a significant investment in 2008.

Excluding the impact of the aforementioned $290 million decrease in policy reserves in 2008 related to the participating policy liabilities, benefits and expenses increased by $55 million, or 4%, for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily due to increased reserves and interest credited of $55 million in the Company’s Individual Markets segment.

Income tax expense for the nine months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $30 million from the amount previously reported of $45 million for the nine months ended September 30, 2008 due to this restatement.  See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense decreased by $25 million to $50 million during the nine months ended

September 30, 2009 when compared to 2008 due to the $81 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years.

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

Individual Markets Results of Operations

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$142	$128
Fee income	12	12
Net investment income	185	173
Net realized gains (losses) on investments	(8)	(23)
Total revenues	331	290
Benefits and expenses:
Policyholder benefits	286	256
Operating expenses	22	19
Total benefits and expenses	308	275
Income from continuing operations before income taxes	23	15
Income tax expense	7	5
Income from continuing operations	$16	$10

The following is a summary of the Individual Markets segment policies and participant accounts at September 30, 2009 and June 30, 2009:

(In thousands)	September 30, 2009	June 30, 2009
Policies and Participant Accounts	520	525

Income from continuing operations for the Individual Markets segment increased by $6 million, or 60%, to $16 million during the three months ended September 30, 2009 when compared to 2008.

Premium income increased by $14 million, or 11%, to $142 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $37 million partially offset by decreases in term insurance products.

Net investment income increased by $12 million, or 7%, to $185 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily due to an $8 million increase in policy loan interest income.

Net realized losses on investments decreased by $15 million, or 65%, to $8 million for the three months ended September 30, 2009 when compared to 2008.  The increase is due primarily to a $17 million write-down of a significant investment in the three months ended September 30, 2008.

Policyholder benefits increased by $30 million, or 12%, to $286 million during the three months ended September 30, 2009 when compared to 2008.  The increase is primarily related to an increase in reserves related to the increased premium on the whole life product as mentioned above.

Income tax expense for the three months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $4 million from the amount previously reported of $1 million for the three months ended September 30, 2008 due to this restatement.    See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense increased by $2 million to $7 million during the three months ended September 30, 2009 when compared to 2008 due to the $8 million increase in income from continuing operations before income taxes.

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Nine Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$336	$306
Fee income	34	40
Net investment income	532	517
Net realized gains (losses) on investments	5	(4)
Total revenues	907	859
Benefits and expenses:
Policyholder benefits	744	689
Operating expenses	72	70
Total benefits and expenses	816	759
Income from continuing operations before income taxes	91	100
Income tax expense	28	31
Income from continuing operations	$63	$69

The following is a summary of the Individual Markets segment policies and participant accounts at September 30, 2009 and 2008:

	September 30,
(In thousands)	2009	2008
Policies and Participant Accounts	520	536

Income from continuing operations for the Individual Markets segment decreased by $6 million, or 9%, to $63 million during the nine months ended September 30, 2009 when compared to 2008.

Premium income increased by $30 million, or 10%, to $336 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $62 million partially offset by decreases in term insurance products.

Fee income decreased by $6 million, or 15%, to $34 million for the nine months ended September 30, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the first half of 2009.

Net investment income increased by $15 million, or 3%, to $532 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily due to an $18 million increase in policy loan interest income.

Net realized gains on investments increased by $9 million, or 225%, to $5 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is due primarily to a $17 million write-down of a significant investment in the three months ended September 30, 2008 partially offset by increased losses on sales of fixed maturity investments in the nine months ended September 30, 2009.

Policyholder benefits increased by $55 million, or 8%, to $744 million during the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily related to an increase in reserves related to the increased premium on the whole life product as mentioned above, in addition to $12 million increase in interest credited on participating policies as a result of higher crediting rates.

Income tax expense for the nine months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $15 million from the amount previously reported of $16 million for the nine months ended September 30, 2008 due to this restatement.  See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense decreased by $3 million to $28 million during the nine months ended September 30, 2009 when compared to 2008 due to the $9 million decrease in income from continuing operations before income taxes.

Retirement Services Results of Operations

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$-	$-
Fee income	89	92
Net investment income	102	87
Net realized gains (losses) on investments	14	(15)
Total revenues	205	164
Benefits and expenses:
Policyholder benefits	58	57
Operating expenses	90	77
Total benefits and expenses	148	134
Income from continuing operations before income taxes	57	30
Income tax expense	15	7
Income from continuing operations	$42	$23

The following is a summary of the Retirement Services segment policies and participant accounts at September 30, 2009 and June 30, 2009:

(In thousands)	September 30, 2009	June 30, 2009
Policies and Participant Accounts	4,156	3,788

Income from continuing operations for the Retirement Services segment increased by $19 million, or 83%, to $42 million during the three months ended September 30, 2009 when compared to 2008.  The increase is primarily related to higher net investment income and net realized gains partially offset by higher operating expenses.

Net investment income increased by $15 million, or 17%, to $102 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily due to a 7% increase in the account value of the general accounts at September 30, 2009 when compared to 2008.  This asset increase is primarily due to transfers from the separate account to the general account.

Net realized gains on investments increased by $29 million to $14 million during the three months ended September 30, 2009 when compared to 2008.  The increase is due primarily to a $17 million write-down of a significant investment in the three months ended September 30, 2008 in addition to increased gains on sales of fixed maturity investments in the three months ended September 30, 2009.

Operating expenses increased by $13 million, or 17%, to $90 million for the three months ended September 30, 2009 when compared to 2008.  The increase is primarily related to a $4 million increase in amortization of deferred policy acquisition costs (“DAC”), value of business acquired and other intangibles, due to lower estimated future gross profits in 2009 compared to the estimated future gross profits in 2008, in addition to an increase of $3 million in pension and post- retirement expense and higher policy administration costs due to the increase in policies and participant accounts.

Income tax expense for the three months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $3 million from the amount previously reported of $4 million for the three months ended September 30, 2008 due to this restatement.  See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense increased by $8 million to $15 million during the three months ended September 30, 2009 when compared to 2008 due to the $27 million increase in income from continuing operations before income taxes.

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Nine Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$2	$3
Fee income	238	282
Net investment income	287	261
Net realized gains (losses) on investments	22	(2)
Total revenues	549	544
Benefits and expenses:
Policyholder benefits	175	171
Operating expenses	264	250
Total benefits and expenses	439	421
Income from continuing operations before income taxes	110	123
Income tax expense	29	31
Income from continuing operations	$81	$92

The following is a summary of the Retirement Services segment participant accounts at September 30, 2009 and 2008:

	September 30,
(In thousands)	2009	2008
Policies and Participant Accounts	4,156	3,923

Income from continuing operations for the Retirement Services segment decreased by $11 million, or 12%, to $81 million during the nine months ended September 30, 2009 when compared to 2008 as the decrease in fee income was only partially offset by an increase in realized gains (losses) on investments and an increase in interest margins on guaranteed products.

Fee income decreased by $44 million, or 16%, to $238 million for the nine months ended September 30, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market during the first half of 2009 compared to 2008.

Net investment income increased by $26 million, or 10%, to $287 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily due to a 7% increase in the account value of the general accounts at September 30, 2009 when compared to 2008.  This asset increase is primarily due to transfers from the separate account to the general account.

Net realized gains on investments increased by $24 million to $22 million during the nine months ended September 30, 2009 when compared to 2008.  The increase is due primarily to a $17 million write-down of a significant investment in the three months ended September 30, 2008 in addition to increased gains on sales of fixed maturity investments in the nine months ended September 30, 2009.

Operating expenses increased by $14 million, or 6%, to $264 million for the nine months ended September 30, 2009 when compared to 2008.  The increase is primarily related to a $7 million increase in amortization of DAC, value of business acquired and other intangibles, due to lower estimated future gross profits in 2009 compared to the estimated future gross profits in 2008, in addition to an increase of $5 million in pension and post- retirement expense and $1 million for state assessments

Income tax expense for the nine months ended September 30, 2008 has been restated as a result of a previous misstatement of deferred income taxes.  Income tax expense increased by $15 million from the amount previously reported of $16 million for the nine months ended September 30, 2008 due to this restatement.  See Note 1 to the accompanying condensed consolidated financial statements for further discussion.  Income tax expense decreased by $2 million to $29 million during the nine months ended September 30, 2009 when compared to 2008 is due to the $13 million decrease in income from continuing operations before income taxes.

The following table provides information for the Retirement Services’ segment participant account values at September 30, 2009 and 2008:

	September 30,
Income statement data (In millions)	2009	2008
General Account - Fixed Options:
Public / Non-profit	$3,423	$3,361
401(k)	3,511	3,105
	$6,934	$6,466
Separate Account -Variable Options:
Public / Non-profit	$7,660	$6,006
401(k)	6,005	5,714
	$13,665	$11,720
Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$43,438	$45,330
401(k)	18,445	17,731
Institutional	33,948	27,335
	$95,831	$90,396

Account values invested in the general account fixed investment options have increased by $468 million, or 7% at September 30, 2009 compared to September 30, 2008 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have increased by $1,945 million, or 17% at September 30, 2009 compared to September 30, 2008.  The increase is primarily due to new sales partially offset by the decline in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $5,435 million, or 6% at September 30, 2009 compared to September 30, 2008.  The increase is primarily due to new sales partially offset by the decline in the U.S. equity markets.

Other Results of Operations

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$34	$35
Fee income	1	1
Net investment income	15	9
Total revenues	50	45
Benefits and expenses:
Policyholder benefits	46	(49)
Operating expenses	18	19
Total benefits and expenses	64	(30)
Income (loss) from continuing operations before income taxes	(14)	75
Income tax expense (benefit)	(5)	28
Income (loss) from continuing operations	$(9)	$47

Income (loss) from continuing operations for the Company’s Other segment was ($9) million for the three months ended September 30, 2009 compared to net income of $47 million for 2008.  The decrease is primarily related to an $82 million ($53 million net of income taxes) reserve release on participating business.

Total benefits and expenses increased by $94 million to $64 million during the three months ended September 30, 2009 when compared to 2008.  The increase is due to the aforementioned $82 million adjustment to the reserves of participating policies.

Income tax expense decreased by $33 million to a ($5) million benefit during the three months ended September 30, 2009 when compared to 2008 due to the $89 million decrease in income from continuing operations before income taxes.

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,
Income statement data (In millions)	2009	2008
Revenues:
Premium income	$101	$108
Fee income	4	4
Net investment income	37	27
Total revenues	142	139
Benefits and expenses:
Policyholder benefits	107	(191)
Operating expenses	55	83
Total benefits and expenses	162	(108)
Income (loss) from continuing operations before income taxes	(20)	247
Income tax expense (benefit)	(7)	13
Income (loss) from continuing operations	$(13)	$234

Income (loss) from continuing operations for the Company’s Other segment was ($13) million for the nine months ended September 30, 2009 compared to net income of $234 million for 2008.  The decrease is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies on January 1, 2008 and an $82 million ($53 million net of income taxes) reserve release on these policies in the third quarter of 2008.  This decrease is partially offset by a $15 million after tax charge in 2008 from an adjustment to DAC amortization related to additional overhead that the Individual Markets and Retirement Service segments incurred as a result of the sale of the Company’s healthcare business.  See Note 4 to the accompanying condensed consolidated financial statements.

Total benefits and expenses increased by $270 million to $162 million during the nine months ended September 30, 2009 when compared to 2008.  The increase is due to the aforementioned $208 million reserve release of the liability associated with certain participating policies and the $82 million adjustment to the reserves of these policies.  The increase is partially offset by the aforementioned DAC amortization adjustment in the gross amount of $23 million.

Income tax expense decreased by $20 million to a ($7) million benefit during the nine months ended September 30, 2009 when compared to 2008 due to the $59 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years.

6BGeneral Account Investments

The Company’s primary investment objective is to acquire assets with duration and cash flow characteristics reflective of its liabilities, while meeting industry, size, issuer and geographic diversification standards.  Formal liquidity and credit quality parameters have also been established.  The Company’s investment portfolio composition is conservative with 88% of general account assets in cash, short-term investments, policy loans and fixed maturity and mortgage investments.

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

8BFixed Maturities

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  The Company’s methodology takes into account ratings from Standard & Poors, Moody’s Investor Services, Inc. and Fitch Ratings.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the Company’s fixed maturity portfolio by credit rating at September 30, 2009 and December 31, 2008 is summarized as follows:

Credit Rating	September 30, 2009	December 31, 2008
AAA	41.0%	50.1%
AA	10.6%	9.4%
A	20.2%	20.3%
BBB	25.1%	18.4%
BB and below (Non-investment grade)	3.1%	1.8%
Total	100.0%	100.0%
9B

The following table contains the sector distribution for the corporate debt securities of the Company’s fixed maturity investment portfolio at September 30, 2009 and December 31, 2008, calculated as a percentage of fixed maturities:

Sector	September 30, 2009	December 31, 2008
Utility	14.7%	11.9%
Finance	9.3%	8.8%
Consumer	8.0%	6.6%
Natural resources	6.3%	4.4%
Transportation	2.8%	2.8%
Other	7.9%	7.3%

The Company holds approximately $25 million in direct debt of the Federal Home Loan Mortgage Corporation, which combined is less than 1% of its fixed maturity investment portfolio.  The Company holds $8 million of fixed maturity investments of an American International Group, Inc. subsidiary.  This subsidiary is supported by the strength of the insurance operating companies which are sufficient to support the debt. The Company expects full recoverability of these investments, and does not consider them to be other-than-temporarily impaired.

Monoline insurers guarantee the timely payment of principal and interest of certain securities.  Entities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution.  As of September 30, 2009, the fair value of the Company’s total monoline insured asset-backed securities was $892 million.  At both September 30, 2009 and December 31, 2008, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A.

Of the Company’s total investments of $20.2 billion as of September 30, 2009, approximately $857 million, or 4%, excluding government agency backed securities, are home equity loan asset-backed securities with potential exposure to the subprime market.  All of these securities, except three, are investment grade rated, 91% of which have the highest possible rating of AAA.  The weighted average credit enhancement level for these securities is 34.7% (excluding any monoline guarantees) as of September 30, 2009.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of commercial loans and are carried at their unpaid principal balances, net of allowances for credit losses.  The Company does not originate any single family residential mortgage loans.  The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective.  Management’s periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. In determining the ultimate adequacy of the allowance for mortgage loans, greater consideration is given to the individual mortgage characteristics and related collateral.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $33 million at September 30, 2009 from December 31, 2008.  Total Level 3 assets and liabilities at September 30, 2009 were $766 million or 2% of total assets and liabilities compared to Level 3 assets of $799 million or 2% at December 31, 2008.    During 2008, the Company determined that the use of internal models utilizing asset-backed index spread assumptions instead of an external source that used credit default swap spread assumptions, was a better measurement of fair value for these securities due to current market conditions.  Utilizing internal models for these securities resulted in a decrease to unrealized losses in the amount of $136 million for the nine months ended September 30, 2009.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.  While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are related to mortgage-backed, asset-backed and corporate debt securities as described below.

•
The Company holds approximately $5,413 million in various mortgage-backed and asset-backed collateralized mortgage securities including securities backed by U.S. agencies, of which $2,809 million are experiencing unrealized losses of approximately $623 million at September 30, 2009.  Included in this amount is $413 million which has declined and remained below amortized cost by 20% or more.  Of the $623 million in unrealized losses, approximately $182 million is related to securities on which there had been a credit rating downgrade since December 31, 2008.  Of the $182 million, $131 million are rated investment grade and $51 million are rated non-investment grade at September 30, 2009.  Future changes in the fair value of these securities will be dependent upon the continued increase in market liquidity and improvements in general market conditions.

•
The Company holds approximately $6,784 million of corporate debt securities of which $1,424 million are experiencing unrealized losses of approximately $244 million at September 30, 2009.  Included in this amount is $175 million which has declined and remained below amortized cost by 20% or more.  Approximately $137 million of the $244 million was related to securities on which there had been a credit rating downgrade since December 31, 2008.  Of the $137 million, $62 million are rated investment grade and $75 million are rated non-investment grade at September 30, 2009.

During the nine months ended September 30, 2009, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $8 million.  The write-downs during the nine months ended September 30, 2009 primarily related to assets the Company sold at a loss.  (See Note 6 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

The Company takes a very conservative approach to its securities lending, repurchase agreement and dollar roll practices.  All cash collateral received from such practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2009, the Company had $56 million out on loan, $518 million in repurchase agreements and $612 million in dollar rolls, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

7BCritical Accounting Policies and Estimates

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
· Valuation and accounting for derivative instruments;
· Future policy benefits;
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

10BNew Accounting Pronouncements

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

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with policy surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  Primary liquidity concerns regarding investment activity are the risks of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Cash flows from operating activities are $385 million and $280 million for the three and nine-month periods ended September 30, 2009, respectively, primarily due to the net proceeds (purchases) of trading securities of $404 million and ($92) million, respectively.  The Company intends to reinvest these securities for higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $797 million and $395 million as of September 30, 2009 and December 31, 2008, respectively.  In addition, 97% and 98% of the bond portfolio carried an investment grade rating at September 30, 2009 and December 31, 2008, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million and $97 million of commercial paper outstanding at September 30, 2009 and December 31, 2008, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either September 30, 2009 or December 31, 2008.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject.

Item 1A.	Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory and financial risks and uncertainties.  The most significant of these risks include the following:

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
•
The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations and financial condition; and

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

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15-d14(a) Certification	56
31.2	Rule 13a-14(a)/15-d14(a) Certification	57
32	18 U.S.C. 1350 Certification	58

13BSignature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	November 6, 2009
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)