Form 10-K
period 2009-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-02-19
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-1173

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

COLORADO	84-0467907
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
As of June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2010, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

Financial information, including revenues, net income and total assets of the Company’s three operating segments is provided in Note 17 “Segment Information” of the accompanying consolidated financial statements.  No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2009, 2008 or 2007.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

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

On December 30, 2005, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary of the Company, was licensed as a special purpose financial captive insurance company.  Following licensing, an affiliate, The Canada Life Assurance Company (“CLAC”) retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, whereby the excess of U.S. statutory reserves over funds withheld is backed by a letter of credit in the current amount of $1,006 million.  A second letter of credit, in the amount of $70 million, is available to fund the capital in GWSC.  On July 3, 2007, GWSC and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC.

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

Premium income	$(1,387,179)
Net investment income	58,569
Net realized losses on investments	(14,797)
Total revenues	(1,343,407)
Decrease in reserves	(1,453,145)
Provision for policyholders' share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961
Total benefits and expenses	(1,382,023)
Income before income taxes	38,616
Income taxes	16,372
Net income	$22,244

On December 31, 2006, the Company purchased the full service defined contribution business from U.S. Bank.  The results of operations of this business have been included in the Company’s consolidated financial statements since that date.  The acquired business primarily relates to the administration of approximately 1,900 401(k) plans which represent approximately 195,000 members and more than $9.0 billion in retirement plan assets.  The acquisition includes the retention of relationship managers and sales and client service specialists.  The Company purchased $6 million of assets with $71 million cash.  The asset amount consisted of $77 million of goodwill and intangibles and $6 million in liabilities.

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

At December 31, 2009 and 2008, the Company had $5.1 billion and $4.9 billion, respectively, of future policy benefits on individual insurance products sold to corporations insuring the lives of certain employees, also known as corporate-owned life insurance (COLI) or business-owned life insurance (BOLI).  The Company has shifted its emphasis from corporate owned to the business-owned life insurance market.

The primary BOLI products are single premium universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value wrapper.  The insurance policies indirectly fund post-retirement benefits for all employees and non-qualified benefit plans for executives.  Community banks are the primary purchasers of the universal life product (general account); while regional and community banks typically purchase PPVUL with a stable value wrapper (separate account).  Corporations indirectly funding executive benefits purchase the PPVUL product (separate account) which offers an array of equity and bond funds.  At December 31, 2009, the Company had $2.3 billion of general account and $3.3 billion of separate account BOLI future policy benefits, compared to $2.0 billion of fixed and $3.0 billion of separate account BOLI future policy benefits at December 31, 2008.

Distribution relationships for BOLI were expanded significantly during 2009 and 2008, which contributed to sales success.  In excess of 160 and 130 clients were added during 2009 and 2008, respectively.

The Company partners with leading retail financial institutions to distribute individual life and annuity products.  During 2009, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population.  Through institutional partners such as Bank of America Corporation, Citigroup Inc., U.S. Bancorp, Regions Financial Corporation and Huntington Bancshares Incorporated, the Company has in excess of 15,000 individual branch and brokerage sales representatives, as well as direct exposure to on-line banking customers.  Making life insurance easy to understand in the retail bank environment is vital to the successful execution of this strategy.  Most recently, management’s attention has turned to meeting the insurance related needs of the growing retiree marketplace.  During 2009, management focused on distributing wealth transfer solutions to their bank partners’ customers via single premium whole life insurance.  Evidencing the Company’s rapid growth and ability to reach a broad bank customer base, the Company was selected by SunTrust, Bancorp South, and First Merit as their wealth transfer partner in 2009.  During 2010 and beyond, the Company intends to build on its bank market experience and continue to focus on simplifying insurance to meet the needs of its bank partners and their customers.

The Company also has a distribution partnership with Charles Schwab & Co. (“Schwab”) to market variable annuities.  As of December 31, 2009, the Company’s Schwab OneSource and Schwab Select variable annuities had in excess of $1 billion in assets.  The Company believes its variable annuities are among the top selling annuities at Schwab and are sold in both the institutional markets (“IM”) and retail distribution channels.  As a leading (top five) independent financial advisor group, Schwab’s IM distribution channel provides the Company with access to an important retirement market segment.  With a continued focus on product simplicity, customer value and product development collaboration, the Company and Schwab are together working on ways to serve this market with valuable accumulation and income products during 2010.

On a limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

See Note 17 to the accompanying consolidated financial statements for certain financial information of the Company’s Individual Markets segment.

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

See Note 17 to the accompanying consolidated financial statements for certain financial information of the Company’s Retirement Services segment.

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

The Retirement Services segment distributes pension products through a subsidiary, GWFS Equities, Inc., as well as through in excess of 470 pension consultants, representatives and service personnel.  Record-keeping and administrative services are also marketed through institutional partners.

Competition Within the Individual Markets and Retirement Services Segments

The life insurance, savings and investment marketplaces are highly competitive.  The Company’s competitors include mutual fund companies, insurance companies, banks, investment advisers and certain service and professional organizations.  No one competitor or small number of competitors is dominant.  Competition focuses on service, technology, cost, variety of investment options, investment performance, product features and price and financial strength as indicated by ratings issued by nationally recognized agencies.

See Item 1.6, Ratings, for more information on the Company’s ratings strength.

Life Insurance In-Force and Future Policy Benefits Liabilities

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Individual Markets and Retirement Services separate accounts for the years indicated:

	(In millions)
Year Ended December 31,	General Account Annuity Benefits	Retirement Services Separate Accounts	Individual Markets Annuity Separate Accounts
2009	$8,874	$14,288	$1,262
2008	8,598	10,403	1,144
2007	8,193	13,482	1,533
2006	8,635	12,487	1,405
2005	7,913	11,378	1,237

The following table summarizes individual life insurance in-force prior to reinsurance ceded, future policy benefits and separate account balances for the years indicated:

	(In millions)
Year Ended December 31,	Life Insurance Future Policy Benefits	Individual Markets Life Insurance Separate Accounts	Life Insurance In-Force
2009	$9,756	$3,337	$137,049
2008	9,183	3,575	142,177
2007	8,906	3,075	146,297
2006	10,345	2,398	138,410
2005	9,964	1,841	141,282

In the Individual Markets segment, future policy benefits for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation.  These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration.

For all life insurance contracts, policy and contract claim liabilities are established for claims that have been incurred but not reported based on factors derived from past experience.

In both the Individual Markets and Retirement Services segments, policy benefit liabilities for investment-type policies, primarily deferred annuities and 401(k) plans, are established at the contractholder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

Policy benefit liabilities for limited payment contracts (immediate annuities) are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses.  These assumptions generally vary by plan, year of issue and policy duration.  Policy benefit liabilities for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

The aforementioned policy benefit liabilities are computed amounts that, with additions from premiums and deposits to be received and with interest on such liabilities, are expected to be sufficient to meet the Company’s policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

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

Individual Markets Outlook

During 2009, Individual Markets' financial institutions markets business line continued its strong growth driven by the addition of several new large financial institution partners and strong single premium life sales.

During 2009, the Individual Markets segment continued to strengthen its relationships with key distributors which have translated into substantial sales growth.  In excess of 130 new BOLI clients were added during 2008 and 2009.  New relationships developed in these years should contribute to continued sales growth in 2010.

With a continued emphasis on product simplicity, customer value and product development collaboration, the Company and Schwab are together working on ways to serve the annuity markets with accumulation and income products in 2010.

During 2010, the Individual Markets segment intends to continue its focus on providing excellent customer service and diversity of product offerings and distribution channels.

Retirement Services Outlook

The Retirement Services segment continues its emphasis on reinvestment in infrastructure through technology, service and product enhancements while also maintaining a solid internal control foundation.

In 2009 Great-West Retirement Services introduced the next generation of target date funds with the launch of the Maxim Lifetime Asset Allocation SeriesSM mutual funds (Maxim Lifetime funds) which offer a choice of multiple glide paths from conservative to aggressive, a variety of investment managers, and an asset allocation approach that extends beyond retirement.  The Maxim Lifetime funds are well positioned to allow Retirement Services to participate in the increasing popularity of target date investment options within defined contribution plans, particularly through their use as Qualified Default Investment Alternatives as provided for under the Pension Protection Act.

The Maxim Lifetime funds are the latest addition to the Retirement Services investment product shelf; a set of products and services designed by Retirement Services specifically for the retirement markets. The Maxim Lifetime funds are expected to contribute significantly to the growth of assets under management by Retirement Services and/or its affiliates.

The Retirement Services segment will continue to focus on developing and expanding new distribution channels in 2010 ensuring that through its successful partnerships with other distributors, it will create a solid base for future growth.

Other Segment

The Company’s Other segment includes corporate items not directly allocated to any of its other two business segments, interest expense on long-term debt and the activities of GWSC whose sole business is the assumption of certain blocks of term life insurance retroceded by CLAC under a reinsurance agreement, as amended.  Future policy benefits under these policies are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Future policy benefits are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows policy reserves and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2009	2008	2007	2006	2005
Future policy benefits	$342	$321	$277	$221	$167
Life insurance in-force	76,768	80,992	85,618	70,281	74,282

1.4  Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.  The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2009, were $39.3 billion, comprised of general account investment assets in the amount of $20.4 billion and separate account assets in the amount of $18.9 billion.  Total investments at December 31, 2008, were $33.2 billion, comprised of general account investment assets in the amount of $18.1 billion and separate account assets in the amount of $15.1 billion.

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

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines.  The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow requirements of its liabilities.  In connection with its investment strategy, the Company makes limited use of derivative instruments in hedging transactions to manage certain portfolio related risks such as variability in cash flows or changes in the fair value of an asset or a liability.  Derivative instruments are not used for speculative purposes.

For more information on derivatives see Notes 1 and 6 to the Company’s consolidated financial statements which are included in Item 8, Financial Statements and Supplementary Data.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors.  These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2009 and 2008, 96% and 98%, respectively, of the Company’s fixed maturity portfolio carried an investment grade rating.

See Item 7.1, Executive Summary, for a discussion of current market conditions and their impact on the Company’s investment operations.

The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company’s general account as of December 31 for the years indicated.  Information is presented at December 31, 2006 and 2005 as previously disclosed and has not been restated for any reclassifications:

	December 31,
Carrying Value (In millions)	2009	2008	2007	2006	2005
Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$2,039	$2,431	$2,734	$3,675	$3,368
Obligations of U.S. states and their foreign subdivisions	1,364	1,149	1,273	1,318	1,302
Foreign governments	-	1	2	14	21
Corporate debt securities	7,130	5,025	5,324	5,755	5,489
Mortgage-backed and asset-backed securities	3,385	3,367	4,218	4,548	3,587
Total fixed maturities, available-for-sale	13,918	11,973	13,551	15,310	13,767

Other investments:
Fixed maturities, held for trading	140	39	23	-	-
Mortgage loans on real estate	1,554	1,380	1,200	1,338	1,461
Equity investments available-for-sale	26	18	30	29	159
Policy loans	3,972	3,979	3,768	3,798	3,716
Short-term investments, available-for-sale	488	367	473	961	1,070
Limited partnership and limited liability corporation interests	254	294	327	345	365
Other investments	24	32	11	4	5
Total investments	$20,376	$18,082	$19,383	$21,785	$20,543

Cash	$171	$28	$55	$33	$58
Accrued investment income	225	146	143	160	151

The following table summarizes the Company’s general account investment results:

	(In millions)	Earned Net
Year Ended December 31,	Net Investment Income	Investment Income Rate
2009	$1,149	6.39%
2008	1,078	6.16%
2007	1,140	5.98%
2006	1,110	5.81%
2005	1,044	5.82%

1.5  Regulation

Insurance Regulation

The Company and its insurance subsidiaries are licensed to transact life insurance business, accident and health insurance business (although substantially all of the Company’s healthcare business was sold on April 1, 2008) and annuity business in, and are subject to regulation and supervision by all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy and the business conduct of insurers.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates.  Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

See Note 12 to the accompanying consolidated financial statements for a discussion of the Company’s dividend transactions.

•    Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are admitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  The Company has historically recovered more than half of the guaranty assessments through these offsets.  The Company has a prepaid asset associated with guaranty fund assessments in the amounts of $1.2 million and $1.5 million at December 31, 2009 and 2008, respectively.

•    Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2009, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•    Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  As of December 31, 2009, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

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

•    Regulation of Investments - The Company and its insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, other equity investments, and derivatives.  Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments.

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

•    Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries is subject to regulation by the U.S. Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority.  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Maxim Series Fund, Inc., an affiliated open-end management investment company.

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

ERISA Considerations

T Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), or the Internal Revenue Code of 1986, as amended (the “Code”).  As such, the Company’s activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

1.6  Ratings

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders.  The Company’s financial strength ratings as of the date of this filing are as follows:

Rating Agency	Measurement	Current Rating
A.M. Best, Inc.	Financial strength, operating performance and business profile	A+ 1
Fitch Ratings	Financial strength	AA+ 2
Moody's Investor Service	Financial strength	Aa3 3
Standard & Poor's Rating Services	Financial strength	AA 2

1  Superior (highest category out of ten categories).
2  Very Strong (second highest category out of nine categories).
3  Excellent (second highest category out of nine categories).

1.7  Employees

The Company had approximately 3,100 and 3,000 employees at December 31, 2009 and 2008, respectively.

1.8  Available Information

The Company files periodic reports and other information with the SEC.  Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549 or by calling the SEC at 1−202−551−8090 (Public Reference Room) or 1−800−SEC−0330 (Office of Investor Education and Assistance).  In addition, the SEC maintains an internet website (www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including the Company.

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

The Company’s operations and accounts are subject to examination by the CO DOI and other regulators at specified intervals.  The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies.  The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer's capital and measure the risk characteristics of an insurer's assets, liabilities and certain off-balance sheet items.  RBC is calculated by applying factors to various asset, premium and liability items.  Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

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

Deviations from assumptions regarding future persistency, mortality and interest rates used in calculating liabilities for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

The Company maintains policy and contract claim liabilities to cover its estimated liability for unpaid losses and loss adjustment expenses for both reported and unreported claims incurred.  Future policy benefits do not represent an exact calculation of liability.  Rather, future policy benefits represent an estimate of what management expects the ultimate settlement and administration of claims will cost.  These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), claims severity and frequency, judicial theories of liability, interest rates and other factors.  These variables are affected by both internal and external events, such as changes in claims handling procedures, catastrophic events, inflation, judicial trends and legislative changes.  Many of these items are not directly quantifiable in advance.  The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths.  Additionally, there may be a significant reporting delay between the occurrence of an insured event and the time it is reported.

The inherent uncertainties of estimating policy and contract claim liabilities are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made.  Liability estimates are continually refined in a regular and ongoing process as experience develops including estimated premiums the Company will receive over the assumed life of the policy and further claims are reported and settled.  Adjustments to policy benefit liabilities are reflected in the Company’s consolidated statement of income in the period in which adjustments are determined.  Because setting policy benefit liabilities is inherently uncertain, there can be no assurance that current liability will prove to be adequate in light of subsequent events.

See Item 1.3, Company Segments, for a further discussion of policy benefit liabilities.

The Company may be required to accelerate the amortization of deferred acquisition costs or valuation of business acquired, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

Deferred acquisition costs (“DAC”) represent the costs that vary with and are related primarily to the acquisition of new insurance and annuity contracts and is amortized over the expected lives of the contracts.  Valuation of business acquired (“VOBA”) represents the present value of future profits associated with acquired insurance, annuity and investment−type contracts and is amortized over the expected effective lives of the acquired contracts.  Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions.  In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums.  The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates.  Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

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

Global credit, equity and foreign exchange markets continue to experience volatility as a result of credit and liquidity concerns relating ultimately to the deterioration in the United States mortgage and housing markets.  These concerns have led to the disruption in the normal functioning of credit markets around the world.  This marketplace leads to the concerns of possible credit losses in 2010.  The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets.  Furthermore, governments throughout the world are taking steps to provide significant support to financial institutions in their markets and to restore liquidity.  The Company did not obtain financial relief by participating in any of these initiatives.

The risk of fluctuations in market value of substantially all of the separate account assets is borne by the policyholders.  The Company’s fee income for administering separate account assets, however, is generally set as a percentage of those assets.  Accordingly, fluctuations in the market value of separate account assets may result in fluctuations in revenue from policy charges.

The Company’s fee income has declined during 2009 due to the decline in equity markets and lower average assets. Fee income may be negatively impacted in 2010 if the equity markets decline.

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

In recent years, life and accident insurance and financial service companies have been named as defendants in lawsuits, including class actions.  A number of these lawsuits have resulted in substantial jury awards and settlements.  There can be no assurance that any future litigation relating to matters such as the provision of insurance coverage or pricing and sales practices will not have a material adverse affect on the Company’s results of operations or financial position.

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

Item 2.
Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities.  The Company leases approximately 234,000 square feet of the complex to CIGNA for a variety of time periods.  The Company also leases sales and administrative offices throughout the United States.  Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.
Legal Proceedings

The Company is one of two defendants in an action filed in the Colorado District Court for Arapahoe County, Colorado by a disease management vendor in an action relating to its healthcare business (which was sold to Connecticut General Life Insurance Company in a transaction that closed on April 1, 2008).  The plaintiff alleges that the Company breached a contract with it and engaged in tortious conduct, for which the plaintiff seeks both compensatory and punitive damages.  The Company believes it has meritorious defenses against the plaintiff’s claims and is vigorously contesting them.  The Company’s motion for partial summary judgment is pending.  The lawsuit is scheduled for trial commencing March 1, 2010.

See Note 20 to the accompanying consolidated financial statements for a further discussion.

Item 4.
Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

Part II
Item 5.
Market for Registrant’s Common Equity and Related Stockholder Matters

5.1  Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity.  GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2  Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $25 million, $1,722 million and $605 million during the years ended December 31, 2009, 2008 and 2007, respectively.  Dividends paid during the year ended December 31, 2008 were paid in part using the proceeds from the sale of the Healthcare segment as discussed in Item 1, Business.

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

Item 6.
Selected Financial Data

The following is a summary of selected consolidated financial information for the Company.  The selected consolidated financial information for the years ended December 31, 2009, 2008 and 2007, and at December 31, 2009 and 2008 has been derived in part from the Company’s audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.  Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company.  The selected consolidated income statement data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data at December 31, 2007, 2006 and 2005 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.  The selected consolidated balance sheet data at December 31, 2005 has not been restated for discontinued operations.  The following information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements appearing in Item 8.

	As of and for the Year Ended December 31,
(In millions)	2009	2008	2007	2006	2005
Total revenues	$2,028	$2,011	$744	$2,024	$2,012
Total benefits and expenses	1,859	1,470	385	1,768	1,764
Income from continuing operations	169	541	359	256	248
Provision for income taxes	47	96	119	72	66
Income from discontinued operations 1	-	653	179	153	190
Net income	$122	$1,098	$419	$337	$372

Dividends declared	$25	$1,772	$605	$249	$221

Investment assets	$20,376	$18,082	$19,383	$21,785	$20,543
Separate account assets	18,887	15,122	18,090	16,290	14,456
Total assets	41,798	36,176	40,335	41,526	37,779
Due to parent and affiliates	538	534	535	548	241
Total stockholder's equity	1,350	609	2,035	2,173	2,062

1 See Item 1.2, Business of the Company and Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s discontinued operations.

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

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2009 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.

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

Strong sales and strategic partnerships led the way to another year of growth for both the Individual Markets and Retirement Services segments during 2009.

During 2008 and 2009, the Individual Markets segment focused on strengthening relationships with key distributors which translated into substantial sales growth.  New relationships developed during 2008 and 2009 should contribute to continued sales growth in 2010.

The Retirement Services segment expanded distribution in 2009 by adding new advisory and brokerage relationships as well as new national distribution channels.  The combined sales force, including wholesalers, relationship managers and client service specialists, now includes in excess of 470 individuals who are fully dedicated to expanding the retirement block of business along with providing excellent customer service.

The Company is committed to providing exceptional service and high value to life and annuity policyholders.  It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

Current Market Conditions

During the latter part of 2009, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  The S&P 500 index is up by 23% at December 31, 2009 when compared to December 31, 2008 and it is down by 38% at December 31, 2008 when compared to December 31, 2007.  The average of the S&P 500 index during the year ended December 31, 2009 is down 22% when compared to the average for the year ended December 31, 2008 and it is down by 17% for the year ended December 31, 2008 when compared to the year ended December 31, 2007.

	Year Ended December 31,
S&P 500 Index	2009	2008	2007
Index close	1,115	903	1,468
Index average	948	1,220	1,477

Variable asset-based fees received by the Company fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.  Fee income decreased by $43 million, or 10%, to $386 million for the year ended December 31, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Although the U.S. equities market has recovered somewhat in recent months, market declines in the future could result in additional decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

The significant deterioration in the capital markets had an impact on the financial results for the year ended December 31, 2009.  During the year ended December 31, 2009, the Company recorded other-than-temporary impairments on fixed maturities primarily related to asset-backed investments with home improvement loan collateral in the amount of $113 million.  The Company recorded other-than-temporary impairments of $88 million during 2008 primarily related to corporate debt backed by Lehman Brothers Holdings, Inc. and General Motors Corporation.

A recovery in market liquidity and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2008.  The Company has recorded a decrease in gross unrealized losses of $841 million and an increase in gross unrealized gains of $386 million during the year ended December 31, 2009.  This resulted in a $614 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 6 and 13 to the accompanying consolidated financial statements for a discussion of these and other investment losses.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•	Valuation of investments and other-than-temporary impairments.
•	Recognition of income on certain investments.
•	Valuation and accounting for derivative instruments.
•	Policy and contract benefits and claims.
•	Deferred acquisition costs and value of business acquired.
•	Goodwill.
•	Employee benefit plans.
•	Taxes on income

Valuation of investments, other-than-temporary impairments and recognition of income on certain investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and policy loans, limited partnership interests and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments and the recognition of income on certain investments.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at their estimated fair value with the related net unrealized gains or losses, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

The fair values for fixed maturity and equity securities are based upon a fair value hierarchy.  Fair values of Level 1 investments are determined using quoted prices in active markets for identical assets.  Level 2 investments have fair values determined from inputs that are observable, either directly or indirectly.  Approximately 60% of all fixed maturity investments are priced from an external pricing service.  The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data.   The inputs are considered observable and the valuations are classified as Level 2.  Fixed maturity investments are also priced using a matrix which is based on credit quality and average life which are deemed Level 2 observable inputs.  Other fixed maturity investments may be priced by other means such as broker quotes or internal models where the significant inputs are observable.  Inputs used to derive fair values classified as Level 3 fixed maturity investments are unobservable and include situations where there is little, if any, market activity for the investment. In late 2007, broker/dealers largely discontinued their practice of holding securitized products in inventory, removing an important source of liquidity for the asset-backed security market.  Based on this inactivity, the Company determined that internal models utilizing asset-backed securities index spreads rather than credit default swap spreads was a better measurement of fair value for certain asset-backed securities.  The Company also prices fixed maturity investments utilizing broker quotes.  If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

One of the significant estimates related to the fair value of available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the issuer’s operations and ability to generate future cash flows.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

Considerations used by the Company’s management in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
•	The decline in fair value has existed for an extended period of time.
•	The fixed maturity investment has been downgraded by a credit rating agency.
•	The financial condition of the issuer has deteriorated.
•	The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments that increase in the future.
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

The Company recognizes in earnings an other-than-temporary impairment on a fixed maturity investment in an unrealized loss position when an entity either (a) has the intent to sell the fixed maturity investment or (b) more likely than not will be required to sell the fixed maturity investment before its anticipated recovery.  The other-than-temporary impairment is the difference between the fixed maturity investment’s amortized cost basis and its fair value at the balance sheet date.

If management does not intend to sell the fixed maturity investment and it is not more likely than not that the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit loss, which is recognized in earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  After the recognition of an other-than-temporary impairment, the fixed maturity investment is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

Mortgage loans, which comprise 8% of the Company’s investments at both December 31, 2009 and 2008, respectively, are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts and allowance for credit losses.  The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective.  Management’s periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. In determining the ultimate adequacy of the allowance for mortgage loans, greater consideration is given to the individual mortgage characteristics and related collateral.

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

Valuation and accounting for derivative instruments

The Company enters into limited derivative transactions which include the use of interest rate swaps, interest rate swaptions, foreign currency exchange contracts and exchange-traded United States government treasury futures.  The Company uses these derivative instruments to manage various risks, including interest rate and foreign exchange risk associated with its invested assets and liabilities.  Derivative instruments are not used for speculative reasons.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance of derivative financial instruments have occurred.

The fair value of derivatives is determined by quoted market prices or through the use of pricing models.  The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances.  Essential to the analysis of fair value is the risk of counterparty default.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at December 31, 2009 and 2008.  Values can also be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity.  Changes in the values of the derivatives are expected to be offset by changes in value of the hedged item.

The accounting for derivative instruments is complex.  The Company designates its derivative financial instruments as (i) fair value hedges, (ii) cash flow hedges and (iii) derivatives not qualifying for hedge accounting.

•      Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  Changes in the fair value of a derivative instrument that has been designated as a fair value hedge are recorded in current period net investment income.

•      Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Foreign currency exchange contracts are used to manage the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars.    Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date.  The effective portion of the changes in the fair value of a derivative instrument that is designated as a cash flow hedge is recorded in accumulated other comprehensive income on the consolidated balance sheet and is reclassified to earnings when the cash flow of the hedged item impacts earnings.  The ineffective portion of the changes in the fair value of cash flow hedges is recorded as an adjustment to net investment income.

•      Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments.  However, timing differences may occur and can expose the Company to fluctuating interest rates.  To offset this risk, the Company uses exchange-traded United States government treasury futures contracts.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  A change in the fair value of a derivative instrument that does not qualify for hedge accounting treatment is recognized in net investment income in the period of the change and may result in significant volatility of earnings.  Changes in the fair value of derivative instruments that have not been designated as hedging instruments are recorded in current period net investment income.  Net realized investment gains and losses result from the termination of derivative contracts prior to expiration that are not designated as hedge for accounting purposes and certain fair-value hedge relationships.

See Note 6 to the accompanying consolidated financial statements for more information regarding the Company’s derivative instruments.

Policy benefit liabilities

•      Future policy benefits - The Company establishes liabilities for amounts payable under insurance policies and annuity contracts.  Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums.  Such liabilities are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.  These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable.  Utilizing these assumptions, liabilities are established on a block of business basis.  If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

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

•      Reinsurance - The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance.  Policy benefits ceded to other insurance companies are presented as reinsurance receivables in the Company’s consolidated balance sheets.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.  Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  Failure of reinsurers to honor their obligations under these contracts could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer defaults.

See Notes 1 and 8 to the accompanying consolidated financial statements for more information regarding the Company’s future policy benefits.

Deferred acquisition costs and value of business acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business.  Deferred acquisition costs (“DAC”) vary with and relates to costs that consist primarily of commissions and agency and policy issue expenses.  Value of business acquired (“VOBA”) is an intangible asset that reflects the estimated fair value of in-force life insurance contracts acquired and represents the portion of the purchase price allocated to the value of the right to receive future cash flows from the acquired business.  VOBA is based upon actuarially determined projections, by block of business, of future policy and contract charges, premiums, mortality and morbidity, performance, surrenders, operating expenses, investment returns and other factors.  DAC and VOBA are amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums, depending upon the type of contract as discussed below.  The recovery of both DAC and VOBA is dependent upon the future profitability of the related business.  DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

DAC and VOBA associated with annuity and investment-type products are being amortized over the life of the contracts in proportion to the emergence of estimated gross profits.  DAC and VOBA associated with traditional life insurance products are amortized over the premium-paying period of the related policies in proportion to the present value of estimated premium revenues recognized.

Each reporting period, the Company updates the estimated present values of gross profits for that period.  When the actual gross profits change from previous estimates, the cumulative DAC and VOBA amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings.  When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below those previously estimated.  These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.

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

The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate or a segment’s future earning potential, indicate that there may be justification for conducting an interim test.

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

See Note 15 to the accompanying consolidated financial statements for more information regarding the Company’s employee benefit plans.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business.  The Company has executed closing agreements with the Internal Revenue Service (the ”IRS”) for all federal examinations on tax years 2004 and prior.  The Company is currently under federal examination by the IRS for the 2005 tax year.  The Company does not expect significant increases or decreases to the unrecognized tax benefits in 2010 as a result of the federal audit.  Also, the Company does not expect significant increases or decreases relating to state and local audits.

See Note 16 to the accompanying consolidated financial statements for more information regarding taxes on income.

7.3  Company Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of certain blocks of term life insurance from an affiliated company.

Some of the more significant transactions impacting the Company’s results of operations are:

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”).  The Company recognized a gain in the amount of $682 million, net of income taxes, upon completion of the transaction.  The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 3 to the accompanying consolidated financial statements for further information regarding this transaction.

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

On June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.  See Note 5 to the accompanying consolidated financial statements for further information regarding this transaction.

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Company for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Income Statement Data (In millions)	2009	2008
Premium income	$560	$525
Fee income	386	429
Net investment income	1,149	1,079
Net realized investment losses	(67)	(22)
Total revenues	2,028	2,011
Policyholder benefits	1,326	948
Operating expenses	533	522
Total benefits and expenses	1,859	1,470
Income from continuing operations before income taxes	169	541
Income tax expense	47	96
Income from continuing operations	122	445
Income from discontinued operations	-	653
Net income	$122	$1,098

Income from Continuing Operations

The Company’s consolidated income from continuing operations decreased by $323 million, or 73%, to $122 million for the year ended December 31, 2009 when compared to 2008.  This decrease is primarily due to a gain in 2008 in the amount of $208 million as a result of the release of the liability associated with certain participating policies of the Company’s Other segment as discussed in Note 3 to the accompanying consolidated financial statements and a $98 million ($64 million net of income taxes) liability release on these policies. In addition, fee income decreased and realized losses on investments increased in 2009 when compared to 2008.

Premium income increased by $35 million, or 7%, to $560 million for the year ended December 31, 2009 when compared to 2008.  This increase is primarily related to $102 million increase in sales of the single premium whole life product partially offset by a $51 million decrease in other insurance products, primarily term insurance products, in the Company’s Individual Markets segment further offset by a $16 million decrease of reinsurance activity in the Company’s Other segment.

Fee income decreased by $43 million, or 10%, to $386 million for the year ended December 31, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market.

Net investment income increased by $70 million, or 6%, to $1,149 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily due to a $25 million increase in policy loan interest income in the Individual Markets segment and a $31 million increase in net investment income in 2009 due to increases in general account assets in the Company’s Retirement Services segment.

Net realized losses on investments increased by $45 million to $67 million during the year ended December 31, 2009 when compared to 2008.  The $67 million loss in 2009 is due to $99 million of write-downs primarily on fixed maturity securities guaranteed by Financial Guaranty Insurance Company (“FGIC”) partially offset by $32 million of net realized gains on the sale of investments.    The $22 million loss during the year ended December 31, 2008 is due to $87 million of write-downs including $36 million on a fixed maturity security backed by Lehman Brothers Holdings Inc. and $25 million on securities backed by General Motors Corporation.  These write-downs are partially offset by $65 million of net realized gains on the sale of investments.

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments.  Excluding the impact of the aforementioned $306 million decrease in future policy benefits in 2008 related to the participating policy liabilities, benefits and expenses increased by $72 million, or 6%, to $1,326 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily due to increased future policy benefits of $91 million related to the increase in the fixed single premium whole life product as mentioned above and an increase in interest credited to contractholders of $24 million in the Company’s Individual Markets segment.

Income tax expense decreased by $49 million to $47 million during the year ended December 31, 2009 when compared to 2008 due to the $164 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years.

The segment information below discusses the reasons for these changes.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Company for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
Income Statement Data (In millions)	2008	2007
Premium income	$525	$(857)
Fee income	429	463
Net investment income	1,079	1,140
Net realized investment losses	(22)	(2)
Total revenues	2,011	744
Policyholder benefits	948	(225)
Operating expenses	522	610
Total benefits and expenses	1,470	385
Income from continuing operations before income taxes	541	359
Income tax expense	96	119
Income from continuing operations	445	240
Income from discontinued operations	653	179
Net income	$1,098	$419

Income from Continuing Operations

The Company’s consolidated income from continuing operations increased by $205 million, or 85%, to $445 million during the year ended December 31, 2008 from $240 million during 2007.  The increase in income from continuing operations is primarily related to a $208 million gain as a result of the aforementioned release of the liability associated with certain participating policies and a $98 million ($64 million net of income taxes) liability release on these policies.  This increase is partially offset by a $20 million ($12 million net of policyholder related amounts and income taxes) increase in net realized investment losses and poor mortality results.

Excluding the one-time recording of negative premium revenue in the amount of $1,387 million during the year ended December 31, 2007 resulting from the termination of the CLAC reinsurance agreement, premium revenues decreased by $5 million, or less than 1%, to $525 million during the year ended December 31, 2008 from $530 million in 2007.  This decrease is primarily the result of a $20 million decrease in Other segment due to the July 2007 amended reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina, a wholly-owned subsidiary of the Company, and CLAC as discussed in Note 5 to the consolidated financial statements.  This decrease is partially offset by an $18 million premium increase in the Individual Markets segment primarily through improved sales of the single premium whole life product.

Fee income decreased by $34 million, or 7%, to $429 million during the year ended December 31, 2008 from $463 million in 2007.  The decrease is attributable to lower variable fee income in both the Individual Markets and Retirement Services segments due to the weakness of the U.S. equity markets, $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement and one time fees on the BOLI block of business in 2007 due to surrender activity.

Excluding the one-time recording of $59 million of net investment income resulting from the termination of the CLAC reinsurance agreement, net investment income decreased by $2 million, or less than 1%, to $1,079 million during the year ended December 31, 2008 from $1,081 million in 2007.  The decrease is primarily due to $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement offset by higher policy loan interest income and an increase in the earned net investment income rate.

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

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments.  Excluding the one time recording of a decrease in future policy benefits of $1,453 million resulting from the termination of the CLAC reinsurance agreement during 2007 policyholder benefits decreased by $280 million, or 23%, to $948 million during the year ended December 31, 2008 from $1,228 million in 2007.  The decrease is primarily related to the aforementioned $208 million gain as a result of the release of the liability associated with certain participating policies and a $98 million liability release on those policies during 2008.

Operating expenses include general and administrative expenses, commissions, premium taxes, interest on long-term debt and amortization of deferred acquisition costs and value of business acquired.  Total operating expenses decreased by $88 million, or 14%, to $522 million during the year ended December 31, 2008 from $610 million in 2007.  The decrease is attributable to $92 million of expenses associated with the termination of the CLAC reinsurance agreement.

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

Income From Discontinued Operations

Income from discontinued operations was $653 million and $179 million during the years ended December 31, 2008 and 2007, respectively.  As aforementioned, the Company sold substantially all of its healthcare insurance business on April 1, 2008 resulting in a gain in the amount of $1,090 million ($682 million net of income taxes) upon completion of the transaction.  Income from discontinued operations for the year ended December 31, 2008 includes charges in the amount of $101 million ($64 million net of income taxes) which represents costs associated with the sale.  The healthcare insurance business comprised substantially all of the Company’s discontinued operations.  The Company ceased recording operating activity from its discontinued operations on April 1, 2008.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Income Statement Data (In millions)	2009	2008
Premium income	$428	$378
Fee income	50	56
Net investment income	718	692
Net realized investment losses	(38)	(12)
Total revenues	1,158	1,114
Policyholder benefits	982	890
Operating expenses	102	109
Total benefits and expenses	1,084	999
Income before income taxes	74	115
Income tax expense	19	36
Income from continuing operations	$55	$79

The following is a summary of the Individual Markets segment participant accounts at December 31, 2009 and 2008:

	December 31,
(In thousands)	2009	2008
Participant Accounts	521	533

Income from continuing operations for the Individual Markets segment decreased by $24 million, or 30%, to $55 million during the year ended December 31, 2009 when compared to 2008 primarily due to a decrease in fee income and an increase in realized losses on investments.

Premium income increased by $50 million, or 13%, to $428 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $102 million partially offset by a $51 million decrease in other insurance products, primarily term insurance products.

Fee income decreased by $6 million, or 11%, to $50 million for the year ended December 31, 2009 when compared to 2008.  The decrease is due to lower front-end loads as a result of lower sales of the BOLI product in 2009.

Net investment income increased by $26 million, or 4%, to $718 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily due to a $25 million increase in policy loan interest income as the result of higher interest rates charged.

Net realized losses on investments increased by $26 million to $38 million for the year ended December 31, 2009 when compared to 2008. The $38 million loss in 2009 is due to $47 million of write-downs primarily on fixed maturity securities guaranteed by FGIC partially offset by $9 million of net realized gains on the sale of investments.  The $12 million loss in 2008 is due to $49 million of write-downs primarily on a fixed maturity security backed by Lehman Brothers Holdings Inc. and on securities backed by General Motors Corporation.  These write-downs are partially offset by $37 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $85 million, or 9%, to $1,084 million during the year ended December 31, 2009 when compared to 2008.  The increase is attributable to an increase in future policy benefits related to the increased sales premium as mentioned above and higher interest credited to policyholders.

Income tax expense decreased by $17 million, to $19 million during the year ended December 31, 2009 when compared to 2008 primarily due to the $41 million decrease in income from continuing operations before income taxes.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

Year ended December 31, 2008 compared with the year ended December 31, 2007

As more fully described in Note 5 to the accompanying consolidated financial statements, on June 1, 2007 the Company’s Individual Markets segment terminated one of its reinsurance agreements with an affiliate, CLAC, pursuant to which the Company had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
Income Statement Data (In millions)	2008	2007
Premium income	$378	$(1,027)
Fee income	56	69
Net investment income	692	759
Net realized investment losses	(12)	(8)
Total revenues	1,114	(207)
Policyholder benefits	890	(578)
Operating expenses	109	191
Total benefits and expenses	999	(387)
Income before income taxes	115	180
Income tax expense	36	60
Income from continuing operations	$79	$120

The following is a summary of the Individual Markets segment participant accounts at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007
Participant Accounts	533	556

The Individual Markets segment income from continuing operations decreased by $41 million, or 34%, to $79 million during the year ended December 31, 2008 from $120 million during 2007.  The decrease is primarily related to a gain of $22 million resulting from the termination of the CLAC reinsurance agreement and $10 million of net income associated with the CLAC reinsurance activity during 2007 that is absent in 2008.

Excluding the one time recording of negative premium revenue of $1,387 million resulting from the termination of the CLAC reinsurance agreement during 2007, total premiums increased by $18 million, or 5%, to $378 million during the year ended December 31, 2008 from $360 million during 2007. The increase is primarily attributable to higher premiums in 2008 from improved sales, primarily of the single premium whole life product marketed through banks.  This increase is partially offset by $59 million of reinsured life, health, and annuity premiums in 2007 that are absent in 2008 as a result of the termination of the CLAC reinsurance agreement.

Fee income decreased by $13 million, or 19%, to $56 million during the year ended December 31, 2008 from $69 million in 2007.  The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008, one time gains on the business owned life insurance block of business in 2007 due to surrender activity and $4 million of fee income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement.  Variable asset-based fees fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

Net investment income decreased by $67 million, or 9%, to $692 million during the year ended December 31, 2008 from $759 million in 2007.  The decrease is primarily due to $58 million of net investment income recorded in connection with the 2007 termination of the reinsurance agreement with CLAC and $43 million of net investment income in 2007 that is absent in 2008 as a result of the termination of the CLAC reinsurance agreement.  These decreases are partially offset by higher policy loan interest income.

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

Excluding the one time recording of a negative benefits and expenses of $1,382 million resulting from the termination of the CLAC reinsurance agreement during 2007, total benefits and expenses increased by $4 million, or less than 1% to $999 million during the year ended December 31, 2008 when compared to 2007.  The increase is primarily due to an increase in future policy benefits due to increased sales of guaranteed products and increases in interest paid or credited to contractholders due to larger account balances. These increases are offset by $96 million of benefits and expenses in 2007 that were absent in 2008 as a result of the termination of the CLAC reinsurance agreement.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Income Statement Data (In millions)	2009	2008
Premium income	$3	$2
Fee income	331	368
Net investment income	383	352
Net realized investment losses	(23)	(10)
Total revenues	694	712
Policyholder benefits	231	230
Operating expenses	360	324
Total benefits and expenses	591	554
Income before income taxes	103	158
Income tax expense	28	41
Income from continuing operations	$75	$117

The following is a summary of the Retirement Services segment participant accounts at December 31, 2009 and 2008:

	December 31,
(In thousands)	2009	2008
Participant Accounts	4,201	3,739

Income from continuing operations for the Retirement Services segment decreased by $42 million, or 36%, to $75 million during the year ended December 31, 2009 when compared to 2008 primarily due to a decrease in fee income, an increase in amortization of DAC and an increase in realized losses on investments.  These are partially offset by an increase in interest margins on guaranteed products.

Fee income decreased by $37 million, or 10%, to $331 million for the year ended December 31, 2009 when compared to 2008.  The decrease is primarily related to lower variable fee income as a result of lower average account balances due to the weak performance of the U.S. equities market as seen by the lower S&P 500 Index average in 2009 compared to 2008.

Net investment income increased by $31 million, or 9%, to $383 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily due to an increase in the average account value of the general accounts during 2009 when compared to 2008.  This average asset increase is primarily due to transfers from variable investment options to the general account.

Net realized losses on investments increased by $13 million to $23 million during the year ended December 31, 2009 when compared to 2008.  The $23 million loss in 2009 is due to $46 million of write-downs primarily on fixed maturity securities guaranteed by FGIC partially offset by $23 million of net realized gains on the sale of investments.  The $10 million loss during 2008 is due to $35 million of write-downs primarily on a fixed maturity security backed by Lehman Brothers Holdings Inc. and on securities backed by General Motors Corporation.  These write-downs are partially offset by $25 million of net realized gains on the sale of investments.

Operating expenses increased by $36 million, or 11%, to $360 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily related to a $22 million increase in amortization of DAC, value of business acquired and other intangibles due to lower estimated future gross profits in 2009 compared to the estimated future gross profits in 2008 due to a decrease in projected fee income. In addition, pension and post-retirement expenses increased $5 million and state assessments increased $2 million.

Income tax expense decreased by $13 million to $28 million during the year ended December 31, 2009 when compared to 2008 is due to the $55 million decrease in income from continuing operations before income taxes.

Retirement participant accounts, including third-party administration and institutional accounts, increased by 462 thousand, or 12%, to 4,201 thousand at December 31, 2009 from 3,739 thousand at December 31, 2008 primarily due to the acquisition of an additional block of business from an existing institutional client and from the sale of a large plan in the public/non-profit government market.  The following table provides information for the Retirement Services’ participant account values at December 31, 2009 and 2008:

	Year Ended December 31,
(In millions)	2009	2008
General Account - Fixed Options:
Public / Non-profit	$3,408	$3,302
401(k)	3,563	3,269
	$6,971	$6,571
Separate Accounts - Variable Options:
Public / Non-profit	$7,628	$5,639
401(k)	6,282	4,651
	$13,910	$10,290
Unaffiliated Retail:
Investment Options and Administrative
Services Only:
Public / Non-profit	$46,496	$36,829
401(k)	19,905	14,639
Institutional	35,815	23,603
	$102,216	$75,071

Account values invested in the general account fixed investment options have increased by $400 million, or 6%, at December 31, 2009 compared to December 31, 2008 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have increased by $3,620 million, or 35%, at December 31, 2009 compared to December 31, 2008.  The increase is primarily due new sales and the higher U.S. equity markets at December 31, 2009 compared to December 31, 2008.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and record-keeping functions are provided have increased by $27,145 million, or 36%, at December 31, 2009 compared to December 31, 2008.  The increase is primarily due to new sales and the higher U.S. equity markets at December 31, 2009 compared to December 31, 2008.

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

The Retirement Services segment income from continuing operations decreased by $11 million, or 9%, to $117 million during the year ended December 31, 2008 from $128 million during 2007.  The decrease was primarily due to a decrease in fee income and a decrease in net realized investment gains (losses).

Fee income decreased by $21 million, or 5%, to $368 million during the year ended December 31, 2008 from $389 million during 2007.  The decrease is primarily related to lower variable fee income due to the weak performance of the U.S. equities market in 2008.  Variable asset-based fees fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.

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

Policyholder benefits remained stable, increasing by $5 million, or 2%, to $230 million during the year ended December 31, 2008 when compared to 2007.

Operating expenses decreased by $15 million, or 4%, to $324 million for the year ended December 31, 2008 when compared to 2007.  The decrease is primarily due to expenses incurred in 2007 related to the acquisition of business from the Metropolitan Life Insurance Company (“MetLife”) and cost saving measures taken in 2008.

Retirement participant accounts, including third-party administration and institutional accounts, increased by 219 thousand or 6% to 3,739 thousand at December 31, 2008 from 3,520 thousand at December 31, 2007 primarily as the result of acquiring the Commonwealth of Massachusetts deferred compensation plan reflecting 254 thousand accounts during the current year.

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

Account values invested in the general account fixed investment options have increased by $573 million, or 10% at December 31, 2008 compared to December 31, 2007 primarily due to transfers from variable investment options to the general account.

Account values invested in the separate account variable investment options have decreased by $3,087 million, or 23% at December 31, 2008 compared to December 31, 2007.  The decrease is primarily due to the decrease in the U.S. equity markets and participant redemptions.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have decreased by $21.1 billion, or 22% at December 31, 2008 compared to December 31, 2007.  The decrease is primarily attributable to the decrease in the U.S. equity markets partially offset by a large deposit of $4.4 billion from the Commonwealth of Massachusetts deferred compensation plan.

7.6  Other Segment Results of Operations

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Income Statement Data (In millions)	2009	2008
Premium income	$129	$145
Fee income	5	5
Net investment income	48	35
Net realized investment gains (losses)	(6)	-
Total revenues	176	185
Policyholder benefits	113	(172)
Operating expenses	71	89
Total benefits and expenses	184	(83)
Income before income taxes	(8)	268
Income tax expense (benefit)	-	19
Income (loss) from continuing operations	$(8)	$249

The results of operations of the Company’s Other segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC and corporate items not directly allocated to the other business segments.  Loss from continuing operations for the Company’s Other segment was $8 million for the year ended December 31, 2009 compared to net income of $249 million for 2008.  The decrease is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies on January 1, 2008 and a $98 million ($64 million net of income taxes) liability release on these policies in 2008.  See Note 3 to the accompanying consolidated financial statements.  These decreases are partially offset by a $13 million increase in investment income.

Premium income decreased by $16 million, or 11% during the year ended December 31, 2009 compared to 2008 primarily due to lower reinsurance premiums from the GWSC agreement.

Excluding the impact of the aforementioned $208 million benefit release of the liability associated with certain participating policies and the $98 million adjustment to the future policy benefits of these policies, total benefits and expenses decreased by $39 million to $184 million during the year ended December 31, 2009 when compared to 2008.  The decrease is primarily due to a $27 million decrease in GWSC reinsurance agreement benefits and expenses primarily as the result of a $22 million decrease in future policy benefits in 2009.

Income tax expense decreased by $19 million to a $0 million benefit during the year ended December 31, 2009 when compared to 2008 due to the $68 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years and prior period tax true-ups.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
Income Statement Data (In millions)	2008	2007
Premium income	$145	$165
Fee income	5	5
Net investment income	35	30
Net realized investment gains	-	1
Total revenues	185	201
Policyholder benefits	(172)	128
Operating expenses	89	80
Total benefits and expenses	(83)	208
Income before income taxes	268	(7)
Income tax expense	19	1
Income from continuing operations	$249	$(8)

Income from continuing operations in the Other segment increased by $257 million to $249 million during the year ended December 31, 2008 compared to a net loss of $8 million during 2007.  The increase in net income is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies and a $98 million ($64 million net of income taxes) liability release on these policies.

Premium income decreased by $20 million, or 12% during the year ended December 31, 2008 compared to 2007.  The decrease is due to the one-time return premium income recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment partially offset by an increase in reinsurance activity as the result of the amendment.

Policyholder benefits decreased by $300 million during the year ended December 31, 2008 compared to 2007.  The decrease is due the aforementioned $208 million release of the liability associated with certain participating policies, the $98 million adjustment to the policy benefits of these policies and the one-time increase in policy benefits recorded in the amount of $34 million at the time of the 2007 CLAC reinsurance agreement amendment.  These decreases are partially offset by an increase in reinsurance activity as the result of the amendment.

Operating expenses increased by $9 million, or 11% during the year ended December 31, 2008 compared to 2007.  The increase is mainly due to an adjustment to cumulative deferred policy acquisition cost amortization related to additional overhead that the Individual Markets and Retirement Service segments will incur as a result of the sale of the Company’s Healthcare segment.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at December 31, 2009 and 2008 follows:

	December 31,
(In millions)	2009		2008
Fixed maturities, available-for-sale	$13,918	68.3%	$11,973	66.2%
Fixed maturities, held for trading	140	0.7%	39	0.2%
Mortgage loans on real estate	1,554	7.6%	1,380	7.6%
Equity investments, available-for-sale	26	0.1%	18	0.1%
Policy loans	3,972	19.5%	3,979	22.0%
Short-term investments, available-for-sale	488	2.4%	367	2.1%
Limited partnership and limited liability corporation interests	254	1.3%	294	1.6%
Other investments	24	0.1%	32	0.2%
Total investment assets	$20,376	100.0%	$18,082	100.0%

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

Private placement investments are generally less marketable than publicly traded assets, yet they typically offer enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment.  The Company believes that the cost of the additional monitoring and analysis required by private placement investments is more than offset by their enhanced yield.

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology takes into account ratings from Standard & Poors and Moody’s Investor Services, Inc.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at December 31, 2009 and 2008 is summarized as follows:

	December 31,
Credit rating	2009	2008
AAA	39.2%	50.1%
AA	12.3%	9.4%
A	20.8%	20.3%
BBB	23.4%	18.4%
BB and below (Non-investment grade)	4.3%	1.8%
Total	100.0%	100.0%

The change in the percentage of assets rated AAA was related to decreases in the fair value, decreases in credit ratings and dispositions during the year.  The majority of the decreases in credit ratings were related to assets in the mortgage-backed and asset-backed securities class.  The increase in the percentage of assets rated AA and BBB was primarily related to purchases of assets since the beginning of the year.  The increase in the percentage of assets rated BB and below was related to decreases in credit ratings.

The following table contains the sector distribution of the Company’s fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

	December 31,
Sector	2009	2008
Utility	15.0%	11.9%
Finance	10.1%	8.8%
Consumer	8.6%	6.6%
Natural resources	6.3%	4.4%
Transportation	2.6%	2.8%
Other	8.6%	7.3%

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, FGIC, a monoline insurer, was ordered to suspend all claims payments.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.

The Company does not have any direct bond holdings of the actual monoline insurers.  The Company’s insured holdings, excluding FGIC guaranteed fixed maturity investments, are as follows:

	Guarantor Quality Rating		Indirect Exposure
Guarantor (In millions)	S&P	Moody's	December 31, 2009
AMBAC	CC	Caa2	$269
MBIA, Inc.	BB+	B3	269
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc)	AAA	Aa3	113
Berkshire Hathaway Assurance Corp.	AAA	Aaa	34
National Public Finance Guaranty Corporation	A	Baa1	100
			$785

At December 31, 2009 and 2008, the Company had $624 million and $611 million of asset-backed securities insured by monolines other than FGIC.  At December 31, 2009 and 2008, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance was BBB+ and AA-, respectively, and excluding the benefits of monoline insurance, the overall credit quality was BB+ and A-.  The Company has other insured securities with a fair value of $161 million primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company has exposure to the subprime market in the form of home equity loan asset-backed securities in the amount of $889 million, or 4% of total investments of $20,376 million as of December 31, 2009 and $873 million, or 5% of total investments of $18,082 million as of December 31, 2008.  The majority of these securities are investment grade rated, 91% of which have a rating of AAA.  The weighted average credit enhancement level for these securities is 33% (excluding any monoline guarantees) as of December 31, 2009.

Fair Value Measurement and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $151 million from December 31, 2008.  Total Level 3 assets and liabilities at December 31, 2009 and 2008 were $648 million and $799 million, respectively, or 2% of total assets and liabilities.  The decrease is primarily due to transfers out of Level 3 during 2009 due to the availability of observable prices as a result of the return of market liquidity in some sectors.  Due to market conditions during 2008 which continued in 2009, the Company used internal models to determine fair value for asset-backed securities backed by prime home improvement loans.  Using these internal models instead of an external source resulted in a decrease to unrealized losses in the amount of $99 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.  The change in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

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

The following tables summarize the fair values and gross unrealized losses on fixed maturity investments where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2009 and 2008:

(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2009	Securities	Fair Value	Loss
Six months or less	20	$98,033	$45,888
Six to twelve months	45	214,024	113,489
More than twelve months	132	594,523	279,670
Total	197	$906,580	$439,047

(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2008	Securities	Fair Value	Loss
Six months or less	309	$1,324,517	$602,736
Six to twelve months	99	495,713	373,329
More than twelve months	30	49,029	52,547
Total	438	$1,869,259	$1,028,612

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity.  The Company also believes the present value of cash flows expected to be collected is greater than amortized cost; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.  While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are related to mortgage-backed, asset-backed and corporate debt securities as described below.

•
The Company holds approximately $5,246 million in various mortgage-backed and asset-backed collateralized mortgage securities including securities backed by U.S. agencies, of which $3,178 million are experiencing unrealized losses of approximately $509 million at December 31, 2009.  Included in this amount is $308 million which has declined and remained below amortized cost by 20% or more.  Of the $509 million in unrealized losses, approximately $189 million is related to securities on which there had been a credit rating downgrade since December 31, 2008.  Of the $189 million, $72 million are rated investment grade and $117 million are rated non-investment grade at December 31, 2009.  The non-investment grade rated securities are primarily asset-backed securities with home improvement and home equity loan collateral.  Future changes in the fair value of these securities will be dependent upon market liquidity and general market conditions.

•
The Company holds approximately $7,075 million of corporate debt securities of which $1,824 million are experiencing unrealized losses of approximately $216 million at December 31, 2009.  Included in this amount is $131 million which has declined and remained below amortized cost by 20% or more.  Approximately $123 million of the $216 million was related to securities on which there had been a credit rating downgrade since December 31, 2008.  Of the $123 million, $57 million are rated investment grade and $66 million are rated non-investment grade at December 31, 2009.

During the year ended December 31, 2009, the Company recorded other-than-temporary impairments of $99 million on its fixed maturity investments.  Write-downs in the amount of $11 million were primarily related to assets the Company sold at a loss.  The Company recognized $88 million of losses related to credit impairment on asset-backed securities with home improvement loan collateral guaranteed by FGIC.  FGIC, a monoline insurer, was ordered to suspend all claims payments by the New York Insurance Department.  The impact of the order to suspend all claims payable has resulted in a shortfall of the payments on $216 million of par value of the Company’s holdings with a FGIC monoline guarantee.  These securities are now carried at $113 million with an estimated realizable value of $127 million.  The estimated realizable value was determined using pricing cashflow models with an exclusion of the adjustment for illiquidity.

At December 31, 2009, the Company had nine fixed maturities, other than asset-backed securities discussed above, which had missed either a principal or interest payment, compared to 1 fixed maturity at December 31, 2008.  These securities had carrying values in the amounts of $17 million (0.12% of the total fixed maturity investment portfolio) and $4 million (0.03% of the total fixed maturity investment portfolio) at December 31, 2009 and 2008, respectively.

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral received from the securities lending program, repurchase agreements and dollar roll practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2009, the Company had $37 million of securities out on loan, $418 million in repurchase agreements and $491 million in dollar rolls, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties, at December 31, 2009, is in the form of cash.  As of December 31, 2009, the $4.3 million unrestricted cash received is included in the consolidated balance sheet.

Mortgage Loans

The Company’s mortgage loans on real estate are comprised exclusively of commercial loans and are carried at their unpaid principal balances, net of allowances for credit losses.  The Company does not originate any single family residential mortgage loans.  The Company follows a comprehensive approach with the management of mortgage loans that includes ongoing analysis of key mortgage characteristics such as debt service coverage, property condition, loan-to-value ratios and market conditions.  Collateral valuations are performed for all mortgages to identify possible risks and exposures.  These valuations are then incorporated into the determination of the Company’s allowance for credit losses.

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 50% and 46% at December 31, 2009 and 2008, respectively.  The debt service coverage ratio was 1.92 and 1.77 times at December 31, 2009 and 2008, respectively.  During 2009 and 2008, the Company originated 23 and 47 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 46% and 50% and debt service coverage ratio was 2.14 and 1.94 times in 2009 and 2008, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During 2009, the Company originated interest only mortgage loans in the amount of $222 million compared to a total mortgage loan portfolio at December 31, 2009 of $1,554 million.  The weighted average loan-to-value ratio of the interest only loans originated in 2009 was 47%.

The average balance of impaired loans increased to $0.3 million during the year ended December 31, 2009 compared to $0 million during the year ended December 31, 2008.  There were no properties acquired through foreclosure during 2009 or 2008.  The low levels of problematic mortgage loans relative to the Company’s overall financial position are due to its active loan management program.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits to it are believed to be more advantageous than those achieved by acquiring the collateral through foreclosure.  At December 31, 2009 and 2008, there were no restructured loans.  The Company anticipates moderate but disciplined participation in the real estate market during 2010.

See Note 6 to the accompanying consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity markets during 2010.

See Note 6 to the accompanying consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate and foreign currency exchange risks.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Net cash flows from operating activities were $569 million and $333 million, including the cash flows of the discontinued operations, for the for the years ended December 31, 2009 and 2008, respectively. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $659 million and $395 million as of December 31, 2009 and 2008, respectively.  In addition, 96% and 98% of the bond portfolio carried an investment grade rating at December 31, 2009 and 2008, respectively, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million and $97 million of commercial paper outstanding at December 31, 2009 and 2008, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either December 31, 2009 or 2008.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact the Company’s liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund limited partnership interests in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2009 and 2008 were $27 million and $33 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted, however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company makes commitments to lend funds for mortgage loan investments in the normal course of its business.  The amounts of mortgage loan commitments at December 31, 2009 and 2008 were $30 million and $5 million, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.  See Note 19 to the accompanying consolidated financial statements for a further discussion of operating leases.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either December 31, 2009 or 2008. See Note 20 to the accompanying consolidated financial statements for a further discussion of the credit facility.

7.10  Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2009:

	Payment due by period

	Less than	One to	Three to	More than
(In thousands)	one year	three years	five years	five years	Total
Future policy benefits	$2,029,442	$3,634,481	$3,115,341	$37,662,565	$46,441,829
Policy and contract claims 2	201,861	24,675	19,905	79,193	325,634
Policyholders' funds 3	358,795	-	-	-	358,795
Provision for policyholder dividends 4	69,494	-	-	-	69,494
Undistributed earnings on participating business 5	-	-	-	3,580	3,580
Related party long-term debt - principal 6	-	-	-	528,400	528,400
Related party long-term debt - interest 7	37,177	74,365	74,365	1,015,069	1,200,976
Repurchase agreements 8	491,338	-	-	-	491,338
Commercial paper 8	97,613	-	-	-	97,613
Payable under securities lending agreements 9	38,296	-	-	-	38,296
Investment purchase obligations 10	126,882	-	-	-	126,882
Operating leases 11	11,872	7,644	4,959	1,227	25,702
Other liabilities 12	136,558	33,754	36,162	113,799	320,273
Total	$3,599,328	$3,774,919	$3,250,732	$39,403,833	$50,028,812

1, 2 Future policy benefits and policy and contract claims - The Company has estimated payments to be made to policy and contractholders for future policy benefits.  Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

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

Policy and contract claims consist of liabilities associated with installment claims on certain long-term disability policies.  Because the timing of the payment of these obligations is based upon assumptions of disability recovery rates, the amounts presented could differ from actual results.

3      Policyholders’ funds - Policyholders’ funds consist primarily of future policy benefits associated with policyholder deposits, participating policy dividends left on deposit and provisions for experience rating refunds.  Because the timing of the payment of some of these obligations is unknown and beyond the control of the Company, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

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

6      Related party long-term debt principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of two long-term surplus notes.  The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

7      Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2009 and do not consider the impact of future interest rate changes.

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

10      Investment purchase obligations - The Company commits to fund limited partnership interests, mortgage loan and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans is based on the expiration date of the commitment.

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

12      Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•	Liabilities under reinsurance arrangements.
•	Liabilities related to securities purchased but not yet settled.
•	Liabilities related to derivative obligations.
•	Liabilities related to derivative counterparty collateral
•	Statutory state escheat liabilities.
•	Expected benefit payments to the Company’s defined benefit pension and post-retirement medical plans through 2019.
•	Unrecognized tax benefits.

7.11  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) applied by nongovernmental entities.  All previously issued GAAP authoritative pronouncements are superseded and replaced by the ASC and are considered non-authoritative. The ASC also established that rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants.  SFAS No. 168 and the ASC are effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted SFAS No. 168 and the ASC for its fiscal quarter ended September 30, 2009.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).  Effective July 1, 2009, SFAS No. 155 was superseded and replaced by certain provisions of ASC topic 815, “Derivatives and Hedging” (“ASC topic 815”). These provisions of ASC topic 815 permit any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation to be carried at fair value in its entirety, with changes in fair value recognized in earnings.  In addition, these provisions of ASC topic 815 require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative.  These provisions of ASC topic 815 are applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however they may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.  The Company adopted these provisions on January 1, 2007.  The adoption increased stockholder’s equity by $115.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Effective July 1, 2009, FIN 48 was superseded and replaced by certain provisions of ASC topic 740, “Income Taxes” (“ASC topic 740”).  These provisions of ASC topic 740 clarify the accounting for uncertainty in income taxes.  In addition, they prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  They also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  These provisions of ASC topic 740 are effective for fiscal years beginning after December 15, 2006. The Company adopted these provisions on January 1, 2007. The adoption decreased stockholder’s equity by $6,195.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Effective July 1, 2009, SFAS No. 157 was superseded and replaced by certain provisions of ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC topic 820”).    These provisions enhance guidance for using fair value to measure assets and liabilities.  These provisions also provide expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  These provisions of ASC topic 820 are applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value and are effective for fiscal years beginning after November 15, 2007.  The Company adopted these provisions on January 1, 2008.  The adoption did not have a material impact on the Company’s financial position or results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  Effective July 1, 2009, SFAS No. 158 was superseded and replaced by certain provisions of ASC topic 715, “Compensation – Retirement Benefits” (“ASC topic 715”).  For fiscal years ending after December 15, 2006, these provisions of ASC topic 715 require a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of these provisions of ASC topic 715 as of December 31, 2006, decreasing accumulated other comprehensive income (loss) by $6,734.  In addition, for fiscal years ended after December 15, 2008, these provisions of ASC topic 715 require a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year.  The Company adopted these measurement provisions for its fiscal year ended December 31, 2008, decreasing stockholder’s equity by $206. The adoption did not affect the results of operations for the years ended December 31, 2008, 2007, or 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”).  Effective July 1, 2009, SFAS No. 159 was superseded and replaced by certain provisions of ASC topic 825, “Financial Instruments” (“ASC topic 825”).  These provisions of ASC topic 825 permit an entity to measure financial instruments and certain other items at estimated fair value.  Most of these provisions are elective; however, certain amendments to ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”) apply to all entities that own trading and available-for-sale securities.  The fair value option permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  These provisions of ASC topic 825 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted these provisions on January 1, 2008.  The adoption did not have an impact on the Company’s financial position or results of its operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  Effective July 1, 2009, SFAS No. 141(R) was superseded and replaced by certain provisions of ASC topic 805, “Business Combinations” (“ASC topic 805”).  Effective July 1, 2009, SFAS No. 160 was superseded and replaced by certain provisions of ASC topic 810, “Consolidation”, (“ASC topic 810”).  These provisions of the codification topics change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements.  Some of the significant changes include the recognition of 100% percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date.  These provisions of ASC topic 805 and ASC topic 810 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of the codification topics for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 805 and ASC topic 810 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  Effective July 1, 2009, FSP No. 157-2 was superseded and replaced by certain provisions of ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC topic 820”).  These provisions of ASC topic 820 defer the effective date for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets.  The Company adopted these provisions of ASC topic 820 for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 820 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  Effective July 1, 2009, FSP FAS No. 142-3 was superseded and replaced by certain provisions of ASC topic 350, “Intangibles - Goodwill and Other” (“ASC topic 350”).  These provisions of ASC topic 350 require, among other things, the amendment of factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors.  These provisions of ASC topic 350 are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of ASC topic 350 for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 350 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”).  Effective July 1, 2009, FSP No. FAS 157-3 was superseded and replaced by certain provisions of ASC topic 820.     These provisions of ASC topic 820 apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements.  These provisions of ASC topic 820 clarify when a market that is not active and provide an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active.  These provisions became effective upon issuance including prior periods for which financial statements have not been issued.  The Company adopted these provisions effective September 30, 2008.   The adoption did not have a material impact on the Company’s financial position or results of its operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”).  Effective July 1, 2009, FSP No. FAS 132(R)-1 was superseded and replaced by certain provisions of ASC topic 715, “Compensation - Retirement Benefits” (“ASC topic 715”).  Certain provisions of ASC topic 715 require, among other things, additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.  The requirements of ASC topic 715 relating to these disclosures are effective for fiscal years ending after December 15, 2009.  The Company adopted these provisions of ASC topic 715 for its fiscal year ending December 31, 2009.  The adoption of these provisions of ASC topic 715 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In January 2009, the FASB issued EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”).  Effective July 1, 2009, EITF 99-20-1 was superseded and replaced by certain provisions of ASC topic 325, “Investments - Other” (“ASC topic 325”).  These provisions of ASC topic 325 are an interpretative amendment to impairment guidance and align impairment guidance to that of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions are effective for reporting periods ending after December 15, 2008.  The Company adopted these provisions for its year ended December 31, 2008.  The adoption did not have an impact on the Company’s financial position or results of its operations.

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

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”).  Effective July 1, 2009, FSP No. FAS 115-2 and FAS 124-2 was superseded and replaced by certain provisions of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions of ASC topic 320 require companies, among other things, to bring greater consistency to the timing of impairment recognition and provide for greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold.  These provisions of ASC topic 320 also require increased and timelier disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  These provisions of ASC topic 320 are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 320 for its fiscal quarter ended June 30, 2009 and recognized the effect of applying them as a change in accounting principle.  The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying these provisions of ASC topic 320 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  Effective July 1, 2009, SFAS No.165 was superseded and replaced by certain provisions of ASC topic 855, “Subsequent Events” (“ASC topic 855”).  These provisions of ASC topic 855 require companies to establish principles and requirements for subsequent events.  Specifically, these provisions of ASC topic 855 require the disclosure of the period after the balance sheet date through which management has evaluated events and transactions that may occur for potential recognition or disclosure in a company’s financial statements.  In addition, these provisions of ASC topic 855 provide the circumstances under which the disclosures are required of an entity regarding events and circumstances that have occurred after the balance sheet date but before financial statements are issued or are available to be issued.  These provisions of ASC topic 855 are effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 855 for its fiscal quarter ended June 30, 2009.  The adoption of these provisions of ASC topic 855 did not have an impact on the Company’s consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  Effective July 1, 2009, SFAS No.166 was superseded and replaced by certain provisions of ASC topic 860, “Transfers and Servicing” (“ASC topic 860”).  Among other things, provisions of ASC topic 860 improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  The ASC topic 860 has been further amended relating to derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities.  These amendments to ASC topic 860 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 860 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 860 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”) only when specific events had occurred.  The amended provisions of ASC topic 810 change the consolidation guidance applicable to a VIE.  They also amend the guidance governing the determination of whether an entity is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE.  The amended provisions of ASC topic 810 also requires enhanced disclosures about an entity’s involvement with a VIE.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 810 did not have a material impact on the Company’s consolidated financial position or the results of its operations.  In January 2010, the FASB moved to finalize an Accounting Standards Update (“ASU”) to defer the effective date of ASC topic 810 as it relates to a reporting enterprise’s interest in certain entities and for certain money market mutual funds.

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

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility.
•	Insurance risk - the potential of loss resulting from claims and expenses exceeding liabilities held.
•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company.
•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

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

As referenced above, the Company supports a hedging strategy program.  The hedging program consists of the use of various derivative instruments including financial futures, financial forwards, interest rate swaps, caps, floors and options such as interest rate swaptions.  The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems.

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

•
Option contracts grant the purchaser, in consideration for the payment of a premium, the right to either purchase from or sell to the issuer a financial instrument at a specified price within a specified time period or on a stated date.  Interest rate swaptions grant the purchaser the right to enter into a swap with predetermined fixed-rate payments over a predetermined time period on the exercise date.

The Company has estimated the possible effects of interest rate changes at December 31, 2009.  If interest rates increased by 100 basis points (1.00%), the December 31, 2009 fair value of the fixed income assets in the general account would decrease by approximately $767 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2009.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.75% to 6.09%.

Projected cash flows by calendar years (In millions)	Benchmark	Interest rate increase one percent
2010	$2,534	$2,433
2011	2,297	2,217
2012	2,248	2,207
2013	2,421	2,342
2014	2,139	2,138
Thereafter	9,915	10,411
Undiscounted total	$21,554	$21,748

Fair value	$16,993	$16,226

The Company does not have significant equity risk exposure associated with its equity invested assets as this type of investment is minimal.

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of reduced fee income if equity markets decline.  If equity markets were to decline by 10%, the Company’s associated fee income in 2010 would decline by approximately $21 million.

The Company’s surplus assets include equity investments.  There is a market risk of reduced asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $9 million on equity investments in non-affiliates.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits.  The Company is required to hold future policy benefit liabilities for these guaranteed death benefits.  If equity markets were to decline by 10%, the liability for these benefits would increase by approximately $1 million.

The Company’s exposure to foreign currency exchange rate fluctuations is minimal since only nominal foreign investments are held.  To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars.  These swaps are purchased each time a foreign currency denominated asset is purchased.

Insurance risk

The Company utilizes reinsurance programs to control its exposure to general insurance risks.  Reinsurance agreements do not relieve the Company from its direct obligations to its insureds.  However, an effective reinsurance program limits the Company’s exposure to potentially large losses.  The failure of reinsurers to honor their obligations could result in losses to the Company.  To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk relative to the reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies.  The Company currently retains a maximum liability in the amount of $3.5 million of coverage per individual life.

The Company manages the risks associated with its insurance and other contractual liabilities through the use of actuarial modeling techniques.  These techniques utilize significant assumptions including morbidity, mortality, persistency, product pricing and the cash flow stream of benefit payments.  Through these techniques, the Company attempts to match the anticipated cash flow streams of its invested assets with the anticipated cash flow streams of its insurance and other contractual obligations.  The cash flows associated with determinate policy liabilities are not interest rate sensitive but will vary based upon the timing and amount of benefit payments.  The primary risks associated with these liabilities are that the benefits will exceed those anticipated in the actuarial modeling or that the actual timing of the payment of benefits will differ from what was anticipated.

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

Monoline insurers guarantee the timely payment of principal and interest of certain securities.  Entities will often purchase monoline insurance to guarantee a security issuance in order to benefit from better market execution.  As of December 31, 2009, the fair value of the Company’s total monoline insured asset-backed securities was $624 million, BBB+ and AA-.  At December 31, 2009 and 2008, the overall credit quality of the insured portfolio, including the benefits of the monoline insurance, was A- and A, respectively.

A component of credit risk is the risk of exposure to sub-prime mortgage securities.  Sub-prime mortgage securities are backed by mortgage loans made to borrowers with lower than average credit scores.  The Company’s sub-prime exposure is $889 million, of which 91% of the Company’s sub-prime securities are rated AAA.   The majority of the mortgages backing these securities are fixed rate loans, which typically have lower default and loss rates than adjustable rate loans.  Fifty-eight percent of these pools were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2007.  The weighted average credit enhancement level for these securities is 33%.  This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime collateralized debt obligations, asset-backed commercial paper or structured investment vehicles. The Company’s exposure to Alt-A mortgage-backed securities is $4 million.  The underlying mortgages of Alt-A securities have a risk potential that is greater than prime but less than sub-prime.  The borrowers behind these mortgages typically have clean credit histories, but the mortgage itself will generally have some issues that increase its risk profile.  These issues may include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.

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

In the course of its business activities, the Company may be exposed to the risk that some actions may lead to damaging its reputation and hence damage its future business prospects.  These actions may include unauthorized activities of employees or others associated with the Company, inadvertent actions of the Company that become publicized and damage its reputation, regular or past business activities of the Company that become the subject of regulatory or media scrutiny and, due to a change of public perception, cause damage to the Company.  To manage or mitigate this risk, the Company has ongoing controls to limit the unauthorized activities of people associated with it.  The Company has adopted a Code of Business Conduct and Ethics which sets out the standards of business conduct to be followed by all of its directors, officers and employees.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Great-West Life & Annuity Insurance Company
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its accounting for the recognition and presentation of other-than-temporary impairments for certain investments, as required by accounting guidance adopted on April 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 19, 2010

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2009 and 2008
(In Thousands, Except Share Amounts)

	December 31,
	2009	2008
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $14,117,799 and $13,394,675)	$13,917,813	$11,973,536
Fixed maturities, held for trading, at fair value (amortized cost $135,425 and $39,803)	140,174	38,834
Mortgage loans on real estate (net of allowances of $14,854 and $8,834)	1,554,132	1,380,101
Equity investments, available-for-sale, at fair value (cost $18,860 and $16,330)	25,679	17,790
Policy loans	3,971,833	3,979,094
Short-term investments, available-for-sale (cost approximates fair value)	488,480	366,370
Limited partnership and limited liability corporation interests	253,605	293,956
Other investments	24,312	31,992
Total investments	20,376,028	18,081,673

Other assets:
Cash	170,978	28,352
Reinsurance receivable	573,963	546,491
Deferred acquisition costs and value of business acquired	481,044	714,031
Investment income due and accrued	225,449	145,775
Premiums in course of collection	9,015	8,309
Deferred income taxes	125,878	577,799
Collateral under securities lending agreements	38,296	43,205
Due from parent and affiliates	196,697	41,793
Goodwill	105,255	105,255
Other intangible assets	29,632	33,824
Other assets	491,471	603,091
Assets of discontinued operations	87,719	124,089
Separate account assets	18,886,901	15,121,943
Total assets	$41,798,326	$36,175,630

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2009 and 2008
(In Thousands, Except Share Amounts)

	December 31,
	2009	2008
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$18,972,560	$18,105,648
Policy and contract claims	286,176	290,288
Policyholders' funds	358,795	320,320
Provision for policyholders' dividends	69,494	70,700
Undistributed earnings on participating business	3,580	1,614
Total policy benefit liabilities	19,690,605	18,788,570

General liabilities:
Due to parent and affiliates	537,563	533,870
Repurchase agreements	491,338	202,079
Commercial paper	97,613	97,167
Payable under securities lending agreements	38,296	43,205
Other liabilities	618,508	655,576
Liabilities of discontinued operations	87,719	124,089
Separate account liabilities	18,886,901	15,121,943
Total liabilities	40,448,543	35,566,499

Commitments and contingencies (Note 20)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	761,330	756,912
Accumulated other comprehensive income (loss)	(132,721)	(762,673)
Retained earnings	714,142	607,860
Total stockholder's equity	1,349,783	609,131
Total liabilities and stockholder's equity	$41,798,326	$36,175,630

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Premium income, net of premiums ceded of $48,761, $37,176 and $1,432,360	$560,252	$525,137	$(857,267)
Fee income	386,201	429,221	463,265
Net investment income	1,149,084	1,078,469	1,139,541
Realized investment gains (losses), net:
Total other-than-temporary losses recognized	(112,764)	(91,398)	(34,874)
Less: Non-credit portion of other-than-temporary losses transferred to and recognized in other comprehensive income	13,422	-	-
Net other-than-temporary losses recognized in earnings	(99,342)	(91,398)	(34,874)
Other realized investment gains, net	31,802	69,702	32,846
Total realized investment gains (losses), net	(67,540)	(21,696)	(2,028)
Total revenues	2,027,997	2,011,131	743,511
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $47,077, $42,380and $39,640	590,456	605,111	624,381
Increase (decrease) in future policy benefits	109,728	(38,354)	(1,460,523)
Interest paid or credited to contractholders	552,620	515,428	497,438
Provision (benefit) for policyholders' share of earnings on participating business (Note 4)	1,245	(206,415)	20,296
Dividends to policyholders	72,755	71,818	93,544
Total benefits	1,326,804	947,588	(224,864)
General insurance expenses	429,143	429,695	432,426
Amortization of deferred acquisition costs and value of business acquired	65,998	52,699	135,570
Interest expense	37,508	39,804	41,713
Total benefits and expenses, net	1,859,453	1,469,786	384,845
Income from continuing operations before income taxes	168,544	541,345	358,666
Income tax expense	46,108	95,838	118,791
Income from continuing operations	122,436	445,507	239,875
Income from discontinued operations, net of income taxes of $ - , $388,836and $85,707	-	652,788	178,853
Net income	$122,436	$1,098,295	$418,728

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
	Common	Additional Paid-in	Unrealized Gains (Losses)	Employee Benefit Plan	Retained
	Stock	Capital	on Securities	Adjustments	Earnings	Total
Balances, January 1, 2007	$7,032	$737,857	$(15,708)	$(30,829)	$1,474,517	$2,172,869
Net income					418,728	418,728
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains			9,903			9,903
Employee benefit plan adjustment				34,998		34,998
Total comprehensive income						463,629
Impact of adopting ASC section 815-15-25 "Derivatives and Hedging - Embedded Derivatives - Recognition" to derivative instruments			118		(3)	115
Impact of adopting ASC section 740-10-25 "Income
Taxes - Overall - Recognition" to accounting for income tax uncertainties					(6,195)	(6,195)
Dividends					(604,983)	(604,983)
Capital contribution - stock-based compensation		3,816				3,816
Income tax benefit on stock-based compensation		5,860				5,860
Balances, December 31, 2007	7,032	747,533	(5,687)	4,169	1,282,064	2,035,111
Net income					1,098,295	1,098,295
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)
Total comprehensive income						337,140
Impact of adopting ASC section 715-20-65 "Defined
Benefit Plans" measurement date provisions					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256
Balances, December 31, 2008	7,032	756,912	(691,594)	(71,079)	607,860	609,131
Net income					122,436	122,436
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						760,916
Impact of adopting ASC section 320-10-65 "Investments -
Debt and Equity Securities" on available-for-sale securities, net of tax			(8,528)		8,528	-
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	$7,032	$761,330	$(90,110)	$(42,611)	$714,142	$1,349,783

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$122,436	$1,098,295	$418,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	1,245	(206,415)	20,296
Amortization of premiums / (accretion) of discounts on investments, net	(59,048)	(55,161)	(58,067)
Net realized (gains) losses on investments	67,540	24,205	(2,155)
Net purchases of trading securities	(97,474)	(18,869)	(20,825)
Interest credited to contractholders	546,429	510,996	493,049
Depreciation and amortization	83,951	75,220	176,560
Deferral of acquisition costs	(80,977)	(65,108)	(73,062)
Deferred income taxes	125,525	5,525	(5,239)
Income from discontinued operations	-	(681,528)	-
Changes in assets and liabilities:
Policy benefit liabilities	59,227	(325,306)	(407,250)
Reinsurance receivable	8,898	(158,532)	(106,382)
Accrued interest and other receivables	(80,380)	(8,388)	26,695
Other, net	(86,254)	138,089	46,513
Net cash provided by operating activities	611,118	333,023	508,861

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	3,625,569	4,056,869	4,052,791
Mortgage loans on real estate	96,258	112,760	159,959
Equity investments and other limited partnership interests	52,144	46,860	51,596
Purchases of investments:
Fixed maturities available-for-sale	(4,026,580)	(3,742,716)	(4,015,650)
Mortgage loans on real estate	(282,252)	(297,715)	(228,746)
Equity investments and other limited partnership interests	(14,316)	(13,421)	(35,372)
Acquisitions, net of cash acquired	-	-	(15,208)
Net change in short-term investments	(400,781)	81,143	1,132,840
Net change in repurchase agreements	289,259	63,542	(625,242)
Other, net	101,734	(98,662)	(36,643)
Proceeds from the disposition of Healthcare segment, net of cash disposed, direct expenses and income taxes	-	846,759	-
Net cash provided by (used in) investing activities	(558,965)	1,055,419	440,325

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Contract deposits	$1,921,471	$1,921,238	$1,228,154
Contract withdrawals	(1,660,454)	(1,465,420)	(1,491,994)
Change in due to parent and affiliates	(168,402)	(6,389)	(31,483)
Dividends paid	(24,682)	(1,772,293)	(604,983)
Net commercial paper borrowings	446	1,500	647
Change in bank overdrafts	19,857	(108,418)	(23,523)
Income tax benefit of stock option exercises	2,237	4,256	5,860
Net cash used in financing activities	90,473	(1,425,526)	(917,322)

Net increase (decrease) in cash	142,626	(37,084)	31,864
Cash, continuing and discontinued operations, beginning of year	28,352	65,436	33,572
Cash, continuing and discontinued operations, end of year	170,978	28,352	65,436
Less cash, discontinued operations, end of year	-	-	(10,622)
Cash, end of year	$170,978	$28,352	$54,814

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(44,878)	$390,897	$121,847
Income tax payments withheld and remitted to taxing authorities	55,055	56,637	53,264
Interest	37,508	39,804	41,713

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$2,181	$5,123	$3,816
Return of invested reinsurnace assets to The Canada Life Assurance Company (See Note 5)	-	-	1,608,909
Fair value of assets acquired in settlement of fixed maturity investments	-	6,388	-

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization - Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998.  GWL&A Financial is a wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”).  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States.  The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, recognition of income on certain investments, valuation and accounting for derivative instruments, goodwill, deferred acquisition costs and value of business acquired, policy and contract benefits and claims, employee benefits plans and taxes on income.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

Investments - Investments are reported as follows:

1.
The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section of the consolidated balance sheets. Net unrealized gains and losses related to participating contract policies that cannot be distributed are recorded as undistributed earnings on participating business in the Company’s consolidated balance sheets.  The Company recognizes the acquisition of its fixed maturity and equity investments on a trade date basis.

Premiums and discounts are recognized as a component of net investment income using the scientific interest method. Realized gains and losses are included in net realized investment gains (losses). Declines in value determined to be other-than-temporary are included in total other-than-temporary impairment losses recognized.

The Company purchases fixed maturity securities which are classified as held for trading.  Assets in the held for trading category are carried at fair value with changes in fair value reported in net investment income.

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities) is dependent upon market conditions, which may result in prepayments and changes in amounts to be earned.  Prepayments on all mortgage-backed and asset-backed securities are monitored monthly and amortization of the premium and/or the accretion of the discount associated with the purchase of such securities are adjusted by such prepayments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

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

3.
Equity investments classified as available-for-sale are carried at fair value with net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s consolidated balance sheets.  The Company uses the equity method of accounting for investments in which it has more than a minor interest and has influence in the entity’s operating and financial policies, but does not have a controlling interest.  Realized gains and losses are included in net realized gains (losses) on investments. Declines in value, determined to be other-than-temporary, are included in total other-than-temporary impairment losses recognized.

4.
Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minor equity interest and virtually no influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.

5.	Policy loans are carried at their unpaid balances.

6.
Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost, which approximates fair value.  The Company classifies its short-term investments as available-for-sale.

7.	Gains and losses realized on disposal of investments are determined on a specific identification basis. See item 10 below for a description of realization of other-than-temporary impairments.

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

9.
The Company receives collateral for lending securities that are held as part of its investment portfolio.  The Company requires collateral in an amount greater than or equal to 102% of the market value of domestic securities loaned and 105% of foreign securities loaned.  Such collateral is used to replace the securities loaned in event of default by the borrower.  The Company’s securities lending transactions are accounted for as collateralized borrowings.  Collateral is defined as government securities, letters of credit and/or cash collateral.  The borrower can return and the Company can request the loaned securities at any time.  The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

10.
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period.  The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary.  If management either (a) has the intent to sell the fixed maturity investment or (b) it is more likely than not the Company will be required to sell the fixed maturity investment before its anticipated recovery, a charge is recorded in net realized losses on investments equal to the difference between the fair value and cost or amortized cost basis of the security.  If management does not intend to sell the security and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit loss, which is recognized in earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  After the recognition of an other-than-temporary impairment, the fixed maturity investment is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

If management does not have the ability and intent to hold an impaired available-for-sale equity investment for a period of time sufficient to allow for the recovery of its value to an amount equal or greater than its cost, then the investment shall be deemed other-than-temporarily impaired.  An impairment loss is recorded in earnings for the difference between the equity investment’s cost and fair value at the balance sheet date of the reporting period for which the assessment is made.

Derivative financial instruments - All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheets in other assets and other liabilities at fair value.  Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into.  If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets and are recognized in the consolidated income statements when the hedged item affects earnings.  Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.  Certain derivatives in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty. This collateral is held directly by the Company.  This unrestricted cash collateral is included in other assets and the obligation to return is included in other liabilities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Cash - Cash includes only amounts in demand deposit accounts.

Bank overdrafts - The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis.  Checks issued but not yet presented to banks for payment can result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets.  At December 31, 2009 and 2008, these liabilities were $28,674 and $8,817, respectively.

Internal use software – Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage are capitalized.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $20,590 and $14,944, are included in other assets at December 31, 2009 and 2008, respectively.  The Company capitalized $8,014, $2,324 and $3,504 of internal use software development costs during the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred acquisition costs and value of business acquired - Deferred acquisition costs (“DAC”), which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, have been deferred to the extent recoverable.  The value of business acquired (“VOBA”) represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.  The recoverability of such costs is dependent upon the future profitability of the related business.  DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits.  DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  See Note 9 for additional information regarding deferred acquisition costs and the value of business acquired.

Goodwill and other intangible assets - Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition and is considered an indefinite lived asset and therefore is not amortized.  The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test.  If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified.  There were no impairments of goodwill recognized during the years ended December 31, 2009, 2008 or 2007.

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

Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets.  The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company’s consolidated statements of income.  Revenues to the Company from the separate accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2009 and 2008, these purchases totaled $149,302 and $64,723, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $364,233 and $265,299 at December 31, 2009 and 2008, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Life insurance and annuity future benefits - Life insurance and annuity future benefits with life contingencies in the amounts of $11,807,570 and $11,322,866 at December 31, 2009 and 2008, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds.  Annuity contract benefits without life contingencies in the amounts of $7,117,591 and $6,736,101 at December 31, 2009 and 2008, respectively, are established at the contractholder’s account value.

Reinsurance - The Company enters into reinsurance transactions as both a provider and purchaser of reinsurance.  In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts.  For each of its reinsurance agreements, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards.  If the Company determines that a reinsurance agreement does not provide indemnification against loss or liability relating to insurance risk, the Company records the agreement using the deposit method of accounting.  The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

Policy benefits and policy and contract claims ceded to other insurance companies are carried as a reinsurance receivable in the accompanying consolidated balance sheets.  The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Policy and contract claims - Policy and contract claims include provisions for claims incurred but not reported and claims in the process of settlement.  The provision for claims incurred but not reported is valued based primarily on the Company’s prior experience.  The claims in the process of settlement are valued in accordance with the terms of the related policies and contracts.

Participating business - The Company has participating policies in which the policyholder shares in the Company’s earnings through policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies.  The amount of dividends to be paid is determined by the Board of Directors.

Participating life and annuity policy benefits are $6,354,261 and $6,155,890 at December 31, 2009 and 2008, respectively.  Participating business approximates 9% of the Company’s individual life insurance in-force at December 31, 2009 and 2008 and 19%, 24% and 32% of individual life insurance premium income for the years ended December 31, 2009, 2008 and 2007, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Recognition of premium and fee income and benefits and expenses - Life insurance premiums are recognized when due.  Annuity contract premiums with life contingencies are recognized as received.    Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned.  Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due.  Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts.   Premiums and policyholder benefits and expenses are presented net of reinsurance.

Net investment income - Interest and dividend income from fixed maturities and mortgage loans on real estate is recognized when earned.  Net investment income on equity securities available-for-sale is primarily comprised of dividend income and is recognized on ex-dividend date.

Net realized gains and losses on investments and derivative financial instruments - Net realized gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis.  Net realized gains and losses also result from the termination of derivative contracts prior to expiration that are not designated as hedges for accounting purposes and certain fair-value hedge relationships.  Impairments are recognized as other-than-temporary impairment losses when investment losses in value are deemed other-than-temporary.  Non-credit impairments are reclassified to accumulated other comprehensive income (loss).

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

Share-based compensation - Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  The Company uses the fair value method to recognize the cost of share-based employee compensation under the Lifeco plan.

Regulatory requirements - In accordance with the requirements of the Colorado Division of Insurance, GWLA must demonstrate that it maintains adequate capital.  At December 31, 2009 and 2008, GWLA was in compliance with the requirement.  See Note 12.

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) applied by nongovernmental entities.  All previously issued GAAP authoritative pronouncements are superseded and replaced by the ASC and are considered non-authoritative.  The ASC also established that rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants.  SFAS No. 168 and the ASC are effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted SFAS No. 168 and the ASC for its fiscal quarter ended September 30, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).  Effective July 1, 2009, SFAS No. 155 was superseded and replaced by certain provisions of ASC topic 815, “Derivatives and Hedging” (“ASC topic 815”). These provisions of ASC topic 815 permit any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation to be carried at fair value in its entirety, with changes in fair value recognized in earnings.  In addition, these provisions of ASC topic 815 require that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative.  These provisions of ASC topic 815 are applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, however they may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.  The Company adopted these provisions on January 1, 2007.  The adoption increased stockholder’s equity by $115.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Effective July 1, 2009, FIN 48 was superseded and replaced by certain provisions of ASC topic 740, “Income Taxes” (“ASC topic 740”).  These provisions of ASC topic 740 clarify the accounting for uncertainty in income taxes.  In addition, they prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  They also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  These provisions of ASC topic 740 are effective for fiscal years beginning after December 15, 2006. The Company adopted these provisions on January 1, 2007. The adoption decreased stockholder’s equity by $6,195.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Effective July 1, 2009, SFAS No. 157 was superseded and replaced by certain provisions of ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC topic 820”).    These provisions enhance guidance for using fair value to measure assets and liabilities.  These provisions also provide expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  These provisions of ASC topic 820 are applicable whenever other authoritative pronouncements require or permit assets or liabilities to be measured at fair value and are effective for fiscal years beginning after November 15, 2007.  The Company adopted these provisions on January 1, 2008.  The adoption did not have a material impact on the Company’s financial position or results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  Effective July 1, 2009, SFAS No. 158 was superseded and replaced by certain provisions of ASC topic 715, “Compensation – Retirement Benefits” (“ASC topic 715”).  For fiscal years ending after December 15, 2006, these provisions of ASC topic 715 require a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the other comprehensive income section of stockholder’s equity in the year in which the changes occur, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of these provisions of ASC topic 715 as of December 31, 2006, decreasing accumulated other comprehensive income (loss) by $6,734.  In addition, for fiscal years ended after December 15, 2008, these provisions of ASC topic 715 require a company to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of its fiscal year.  The Company adopted these measurement provisions for its fiscal year ended December 31, 2008, decreasing stockholder’s equity by $206. The adoption did not affect the results of operations for the years ended December 31, 2008, 2007, or 2006.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No.159”).  Effective July 1, 2009, SFAS No. 159 was superseded and replaced by certain provisions of ASC topic 825, “Financial Instruments” (“ASC topic 825”).  These provisions of ASC topic 825 permit an entity to measure financial instruments and certain other items at estimated fair value.  Most of these provisions are elective; however, certain amendments to ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”) apply to all entities that own trading and available-for-sale securities.  The fair value option permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  These provisions of ASC topic 825 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted these provisions on January 1, 2008.  The adoption did not have an impact on the Company’s financial position or results of its operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  Effective July 1, 2009, SFAS No. 141(R) was superseded and replaced by certain provisions of ASC topic 805, “Business Combinations” (“ASC topic 805”).  Effective July 1, 2009, SFAS No. 160 was superseded and replaced by certain provisions of ASC topic 810, “Consolidation”, (“ASC topic 810”).  These provisions of the codification topics change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements.  Some of the significant changes include the recognition of 100% percent of the fair value of assets acquired, liabilities assumed and non-controlling interest of acquired businesses; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value reflected in net income; recognition of acquisition related transaction costs as expense when incurred; and recognition of acquisition related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date.  These provisions of ASC topic 805 and ASC topic 810 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of the codification topics for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 805 and ASC topic 810 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  Effective July 1, 2009, FSP No. 157-2 was superseded and replaced by certain provisions of ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC topic 820”).  These provisions of ASC topic 820 defer the effective date for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  Non-financial assets include assets associated with business acquisitions and impairment testing of tangible and intangible assets.  The Company adopted these provisions of ASC topic 820 for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 820 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  Effective July 1, 2009, FSP FAS No. 142-3 was superseded and replaced by certain provisions of ASC topic 350, “Intangibles - Goodwill and Other” (“ASC topic 350”).  These provisions of ASC topic 350 require, among other things, the amendment of factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  In determining the useful life of an intangible asset for amortization purposes, an entity shall consider, among other things, the periods of expected cash flows, adjusted for certain entity-specific factors.  These provisions of ASC topic 350 are effective for fiscal years beginning after December 15, 2008.  The Company adopted these provisions of ASC topic 350 for its fiscal year beginning January 1, 2009.  The adoption of these provisions of ASC topic 350 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”).  Effective July 1, 2009, FSP No. FAS 157-3 was superseded and replaced by certain provisions of ASC topic 820.     These provisions of ASC topic 820 apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements.  These provisions of ASC topic 820 clarify when a market that is not active and provide an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active.  These provisions became effective upon issuance including prior periods for which financial statements have not been issued.  The Company adopted these provisions effective September 30, 2008.   The adoption did not have a material impact on the Company’s financial position or results of its operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”).  Effective July 1, 2009, FSP No. FAS 132(R)-1 was superseded and replaced by certain provisions of ASC topic 715, “Compensation - Retirement Benefits” (“ASC topic 715”).  Certain provisions of ASC topic 715 require, among other things, additional disclosures about assets held in an employer’s defined benefit pension plan including disclosures regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.  The requirements of ASC topic 715 relating to these disclosures are effective for fiscal years ending after December 15, 2009.  The Company adopted these provisions of ASC topic 715 for its fiscal year ending December 31, 2009.  The adoption of these provisions of ASC topic 715 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In January 2009, the FASB issued EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”).  Effective July 1, 2009, EITF 99-20-1 was superseded and replaced by certain provisions of ASC topic 325, “Investments - Other” (“ASC topic 325”).  These provisions of ASC topic 325 are an interpretative amendment to impairment guidance and align impairment guidance to that of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions are effective for reporting periods ending after December 15, 2008.  The Company adopted these provisions for its year ended December 31, 2008.  The adoption did not have an impact on the Company’s financial position or results of its operations.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”).  Effective July 1, 2009, FSP No. FAS 115-2 and FAS 124-2 was superseded and replaced by certain provisions of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions of ASC topic 320 require companies, among other things, to bring greater consistency to the timing of impairment recognition and provide for greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold.  These provisions of ASC topic 320 also require increased and timelier disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  These provisions of ASC topic 320 are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 320 for its fiscal quarter ended June 30, 2009 and recognized the effect of applying them as a change in accounting principle.  The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying these provisions of ASC topic 320 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  Effective July 1, 2009, SFAS No.165 was superseded and replaced by certain provisions of ASC topic 855, “Subsequent Events” (“ASC topic 855”).  These provisions of ASC topic 855 require companies to establish principles and requirements for subsequent events.  Specifically, these provisions of ASC topic 855 require the disclosure of the period after the balance sheet date through which management has evaluated events and transactions that may occur for potential recognition or disclosure in a company’s financial statements.  In addition, these provisions of ASC topic 855 provide the circumstances under which the disclosures are required of an entity regarding events and circumstances that have occurred after the balance sheet date but before financial statements are issued or are available to be issued.  These provisions of ASC topic 855 are effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 855 for its fiscal quarter ended June 30, 2009.  The adoption of these provisions of ASC topic 855 did not have an impact on the Company’s consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  Effective July 1, 2009, SFAS No.166 was superseded and replaced by certain provisions of ASC topic 860, “Transfers and Servicing” (“ASC topic 860”).  Among other things, provisions of ASC topic 860 improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  The ASC topic 860 has been further amended relating to derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities.  These amendments to ASC topic 860 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 860 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 860 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”) only when specific events had occurred.  The amended provisions of ASC topic 810 change the consolidation guidance applicable to a VIE.  They also amend the guidance governing the determination of whether an entity is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE.  The amended provisions of ASC topic 810 also requires enhanced disclosures about an entity’s involvement with a VIE.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 810 did not have a material impact on the Company’s consolidated financial position or the results of its operations.  In January 2010, the FASB moved to finalize an Accounting Standards Update (“ASU”) to defer the effective date of ASC topic 810 as it relates to a reporting enterprise’s interest in certain entities and for certain money market mutual funds.

3.  Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash.  During the year ended December 31, 2008, the Company recognized a gain in the amount of $681,528, net of income taxes, upon completion of the transaction.  Income from discontinued operations for the year ended December 31, 2008 includes charges in the amount of $63,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The Company retained a small portion of its healthcare business and reports it within its Individual Markets segment.  As discussed in Note 17, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. The statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table summarizes the classifications of assets and liabilities of discontinued operations at December 31, 2009 and 2008:

	December 31,
Assets	2009	2008
Reinsurance receivable	$87,719	$124,089
Total assets	$87,719	$124,089

Liabilities
Future policy benefits	$56,219	$39,776
Policy and contract claims	31,500	84,313
Total liabilities	$87,719	$124,089

The following table summarizes selected financial information included in income from discontinued operations in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Revenues from discontinued operations	$-	$317,658	$1,343,961
Benefits and expenses from discontinued operations	-	346,398	1,165,108
Income (loss) from discontinued operations, net of income tax expense (benefit) $ - , ($19,258), and $85,707	-	(28,740)	178,853
Gain on sale of discontinued operations, net of income taxes of $ - , $408,094 and $ -	-	681,528	-
Income from discontinued operations	$-	$652,788	$178,853

The Company adopted a restructuring plan in connection with the sale of its Healthcare segment.  The restructuring plan consisted of a structural reorganization which will enable the Company to operate effectively in its present business environment.  The liability is included in other liabilities in the consolidated balance sheets.  The amounts incurred during the period and adjustments to original estimates during the period have been charged (credited) to income from discontinued operations in the consolidated statement of income for the year ended December 31, 2008.  At December 31, 2009, the restructuring plan was substantially complete.

The following is a reconciliation of the liability that the Company recorded related to the restructuring plan:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Severance, retention and other employee related costs
Balance, April 1, 2008	$-
Amount incurred	49,202
Adjustments to original estimates, net	(6,268)
Cash payments and other settlements	(30,222)
Balance, December 31, 2008	12,712
Cash payments and other settlements	(13,283)
Other adjustments	1,726
Balance, December 31, 2009	$1,155

The Company incurred net expenses in the amount of $42,934 during the year ended December 31, 2008 related to the restructuring plan and does not anticipate incurring significant additional costs in the future.  The restructuring plan is substantially complete at December 31, 2009.

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

5. Related Party Transactions

Included in the consolidated balance sheets at December 31, 2009 and 2008 are the following related party amounts:

	December 31,
	2009	2008
Reinsurance receivable	$452,510	$425,369
Future policy benefits	2,293,712	2,393,013

Included in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 are the following related party amounts:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Premium income, net of related party premiums ceded of $3,411, $3,662,and $1,391,518	$137,085	$155,752	$(1,146,908)
Life and other policy benefits, net of reinsurance recoveries of $7,415, $7,356 and $737	118,624	120,999	103,765
Increase (decrease) in future policy benefits	(45,960)	(42,180)	(1,539,777)

The Company provides administrative and operational services for the United States operations of The Great-West Life Assurance Company (“GWL”) and the United States operations of The Canada Life Assurance Company (“CLAC”), wholly-owned subsidiaries of Lifeco.  The Company also provides investment services for London Reinsurance Group, an indirect subsidiary of GWL.  The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements for the years ended December 31, 2009, 2008 and 2007.  These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year Ended December 31,
	2009	2008	2007

Investment management revenue included in fee income and net investment income	$7,334	$7,856	$7,959
Administrative and underwriting expense reimbursements included as a reduction to general insurance expense	944	1,092	1,255
Total	$8,278	$8,948	$9,214

The following table summarizes amounts due from parent and affiliates at December 31, 2009 and 2008:

			December 31,
Related party	Indebtedness	Due Date	2009	2008
GWL&A Financial Inc.	On account	On demand	$17,248	$37,097
Great-West Lifeco U.S. Inc.	On account	On demand	177,716	-
Great-West Lifeco Finance LP	On account	On demand	598	-
Great-West Life & Annuity Insurance
Capital (Nova Scotia) Co.	On account	On demand	142	716
Great-West Life & Annuity Insurance
Capital (Nova Scotia) Co. II	On account	On demand	237	2,079
Putnam Investments LLC	On account	On demand	125	207
The Great-West Life Assurance Company	On account	On demand	-	1,694
The Crown Life Insurance Company	On account	On demand	491	-
Other related party receivables	On account	On demand	140	-
Total			$196,697	$41,793

The following table summarizes amounts due to parent and affiliates at December 31, 2009 and 2008:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

			December 31,
Related party	Indebtedness	Due Date	2009	2008
GWL&A Financial Inc. 1	Surplus note	November 2034	$194,218	$194,206
GWL&A Financial Inc. 2	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2010	4,701	4,701
Great-West Lifeco Finance LP II	On account	On demand	2,223	-
The Great-West Life Assurance Company	On account	On demand	1,352	-
The Canada Life Assurance Company	On account	On demand	1,669	1,563
Total			$537,563	$533,870

¹  A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,218 and $194,206 at December 31, 2009 and 2008, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.  The note matures on November 14, 2034.

²  A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016.  After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate.  The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.  The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $37,042, for each of the three years ended December 31, 2009.

On June 1, 2007, the Company’s Individual Markets segment terminated its reinsurance agreement with an affiliate, CLAC, pursuant to which it had assumed 80% of certain United States life, health and annuity business on a coinsurance and coinsurance with funds withheld basis.  The Company recorded, at fair value, the following in its consolidated statement of income in connection with the termination of the reinsurance agreement:

Premium income	$(1,387,179)
Net investment income	58,569
Net realized losses on investments	(14,797)
Total revenues	(1,343,407)
Decrease in reserves	(1,453,145)
Provision for policyholders' share of earnings on participating business	8,161
Amortization of deferred acquisition costs and value of business acquired	62,961
Total benefits and expenses	(1,382,023)
Income before income taxes	38,616
Income taxes	16,372
Net income	$22,244

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,006,200 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At December 31, 2009 and 2008 there were no outstanding amounts related to the letters of credit.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Included within reinsurance receivable in the consolidated balance sheets are $407,154 and $376,378 of funds withheld assets as of December 31, 2009 and 2008, respectively.  CLAC pays the Company interest on the funds withheld balance at a rate of 4.55% per annum.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc. an affiliated open-end management investment company and to several affiliated insurance company separate accounts.   Included in fee income on the consolidated statements of income is $52,540, $61,403 and $73,495 of advisory and management fee income from these affiliated entities for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2009 and 2008, these purchases totaled $149,302 and $64,723 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $364,233 and $265,299 at December 31, 2009 and 2008, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

On September 30, 2009, the Company’s wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWLA with GWLA being the surviving entity.  The completion of the merger did not have an impact on the Company’s consolidated financial statements.

6.  Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2009:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	December 31, 2009
Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI included in AOCI
U.S. government direct obligations and U.S. agencies	$1,972,541	$77,068	$10,815	$2,038,794	$-
Obligations of U.S. states and their subdivisions	1,247,854	120,211	4,214	1,363,851	-
Foreign governments	461	4	-	465	-
Corporate debt securities	7,030,032	316,599	216,886	7,129,745	10,049
Asset-backed securities	2,268,789	3,221	383,965	1,888,045	13,422

Residential mortgage-backed securities	842,427	4,533	75,897	771,063	-
Commercial mortgage-backed securities	703,864	8,058	35,792	676,130	-
Collateralized debt obligations	51,831	332	2,443	49,720	-
Total fixed maturities	$14,117,799	$530,026	$730,012	$13,917,813	$23,471

Equity investments:
Consumer products	$4	$66	$2	$68	$-
Equity mutual funds	15,695	5,537	450	20,782	-
Airline industry	3,161	1,673	5	4,829	-
Total equity investments	$18,860	$7,276	$457	$25,679	$-

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale at December 31, 2008:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	December 31, 2008
Fixed Maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value
U.S. government direct obligations and U.S. agencies	$2,356,143	$81,084	$6,601	$2,430,626
Obligations of U.S. states and their subdivisions	1,173,185	10,026	34,443	1,148,768
Foreign governments	1,140	12	-	1,152
Corporate debt securities	5,589,524	51,728	615,647	5,025,605
Asset-backed securities	2,521,704	960	667,006	1,855,658
Residential mortgage-backed securities	883,250	5,114	127,042	761,322
Commercial mortgage-backed securities	792,083	109	110,919	681,273
Collateralized debt obligations	77,646	-	8,514	69,132
Total fixed maturities	$13,394,675	$149,033	$1,570,172	$11,973,536

Equity investments:
Consumer products	$4	$52	$2	$54
Equity mutual funds	14,563	2,161	962	15,762
Airline industry	1,763	211	-	1,974
Total equity investments	$16,330	$2,424	$964	$17,790

See Note 7 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2009, by contractual maturity date, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized cost	Estimated fair value
Maturing in one year or less	$608,935	$635,230
Maturing after one year through five years	2,790,982	2,950,213
Maturing after five years through ten years	2,759,990	2,926,744
Maturing after ten years	2,317,073	2,185,437
Mortgage-backed and asset-backed securities	5,640,819	5,220,189
	$14,117,799	$13,917,813

Mortgage-backed and asset-backed securities include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the years ended December 31, 2009, 2008 and 2007:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Proceeds from sales	$2,258,653	$2,696,635	$2,488,042
Gross realized investment gains from sales	42,375	50,173	30,834
Gross realized investment losses from sales	(267)	(1,456)	(4,309)

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, sales of securities acquired in the current year and gains on repurchase agreement transactions.  These gains and losses are determined on a specific identification basis.

The Company has fixed maturity securities with fair values in the amounts of $7,979 and $0 that have been non-income producing for the twelve months preceding December 31, 2009 and 2008, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments - The Company makes limited use of derivative financial instruments for risk management purposes associated with its invested assets.  Derivatives are not used for speculative purposes.  While the Company purchases all derivatives as hedges to manage risk, hedge accounting has not been elected for some derivative transactions.  To manage the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate.  In order to manage the risk of a change in the fair value of certain assets, interest rate futures are utilized.  Interest rate futures are also used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is managed through the use of foreign currency exchange contracts.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at December 31, 2009 and 2008.  As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred.  The Company had no derivatives with credit-risk-related contingent features at either December 31, 2009 or 2008.

Interest rate swaptions in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of December 31, 2009, the $4.3 million unrestricted cash received is included in other assets and the obligation to return is included in other liabilities.

The Company may purchase a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument.  Upon purchasing the instrument, the Company determines if (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument.  If the Company determines that these conditions are met, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative.

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.  Changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item are reported within net investment income.  Hedges closed are reported in realized investment gains (losses).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years.  There was no hedge ineffectiveness during the years ended December 31, 2009, 2008 and 2007.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Foreign currency exchange contracts are used to manage the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Unrealized derivative gains and losses from the effective portion of cash flow hedges are included in accumulated other comprehensive income (loss) and are reclassified into earnings at the time interest income is recognized on the hedged item.

Hedge ineffectiveness in the amount of $6, $1,510 and $606 was recorded as an increase to net investment income during the years ended December 31, 2009, 2008, and 2007, respectively.

Derivative net gains in the amounts of $606 and $4,732 were reclassified to net investment income during the years ended December 31, 2009 and 2008, respectively while a derivative net loss in the amount of $1,275 was reclassified to net investment income during the year ended December 31, 2007.  As of December 31, 2009, the Company estimates that $8,828 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with other new investments.  However, timing differences may occur and can expose the Company to fluctuating interest rates.  To offset this risk, the Company uses U.S. Treasury futures contracts.  The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  Although management believes the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment.  Changes in the fair value of a derivative instrument that has not been designated as a hedging instrument are recorded in current period net investment income and total realized investment gains (losses).

During the years ended December 31, 2009, 2008 and 2007, decreases in the amounts of $2,627, $0 and $75, respectively, were recognized in net income from market value changes of derivatives not receiving hedge accounting treatment.

The following tables summarize derivative financial instruments at December 31, 2009 and 2008:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Derivative instruments:

	December 31, 2009
	Notional amount	Number of contracts	Strike/Swap rate	Maturity
Interest rate swaps	$156,500	13	0.19%-0.43%	February 2012-
				February 2045

Foreign currency contracts	30,000	1	N/A	December 2016

Futures:
Thirty year U.S. Treasury:
Short position	83,100	831	N/A	March 2010
Ten year U.S. Treasury:
Short position	54,400	544	N/A	March 2010
Five year U.S. Treasury:
Short position	27,700	277	N/A	March 2010

Interest rate swaptions	1,140,000	60	9.90%-10.10%	November 2010-
				September 2015
	December 31, 2008
	Notional Amount	Strike/Swap Rate	Maturity
Interest rate swaps	$325,966	0.44%-1.75%	March 2009-
			February 2045

Foreign currency exchange contracts	52,001	N/A	March 2014-
			December 2016
Futures:
Thirty year U.S Treasury:
Short position	40,500	N/A	March 2009

The following tables present derivative instruments in the consolidated balance sheet at December 31, 2009:

	Asset derivatives		Liability derivatives
	December 31, 2009		December 31, 2009
	Fair value	Balance sheet location	Fair value	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,690	(A)	$-
Foreign currency exchange contracts	-		3,317	(B)
Total	$14,690		$3,317

(A)  Other assets
(B)  Other liabilities

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	Asset derivatives		Liability derivatives
	December 31, 2009		December 31, 2009
		Balance sheet		Balance sheet
	Fair value	location	Fair value	location
Derivatives not designated as hedging instruments:
Interest rate swaptions	$8,460	(A)	$-
	$8,460		$-
Total

(A)  Other assets

The following tables present the effect of derivative instruments in the statement of income for the year ended December 31, 2009:

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Year ended December 31, 2009	Year ended December 31, 2009	Income statement location	Year ended December 31, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(52,350)	$553	(A)	$6	(A)
Foreign currency exchange contracts	(5,334)	-		-
Interest rate futures	466	53	(A)	-
Total	$(57,218)	$606		$6

(A)  Net investment income

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Year ended December 31, 2009	Income statement location	Year ended December 31, 2009	Income statement location
Fair value hedges:
Interest rate futures	$6,030	(A)	$-
Interest rate futures	(1,124)	(B)	-
Items hedged in interest rate futures	-		(4,691)	(A)
Total	$4,906		$(4,691)

(A)  Net investment income
(B)  Realized investment gains (losses), net

	Gain (loss) recognized in		Gain (loss) recognized in
	net income on derivatives		net income on hedged assets
	Year ended December 31, 2009	Income statement location	Year ended December 31, 2009	Income statement location
Derivatives not designated as hedging instruments
Interest rate futures	$3,714	(A)	$-
Interest rate futures	(2,781)	(B)	-
Interest rate swaptions	(3,560)	(A)	-
Total	$(2,627)		$-

(A)  Net investment income
(B)  Realized investment gains (losses), net

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Mortgage loans - In 2009, the average balance of impaired mortgage loans during the year was $289. There were no impaired mortgage loans at December 31, 2008 or December 31, 2007.

The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Balance, January 1	$8,834	$9,448	$15,661
Release of provision	(152)	(614)	(6,213)
Increase of provision	6,172	-	-
Balance, December 31	$14,854	$8,834	$9,448

The changes to the allowance for mortgage loan credit losses are recorded in net realized gains (losses) on investments.

Equity investments - The carrying value of the Company’s equity investments was $25,679 and $17,790 at December 31, 2009 and 2008, respectively.

Limited partnership interests and limited liability corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minor equity interest and virtually no influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At December 31, 2009 and 2008, the Company had $253,605 and $293,956, respectively, invested in limited partnerships and limited liability corporations.

The Company makes commitments to fund partnership interests in the normal course of its business.  The amounts of unfunded commitments at December 31, 2009 and 2008 were $27,034 and $33,289, respectively.

Securities pledged, special deposits and securities lending - The Company pledges investment securities it owns to unaffiliated parties related to interest rate futures transactions.  The fair value of margin deposits related to futures contracts was approximately $4,955 and $1,600 at December 31, 2009 and 2008, respectively.

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $13,599 and $37,220 at December 31, 2009 and 2008, respectively.

The Company participates in a securities lending program whereby securities, which are included in invested assets in the accompanying consolidated balance sheets, are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $34,940 and $32,788 and estimated fair values in the amounts of $37,081 and $41,321 were on loan under the program at December 31, 2009 and 2008, respectively.  The Company received restricted cash collateral in the amounts of $38,296 and $43,205 at December 31, 2009 and 2008, respectively.

Impairment of fixed maturity and equity investments classified as available-for-sale -  The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the issuer’s operations and ability to generate future cash flows.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is below cost.
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area.
•	The decline in fair value has existed for an extended period of time.
•	The fixed maturity investment has been downgraded by a credit rating agency.
•	The financial condition of the issuer has deteriorated.
•	The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments that increase in the future.
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at December 31, 2009 and 2008:

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI
U.S. government direct obligations and U.S. agencies	$535,595	$10,502	$19,330	$313	$554,925	$10,815
Obligations of U.S. states and their subdivisions	132,151	4,214	608	-	132,759	4,214
Corporate debt securities	673,534	74,461	1,190,858	142,425	1,864,392	216,886
Asset-backed securities	92,005	52,042	1,558,338	331,923	1,650,343	383,965
Residential mortgage-backed securities	53,623	3,629	550,036	72,268	603,659	75,897
Commercial mortgage-backed securities	-	-	297,604	35,792	297,604	35,792
Collateralized debt obligations	1,400	173	34,678	2,270	36,078	2,443
Total fixed maturities	$1,488,308	$145,021	$3,651,452	$584,991	$5,139,760	$730,012

Equity investments:
Consumer products	$-	$-	$2	$2	$2	$2
Equity mutual funds	2,374	450	-	-	2,374	450
Airline industry	694	5	-	-	694	5
Total equity investments	$3,068	$455	$2	$2	$3,070	$457

Total number of securities in an unrealized loss position		159		358		517

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
U.S. government direct obligations and U.S. agencies	$41,965	$2,042	$157,062	$4,559	$199,027	$6,601
Obligations of U.S. states and their subdivisions	662,723	28,728	65,697	5,715	728,420	34,443
Corporate debt securities	2,271,214	213,400	1,556,161	402,247	3,827,375	615,647
Asset-backed securities	500,923	116,651	1,317,953	550,355	1,818,876	667,006
Residential mortgage-backed securities	309,373	48,668	334,562	78,374	643,935	127,042
Commercial mortgage-backed securities	300,880	35,332	349,646	75,587	650,526	110,919
Collateralized debt obligations	32,234	4,964	36,686	3,550	68,920	8,514
Total fixed maturities	$4,119,312	$449,785	$3,817,767	$1,120,387	$7,937,079	$1,570,172

Equity investments:
Consumer products	$2	$2	$-	$-	$2	$2
Equity mutual funds	2,449	962	-	-	2,449	962
Total equity investments	$2,451	$964	$-	$-	$2,451	$964

Total number of securities in an unrealized loss position		1,956		571		2,524

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Fixed maturity investments - Total unrealized losses decreased by $840,160 and the total number of securities in an unrealized loss position decreased by 2,010, or 80%, from December 31, 2008 to December 31, 2009.  This significant decrease in unrealized losses was across most asset classes and reflects overall recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on corporate fixed maturity investments decreased by $398,761 from December 31, 2008 to December 31, 2009.  The valuation of these securities has been significantly influenced by market conditions with increased liquidity and tightening of credit spreads.  Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

	December 31,
Sector	2009	2008
Finance	77%	51%
Utility	10%	20%
Natural resources	4%	9%
Consumer	4%	8%
Transportation	2%	4%
Other	3%	8%
	100%	100%

All sectors across the corporate fixed maturity investment class had a decrease in unrealized losses.  While the proportionate percentage in the finance sector increased, the actual unrealized losses decreased by $146,978.  The finance sector has recovered more slowly than the other sectors in 2009.  At December 31, 2009, 57% of total unrealized losses on corporate debt securities (approximately $122,795 of the $216,886), were related to securities on which there has been a ratings downgrade since December 31, 2008.  Of the downgraded securities, 47% (approximately $57,135 of the $122,795) continue to be rated BBB or above.

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $283,041, $51,145, and $75,127 respectively, since December 31, 2008, generally due to tightening of credit spreads and increased market liquidity.  Although markets have improved, the continued market disruption has influenced valuations at December 31, 2009.  Unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal.  See Note 7 for additional discussion regarding fair value measurements.

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

Equity investments - The decrease in unrealized losses of $507 from December 31, 2008 to December 31, 2009 is primarily due to the financial services industry.

Other-than-temporary impairment recognition - The Company adopted ASC section 320-10-65 for its fiscal quarter ended June 30, 2009.  The adoption resulted in the reclassification of the non-credit portion of previously recorded other-than-temporary impairments on securities held as of April 1, 2009.  A cumulative effect adjustment of $8,528 was recorded as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss) in the consolidated statement of stockholder’s equity.  The following table summarizes the components of the cumulative effect adjustment:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Increase in amortized cost of fixed maturity available-for-sale securities	$16,680
Change in deferred acquisition costs and value of business acquired	(3,560)
Income tax	(4,592)
Net cumulative effect	$8,528

The Company recorded other-than-temporary impairments on fixed maturity investments of $112,757, $87,886 and $34,485 during the years ended December 31, 2009, 2008 and 2007, respectively.  Of the $112,757, $88,134 was credit-related other-than-temporary impairment on asset-backed securities with underlying collateral backed by home improvement loans guaranteed by Financial Guaranty Insurance Company.  During 2009, $13,422 was non-credit other-than-temporary impairment reclassified to other comprehensive income.  During 2009, all other-than-temporary impairments on fixed maturity investments were related to continuing operations.  Of the $87,886 recorded during the years ended December 31, 2008, $4,372 was related to discontinued operations and $83,514 was related to continuing operations. The Company recorded other-than-temporary impairments on equity securities of $7, $3,512 and $389 during the years ended December 31, 2009, 2008 and 2007, respectively.

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in net realized capital gains (losses) in the consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, April 1, 2009	$43,871
Non-credit losses reclassified out of retained earnings into AOCI	(16,680)
Additions:
Initial impairments - credit loss recognized on securities not previously impaired	88,134
Bifurcated credit loss balance, December 31, 2009	$115,325

The credit loss portion on fixed maturities was determined as the difference between the securities’ amortized cost and the present value of expected future cash flows.  These expected cash flows were determined using judgment and the best information available to the Company and were discounted at the securities’ original effective interest rate.  Inputs used to derive expected cash flows included default rates, credit ratings, collateral characteristics and current levels of subordination.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Net Investment Income

The following table summarizes net investment income for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Investment income:
Fixed maturity and short-term investments	$795,323	$766,625	$782,013
Equity investments	532	1,240	2,260
Mortgage loans on real estate	85,116	73,838	66,994
Policy loans	244,140	218,687	205,772
Limited partnership interests	2,514	2,601	10,887
Interest on funds withheld balances under reinsurance agreements	18,779	14,413	21,199
Change in fair value of an embedded derivative contained in a reinsurance agreement	-	-	(5,521)
Other, including interest income (expense) from related parties of $(331), ($444) and $5,240	16,240	14,331	71,734
	1,162,644	1,091,735	1,155,338
Investment expenses	(13,560)	(13,266)	(15,797)
Net investment income	$1,149,084	$1,078,469	$1,139,541

Realized Gains (Losses) on Investments

The following table summarizes net realized gains (losses) on investments for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Net realized gains (losses):
Fixed maturity and short-term investments	$(58,208)	$(30,797)	$(9,570)
Equity investments	7	(4,162)	(48)
Mortgage loans on real estate	1,091	2,568	3,202
Limited partnership interests	-	1,112	(38)
Other	(4,258)	9,583	590
Provision for mortgage impairments, net of recoveries	(6,172)	-	3,836
Net realized gains (losses) on investments	$(67,540)	$(21,696)	$(2,028)

Included in net investment income are unrealized gains (losses) in the amounts of $4,749, ($969) and ($205) on held-for-trading fixed maturity investments still held at December 31, 2009, 2008 and 2007, respectively.

Included in net investment income and net realized gains (losses) on investments are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of invested assets that are segmented for the benefit of the participating fund account.  The amounts of net investment income allocated to the participating fund account were $4,799, $4,823 and $373,244 for the years ended December 31, 2009, 2008 and 2007, respectively.  The amounts of net realized gains (losses) allocated to the participating fund account were $234, $177 and ($4,669) for the years ended December 31, 2009, 2008 and 2007, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

7.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Assets	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Fixed maturities and short-term investments	$14,546,467	$14,546,467	$12,378,740	$12,378,740
Mortgage loans on real estate	1,554,132	1,570,217	1,380,101	1,373,015
Equity investments	25,679	25,679	17,790	17,790
Policy loans	3,971,833	3,971,833	3,979,094	3,979,094
Other investments	24,312	50,159	31,992	58,600
Derivative instruments	23,150	23,150	92,713	92,713
Collateral under securities lending agreements	38,296	38,296	43,205	43,205
Collateral under derivative counterparty collateral agreements	4,300	4,300	-	-
Reinsurance receivable	7,018	7,018	8,144	8,144
Separate account assets	18,886,901	18,886,901	15,121,943	15,121,943

	December 31, 2009		December 31, 2008
Liabilities	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Annuity contract reserves without life contingencies	$7,167,733	$7,105,090	$6,736,101	$6,176,405
Policyholders' funds	286,175	286,175	320,320	320,320
Repurchase agreements	491,338	491,338	202,079	202,079
Commercial paper	97,613	97,613	97,167	97,167
Payable under securities lending agreements	38,296	38,296	43,205	43,205
Payable under derivative counterparty collateral agreements	4,300	4,300	-	-
Derivative instruments	3,317	3,317	-	-
Notes payable	532,319	532,319	532,307	532,307
Separate account liabilities	18,886,901	18,886,901	15,121,943	15,121,943

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
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

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

Derivative counterparty agreements

Included in other assets and other liabilities at December 31, 2009 is cash collateral received from counterparties and the obligation to return the cash collateral to the counterparties.

Derivative instruments

Included in other assets at December 31, 2009 and 2008 are derivative financial instruments in the amounts of $23,150 and $92,713, respectively.  Included in other liabilities at December 31, 2009 and 2008 are derivative financial instruments in the amounts of $3,317 and $0, respectively.  The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps and interest rate swaptions which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.  Counterparty credit risk was evaluated and adjusted accordingly at both December 31, 2009 and 2008.

Reinsurance receivable

The carrying value of the reinsurance receivable is a reasonable estimate of fair value due to their short-term nature.

Annuity contract benefits without life contingencies

The estimated fair values of annuity contract benefits without life contingencies are estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for credit risk.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

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

Fair value hierarchy

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

•    Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities were obtained from a pricing service.  The list of inputs used by the pricing service is reviewed on a quarterly basis.  The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data.  Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.  See Note 6 for further discussions of derivatives and their impact on the Company’s consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	December 31, 2009
Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,038,794	$-	$2,038,794
Obligations of U.S. states and their subdivisions	-	1,363,851	-	1,363,851
Foreign governments	-	465	-	465
Corporate debt securities	-	6,940,809	188,936	7,129,745
Asset-backed securities	-	1,495,680	392,365	1,888,045
Residential mortgage-backed securities	-	771,063	-	771,063
Commercial mortgage-backed securities	-	617,860	58,270	676,130
Collateralized debt obligations	-	47,991	1,729	49,720
Total fixed maturities available-for-sale	-	13,276,513	641,300	13,917,813
Fixed maturities, held for trading:
U.S. government direct obligations and U.S. agencies	-	39,112	-	39,112
Corporate debt securities	-	50,128	-	50,128
Asset-backed securities	-	42,717	-	42,717
Commercial mortgage-backed securities	-	8,217	-	8,217
Total fixed maturities held for trading	-	140,174	-	140,174
Equity investments available-for-sale:
Consumer products	68	-	-	68
Equity mutual funds	20,277	505	-	20,782
Airline industry	4,829	-	-	4,829
Total equity investments	25,174	505	-	25,679
Short-term investments available-for-sale	55,557	432,923	-	488,480
Collateral under securities lending agreements	38,296	-	-	38,296
Other assets 1	-	23,150	-	23,150
Separate account assets 2	11,039,441	7,303,499	9,960	18,352,900
Total assets	$11,158,468	$21,176,764	$651,260	$32,986,492

Liabilities
Total liabilities 1	$-	$-	$3,317	$3,317

1	Includes derivative financial instruments.
2	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities
	Year Ended December 31, 2009
	Fixed maturities available-for sale: U.S government and U.S. agencies	Fixed maturities available-for-sale: corporate debt securities	Fixed maturities available-for-sale: asset- backed securities	Fixed maturities available-for-sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532
Realized and unrealized gains and losses:
Gains (losses) included in net income	-	(2,597)	(84,990)	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	2,227	47,030	178,951	3,281	1,592	(6,541)	1,902
Purchases, issuances and settlements	(256)	(52,008)	(124,017)	(332)	(12,027)	-	7,526
Transfers in (out) of Level 3	(16,682)	(7,464)	(98,930)	-	11,951	-	-
Balance, December 31, 2009	$-	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2009	$-	$-	$-	$-	$-	$-	$-

1  Includes derivative financial instruments.

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009
	Net realized gains (losses) on investments	Net investment income
Realized and unrealized gains and losses included in net income for the period	$(87,587)	$-

Non-recurring fair value measurements - At December 31, 2009, the Company held $1,900 of cost basis in other assets comprised of head office properties which were impaired during the year.  The property was recorded at estimated fair value and represents a non-recurring fair value measurement.  The estimated fair value was categorized as Level 2 since the fair value was based on an independent third party appraisal.  The Company has no liabilities measured at fair value on a non-recurring basis at December 31, 2009.

8.  Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts.  The Company retains a maximum liability in the amount of $3,500 of coverage per individual life.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2009 and 2008, the reinsurance receivables had carrying values in the amounts of $573,963 and $546,491, respectively.  Included in these amounts are $452,510 and $425,369 at December 31, 2009 and 2008, respectively, associated with reinsurance agreements with related parties.  At December 31, 2009 and 2008, 71% and 69% of the total reinsurance receivable was due from CLAC, respectively.  There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2009 or 2008.  Included within life insurance in the tables below is a small portion of Healthcare business as discussed in Note 17.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2009:

	Life Insurance In-Force
	Individual	Group	Total
Written and earned direct	$50,468,445	$33,398,994	$83,867,439
Reinsurance ceded	(11,468,482)	-	(11,468,482)
Reinsurance assumed	86,580,158	-	86,580,158
Net	$125,580,121	$33,398,994	$158,979,115

Percentage of amount assumed to net	68.9%	0.0%	54.5%

	Premium Income

	Life Insurance	Annuities	Total
Written and earned direct	$431,585	$3,039	$434,624
Reinsurance ceded	(48,687)	(74)	(48,761)
Reinsurance assumed	174,389	-	174,389
Net	$557,287	$2,965	$560,252

The following tables summarize life insurance in-force and total premium income at, and for the year ended, December 31, 2008:

	Life Insurance In-Force
	Individual	Group	Total
Written and earned direct	$51,109,750	$32,332,557	$83,442,307
Reinsurance ceded	(11,655,940)	-	(11,655,940)
Reinsurance assumed	91,066,830	-	91,066,830
Net	$130,520,640	$32,332,557	$162,853,197

Percentage of amount assumed to net	69.8%	0.0%	55.9%

	Premium Income

	Life Insurance	Annuities	Total
Written and earned direct	$371,952	$(1,153)	$370,799
Reinsurance ceded	(37,035)	(141)	(37,176)
Reinsurance assumed	189,908	1,605	191,513
Net	$524,825	$311	$525,136

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table summarizes total premium income for the year ended, December 31, 2007:

	Premium Income

	Life Insurance	Annuities	Total
Written and earned direct	$317,339	$5,058	$322,397
Reinsurance ceded	(1,406,752)	(25,608)	(1,432,360)
Reinsurance assumed	252,645	51	252,696
Net	$(836,768)	$(20,499)	$(857,267)

9.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) for the years ended December 31, 2009, 2008 and 2007:

	DAC	VOBA	Total
Balance, January 1, 2007	$451,215	$53,919	$505,134
Capitalized additions	73,062	-	73,062
Amortization and writedowns	(128,575)	(6,995)	(135,570)
Unrealized investment (gains) losses	1,121	118	1,239
Purchase accounting adjustment	-	(563)	(563)
Balance, December 31, 2007	396,823	46,479	443,302
Capitalized additions	65,108	-	65,108
Amortization and writedowns	(55,551)	2,852	(52,699)
Unrealized investment (gains) losses	251,940	6,380	258,320
Balance, December 31, 2008	658,320	55,711	714,031
Capitalized additions	80,977	-	80,977
Amortization and writedowns	(64,837)	(1,161)	(65,998)
Unrealized investment (gains) losses	(242,085)	(5,881)	(247,966)
Balance, December 31, 2009	$432,375	$48,669	$481,044

The estimated future amortization of VOBA for the years ended December 31, 2010 through December 31, 2014 is as follows:

Year Ended December 31,	Amount
2010	$2,213
2011	2,421
2012	2,699
2013	2,929
2014	3,119

10.  Goodwill and Other Intangible Assets

The balances of and changes in goodwill, all of which is within the Retirement Services segment, for the years ended December 31, 2009 and 2008 are as follows:

Balance, January 1, 2008	$101,655
Purchase price accounting adjustment	3,600
Balance, December 31, 2008 and 2009	$105,255

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of December 31, 2009 and 2008:

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

	December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(7,249)	$29,065
Preferred provider agreements	7,970	(3,211)	4,759
Total	$44,284	$(10,460)	$33,824

Amortization expense for other intangible assets included in general insurance expenses was $4,192, $4,725 and $4,699 for the years ended December 31, 2009, 2008 and 2007, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2010 through December 31, 2014 is as follows:

Year Ended December 31,	Amount
2010	$3,996
2011	3,793
2012	3,590
2013	3,410
2014	3,215

11.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility (See Note 20).

The following table provides information regarding the Company’s commercial paper program at December 31, 2009 and 2008:

	December 31,
	2009	2008
Commercial paper outstanding	$97,613	$97,167
Maturity range (days)	7 - 20	6 - 28
Interest rate range	0.3%- 0.4%	0.6% - 2.4%

12.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2009 and 2008, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2009 and 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

GWLA’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Unaudited)
Net income	$282,033	$247,957	$562,309
Capital and surplus	1,375,267	901,429	1,846,170

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2009, 2008 and 2007, the Company paid dividends in the amounts of $24,682, $1,772,293 and $604,983, respectively, to its parent company, GWL&A Financial.  Dividends paid during 2008 were paid in part using the proceeds received from the sale of the Company’s Healthcare business as discussed in Note 3.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Unaudited statutory capital and surplus and net gain from operations at and for the year ended December 31, 2009 were $1,375,267 and $337,553, respectively.  GWLA may pay up to $337,553 (unaudited) of dividends during the year ended December 31, 2010 without the prior approval of the Colorado insurance commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

13.  Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$1,174,693	$(411,143)	$763,550
Net changes during the year related to cash flow hedges	(57,218)	20,027	(37,191)
Reclassification adjustment for (gains)losses realized in net income	71,473	(25,016)	46,457
Net unrealized gains (losses)	1,188,948	(416,132)	772,816
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(250,468)	87,664	(162,804)
Net unrealized gains (losses)	938,480	(328,468)	610,012
Employee benefit plan adjustment	43,797	(15,329)	28,468
Other comprehensive income (loss)	$982,277	$(343,797)	$638,480

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2008:

	Year Ended December 31, 2008
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$(1,431,239)	$496,555	$(934,684)
Net changes during the year related to cash flow hedges	85,494	(29,923)	55,571
Reclassification adjustment for (gains)losses realized in net income	38,978	(10,989)	27,989
Net unrealized gains (losses)	(1,306,767)	455,643	(851,124)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	254,180	(88,963)	165,217
Net unrealized gains (losses)	(1,052,587)	366,680	(685,907)
Employee benefit plan adjustment	(115,766)	40,518	(75,248)
Other comprehensive income (loss)	$(1,168,353)	$407,198	$(761,155)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2007:

	Year Ended December 31, 2007
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$3,833	$(1,342)	$2,491
Net changes during the year related to cash flow hedges	12,317	(4,311)	8,006
Reclassification adjustment for (gains)losses realized in net income	3,098	(1,084)	2,014
Net unrealized gains (losses)	19,248	(6,737)	12,511
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(4,013)	1,405	(2,608)
Net unrealized gains (losses)	15,235	(5,332)	9,903
Employee benefit plan adjustment	53,843	(18,845)	34,998
Other comprehensive income (loss)	$69,078	$(24,177)	$44,901

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

14.  General Insurance Expenses

The following table summarizes the components of general insurance expenses for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Compensation	$273,934	$282,502	$281,670
Commissions	114,461	118,978	128,003
Premium and other taxes	22,947	25,704	21,366
Capitalization of DAC	(80,977)	(65,108)	(73,062)
Depreciation and amortization	15,603	19,240	22,362
Rent, net of sublease income	6,767	3,875	5,752
Other	76,408	44,504	46,335
Total general insurance expenses	$429,143	$429,695	$432,426

15.  Employee Benefit Plans

Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement Plans - The Company has a noncontributory Defined Benefit Pension Plan covering substantially all of its employees that were hired before January 1, 1999.  Pension benefits are based principally on an employee’s years of service and compensation levels near retirement.  The Company’s policy for funding the defined benefit pension plans is to make annual contributions, which equal or exceed regulatory requirements.

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

Prior to the adoption of the measurement provisions of ASC topic 715 for its year ended December 31, 2008, the Company utilized a November 30 measurement date for the Defined Benefit Pension and Post-Retirement Medical plans.  Upon adoption of the measurement provision of ASC topic 715, the Company changed the measurement date to correspond to the end of its fiscal year, December 31.  The impact of adopting the measurement date provisions of ASC 715 was a decrease to stockholder’s equity of $206.  Prepaid benefit costs and intangible assets are included in other assets and accrued benefit costs and unfunded status amounts are included in other liabilities in the accompanying consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the under funded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans as of the years ended December 31, 2009 and 2008:

	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation:
Benefit obligation, January 1	$303,383	$278,246	$16,483	$26,207	$45,765	$41,676	$365,631	$346,129
Service cost	4,087	5,743	680	1,263	717	665	5,484	7,671
Interest cost	19,135	18,356	709	1,254	2,856	2,735	22,700	22,345
Actuarial (gain) loss	2,253	23,200	(5,129)	(2,327)	(2,517)	3,578	(5,393)	24,451
Regular benefits paid	(10,580)	(10,217)	(607)	(1,344)	(2,391)	(1,761)	(13,578)	(13,322)
Special termination benefits	-	-	-	-	-	2,053	-	2,053
Curtailments	-	(14,165)	-	(8,855)	-	(3,181)	-	(26,201)
Other	-	2,220	-	285	-	-	-	2,505
Benefit obligation, December 31	$318,278	$303,383	$12,136	$16,483	$44,430	$45,765	$374,844	$365,631
	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Change in plan assets:
Value of plan assets, January 1	$201,970	$274,452	$-	$-	$-	$-	$201,970	$274,452
Actual return (loss) on plan assets	47,188	(73,765)	-	-	-	-	47,188	(73,765)
Employer contributions	12,500	11,500	607	1,344	2,391	1,761	15,498	14,605
Benefits paid	(10,580)	(10,217)	(607)	(1,344)	(2,391)	(1,761)	(13,578)	(13,322)
Value of plan assets, December 31	$251,078	$201,970	$-	$-	$-	$-	$251,078	$201,970

	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Funded (under funded) status at December 31	$(67,200)	$(101,413)	$(12,136)	$(16,483)	$(44,430)	$(45,765)	$(123,766)	$(163,661)

A recovery in market liquidity has resulted in improved market values for the Company’s Defined Benefit Pension Plan assets since December 31, 2008.

The following table presents amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 for the Company’s Defined Benefit Pension, Post-retirement Medical and Supplemental Executive Retirement plans:

	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Amounts recognized in consolidated balance sheets:
Accumulated other comprehensive (expense)income (loss)	(79,353)	(116,920)	17,964	14,925	(4,484)	(7,676)	(65,873)	(109,671)

The accumulated benefit obligation for the Defined Benefit Pension Plan was $303,352 and $289,525 at December 31, 2009 and 2008, respectively.

The following table provides information regarding amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs at December 31, 2009:

	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(81,955)	$(53,271)	$6,522	$4,239	$(238)	$(155)	$(75,671)	$(49,187)
Net prior service (cost) credit	(300)	(195)	11,442	7,437	(4,246)	(2,760)	6,896	4,482
Net transition asset (obligation)	2,902	1,886	-	-	-	-	2,902	1,886
	$(79,353)	$(51,580)	$17,964	$11,676	$(4,484)	$(2,915)	$(65,873)	$(42,819)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table provides information regarding amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2010:

	Defined benefit pension plan		Post-retirement medical plan		Supplemental executive retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(6,285)	$(4,085)	$407	$265	$-	$-	$(5,878)	$(3,820)
Net prior service (cost) credit	(82)	(53)	1,650	1,072	(675)	(439)	893	580
Net transition asset (obligation)	1,514	984	-	-	-	-	1,514	984
	$(4,853)	$(3,154)	$2,057	$1,337	$(675)	$(439)	$(3,471)	$(2,256)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

	Defined benefit pension plan	Post-retirement medical plan	Supplemental executive retirement plan
2010	$10,891	$768	$2,699
2011	11,359	806	2,916
2012	12,142	810	2,913
2013	12,911	829	2,908
2014	13,742	933	2,721
2015 through 2019	88,795	5,977	18,181

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 includes the following components:

	Defined benefit pension plan
	2009	2008	2007
Components of net periodic (benefit) cost:
Service cost	$4,087	$5,743	$9,685
Interest cost	19,135	18,356	17,293
Expected return on plan assets	(16,073)	(20,499)	(20,166)
Amortization of transition obligation	(1,514)	(1,514)	(1,514)
Amortization of unrecognized prior service cost	88	120	218
Amortization of loss from earlier periods	10,131	679	4,877
Net periodic (benefit) cost	$15,854	$2,885	$10,393

	Post-retirement medical plan
	2009	2008	2007
Components of net periodic (benefit) cost:
Service cost	$680	$1,263	$2,050
Interest cost	709	1,254	1,489
Amortization of unrecognized prior service cost	(1,650)	(2,169)	(3,727)
Amortization of loss from earlier periods	(440)	85	651
Net periodic (benefit) cost	$(701)	$433	$463

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	Supplemental executive retirement plan
	2009	2008	2007
Components of net periodic (benefit) cost:
Service cost	$716	$665	$1,044
Interest cost	2,856	2,735	2,589
Amortization of unrecognized prior service cost	675	814	986
Amortization of loss from earlier periods	-	-	250
Net periodic (benefit) cost	$4,247	$4,214	$4,869

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans for the years ended December 31, 2009, 2008 and 2007:

	Defined benefit pension plan
	2009	2008	2007
Discount rate	6.37%	6.40%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.94%	4.94%	3.19%

	Post-retirement medical plan
	2009	2008	2007
Discount rate	6.37%	6.40%	6.75%

	Supplemental executive retirement plan
	2009	2008	2007
Discount rate	6.37%	6.40%	6.75%
Rate of compensation increase	6.00%	6.00%	6.00%

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid.  In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Post- Retirement Medical Plan.  For measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2016.

The following table presents what a one-percentage-point change would have on assumed healthcare cost trend rates:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$182	$(156)
Increase (decrease) on post-retirement benefit obligation	1,264	(1,107)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2009 and 2008:

	December 31,
	2009	2008
Equity securities	65%	62%
Debt securities	33%	30%
Other	2%	8%
Total	100%	100%

The following table presents information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  See Note 7 for a description of Level 1, Level 2 and Level 3 hierarchies and for valuation methods applied.

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2009
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common collective trust funds	$-	$162,635	$-	$162,635
Long-term asset-backed securities	-	82,370	-	82,370
Money market funds	1,490	-	-	1,490
Preferred stock	-	88	-	88
Limited partnership interests	-	-	4,495	4,495
Total	$1,490	$245,093	$4,495	$251,078

The following tables present additional information about assets and liabilities of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests	Long-term asset-backed securities	Total
Balance, December 31, 2008	$2,750	$3,627	$6,377
Actual return on plan assets:
Relating to assets held at the reporting date	142	-	142
Purchases, sales and settlements	1,603	-	1,603
Transfers in (out) of Level 3	-	(3,627)	(3,627)
Balance, December 31, 2009	$4,495	$-	$4,495

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The Defined Benefit Pension Plan utilizes various investment securities.  Generally, investment securities are exposed to various risks, such as interest rate risks, credit risk and overall market volatility.  Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such changes could materially affect the amounts reported.

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2010:

December 31, 2010
Equity securities	25% - 75%
Debt securities	25% - 75%
Other	0% - 15%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2010.  The Company made contributions in the amounts of $12,500 and $11,500 to its Defined Benefit Pension Plan during the years ended December 31, 2009 and 2008, respectively.  The Company expects to contribute approximately $768 to its Post-Retirement Medical Plan and $2,699 to its Supplemental Executive Retirement Plan during the year ended December 31, 2010.  The Company will make a contribution at least equal to the minimum contribution of $3,600 to its Defined Benefit Pension Plan during the year ended December 31, 2010.

During the second quarter of 2008, the Company recorded defined benefit pension plan costs of $672, post-retirement medical plan benefits of $19,346 and supplemental executive retirement plan costs of $1,833 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare segment.

Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 50% of base compensation.  The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999.  For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions.  Company contributions for the years ended December 31, 2009, 2008 and 2007 were $5,006, $7,384 and $9,573, respectively.

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $15,286 and $16,752 at December 31, 2009 and 2008, respectively.  The participant deferrals earned interest at the average rates of 6.93% and 7.06% during the years ended December 31, 2009 and 2008, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.37% to 8.30% for retired participants.  Interest expense related to this plan was $1,110, $1,224 and $1,261 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in general insurance expenses in the consolidated statements of income.

The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program.  Under this program, participants may defer compensation and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Effective January 1, 2005, this program no longer accepted participant deferrals.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $3,772 and $4,369 at December 31, 2009 and 2008, respectively.  The participant deferrals earned interest at the average rate of 4.4% and 4.5% during the years ended December 31, 2009 and 2008, respectively.  The interest rate is based on an annual rate determined by the Company.  The interest expense related to this plan was $187, $233 and $258 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in general insurance expense in the consolidated statements of income.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $12,240 and $9,238 at December 31, 2009 and 2008, respectively.  Unrealized gains (losses) on invested participant deferrals were $2,053, ($3,709) and $997 for the years ended December 31, 2009, 2008 and 2007, respectively.

16.  Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Year Ended December 31, 2009
	2009	2008	2007
Current	$(47,842)	$14,828	$60,813
Deferred	93,950	81,010	57,978
Total income tax provision from continuing operations	$46,108	$95,838	$118,791

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(4.9%)	(1.4%)	(1.6%)
Tax credits	(4.9%)	(2.5%)	(2.8%)
State income taxes, net of federal benefit	(2.8%)	1.1%	0.5%
Provision for policyholders' share of earnings on participating business	0.3%	(13.2%)	2.0%
Prior period adjustment	1.7%	(0.3%)	1.4%
Income tax contingency provisions	0.9%	1.0%	2.0%
Other, net	2.1%	(2.0%)	(3.4%)
Effective federal income tax rate from continuing operations	27.4%	17.7%	33.1%

Included above in the provision for policyholder’s share of earnings on participating business is the income tax effect of the $207,785 decrease in undistributed earnings on participating business as discussed in Note 4.

The Company adopted the income tax contingency provisions contained in ASC topic 740 on January 1, 2007.  As a result of the adoption of these provisions, the Company recognized an $87,427 increase in the liability for unrecognized tax benefits, of which $6,195 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  The Company recognized increases in unrecognized tax benefits of $24,843 and $6,600 during the tax years ended December 31, 2009 and 2008, respectively.  During the twelve months ended December 31, 2009, the Company recognized an increase of $21,268 in the current period unrecognized tax benefits relating to changes in the composition of the consolidated tax group.  Because of the impact of deferred tax accounting, the increase in the unrecognized tax benefit does not effect the effective tax rate.  The Company anticipates additional increases in its unrecognized tax benefits of $18,000 to $20,000, in the next twelve months, due to changes in the composition of the consolidated group.  The Company does not anticipate that this increase in its unrecognized tax benefit will impact the effective tax rate.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

A reconciliation of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

Balance, January 1, 2008	$61,286
Additions for tax positions in the current year	6,600
Reductions for tax positions in current year	(1,935)
Additions for tax positions in prior years	17,349
Reductions for tax positions in prior years	(23,221)
Balance, December 31, 2008	60,079
Additions for tax positions in the current year	24,843
Reductions for tax positions in current year	(2,670)
Reductions for tax positions in prior years	(862)
Balance, December 31, 2009	$81,390

Included in the unrecognized tax benefits of $81,390 at December 31, 2009 was $5,351 of tax benefits that, if recognized, would increase the annual effective tax rate.  Also included in the balance at December 31, 2009 is $76,039 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately $2,430, $6,916 and $1,300 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2009, 2008 and 2007, respectively.  The Company had approximately $14,978 and $12,548 accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years 2004 and prior.  Tax years 2005, 2006, 2007 and 2008 are open to federal examination by the Internal Revenue Service (the “I.R.S.”).  The Company is currently under federal examination by the I.R.S. for the 2005 tax year.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	December 31,
	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax Asset	Tax Liability	Tax Asset	Tax Liability
Policyholder reserves	$-	$278,700	$-	$105,049
Deferred acquisition costs	-	168,255	-	144,069
Investment assets	244,168	-	542,104	-
Policyholder dividends	19,861	-	20,298	-
Net operating loss carryforward	212,635	-	267,074	-
Pension plan accrued benefit liability	21,330	-	39,571	-
Goodwill	-	22,426	-	19,833
Experience rated refunds	87,397	-	29,086	-
Other	9,868	-	-	51,383
Total deferred taxes	$595,259	$469,381	$898,133	$320,334

Amounts presented for investment assets above include $58,348 and $400,339 related to the net unrealized losses (gains) on the Company’s fixed maturity and equity investments, which are classified as available-for-sale at December 31, 2009 and 2008, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that files an income tax return separate from the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2009, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2020	$170,077
2021	113,002
2022	136,796
2023	81,693
Total	$501,568

Included in due from parent and affiliates at December 31, 2009 and 2008 is $177,716 and $37,097, respectively, of income taxes receivable from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.  Included in the consolidated balance sheets at December 31, 2009 and 2008 is $34,905 and $31,205 of income taxes receivable in other assets related to the separate federal income tax returns filed by certain subsidiaries, state income tax returns and unrecognized tax benefits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

17.  Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

As discussed in Note 3, substantially all of the Company’s former Healthcare segment has been sold and reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment.  The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment.  The segment reporting for prior periods has been restated to reflect these changes in business segments.

The accounting policies of each of the reportable segments are the same as those described in Note 1.  The Company evaluates performance of its reportable segments based on their profitability from operations after income taxes.  Inter-segment transactions and balances have been eliminated in consolidation.  The Company’s operations are not materially dependent on one or a few customers, brokers or agents.

The following tables summarize segment financial information for the year ended and as of December 31, 2009:

	Year Ended December 31, 2009
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$428,142	$2,949	$129,161	$560,252
Fee income	49,845	331,242	5,114	386,201
Net investment income	718,040	383,446	47,598	1,149,084
Net realized losses on investments	(38,382)	(23,239)	(5,919)	(67,540)
Total revenues	1,157,645	694,398	175,954	2,027,997
Benefits and expenses:
Policyholder benefits	982,465	231,648	112,691	1,326,804
Operating expenses	101,662	360,164	70,823	532,649
Total benefits and expenses	1,084,127	591,812	183,514	1,859,453
Income (loss) from continuing operations before income taxes	73,518	102,586	(7,560)	168,544
Income tax expense	18,830	27,366	(88)	46,108
Income (loss) from continuing operations	$54,688	$75,220	$(7,472)	$122,436

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	December 31, 2009
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$11,907,136	$7,101,489	$1,367,403	$20,376,028
Other assets	1,430,349	853,069	164,260	2,447,678
Separate account assets	4,598,607	14,288,294	-	18,886,901
Assets from continuing operations	17,936,092	22,242,852	1,531,663	41,710,607
Assets from discontinued operations	-	-	-	87,719
Total assets	$17,936,092	$22,242,852	$1,531,663	$41,798,326

The following tables summarize segment financial information for the year ended and as of December 31, 2008:

	Year Ended December 31, 2008
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$377,525	$2,291	$145,321	$525,137
Fee income	55,852	368,536	4,833	429,221
Net investment income	692,193	351,585	34,691	1,078,469
Net realized gains (losses) on investments	(11,500)	(10,165)	(31)	(21,696)
Total revenues	1,114,070	712,247	184,814	2,011,131
Benefits and expenses:
Policyholder benefits	889,967	229,948	(172,327)	947,588
Operating expenses	108,702	324,500	88,996	522,198
Total benefits and expenses	998,669	554,448	(83,331)	1,469,786
Income from continuing operations before income taxes	115,401	157,799	268,145	541,345
Income tax expense	35,846	41,023	18,969	95,838
Income from continuing operations	$79,555	$116,776	$249,176	$445,507

	December 31, 2008
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$10,653,738	$5,935,760	$1,492,175	$18,081,673
Other assets	1,678,000	934,902	235,023	2,847,925
Separate account assets	4,718,758	10,403,185	-	15,121,943
Assets from continuing operations	17,050,496	17,273,847	1,727,198	36,051,541
Assets from discontinued operations	-	-	-	124,089
Total assets	$17,050,496	$17,273,847	$1,727,198	$36,175,630

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table summarizes segment financial information for the year ended December 31, 2007:

	Year Ended December 31, 2007
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$(1,027,417)	$4,729	$165,421	$(857,267)
Fee income	69,535	388,959	4,771	463,265
Net investment income	759,037	350,382	30,122	1,139,541
Net realized gains (losses) on investments	(8,081)	4,885	1,168	(2,028)
Total revenues	(206,926)	748,955	201,482	743,511
Benefits and expenses:
Policyholder benefits	(577,592)	224,413	128,315	(224,864)
Operating expenses	190,721	338,677	80,311	609,709
Total benefits and expenses	(386,871)	563,090	208,626	384,845
Income (loss) from continuing operations before income taxes	179,945	185,865	(7,144)	358,666
Income tax expense	59,863	58,474	454	118,791
Income (loss) from continuing operations	$120,082	$127,391	$(7,598)	$239,875

18.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  Options are granted with exercise prices not less than the average market price of the shares on the five days preceding the date of the grant.  Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options.  The Lifeco plan provides for the granting of options with varying terms and vesting requirements with vesting commencing on the first anniversary of the grant and expiring ten years from the date of grant.  Lifeco did not grant stock options to employees of the Company during the year ended December 31, 2009.

The following table presents information regarding the share-based compensation expense the Company recognized during the years ended December 31, 2009, 2008 and 2007.  Share-based compensation expense of continuing operations is included in general insurance expenses in the consolidated statements of income.  Share-based compensation expense of discontinued operations is included in income from discontinued operations in the consolidated statements of income.

	Year ended December 31,
	2009	2008	2007
Continuing operations	$2,181	$3,143	$3,816
Discontinued operations	-	1,980	-
	$2,181	$5,123	$3,816

The Lifeco plan contains a provision that permits a retiring option holder with unvested stock options on the date of retirement to continue to vest in them after retirement for a period of up to five years.  Upon the retirement of an option holder with unvested options, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time.  At December 31, 2009, the Company had $2,632, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through 2015.  The weighted-average period over which these costs will be recognized in earnings is 2.1 years.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2009.  The options granted relate to underlining stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted Average
	Shares Under Option	Exercise Price (Whole Dollars)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value 1
Outstanding, January 1, 2009	4,317,541	$19.47
Exercised	(572,239)	11.67
Outstanding, December 31, 2009	3,745,302	24.30	4.8	15,247

Vested and expected to vest,
December 31, 2009	3,739,342	$24.29	4.8	$15,247

Exercisable, December 31, 2009	2,828,902	$21.96	3.9	$15,247

¹  The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2009 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents other information regarding stock options under the Lifeco plan during the year ended December 31, 2009:

Year Ended
December 31, 2009
Intrinsic value of options exercised 1	$7,039
Fair value of options vested	1,361

¹  The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

19.  Obligations Relating to Debt and Leases

The Company enters into operating leases primarily for the rental of office space.  The following table shows, as of December 31, 2009, scheduled related party debt principal repayments and minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2010 through 2014 and thereafter:

Year Ended December 31,	Related Party Notes	Operating Leases	Total Debt and Lease Obligations
2010	$-	$11,872	$11,872
2011	-	4,315	4,315
2012	-	3,329	3,329
2013	-	2,018	2,018
2014	-	2,941	2,941
Thereafter	528,400	1,227	529,627

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

20.  Commitments and Contingencies

The Company is one of two defendants in an action filed in the Colorado District Court for Arapahoe County, Colorado by a disease management vendor in an action relating to its healthcare business (which was sold to Connecticut General Life Insurance Company in a transaction that closed on April 1, 2008).  The plaintiff alleges that the Company breached a contract with it and engaged in tortious conduct, for which the plaintiff seeks both compensatory and punitive damages.  The Company believes it has meritorious defenses against the plaintiff’s claims and is vigorously contesting them.  The Company’s motion for partial summary judgment is pending.  The lawsuit is scheduled for trial commencing March 1, 2010.

The extent of the losses beyond any amounts that may be accrued is not readily determinable at this time.  However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although its results of discontinued operations may be adversely affected.

The Company is involved in various other legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2010.  Interest accrues at a rate dependent upon various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted statutory net worth of $900,000 plus 50% of its statutory net income, if positive, for each quarter ending after June 30, 2008.  The Company had no borrowings under the credit facility at either December 31, 2009 or 2008 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2009 and 2008 were $126,882 and $49,334, respectively, all of which is due within one year from the dates indicated.

21.  Subsequent Events

Management has evaluated subsequent events for potential recognition or disclosure in the Company’s consolidated financial statements through February 19, 2010, the date on which the Company’s consolidated financial statements were issued.  No subsequent event has occurred requiring its recognition or disclosure in the Company’s consolidated financial statements.

On February 8, 2010, the Company’s Board of Directors declared a dividend in the amount of $66,000 to be paid during the first quarter of 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Schedule III
Supplemental Insurance Information
(In Thousands)

	As of and for the year ended December 31, 2009
Operations:	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Deferred acquisition costs	$174,360	$258,015	$-	$432,375
Future policy benefits, losses, claims and expenses	11,598,641	6,994,319	341,688	18,934,648
Unearned premium reserves	37,912	-	-	37,912
Other policy claims and benefits payable	689,377	319	28,349	718,045
Premium income	428,142	2,949	129,161	560,252
Net investment income	718,040	383,446	47,598	1,149,084
Benefits, claims, losses and settlement expenses	982,465	231,648	112,691	1,326,804
Amortization of deferred acquisition costs	16,221	48,616	-	64,837
Other operating expenses	85,441	311,548	70,823	467,812

	As of and for the year ended December 31, 2008
Operations:	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Deferred acquisition costs	$255,148	$403,172	$-	$658,320
Future policy benefits, losses,claims and expenses (1)	11,181,058	6,568,078	320,641	18,069,777
Unearned premium reserves (1)	35,871	-	-	35,871
Other policy claims and benefits payable	657,352	306	25,264	682,922
Premium income	377,525	2,291	145,321	525,137
Net investment income	692,193	351,585	34,691	1,078,469
Benefits, claims, losses and settlement expenses	889,967	229,948	(172,327)	947,588
Amortization of deferred acquisition costs	21,081	34,470	-	55,551
Other operating expenses	87,621	290,030	88,996	466,647

	For the year ended December 31, 2007
Operations:	Individual Markets Segment	Retirement Services Segment	Other Segment	Total
Premium income	$(1,027,417)	$4,729	$165,421	$(857,267)
Net investment income	759,037	350,382	30,122	1,139,541
Benefits, claims, losses and settlement expenses	(577,592)	224,413	128,315	(224,864)
Amortization of deferred acquisition costs	104,345	24,230	-	128,575
Other operating expenses	86,376	314,447	80,311	481,134

(1) A reclassification of $29,500 was made from unearned premium reserves to future policy benefits, losses, claims and expenses for consistency with the presentation as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used criteria set forth in “Internal Control - Integrated Framework” issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Part III
Item 10.
Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
James Balog	81	1993	Corporate Director
1 2 5 6

John L. Bernbach	66	2006	Chairman and CEO, The Bernbach Group, Inc.
5 6

André Desmarais, O.C.	53	1997	President and Co-Chief Executive Officer, Power Corporation; Deputy Chairman, Power Financial Corporation
1 2 4 6 7 8

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
Paul Desmarais, Jr.	55	1991	Chairman and Co-Chief Executive
1 2 4 6 7 8			Officer, Power Corporation; Chairman, Power Financial Corporation

Mitchell T.G. Graye	54	2008	President and Chief Executive Officer of the Company
1 2

Alain Louvel	64	2006	Corporate Director since 2006
3 5

Raymond L. McFeetors	65	2006	Chairman of the Board of the Company; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life Insurance Company
1 2 4 6 8

Jerry E.A. Nickerson	73	1994	Chairman of the Board, H.B.Nickerson & Sons Limited
3 8

R. Jeffrey Orr	51	2005	President and Chief Executive Officer, Power Financial Corporation since May2005; previously President and Chief Executive Officer of IGM Financial Inc.
1 2 4 6 8

Michel Plessis-Bélair, F.C.A.	67	1991	Vice Chairman, Power Corporation
3 8

Henri-Paul Rousseau	61	2009	Vice Chairman, Power Corporation since January 2009; previously President and Chief Executive Officer of la Caisse de dépot et placement du Québec
1 2 8

Raymond Royer	71	2009	Corporate Director since December 2008; previously President and Chief Executive Officer of Domtar Inc.
3 8

Philip K. Ryan	53	2008
Executive Vice President and Chief Financial Officer, Power Corporation since January 2008; Executive Vice President and Chief Financial Officer, Power Financial Corporation since January 2008; previously Chief Financial Officer, Credit Suisse Group

1 2 3 8

T. Timothy Ryan, Jr.	64	2009	President and Chief Executive Officer of the Securities Industry and Financial Markets Association since January 2008; previously Vice Chairman of JPMorgan Chase
1 2

Brian E. Walsh	56	1995	Managing Partner, Saguenay Capital, LLC
1 2 4 6 8

1   Member of the Executive Committee.
2   Member of the Investment and Credit Committee.
3   Member of the Audit Committee.
4   Member of the Compensation Committee.
5   Member of the Conduct Review Committee.
6   Member of the Governance and Nominating Committee.
7   Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers.
8   Also a director of Great-West Life.

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

A. Desmarais	CITIC Pacific Limited
P. Desmarais, Jr.	TOTAL S.A.
M.T.G. Graye	Maxim Series Fund, Inc.
P.K. Ryan	Panagora Asset Management, Inc.
T. T. Ryan, Jr.	Lloyds Banking Group
B.E. Walsh	Saguenay Capital, LLC

10.2  Identification of Executive Officers

		Served as Executive
Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Mitchell T.G. Graye	54	1997	President and Chief Executive Officer of
President and Chief			the Company
Executive Officer

Charles P. Nelson	49	2008	President, Great-West Retirement
President, Great-West			Services of the Company
Retirement Services

S. Mark Corbett	50	2008	Executive Vice President and Chief
Executive Vice			Investment Officer of the Company
President and Chief
Investment Officer

Robert K. Shaw	54	2008	Executive Vice President, Individual
Executive Vice President,			Markets of the Company
Individual Markets

James L. McCallen	59	2008	Senior Vice President and Chief
Senior Vice President			Financial Officer of the Company
and Chief Financial
Officer

Graham R. McDonald	63	2008	Senior Vice President, Corporate
Senior Vice President,			Resources of the Company
Corporate Resources

Scot A. Miller	51	2008	Senior Vice President and Chief
Senior Vice President			Information Officer of the Company
and Chief Information
Officer

Richard G. Schultz	49	2008	Senior Vice President, General Counsel
Senior Vice President,			and Secretary of the Company
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

10.4  Security Holder Communications

As a wholly-owned subsidiary, the Board of Directors of the Company does not have a process for security holders to send communications to the Board of Directors.

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

2.  Base Salary

Base salaries for the Named Executive Officers are set annually, taking into account the individual's job responsibilities, experience and proven or expected performance, as well as market conditions. The Company gathers market data in relation to the insurance and financial services industries and also considers surveys prepared by external professional compensation consultants such as Tower Perrin, Hewitt, Mercer and McLagan Partners with regard to peer groups in these industries.

3.  Bonuses

(a)  Annual Incentive Bonus Plan
To relate the compensation of the Named Executive Officers to the performance of the Company, an annual incentive bonus plan (the “Annual Incentive Bonus Plan”) is provided. Target objectives are set annually, and may include earnings, expense or sales targets of the Company and/or a business unit of the Company or specific individual objectives related to strategic initiatives, acquisition related integration or synergy achievements.

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

The duties, responsibilities and contributions of participants to the success of the Company are taken into account when the Lifeco Compensation Committee determines whether, and how many, new option grants should be made.  The granting of options is subject to the terms and conditions contained in the Lifeco Stock Option Plan and any additional terms and conditions fixed by the Lifeco Compensation Committee at the time of the grant.

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

 (b)  SERP

To provide a competitive retirement benefit to certain key executives, the Company also has a nonqualified supplemental executive retirement plan (the “SERP”), which provides benefits above the compensation limits applicable to the Defined Benefit Plan.  See Section 11.8 below for information on the participation of the Named Executive Officers in the SERP and a description of the terms of the SERP.

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

6.  Nonqualified Deferred Compensation

To provide market competitive compensation to certain key executives, the Company also has a nonqualified deferred compensation plan (“NQDCP”) and a nonqualified executive deferred compensation plan (“EDCP”).  See Section 11.9 below for information on the participation of the Named Executive Officers in these plans and a description of the terms of the plans.

7.  Perquisites Program

The Company has a limited perquisites program in which the Named Executive Officers participate.

A perquisites account of up to $5,500 is available to officers at the level of Senior Vice President and above for reimbursement of expenses such as club dues, employee recognition or other miscellaneous expenses.  In addition, these officers have available a one time membership perquisite of up to $10,000.

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
P. Desmarais, Jr.
R.L. McFeetors
B.E. Walsh

11.3  Compensation Committee Interlocks and Insider Participation

R.L. McFeetors retired as President and Chief Executive Officer of the Company effective May 1, 2008 and is currently Chairman of the Board of Directors.  Mr. McFeetors is a member of the Compensation Committee.

11.4  Summary Compensation Table

The following table sets out compensation paid by the Company to the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2009; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Mitchell T.G. Graye	2009	900,000	-		327,962	1,125,000	298,978	136,399	2,788,339
President and Chief	2008	788,333	300,000	(1)	291,760	1,062,500	262,256	693,727	4,898,576
Executive Officer			1,500,000	(2)
	2007	658,750	-		291,760	658,750	-	20,500	1,629,760

James L. McCallen	2009	357,500	-		12,367	255,612	122,400	21,435	769,314
Senior Vice President	2008	319,130	51,000	(1)	28,640	220,200	158,469	19,598	877,037
and Chief Financial			80,000	(2)
Officer

Charles P. Nelson	2009	611,250	-		64,363	611,250	207,582	80,408	1,574,853
President, Great-West	2008	565,000	92,000	(1)	28,160	452,000	233,822	53,560	1,424,542
Retirement Services	2007	455,334	50,000	(3)	-	341,500	-	18,039	864,873

S. Mark Corbett	2009	475,000	-		53,284	475,000	61,612	21,225	1,086,121
Executive Vice	2008	389,474	100,000	(1)	51,680	341,000	76,284	19,550	1,017,988
President and Chief			40,000	(2)
Investment Officer

Robert K. Shaw	2009	412,500	-		-	371,250	141,913	21,025	946,688
Executive Vice	2008	371,750	-		28,640	251,000	178,239	18,450	848,079
President, Individual
Markets

(1)  These were special bonuses paid with respect to the acquisition of Putnam Investments by Lifeco.

(2)  These were special bonuses paid with respect to the sale of the Company’s healthcare business.

(3)  This was a special bonus paid with respect to the acquisition of a block of defined contribution business.

(4)  This relates to Lifeco options granted under the Lifeco Option Plan.  The amounts reflected are the dollar amount recognized for financial statement reporting purposes in accordance with the provisions of Accounting Standards Codification topic 718 in 2009 (without regard to the estimate of forfeitures related to service based vesting conditions), with respect to all options granted to the Named Executive Officers which vested in 2009.  For further information, see Footnote 18 to the Company’s December 31, 2009 Financial Statements contained in Item 8 of this Form 10-K.

(5)  These are bonuses earned under the Annual Incentive Bonus Plan.

(6)  The change in pension value and nonqualified deferred compensation earning are as follows:

(a)	Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $42,285 and a change in actuarial present value under the SERP of $256,693.

(b)	Mr. McCallen had a change in actuarial present value under the Defined Benefit Plan of $122,400.

(c)
Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $71,840, a change in actuarial present value under the SERP of $129,460 and above market earnings under the EDCP of $6,282.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 5.02% of total earnings (5.02% being 120% of the applicable federal long-term rate at December 31, 2008).

(d)	Mr. Corbett had a change in actuarial present value under the Defined Benefit Plan of $61,612.

(e)
Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $84,090, a change in actuarial present value under the SERP of $54,121 and above market earnings under the EDCP of $3,702.

(7)	The components of other compensation for each of the Named Executive Officers are as follows:

(a)
Mr. Graye received (i) a car lease benefit of $16,235; (ii) a perquisites account reimbursement of $5,000; (iii) a 401(k) Plan employer contribution of $6,125; and (iv) $109,039 in respect of directors’ fees.

(b)	Mr. McCallen received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,710; and (iii) a 401(k) Plan employer contribution of $6,125.

(c)
Mr. Nelson received (i) a housing benefit of $59,183 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,600; (iii) a perquisites account reimbursement of $5,500; and (iv) a 401(k) Plan employer contribution of $6,125.

(d)	Mr. Corbett received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) plan employer contribution of $6,125.

(e)	Mr. Shaw received (i) a car allowance of $ 9,400; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $6,125.

11.5  Grants of Plan-Based Awards for 2009

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan and Lifeco Option Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Thresholds	Target	Maximum	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)
M.T.G. Graye	$-	$900,000	$1,125,000	-	$-

J.L. McCallen	-	268,125	268,125	-	-

C.P. Nelson	-	611,250	611,250	-	-

S.M. Corbett	-	475,000	475,000	-	-

R.K. Shaw	-	412,500	412,500	-	-

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

For 2009:

(i)
M.T.G. Graye had an opportunity to earn 100% of annualized year end base salary if earnings targets were met and up to 125% of annualized year end base salary if earnings targets were exceeded by specified amounts;

(ii)	J.L. McCallen had an opportunity to earn up to 75% of base salary earned in 2009 - 40% based on earnings targets, 15% based on expense related targets and 20% based on specific individual objectives;

(iii)	C.P. Nelson had an opportunity to earn up to 100% of base salary earned in 2009 - 60% based on earnings targets, 10% based on expense related targets and 30% based on sales related targets;

(iv)	S.M. Corbett had an opportunity to earn up to 100% of base salary earned in 2009 - 50% based on earnings targets, 10% based on expense related targets and 40% on specific individual objectives; and

(v)	R.K. Shaw had an opportunity to earn up to 100% of base salary earned in 2009 - 60% based on earnings targets, 10% based on expense related targets and 30% based on sales related targets.

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

11.6  Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan as of December 31, 2009.  Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1/1.15 which was Lifeco’s average rate for the year (the “Conversion Rate”).

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

M.T.G. Graye	125,002	-		$9.68	April 26,2010
	80,000	-		15.25	April 25, 2011
	100,000	-		16.89	July 9, 2013
	224,000	56,000	(1)	25.94	December 13, 2015
	11,000	264,000	(2)	27.19	May 12, 2018

J.L. McCallen	32,830	-		14.90	December 3, 2011
	20,000	-		16.89	July 9, 2013
	4,000	96,000	(3)	27.19	May 12, 2018

C.P. Nelson	120,000	-		14.90	December 3, 2011
	13,200	96,800	(4)	32.37	February 27, 2017
	4,400	105,600	(5)	24.86	March 24, 2018

S.M. Corbett	80,000	-		14.90	December 3, 2011
	20,000	-		16.89	July 9, 2013
	10,800	79,200	(6)	32.37	February 27, 2017
	2,000	48,000	(7)	27.19	May 12, 2018

R.K. Shaw	100,000	-		14.90	December 3, 2011
	20,000	-		16.89	July 9, 2013

(1)  These 56,000 options vest on December 14, 2010.

(2)  These options vest as follows: 22,000 on May 13, 2010; 40,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 40,335 on November 13, 2015.

(3)  These options vest as follows: 8,000 on May 13, 2010; 14,667 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 14,665 on November 13, 2015.

(4)  These options vest as follows: 16,132 on each of February 28, 2010, 2011, 2012, 2013 and 2014; and 16,140 on August 28, 2014.

(5)  These options vest as follows: 8,800 on March 25, 2010; 16,133 on each of March 25, 2011, 2012, 2013, 2014 and 2015; and 16,135 on September 25, 2015.

(6)  These options vest as follows: 13,199 on each of February 28, 2010, 2011, 2012, 2013 and 2014; and 13,205 on August 28, 2014.

(7)  These options vest as follows: 4,000 on May 13, 2010; 7,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 7,335 on November 13, 2015.

11.7  Option Exercises for 2009

No Lifeco options were exercised by the Named Executive Officers in 2009.

11.8  Pension Benefits for 2009
1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year

M.T.G. Graye	Defined Benefit Plan	17	$279,705	$-
	SERP	17	1,038,800	-

J.L. McCallen	Defined Benefit Plan	35	1,222,004	-

C.P. Nelson	Defined Benefit Plan	27	541,193	-
	SERP	27	619,540	-

S.M. Corbett	Defined Benefit Plan	23	472,783	-

R.K. Shaw	Defined Benefit Plan	32	819,122	-
	SERP	32	457,624	-

(1) The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2009.  These amounts are based on pay through December 31, 2009.  The assumptions used for these calculations are consistent with actuarial valuations of the plans.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2009, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2009 at the applicable discount rate for December 31, 2009.  Benefits calculated under the SERP are the termination benefit.

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

Average annual compensation is the highest average of compensation paid during 5 consecutive years of credited service out of the last 7 years of credited service.

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

3.  Narrative Description of the SERP

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

11.9  Nonqualified Deferred Compensation for 2009
1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

J.L. McCallen	NQDC	-	29,473	-	138,318

C.P. Nelson	EDCP	-	23,739	-	363,567

R.K. Shaw	NQDC	-	52,555	-	234,469
	EDCP	-	14,151	-	236,400

(1)  Amounts contributed are included in the Salary column of the Summary Compensation Table.

2.  Narrative Description of the Nonqualified Deferred Compensation Plan and Executive Deferred Compensation Plan

All officers at the level of Vice President and above, and others at the discretion of the Company, are eligible to participate in the NQDCP.  At the Company’s discretion, executive officers may be designated to participate in the EDCP.

Under the NQDCP and EDCP, a participant may defer (i) a minimum of the greater of $2,500 or 5% of base salary (including sales related compensation under the NQDCP) and a maximum of 90% of base salary; and (ii) a minimum of 5% and a maximum of 90% of bonus.

Under the NQDCP, participants specify one or more investment preferences in which deferrals are deemed to be invested.  Participant accounts are adjusted for interest, earnings or losses equal to the actual results of the underlying investment(s).  Under the EDCP, participant deferrals earn an interest rate equal to the Moody’s Average Annual Corporate Bond Index rate plus .45% for actively employed participants and fixed rates ranging from 6.41% to 8.3% for retired participants.

Amounts deferred under both plans and the earnings from the plans are distributed to a participant upon termination of employment, if not distributed earlier.  Amounts distributed under the plans are generally paid in either a lump sum or installments over 3, 5, 10 or 15 years at the election of the participant.

Following a change in control of the Company, the Board of Directors may terminate one or both plans in its discretion and pay all amounts due under a terminated plan to participants.  Certain payments following termination of employment or after a change in control may be delayed to comply with requirements under the Internal Revenue Code.

11.10  Compensation of Directors for 2009
1.  Table

The following sets out compensation earned in 2009 by the Directors identified in part 10.1 of this Form 10-K, and by O.T. Dackow, K.P. Kavanagh, W. Mackness and D.A. Nield, who retired as Directors on May 4, 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Balog	79,883	45,000	156	125,039

J.L. Bernbach	51,883	45,000	156	97,039

O.T. Dackow	26,262	15,453	54	41,769

A. Desmarais	27,826	-	-	27,826

P. Desmarais, Jr.	24,348	-	-	24,348

M.T.G. Graye	63,883	45,000	156	109,039

K.P. Kavanagh	10,435	-	-	10,435

A. Louvel	56,883	45,000	156	102,039

W. Mackness	24,560	13,438	47	38,044

R.L. McFeetors	34,783	-	-	34,783

J.E.A. Nickerson	17,391	-	-	17,391

D.A. Nield	6,957	-	-	6,957

R.J. Orr	34,783	-	-	34,783

M. Plessis-Bélair	15,652	-	-	15,652

H. P. Rousseau	19,130	-	-	19,130

R. Royer	8,696	-	-	8,696

P.K. Ryan	31,304	-	-	31,304

T.T. Ryan, Jr.	41,621	29,547	106	71,274

B.E. Walsh	49,292	15,453	54	64,799

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

A Director serving on the Audit Committee who is not also a Director of Great-West Life receives an additional retainer fee in the amount of $3,000.  The Company pays all Directors a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended.  The Chairman of the Executive Committee receives an annual fee in the amount of $25,000 and the Chairman of the Investment Committee receives an annual fee in the amount of $20,000.

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

The following are the number of Deferred Share Units held by the Directors, as of December 31, 2009, with respect to contributions made by the Company and/or its subsidiaries.

Name	Deferred Share Units

J. Balog	47,096

J.L. Bernbach	6,712

A. Desmarais	10,713

P. Desmarais, Jr.	-

M.T.G. Graye	9,186

A. Louvel	6,556

R.L. McFeetors	5,581

J.E.A. Nickerson	-

R.J. Orr	6,178

M. Plessis-Bélair	-

Name	Deferred Share Units
H.P. Rousseau	-

R. Royer	-

P.K. Ryan	2,553

T.T. Ryan	3,403

B.E. Walsh	24,556

Item 12.
Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2010, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)  68.59% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)  66.3% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2010, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

J. Balog	-	-	-

J.L. Bernbach	-	-	-

A. Desmarais	103,318	43,200	1,163,065
			1,076,063 options

P. Desmarais, Jr.	100,000	-	54,420
			1,476,063 options

M.T.G. Graye	6,087	75,000	-
	540,002 options

A. Louvel	-	-	-

R.L. McFeetors	1,605,810	170,500	7,335
	1,900,000 options	514,484 options

J.E.A. Nickerson	5,000	14,166	14,572

R.J. Orr	20,000	400,400	20,000
		1,772,000 options

M. Plessis-Bélair	40,000	6,000	162,426
			181,000 options

H. Rousseau	2,800	5,400	-

R. Royer	15,000	174,000	-

P.K. Ryan	-	28,283 options	28,977 options

T.T. Ryan, Jr.	-	-	-

B.E. Walsh	-	-	-

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

M.T.G. Graye	6,087	75,000	-
	540,002

J.L. McCallen	14,274	-	-
	56,830 options

C.P. Nelson	21,951	-	-
	137,600 options

S.M. Corbett	5,239	-	-
	112,800 options

R.K. Shaw	32,657	-	-
	120,000 options

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	1,990,136	888,666	1,421,818
	2,945,563 options	2,314,767 options	2,762,103 options

(1)	All holdings are common shares, or where indicated, preferred shares or exercisable options for common shares of Great-West Lifeco Inc.

(2)	All holdings are common shares, or where indicated, exercisable options for common shares of Power Financial Corporation.

(3)	All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares of Power Corporation of Canada.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.01% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.
Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2009 and 2008, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $5,183,160 and $7,600,600 for the years ended December 31, 2009 and 2008, respectively, and were composed of the following:

Audit Fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries' annual financial statements for the fiscal years ended December 31, 2009 and 2008, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $4,111,500 and $3,827,800, respectively.

Audit Related Fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2009 and 2008 were $355,200 and $426,500, respectively.  These services included “SAS 70” internal control reports and audits of the Company’s employee benefit plans.

Tax Fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2009 and 2008 were $330,500 and $484,700, respectively.  These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All Other Fees - The aggregate fees for services not included above were $385,960 and $2,861,600, respectively, for the years ended December 31, 2009 and 2008, respectively.

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
3(i)
Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Filed as Exhibit 3(1) to Registrant's Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant's Form 10-K for the year ended December 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

Description of amendment to the Great-West Lifeco Stock Option Plan Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference

Exhibit Number	Title	Page
10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

Amendment No. 3 to Supplemental Executive Retirement Plan. Filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference

10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.4	Deferred Share Unit Plan Filed as Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6	Nonqualified Deferred Compensation Plan Filed as Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith	143

Exhibit Number	Title	Page
24	Directors' Power of Attorney Directors' Power of Attorney filed as Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1996; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1997; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2003; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2005; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2006; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2007; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2008; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2009, and incorporated herein by reference

31.1	Section 302 Certification of the Chief Executive Officer filed herewith	144

31.2	Section 302 Certification of the Chief Financial Officer filed herewith	145

32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith	146

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Mitchell T.G. Graye
Mitchell T.G. Graye, President and Chief Executive Officer

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Mitchell T.G. Graye	February 19, 2010
Mitchell T.G. Graye
President and Chief Executive Officer and a Director

/s/	James L. McCallen	February 19, 2010
James L. McCallen
Senior Vice President and Chief Financial Officer

/s/	Glen R. Derback	February 19, 2010
Glen R. Derback
Senior Vice President and Controller

/s/	James Balog *	February 19, 2010
James Balog, Director

/s/	John L. Bernbach *	February 19, 2010
John L. Bernbach, Director

/s/	André Desmarais *	February 19, 2010
André Desmarais, Director

/s/	Paul Desmarais, Jr. *	February 19, 2010
Paul Desmarais, Jr., Director

/s/	Alain Louvel *	February 19, 2010
Alain Louvel, Director

/s/	Raymond L. McFeetors *	February 19, 2010
Raymond L. McFeetors, Chairman of the Board

/s/	Jerry E.A. Nickerson *	February 19, 2010
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	February 19, 2010
R. Jeffrey Orr, Director

/s/	Michel Plessis-Bélair *	February 19, 2010
Michel Plessis-Bélair, Director

/s/	Philip K. Ryan *	February 19, 2010
Philip K. Ryan, Director

/s/	T. Timothy Ryan, Jr. *	February 19, 2010
T. Timothy Ryan, Jr., Director

/s/	Henri-Paul Rousseau *	February 19, 2010
Henri-Paul Rousseau, Director

	Signature and Title	Date

/s/	Raymond Royer *	February 19, 2010
Raymond Royer, Director

/s/	Brian E. Walsh *	February 19, 2010
Brian E. Walsh, Director

* By:/s/	Glen R. Derback	February 19, 2010
Glen R. Derback
Attorney-in-fact pursuant to filed Power of Attorney