Form 10-Q
period 2010-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-05-11
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 1, 2010, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Table of Contents

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at March 31, 2010 (Unaudited)
		and December 31, 2009	3

		Condensed Consolidated Statements of Income for the Three Months
		Ended March 31, 2010 and 2009 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder's Equity for the
		Year Ended December 31, 2009 and for the Three Months Ended
		March 31, 2010 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Three
		Months Ended March 31, 2010 and 2009 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	36

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4T	Controls and Procedures	48

Part II	Other Information		48

	Item 1	Legal Proceedings	48

	Item 1A	Risk Factors	49

	Item 6	Exhibits	49

		Signature	49

Part I - Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized
cost $14,274,661 and $14,117,799)	$14,405,688	$13,917,813
Fixed maturities, held for trading, at fair value (amortized
cost $160,158 and $135,425)	166,285	140,174
Mortgage loans on real estate (net of allowances of
$14,854 and $14,854)	1,564,404	1,554,132
Equity investments, available-for-sale, at fair value
(cost $15,656 and $18,860)	21,785	25,679
Policy loans	3,966,388	3,971,833
Short-term investments, available-for-sale
(cost approximates fair value)	669,173	488,480
Limited partnership and limited liability corporation interests	245,577	253,605
Other investments	24,127	24,312
Total investments	21,063,427	20,376,028

Other assets:
Cash	19,872	170,978
Reinsurance receivable	576,089	573,963
Deferred acquisition costs and value of business acquired	431,711	481,044
Investment income due and accrued	276,953	225,449
Premiums in course of collection	6,980	9,015
Deferred income taxes	17,553	125,878
Collateral under securities lending agreements	91,004	38,296
Due from parent and affiliates	204,753	196,697
Goodwill	105,255	105,255
Other intangible assets	28,634	29,632
Other assets	529,578	491,471
Assets of discontinued operations	79,875	87,719
Separate account assets	19,128,516	18,886,901
Total assets	$42,560,200	$41,798,326

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2010	2009
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$19,347,137	$18,972,560
Policy and contract claims	280,929	286,176
Policyholders' funds	336,359	358,795
Provision for policyholders' dividends	69,003	69,494
Undistributed earnings on participating business	4,444	3,580
Total policy benefit liabilities	20,037,872	19,690,605

General liabilities:
Due to parent and affiliates	544,551	537,563
Repurchase agreements	601,332	491,338
Commercial paper	94,826	97,613
Payable under securities lending agreements	91,004	38,296
Other liabilities	484,665	618,508
Liabilities of discontinued operations	79,812	87,719
Separate account liabilities	19,128,516	18,886,901
Total liabilities	41,062,578	40,448,543

Commitments and contingencies (Note 13)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares
authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	762,254	761,330
Accumulated other comprehensive loss	43,547	(132,721)
Retained earnings	684,789	714,142
Total stockholder's equity	1,497,622	1,349,783
Total liabilities and stockholder's equity	$42,560,200	$41,798,326

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2010 and 2009
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Premium income, net of premiums ceded of $5,697 and $6,626	$210,994	$142,101
Fee income	109,639	83,894
Net investment income	279,356	281,352
Realized investment gains (losses), net:
Total other-than-temporary losses recognized	(53,055)	(2,462)
Less: Non-credit portion of other-than-temporary
losses transferred to and recognized in
other comprehensive income	15,704	-
Net other-than-temporary losses recognized in earnings	(37,351)	(2,462)
Other realized investment gains, net	17,097	4,755
Total realized investment gains (losses), net	(20,254)	2,293
Total revenues	579,735	509,640
Benefits and expenses:
Life and other policy benefits, net of reinsurance
recoveries of $6,149 and $11,366	147,853	144,830
Increase in future policy benefits	101,731	23,805
Interest paid or credited to contractholders	116,290	131,195
Provision (benefit) for policyholders' share of earnings
on participating business	386	(66)
Dividends to policyholders	23,784	25,596
Total benefits	390,044	325,360
General insurance expenses	114,976	98,750
Amortization of deferred acquisition costs and
value of business acquired	10,800	16,651
Interest expense	9,335	9,433
Total benefits and expenses, net	525,155	450,194
Income from operations before income taxes	54,580	59,446
Income tax expense	17,933	15,447
Net income	$36,647	$43,999

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder's Equity
Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (Unaudited)
(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	Paid-in	Gains (Losses)	Benefit Plan	Retained
	Stock	Capital	on Securities	Adjustments	Earnings	Total
Balances, January 1, 2009	$7,032	$756,912	$(691,594)	$(71,079)	$607,860	$609,131
Net income					122,436	122,436
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed
maturities available-for-sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						638,480
Impact of adopting ASC section 320-10-65 "Investments -
Debt and Equity Securities" on available-for-sale			(8,528)		8,528	-
securities, net of tax
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	714,142	1,349,783
Net income					36,647	36,647
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed
maturities available-for-sale			(3,251)			(3,251)
Net change in unrealized gains (losses)			179,725			179,725
Employee benefit plan adjustment				(206)		(206)
Total comprehensive income						176,268
Dividends					(66,000)	(66,000)
Capital contribution - stock-based compensation		399				399
Income tax benefit on stock-based compensation		525				525
Balances, March 31, 2010	$7,032	$762,254	$86,364	$(42,817)	$684,789	$1,497,622

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$36,647	$43,999
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Earnings allocated to participating policyholders	386	(66)
Amortization of premiums (accretion) of discounts
on investments, net	(7,544)	(16,369)
Net realized (gains) losses on investments	20,254	(2,293)
Net purchases of trading securities	(24,669)	(215,101)
Interest credited to contractholders	115,117	129,396
Depreciation and amortization	14,975	21,368
Deferral of acquisition costs	(24,310)	(16,612)
Deferred income taxes	14,782	11,829
Changes in assets and liabilities:
Policy benefit liabilities	53,650	(99,590)
Reinsurance receivable	5,801	32,542
Accrued interest and other receivables	(49,469)	(13,522)
Other, net	(106,282)	(84,471)
Net cash provided by (used in) operating activities	49,338	(208,890)

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,074,989	1,014,364
Mortgage loans on real estate	19,599	18,478
Equity investments and other limited partnership interests	14,258	15,183
Purchases of investments:
Fixed maturities available-for-sale	(1,130,021)	(1,048,606)
Mortgage loans on real estate	(31,568)	(5,600)
Equity investments and other limited partnership interests	(1,815)	(2,971)
Net change in short-term investments	(296,626)	(266,870)
Net change in repurchase agreements	109,994	147,199
Other, net	(45,295)	115,221
Net cash used in investing activities	(286,485)	(13,602)

See notes to condensed consolidated financial statements.		(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Contract deposits	$552,816	$584,176
Contract withdrawals	(374,603)	(347,610)
Change in due to parent and affiliates	(1,068)	(5,834)
Dividends paid	(66,000)	(24,682)
Net commercial paper borrowings (repayments)	(2,787)	(1,611)
Change in bank overdrafts	(22,842)	(4,526)
Income tax benefit of stock option exercises	525	437
Net cash provided by financing activities	86,041	200,350

Net decrease in cash	(151,106)	(22,142)
Cash, beginning of period	170,978	28,352
Cash, end of period	$19,872	$6,210

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$737	$1,417
Net income tax payments withheld and remitted
to taxing authorities	15,214	15,928
Interest	78	175

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	399	673

See notes to condensed consolidated financial statements.		(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, recognition of income on certain investments, valuation and accounting for derivative instruments, goodwill, deferred acquisition costs and value of business acquired, policy and contract benefits and claims, employee benefits plans and taxes on income.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP No. FAS 157-4”).  Effective July 1, 2009, FSP No. FAS 157-4 was superseded and replaced by certain provisions of ASC topic 820.  These provisions of ASC topic 820 relate to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  These provisions of ASC topic 820 reaffirm the need to use judgment to ascertain if a formerly active market

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

has become inactive and in determining fair values when markets have become inactive.  These provisions of ASC topic 820 apply to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements.  The provisions of ASC topic 820 that relate to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly were effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 820 relating to these considerations for its fiscal quarter ended June 30, 2009.  The adoption of ASC topic 820 relating to these considerations did not have a material impact on the Company’s fair value measurements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”).  Effective July 1, 2009, FSP No. FAS 115-2 and FAS 124-2 was superseded and replaced by certain provisions of ASC topic 320, “Investments - Debt and Equity Securities” (“ASC topic 320”).  These provisions of ASC topic 320 require companies, among other things, to bring greater consistency to the timing of impairment recognition and provide for greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold.  These provisions of ASC topic 320 also require increased and timelier disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  These provisions of ASC topic 320 were effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 320 for its fiscal quarter ended June 30, 2009 and recognized the effect of applying them as a change in accounting principle.  The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying these provisions of ASC topic 320 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”).  Effective July 1, 2009, FSP No. FAS 107-1 and APB 28-1 was superseded and replaced by certain provisions of ASC topic 825, “Financial Instruments” (“ASC topic 825”).  These provisions of ASC topic 825 require certain annual disclosures of ASC topic 825 to be included for interim reporting periods.  These provisions of ASC topic 825 were effective for periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 825 for its fiscal quarter ended June 30, 2009.  The additional disclosures have been incorporated herein.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  Effective July 1, 2009, SFAS No.166 was superseded and replaced by certain provisions of ASC topic 860, “Transfers and Servicing” (“ASC topic 860”).  Among other things, provisions of ASC topic 860 improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  The ASC topic 860 has been further amended relating to derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities.  These amendments to ASC topic 860 were effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 860 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 860 did not have a material impact on the Company’s condensed consolidated financial position or the results of its operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require continuous reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”).  The amended provisions of ASC topic 810 change the consolidation guidance applicable to a VIE.  They also amend the guidance governing the determination of whether an entity is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE.  The amended provisions of ASC topic 810 also require

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

enhanced disclosures about an entity’s involvement with a VIE.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 810 did not have a material impact on the Company’s condensed consolidated financial position or the results of its operations.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-10 “Consolidation: Amendments for Certain Investment Funds” (“ASU No. 2010-10”).  ASU No. 2010-10 defers the effective date of the amendments to the consolidation requirements made by certain provisions of ASC topic 810 (formerly SFAS No. 167), specifically the evaluation of a company’s interests in mutual funds, private equity funds, hedge funds, real estate entities that measure their investments at fair value, real estate investment trusts and venture capital funds.  The deferral provisions of ASU No. 2010-10 will continue indefinitely.  ASU No. 2010-10 was effective for interim and annual periods in fiscal years beginning after November 15, 2009.  The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2, and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and will adopt the Level 3 purchase, sales, issuances and settlement provisions for its fiscal year beginning January 1, 2011.  The adoption ASC No. 2010-06 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU No. 2010-11”).  ASU No. 2010-11 provides that embedded credit derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting.  In addition, ASU No. 2010-11 provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcation and separate accounting.  ASU 2010-11 is effective at the beginning of fiscal quarters beginning after June 15, 2010.  The Company will adopt ASU 2010-11 for its quarter beginning July 1, 2010.  The Company is evaluating the impact of the adoption of ASU No. 2010-11.

3.	Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business.  Certain assets and liabilities of the disposed business activities continue to be held by the Company and are presented as discontinued operations for all periods presented in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the classifications of assets and liabilities of these discontinued operations at March 31, 2010 and December 31, 2009:

Assets	March 31, 2010	December 31, 2009
Reinsurance receivable	$79,792	$87,719
Other assets	83	-
Total assets	$79,875	$87,719

Liabilities
Future policy benefits	$50,808	$56,219
Policy and contract claims	29,004	31,500
Total liabilities	$79,812	$87,719

The Company ceased recording operating activity of these discontinued operations upon completion of the transaction.

4.  Related Party Transactions

Included in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 are the following related party amounts:

	March 31, 2010	December 31, 2009
Reinsurance receivable	$460,068	$452,510
Future policy benefits	2,256,363	2,293,712

Included in the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 are the following related party amounts:

	Three Months Ended March 31,
	2010	2009
Premium income, net of related party premium
ceded of $794 and $806	$31,434	$29,445
Life and other policy benefits, net of reinsurance
recoveries of $867 and $3,102	33,591	26,031
Increase (decrease) in future policy benefits	(26,991)	(15,935)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,017,300 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2010 and December 31, 2009, there were no outstanding amounts related to the letters of credit.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  Included in fee income on the condensed consolidated statements of income is $14,102 and $11,235 of advisory and management fee income from these affiliated entities for the three-month periods ended March 31, 2010 and 2009, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended March 31, 2010 and 2009, these purchases totaled $69,629 and $18,384 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $378,431 and $364,233 at March 31, 2010 and December 31, 2009, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three-month period ended March 31, 2010, the Company paid a dividend of $66,000 to its parent, GWL&A Financial.

On September 30, 2009, the Company’s wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWLA with GWLA being the surviving entity.  The completion of the merger did not have an impact on the Company’s condensed consolidated financial statements.

5.  Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2010:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair value and	OTTI included
Fixed maturities:	cost	gains	losses	carrying value	in AOCI
U.S. government direct obligations
and U.S. agencies	$1,990,807	$85,603	$3,083	$2,073,327	$-
Obligations of U.S. states and
their subdivisions	1,460,253	136,245	1,969	1,594,529	-
Foreign governments	457	-	4	453	-
Corporate debt securities	7,052,677	393,449	162,784	7,283,342	7,376
Asset-backed securities	2,173,447	9,164	269,791	1,912,820	21,928
Residential mortgage-backed
securities	818,820	6,623	61,605	763,838	-
Commercial mortgage-backed
securities	729,867	18,424	19,426	728,865	-
Collateralized debt obligations	48,333	375	194	48,514	-
Total fixed maturities	$14,274,661	$649,883	$518,856	$14,405,688	$29,304

Equity investments:
Equity mutual funds	$15,656	$6,471	$342	$21,785	$-
Total equity investments	$15,656	$6,471	$342	$21,785	$-

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments included in accumulated other comprehensive income (loss) at December 31, 2009:

	December 31, 2009
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

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at March 31, 2010, by contractual maturity date, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized cost	Estimated fair value
Maturing in one year or less	$626,899	$655,474
Maturing after one year through five years	2,655,002	2,844,071
Maturing after five years through ten years	2,877,917	3,087,260
Maturing after ten years	2,502,632	2,447,447
Mortgage-backed and asset-backed securities	5,612,211	5,371,436
	$14,274,661	$14,405,688

Mortgage-backed and asset-backed securities, including U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities of up to thirty years and expected average lives of up to fifteen years.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$776,449	$652,035
Gross realized investment gains from sales	14,347	5,696
Gross realized investment losses from sales	40	723

Gross realized gains and losses from sales were primarily attributable to changes in interest rates, and also gains on repurchase agreement transactions.  These gains and losses are determined on a specific identification basis.

Derivative financial instruments - The Company makes limited use of derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  While the Company purchases all derivatives as hedges to manage risk, hedge accounting has not been elected for some derivative transactions.  To manage the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate.  In order to manage the risk of a change in the fair value of certain assets, interest rate futures are utilized.  Interest rate futures are also used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is managed through the use of foreign currency exchange contracts.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at March 31, 2010 and December 31, 2009.  As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred.

Interest rate swaptions in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of March 31, 2010 and December 31, 2009, the $3,300 and $4,300, respectively, of unrestricted cash received is included in other assets and the obligation to return is included in other liabilities.

The Company may purchase a financial instrument that contains a derivative instrument that is embedded in the financial instrument.  Upon purchasing the instrument, the Company determines if (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument.  If the Company determines that these conditions are met, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years.  There was no hedge ineffectiveness for the three-month periods ended March 31, 2010 or March 31, 2009.

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

Hedge ineffectiveness in the amount of ($1) was recorded as a decrease to net investment income and $19 was recorded as an increase to net investment income for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

Derivative net gains in the amounts of $314 and $606 were reclassified to net investment income at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, the Company estimates that $9,105 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Derivatives not designated as hedging instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with the interest rates on new investments.  However, timing differences may occur between commitments made and new investments, which can expose the Company to fluctuating interest rates.  To offset this risk, the Company uses U.S. Treasury futures contracts.  The Company also utilizes U.S. Treasury futures as a method of adjusting the duration of the overall portfolio.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  Although management believes the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment.  Changes in the fair value of a derivative instrument that has not been designated as a hedging instrument are recorded in current period net investment income and total realized investment gains (losses).

At March 31, 2010 and December 31, 2009, decreases in the amounts of $7,380 and $2,627, respectively, were recognized in net investment income and total realized investment gains (losses), from market value changes of derivatives not receiving hedge accounting treatment.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes derivative financial instruments at March 31, 2010:

	March 31, 2010
		Number of
	Notional amount	contracts	Strike/Swap rate 1	Maturity
Interest rate swaps	$136,200	11	0.20% - 0.44%	February 2012 -
				February 2045

Foreign currency contracts	30,000	1	N/A	December 2016

Futures:
Thirty year U.S. Treasury:
Short position	82,200	822	N/A	June 2010
Ten year U.S. Treasury:
Short position	30,300	303	N/A	June 2010
Long position	38,700	387	N/A	June 2010
Five year U.S. Treasury:
Short position	19,300	193	N/A	June 2010

Interest rate swaptions	1,140,000	60	9.90% - 10.10%	November 2010 -
				September 2015

1 Interest rate swaps - pay variable based on three to twelve-month London Interbank Offering Rate receive fixed rates between 4.9% and 5.7%.

The following table summarizes derivative financial instruments at December 31, 2009:

	December 31, 2009
		Number of
	Notional amount	contracts	Strike/Swap rate	Maturity
Interest rate swaps	$156,500	13	0.19% - 0.43%	February 2012 -
				February 2045

Foreign currency contracts	30,000	1	N/A	December 2016

Futures:
Thirty year U.S. Treasury:
Short position	83,100	831	N/A	March 2010
Ten year U.S. Treasury:
Short position	54,400	544	N/A	March 2010
Five year U.S. Treasury:
Short position	27,700	277	N/A	March 2010

Interest rate swaptions	1,140,000	60	9.90% - 10.10%	November 2010 -
				September 2015

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables present derivative instruments in the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009:

	Asset derivatives			Liability derivatives
	Fair value		Balance sheet	Fair value		Balance sheet
	March 31, 2010	December 31, 2009	location	March 31, 2010	December 31, 2009	location
Derivatives designated as hedging
instruments:
Interest rate swaps	$13,972	$14,690	(A)	$-	$-
Foreign currency exchange
contracts	-	-		1,520	3,317	(B)
Total	$13,972	$14,690		$1,520	$3,317

(A) Other assets
(B) Other liabilities

	Asset derivatives			Liability derivatives
	Fair value		Balance sheet	Fair value		Balance sheet
	March 31, 2010	December 31, 2009	location	March 31, 2010	December 31, 2009	location
Derivatives not designated as hedging
instruments:
Interest rate swaptions	$3,677	$8,460	(A)	$-	$-
	$3,677	$8,460		$-	$-
Total

(A) Other assets

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three-month periods ended March 31, 2010 and 2009:

				Gain (loss) recognized in income
	Gain (loss) recognized			on derivatives (Ineffective portion
	in AOCI on derivatives	Gain (loss) reclassified from		and amount excluded
	(Effective portion)	AOCI into income (Effective portion)		from effectiveness testing)
					Income
	Three Months Ended	Three Months Ended	Income statement	Three Months Ended	statement
	March 31, 2010	March 31, 2010	location	March 31, 2010	location
Cash flow hedges:
Interest rate swaps	$1,444	$286	(A)	$(1)	(A)
Foreign currency exchange contracts	1,798	-		-
Interest rate futures	(447)	27	(A)	-
Total	$2,795	$313		$(1)

(A) Net investment income

				Gain (loss) recognized in income
	Gain (loss) recognized			on derivatives (Ineffective portion
	in AOCI on derivatives	Gain (loss) reclassified from		and amount excluded
	(Effective portion)	AOCI into income (Effective portion)		from effectiveness testing)
					Income
	Three Months Ended	Three Months Ended	Income statement	Three Months Ended	statement
	March 31, 2009	March 31, 2009	location	March 31, 2009	location
Cash flow hedges:
Interest rate swaps	$(31,705)	$70	(A)	$19	(A)
Foreign currency exchange contracts	(363)	-		-
Interest rate futures	-	13	(A)	-
Total	$(32,068)	$83		$19

(A) Net investment income

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in		Gain (loss) recognized in
	net income on derivatives		net income on hedged assets
	Three Months Ended	Income statement	Three Months Ended	Income statement
	March 31, 2010	location	March 31, 2010	location
Fair value hedges:
Interest rate futures	$(1,177)	(A)	$-
Interest rate futures	272	(B)	-
Items hedged in interest rate futures	-		1,221	(A)
Total	$(905)		$1,221

(A) Net investment income
(B) Realized investment gains (losses), net

	Gain (loss) recognized in		Gain (loss) recognized in
	net income on derivatives		net income on hedged assets
	Three Months Ended	Income statement	Three Months Ended	Income statement
	March 31, 2009	location	March 31, 2009	location
Fair value hedges:
Interest rate futures	$3,233	(A)	$-
Interest rate futures	(1,544)	(B)	-
Items hedged in interest rate futures	-		(1,649)	(A)
Total	$1,689		$(1,649)

(A) Net investment income
(B) Realized investment gains (losses), net

	Gain (loss) recognized in		Gain (loss) recognized in
	net income on derivatives		net income on hedged assets
	Three Months Ended	Income statement	Three Months Ended	Income statement
	March 31, 2010	location	March 31, 2010	location
Derivatives not designated as
hedging instruments
Interest rate futures	$(3,559)	(A)	$-
Interest rate futures	963	(B)	-
Interest rate swaptions	(4,784)	(A)	-
Total	$(7,380)		$-

(A) Net investment income
(B) Realized investment gains (losses), net

The Company did not have derivatives not designated as hedging instruments in the condensed consolidated statement of income for the three-month period ended March 31, 2009.

Limited partnership interests and limited liability corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At March 31, 2010 and December 31, 2009, the Company had $245,577 and $253,605, respectively, invested in limited partnerships and limited liability corporations.

The Company has determined its investment in the low-income housing limited partnerships are considered VIEs.  The Company is a limited partner and has virtually no influence over the entity's operations and thus is not the primary beneficiary of the VIE.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)
The Company's investment at March 31, 2010 was as follows:

Limited partnership interests and
limited liability corporation interests	Liabilities	Maximum exposure to loss
$183,314	$-	$183,314

The Company's maximum exposure is limited to the current carry value of its investment as the return is guaranteed by a third party and the Company is not required to provide any additional funding unless the investment exceeds the minimum yield guarantee.

The Company has not provided any additional financial or other support during the period of January 1, 2010 to March 31, 2010 that it was not previously contractually required to provide.

Impairment of fixed maturity and equity investments classified as available-for-sale - The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the condensed consolidated balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

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
• A fixed maturity investment has been downgraded by a credit rating agency.
• The financial condition of the issuer has deteriorated.
· The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future.
· Dividends have been reduced or eliminated or scheduled interest payments have not been made.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations
and U.S. agencies	$454,679	$3,028	$18,456	$55	$473,135	$3,083
Obligations of U.S. states
and their subdivisions	143,124	1,913	11,010	56	154,134	1,969
Foreign governments	452	4	-	-	452	4
Corporate debt securities	487,544	34,802	1,053,638	127,982	1,541,182	162,784
Asset-backed securities	100,535	23,450	1,472,858	246,341	1,573,393	269,791
Residential mortgage-backed
securities	39,023	2,857	512,179	58,748	551,202	61,605
Commercial mortgage-backed
securities	46,957	158	103,636	19,268	150,593	19,426
Collateralized debt obligations	18	1	6,756	193	6,774	194
Total fixed maturities	$1,272,332	$66,213	$3,178,533	$452,643	$4,450,865	$518,856

Equity Investments
Equity mutual funds	$-	$-	$2,396	$342	$2,396	$342
Total equity investments	$-	$-	$2,396	$342	$2,396	$342

Total number of securities in an
unrealized loss position		128		303		431

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	December 31, 2009
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

Fixed maturity investments - Total unrealized losses and OTTI losses decreased by $211,155 and the total number of securities in an unrealized loss position decreased by 86, or 17%, from December 31, 2009 to March 31, 2010.  This decrease in unrealized losses was primarily across all asset classes and reflects recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on corporate debt securities decreased by $54,102 from December 31, 2009 to March 31, 2010.  The valuation of these securities has been significantly influenced by market conditions with increased liquidity and tightening of credit spreads.  Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	March 31, 2010	December 31, 2009
Finance	76%	77%
Utility	12%	10%
Natural resources	4%	4%
Consumer	4%	4%
Transportation	1%	2%
Other	3%	3%
	100%	100%

All sectors across the corporate fixed maturity investment class had a decrease in unrealized losses. The finance sector had a proportionate decrease of 1%, however, the actual unrealized losses decreased by $42,809 from December 31, 2009 to March 31, 2010.  While the proportionate percentage in the utility sector increased, the actual unrealized losses decreased by $2,387.  At March 31, 2010, 4% of total unrealized losses on corporate debt securities (approximately $6,344 of the $162,784), were related to securities on which there has been a ratings downgrade since December 31, 2009.  Of the downgraded securities, 100% continue to be rated BBB or above.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $114,174, $14,292, and $16,366 respectively, since December 31, 2009, generally due to tightening of credit spreads, increased market liquidity and other-than-temporary impairment recognized during the quarter noted below.  Unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal.  See Note 6 for additional discussion regarding fair value measurements.

Equity investments - The decrease in unrealized losses of $115 from December 31, 2009 to March 31, 2010 is primarily due to securities in the financial services industry.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $52,565 and $2,462 during the three months ended March 31, 2010 and 2009, respectively.  Of the $52,565, $36,524 was primarily credit-related other-than-temporary impairment on asset-backed securities with underlying collateral primarily backed by home improvement loans and home equity loans guaranteed by Ambac Financial Group, Inc.  During 2010, $15,704 of non-credit-related other-than-temporary impairment was reclassified to other comprehensive income.  The Company recorded other-than-temporary impairments on equity securities of $490 and $0 for the three months ended March 31, 2010 and 2009, respectively.

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in net realized capital gains (losses) in the condensed consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, January 1, 2010	$115,325
Additions:
Initial impairments - credit loss recognized on securities
not previously impaired	36,524
Bifurcated credit loss balance, March 31, 2010	$151,849

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

6.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term
investments	$15,241,146	$15,241,146	$14,546,467	$14,546,467
Mortgage loans on real estate	1,564,404	1,585,642	1,554,132	1,570,217
Equity investments	21,785	21,785	25,679	25,679
Policy loans	3,966,388	3,966,388	3,971,833	3,971,833
Other investments	24,127	47,374	24,312	50,159
Derivative instruments	17,649	17,649	23,150	23,150
Collateral under securities lending
agreements	91,004	91,004	38,296	38,296
Collateral under derivative counterparty
collateral agreements	3,320	3,320	4,300	4,300
Separate account assets	19,128,516	19,128,516	18,886,901	18,886,901

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract reserves without
life contingencies	$7,336,395	$7,315,832	$7,167,733	$7,105,090
Policyholders' funds	280,929	280,929	286,175	286,175
Repurchase agreements	601,332	601,332	491,338	491,338
Commercial paper	94,826	94,826	97,613	97,613
Payable under securities lending
agreements	91,004	91,004	38,296	38,296
Payable under derivative counterparty
collateral agreements	3,320	3,320	4,300	4,300
Derivative instruments	1,520	1,520	3,317	3,317
Notes payable	541,580	541,580	532,319	532,319

Fixed maturity and equity securities

The fair values for fixed maturity and equity securities are based upon quoted market prices or estimates from independent pricing services.  However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

Derivative counterparty agreements

Included in other assets and other liabilities at March 31, 2010 is cash collateral received from counterparties and the obligation to return the cash collateral to the counterparties.  The carry value of the collateral approximates fair value.

Derivative instruments

Included in other assets at March 31, 2010 and December 31, 2009 are derivative financial instruments in the amounts of $17,649 and $23,150, respectively.  Included in other liabilities at March 31, 2010 and December 31, 2009 are derivative financial instruments in the amounts of $1,520 and $3,317, respectively.  The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps and interest rate swaptions which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

Annuity contract benefits without life contingencies

The estimated fair values of annuity contract benefits without life contingencies are estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for the Company’s credit risk.

Policyholders’ funds

The estimated fair values of policyholders’ funds are the same as the carrying amounts since the Company can change the interest crediting rates with thirty days notice.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)
Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon discounted cash flows at current market rates on high quality investments.

Separate account assets

Separate account assets are adjusted to net asset value on a regular basis, which approximates fair value.

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

• Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities were obtained from a pricing service.  The inputs used by the pricing service are reviewed on a quarterly basis.  The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data.  Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.  See Note 5 for further discussions of derivatives and their impact on the Company’s condensed consolidated financial statements.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	March 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities, available-for-sale:
U.S. government direct obligations
and U.S. agencies	$-	$2,073,327	$-	$2,073,327
Obligations of U.S. states and
their subdivisions	-	1,594,529	-	1,594,529
Foreign governments	-	453	-	453
Corporate debt securities	-	7,162,720	120,622	7,283,342
Asset-backed securities	-	1,587,647	325,173	1,912,820
Residential mortgage-backed
securities	-	763,838	-	763,838
Commercial mortgage-backed
securities	-	728,865	-	728,865
Collateralized debt obligations	-	46,767	1,747	48,514
Total fixed maturities available-
for-sale	-	13,958,146	447,542	14,405,688
Fixed maturities, held for trading:
U.S. government direct obligations
and U.S. agencies	-	67,047	-	67,047
Corporate debt securities	-	47,469	-	47,469
Asset-backed securities	-	43,423	-	43,423
Commercial mortgage-backed
securities	-	8,346	-	8,346
Total fixed maturities held
for trading	-	166,285	-	166,285
Equity investments available-for-sale:
Equity mutual funds	21,200	585	-	21,785
Total equity investments	21,200	585	-	21,785
Short-term investments available-for-sale	17,061	652,112	-	669,173
Collateral under securities lending
agreements	90,448	556	-	91,004
Other assets 1	-	17,649	-	17,649
Separate account assets 2	10,260,089	8,624,045	5,358	18,889,492
Total assets	$10,388,798	$23,419,378	$452,900	$34,261,076

Liabilities
Total liabilities 1	$-	$-	$1,519	$1,519

1  Includes derivative financial instruments.
2 Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2010
		Fixed maturities	Fixed maturities
	Fixed maturities	available-for-	available-for-	Fixed maturities
	available-for-	sale: asset-	sale: commercial	available-for-
	sale: corporate	backed	mortgage-backed	sale: collateralized	Other assets	Separate
	debt securities	securities	securities	debt obligations	and liabilities 1	accounts
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Realized and unrealized gains and losses:
Gains (losses) included in net income	450	(7,315)	-	-	-	-
Gains (losses) included in other
comprehensive income (loss)	7,620	33,508	-	54	1,797	222
Purchases, issuances and settlements	(11,818)	(86,187)	-	(36)	-	(2,724)
Transfers in (out) of Level 3 2	(64,566)	(7,198)	(58,270)	-	-	(2,100)
Balance, March 31, 2010	$120,622	$325,173	$-	$1,747	$(1,520)	$5,358
Total gains (losses) for the period included
in net income attributable to the change
in unrealized gains and losses relating
to assets held at March 31, 2010	$-	$-	$-	$-	$-	$-

1 Includes derivative financial instruments.
2 Transfers in and out of Level 3 are from and to Level 2 and are due primarily to enhanced review and corroboration of market prices with multiple pricing vendors.

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010
	Net realized gains	Net investment
	(losses) on investments	income
Realized and unrealized gains and losses
included in net income for the period	$(6,865)	$-

Non-recurring fair value measurements - The Company held $77 of adjusted cost basis limited partnership interests which were impaired during the three months ended March 31, 2010 on underlying limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  Included within net realized gains (losses) on investments are impairments of $490 for the three months ended March 31, 2010.  The Company has no liabilities measured at fair value on a non-recurring basis at March 31, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

7. Goodwill and Other Intangible Assets

At March 31, 2010 and December 31, 2009, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(10,705)	$25,609
Preferred provider agreements	7,970	(4,945)	3,025
Total	$44,284	$(15,650)	$28,634

	December 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

Amortization expense for other intangible assets included in general insurance expenses was $998 and $1,048 for the three months ended March 31, 2010 and 2009, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2010.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2010 through December 31, 2014 is as follows:

Year Ending December 31,	Amount
2010	$3,996
2011	3,793
2012	3,590
2013	3,410
2014	3,215

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

8.  Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising during
the period on available-for-sale fixed
maturity investments	$304,041	$(106,415)	$197,626
Net changes during the period related to
cash flow hedges	2,795	(978)	1,817
Reclassification adjustment for (gains)
losses realized in net income	24,011	(8,404)	15,607
Net unrealized gains (losses)	330,847	(115,797)	215,050
Future policy benefits, deferred acquisition costs
and value of business acquired adjustments	(59,348)	20,772	(38,576)
Net unrealized gains (losses)	271,499	(95,025)	176,474
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$271,182	$(94,914)	$176,268

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Before-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising during
the year on available-for-sale fixed
maturity investments	$1,174,693	$(411,143)	$763,550
Net changes during the year related to
cash flow hedges	(57,218)	20,027	(37,191)
Reclassification adjustment for (gains)
losses realized in net income	71,473	(25,016)	46,457
Net unrealized gains (losses)	1,188,948	(416,132)	772,816
Future policy benefits, deferred acquisition costs
and value of business acquired adjustments	(250,468)	87,664	(162,804)
Net unrealized gains (losses)	938,480	(328,468)	610,012
Employee benefit plan adjustment	43,797	(15,329)	28,468
Other comprehensive income (loss)	$982,277	$(343,797)	$638,480

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)
9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 includes the following components:

	Three Months Ended March 31,
	2010	2009	2010	2009
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$1,008	$961	$176	$153
Interest cost	5,083	4,853	191	256
Expected return on plan assets	(4,946)	(3,917)	-	-
Amortization of transition obligation	(378)	(378)	-	-
Amortization of unrecognized prior service cost	21	22	(412)	(412)
Amortization of loss (gain) from earlier periods	1,571	2,664	(102)	-
Net periodic (benefit) cost	$2,359	$4,205	$(147)	$(3)

The Company will make contributions at least equal to the minimum contribution of $3,600 to its Defined Benefit Pension Plan during the year ended December 31, 2010.  The Company expects to contribute approximately $768 to its Post-Retirement Medical Plan during the year ended December 31, 2010.

10.   Federal Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended March 31,
	2010	2009
Current	$3,151	$3,618
Deferred	14,782	11,829
Total income tax provision	$17,933	$15,447

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.0%)	(2.3%)
Tax credits	(2.8%)	(2.2%)
State income taxes, net of federal benefit	0.7%	0.8%
Provision for policyholders' share of earnings on participating business	(0.1%)	-
Other, net	2.1%	(5.3%)
Effective federal income tax rate	32.9%	26.0%

During the three months ended March 31, 2010, the Company recorded an increase of $6,197 in unrecognized tax benefits relating to tax contingency provisions.  The Company anticipates an increase in the range of $13,000 to $15,000 to unrecognized benefits within the next twelve months.  Because of the impact of deferred tax accounting, the increase in unrecognized tax benefit does not affect the effective tax rate.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The change in the deferred income tax asset between January 1, 2010 and March 31, 2010 is as follows:

Balance, January 1, 2010	$125,878
Decrease in deferred tax asset included in other comprehensive income related to the change in unrealized (gains) losses on
invested assets, net of policyholder related amounts	(95,282)
Increase in deferred tax asset related to income tax
contingency provisions	1,739
Decrease in deferred tax asset related to the condensed
consolidated statement of income	(14,782)
Balance, March 31, 2010	$17,553

11.  Segment Information

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Revenues:	2010	2009
Premium income	$180,560	$114,093
Fee income	13,827	10,660
Net investment income	173,735	173,013
Net realized gains (losses) on investments	(6,866)	4,378
Total revenues	361,256	302,144
Benefits and expenses:
Policyholder benefits	314,313	241,796
Operating expenses	24,780	22,593
Total benefits and expenses	339,093	264,389
Income before income taxes	22,163	37,755
Income tax expense	7,627	10,303
Net income	$14,536	$27,452

The following table summarizes the financial results of the Company’s Retirement Services segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues:
Premium income	$1,106	$817
Fee income	94,647	72,011
Net investment income	94,276	97,283
Net realized gains (losses) on investments	(13,730)	(2,233)
Total revenues	176,299	167,878
Benefits and expenses:
Policyholder benefits	52,381	57,745
Operating expenses	94,140	85,016
Total benefits and expenses	146,521	142,761
Income before income taxes	29,778	25,117
Income tax expense	9,357	6,396
Net income	$20,421	$18,721

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Revenues:	2010	2009
Premium income	$29,328	$27,191
Fee income	1,165	1,223
Net investment income	11,345	11,056
Net realized gains on investments	342	148
Total revenues	42,180	39,618
Benefits and expenses:
Policyholder benefits	23,350	25,819
Operating expenses	16,191	17,225
Total benefits and expenses	39,541	43,044
Income (loss) before income taxes	2,639	(3,426)
Income tax expense (benefit)	949	(1,252)
Net income (loss)	$1,690	$(2,174)

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three months ended March 31, 2010 and 2009, the Company recognized $399 and $673, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.

During the three months ended March 31, 2010, Lifeco granted 404,700 stock options to employees of the Company.  The stock options vest over a five-year period ending in February 2015.  Compensation expense in the amount of $1,696, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on its condensed consolidated financial position or results of operations.

The Company has entered into a corporate credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2010.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth of $900,000 plus 50% of its statutory net income, if positive, for each quarter ending after June 30, 2008.  The Company had no borrowings under the credit facility at either March 31, 2010 or December 31, 2009 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2010 and December 31, 2009 were $110,943 and $126,882, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On May 3, 2010, the Company’s Board of Directors declared a dividend in the amount of $46,667 to be paid during the second quarter of 2010.

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

On April 1, 2010, the Company introduced a lifetime guaranteed minimum withdrawal benefit (“GMWB”) product in the 401(k) market. The GMWB product offered by the Company provides the policyholder with a guaranteed minimum level of annual income for life. The minimum level of income may increase depending upon the level of growth in the market value of the particular underlying segregated funds. Where the market value of the particular underlying funds is ultimately insufficient to meet the level of guarantee purchased by the policyholder, the Company is obligated to make up the shortfall.

This product involves cash flows of which the magnitude and timing are uncertain and are dependent on the level of equity and fixed income market returns, interest rates, market volatility, policyholder behavior and policyholder longevity.  In 2010, the Company is implementing a hedging program to mitigate certain risks associated with options embedded in its GMWB product.

In March of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) was signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts the impact of which are currently not determinable include the elimination of lifetime limits on retiree medical coverage.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretation of the Acts become available.

Current Market Conditions

During the latter part of 2009 into 2010, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  The S&P 500 index is up by 46% at March 31, 2010 when compared to March 31, 2009.  The average of the S&P 500 index level during the three months ended March 31, 2010 is up by 39% when compared to the three months ended March 31, 2009.

	March 31,
S&P 500 Index	2010	2009
Index close	1,169	798
Index average	1,124	808

Variable asset-based fees fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.  Fee income increased by $26 million, or 31%, to $110 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market.

Equity market declines in the future could result in decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the three months ended March 31, 2010, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $53 million primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2009.  The company has recorded a decrease in gross unrealized losses of $211 million and an increase in gross unrealized gains of $119 million during the first three months ended March 31, 2010.  This resulted in a $180 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

The instability in the credit markets in 2008 and 2009 has not had a significant impact on the Company’s current sources of liquidity.  The Company has met its operating requirements by maintaining appropriate liquidity in its investment portfolio and utilizing cash flows from operations.  The Company’s credit rating has remained stable.  If necessary, the Company has continued access to a $50 million line of credit which currently has no amounts outstanding.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2010, compared with the same period in 2009.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

	Three Months Ended March 31,
Income Statement Data (In millions)	2010	2009
Premium income	$211	$142
Fee income	110	84
Net investment income	279	281
Net realized investment gains (losses)	(20)	2
Total revenues	580	509
Policyholder benefits	390	325
Operating expenses	135	125
Total benefits and expenses	525	450
Income before income taxes	55	59
Income tax expense	18	15
Net income	$37	$44

Net Income

The Company’s consolidated net income decreased by $7 million for the three months ended March 31, 2010 when compared to 2009.  The decrease is primarily related to a $22 million decrease in net realized investment gains (losses) and higher operating expenses partially offset by the $26 million increase in fee income.

Premium income increased by $69 million, or 49%, to $211 million for the three months ended March 31, 2010 when compared to 2009.  This increase is primarily related to a $61 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $26 million, or 31%, to $110 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income decreased by $2 million to $279 million for the three months ended March 31, 2010 when compared to 2009.  Unrealized losses on derivatives and held for trading assets of $11 million have been offset by increased interest income of $9 million due to higher invested asset balances.

Net realized investment gains (losses) decreased by $22 million from a gain of $2 million during 2009 to a loss of $20 million during 2010.  The $20 million loss in 2010 is due to a combination of $37 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below) offset by $17 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $75 million, or 17%, to $525 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits related to the increased sales premium in the Company’s Individual Markets segment as mentioned above.  In addition to higher commissions expense as a result of higher asset based commissions in the Company’s Retirement Services segment from higher average account balances due to the performance of the U.S. equities market in the first quarter of 2010 compared to 2009.

Income tax expense increased by $3 million, or 20%, to $18 million for the three months ended March 31, 2010 when compared to 2009.  Although income before income taxes was lower during 2010 when compared to 2009, the increase in income tax expense is primarily related to a release of a $5 million tax contingency liability in 2009.

The segment information below discusses the reasons for these changes.

Segment Results of Operations

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

Individual Markets Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three Months Ended March 31,
Income Statement Data (In millions)	2010	2009
Premium income	$180	$114
Fee income	14	11
Net investment income	174	173
Net realized investment gains (losses)	(7)	4
Total revenues	361	302
Policyholder benefits	314	242
Operating expenses	25	23
Total benefits and expenses	339	265
Income before income taxes	22	37
Income tax expense	8	10
Net income	$14	$27

The following is a summary of the Individual Markets segment participant accounts at March 31, 2010 and 2009:

	March 31,
(In thousands)	2010	2009
Participant Accounts	519	529

Net income for the Individual Markets segment decreased by $13 million, or 48%, to $14 million during the three months ended March 31, 2010 when compared to 2009.  The decrease is primarily related to the $11 million decrease in net realized investment gains (losses) and increased unrealized losses of $8 million on derivatives and held for trading assets.

Premium income increased by $66 million, or 58%, to $180 million during three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $61 million.

Fee income increased by $3 million, or 27%, to $14 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $1 million to $174 million for the three months ended March 31, 2010 when compared to 2009.  Although the net investment income appears consistent with the prior period, unrealized losses on derivatives and held for trading assets of $8 million have been offset by increased interest income of $9 million due to higher invested asset balances.

Net realized investment gains (losses) decreased by $11 million from a gain of $4 million during 2009 to a loss of $7 million during 2010. The $7 million loss in 2010 is due to $16 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $9 million of net realized gains on the sale of investments.

Policyholder benefits increased by $72 million, or 30%, to $314 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits related to the increased sales premium as mentioned above.

Retirement Services Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three Months Ended March 31,
Income Statement Data (In millions)	2010	2009
Premium income	$1	$1
Fee income	95	72
Net investment income	94	97
Net realized investment losses	(14)	(2)
Total revenues	176	168
Policyholder benefits	52	58
Operating expenses	94	85
Total benefits and expenses	146	143
Income before income taxes	30	25
Income tax expense	9	6
Net income	$21	$19

The following is a summary of the Retirement Services segment participant accounts at March 31, 2010 and 2009:

	March 31,
(In thousands)	2010	2009
Participant Accounts	4,376	3,811

Net income for the Retirement Services segment increased by $2 million, or 11%, to $21 million during the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to a $23 million increase in fee income partially offset by the $12 million increase in net realized investment losses and higher operating expenses.

Fee income increased by $23 million, or 32%, to $95 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income decreased by $3 million to $94 million for the three months ended March 31, 2010 when compared to 2009 primarily due to unrealized losses on derivatives and held for trading assets of $3 million.

Net realized investment losses increased by $12 million from a loss of $2 million during 2009 to a loss of $14 million during 2010.  The $14 million loss in 2010 is due to $21 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $7 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $3 million, or 2%, to $146 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily related to higher commissions expense as a result of higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in the first quarter of 2010 compared to 2009.

The following table provides information for the Retirement Services’ segment participant account values:

	March 31
(In millions)	2010	2009
General Account - Fixed Options:
Public/Non-profit	$3,517	$3,338
401(k)	3,705	3,458
	$7,222	$6,796
Separate Accounts – Variable Options:
Public/Non-profit	$7,528	$6,452
401(k)	6,508	4,347
	$14,036	$10,799
Unaffiliated Retail:
Investment Options and Administrative
Services Only:
Public/Non-profit	$51,773	$36,128
401(k)	21,429	14,244
Institutional	37,973	23,274
	$111,175	$73,646

Account values invested in the general account fixed investment options have increased by $426 million, or 6%, at March 31, 2010 compared to March 31, 2009 primarily due to interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $3,237 million, or 30%, at March 31, 2010 compared to March 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $37,529 million, or 51%, at March 31, 2010 compared to March 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Other Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended March 31,
Income Statement Data (In millions)	2010	2009
Premium income	$30	$27
Fee income	1	1
Net investment income	11	11
Net realized investment gains (losses)	1	-
Total revenues	43	39
Policyholder benefits	24	25
Operating expenses	16	17
Total benefits and expenses	40	42
Income before income taxes	3	(3)
Income tax expense	1	(1)
Net income (loss)	$2	$(2)

All of the elements of net income remained relatively stable for the three months ended March 31, 2010 when compared to 2009, with net income increasing by $4 million from a loss of $2 million during 2009 to net income of $2 million during 2010.  Net income increased from a loss of $2 million to income of $2 million as a result reinsurance activity.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at March 31, 2010 and December 31, 2009 follows:

(In millions)	March 31, 2010		December 31, 2009
Fixed maturities, available-for-sale	$14,406	68.4%	$13,918	68.3%
Fixed maturities, held for trading	166	0.8%	140	0.7%
Mortgage loans on real estate	1,564	7.4%	1,554	7.6%
Equity investments, available-for-sale	22	0.1%	26	0.1%
Policy loans	3,966	18.8%	3,972	19.5%
Short-term investments, available-for-sale	669	3.2%	488	2.4%
Limited partnership and limited liability corporation interests	246	1.2%	254	1.3%
Other investments	24	0.1%	24	0.1%
Total investment assets	$21,063	100.0%	$20,376	100.0%

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

Private placement investments are generally less marketable than publicly traded assets, yet they typically offer higher yield enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment.  The Company believes that the cost of the additional monitoring and analysis required by private placement investments is more than offset by their enhanced yield.

The National Association of Insurance Commissioners (the”NAIC”) adopted a revised rating methodology for non-agency residential mortgage-backed securities (“RMBS”) that became effective December 31, 2009.  The NAIC’s objective with the revised rating methodology for non-agency RMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS.  The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS.

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poors and Moody’s Investor Services, Inc., however, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009.

The distribution of the Company’s fixed maturity portfolio by credit rating at March 31, 2010 and December 31, 2009 is summarized as follows:

Credit rating	March 31, 2010	December 31, 2009 1
AAA	40.1%	39.2%
AA	11.9%	12.3%
A	21.8%	21.6%
BBB	23.4%	23.4%
BB and below (Non-investment grade)	2.8%	3.5%
Total	100.0%	100.0%
1 The December 31, 2009 percentages were updated to reflect the non-agency RMBS ratings as determined by the revised NAIC ratings methodology.

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	March 31, 2010	December 31, 2009
Utility	14.7%	15.0%
Finance	10.4%	10.1%
Consumer	8.7%	8.6%
Natural resources	5.6%	6.3%
Transportation	2.5%	2.6%
Other	8.1%	8.6%

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, The Financial Guaranty Insurance Company (“FGIC”), a monoline insurer, was ordered to suspend all claims payments.  During the first quarter of 2010, Ambac Financial Group, Inc. (“Ambac”), a monoline insurer, was ordered to suspend claims payments on residential mortgage-backed securities by the State of Wisconsin Insurance Department.  The impact of the order to suspend all claims payable has resulted in a shortfall of the payments on $114 million of par value of the Company’s holdings with an Ambac monoline guarantee.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.

The Company does not have any direct bond holdings of the actual monoline insurers.  The Company’s insured holdings, excluding FGIC and Ambac guaranteed fixed maturity investments, are as follows:

	Guarantor Quality Rating		Indirect Exposure
Guarantor (In millions)	S&P	Moody's	March 31, 2010
MBIA, Inc.	BB+	B3	$272
Assured Guaranty Corp. (formerly Financial
Security Assurance, Inc)	AAA	Aa3	115
Berkshire Hathaway Assurance Corp.	AAA	Aaa	35
National Public Finance Guaranty Corporation	A	Baa1	108
			$530

At March 31, 2010 the Company had $418 million of asset-backed securities insured by monolines other than FGIC and Ambac.  At March 31, 2010 the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance was A, and excluding the benefits of monoline insurance, the overall credit quality was BB+.  At March 31, 2010, the Company has other insured securities with a fair value of $112 million primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company has exposure to the subprime market in the form of home equity loan asset-backed securities in the amount of $919 million, or 4% of total investments of $21,063 million as of March 31, 2010.  The majority of these securities are investment grade rated, 88% of which have a rating of AAA.  The weighted average credit enhancement level for these securities is 35% (excluding any monoline guarantees) as of March 31, 2010.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $198 million at March 31, 2010 from December 31, 2009.  Total Level 3 assets and liabilities at March 31, 2010 were $450 million or 1% of total assets and liabilities compared to Level 3 assets of $648 million or 2% at December 31, 2009.    Due to market conditions beginning in 2008 which have continued through 2010, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses in the amount of $84 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.  The change in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

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

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.  While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are related to mortgage-backed, asset-backed and corporate debt securities as described below.

•
The Company holds approximately $5,400 million in various mortgage-backed and asset-backed collateralized mortgage securities including securities backed by U.S. agencies, of which $2,760 million are experiencing unrealized losses of approximately $354 million at March 31, 2010.  Included in this amount is $155 million which has declined and remained below amortized cost by 20% or more.  Of the $354 million in unrealized losses, approximately $28 million is related to securities on which there had been a credit rating downgrade since December 31, 2009.  Of the $28 million, $25 million are rated investment grade and $3 million are rated non-investment grade at March 31, 2010.  Future changes in the fair value of these securities will be dependent upon the continued increase in market liquidity and improvements in general market conditions.

•
The Company holds approximately $7,228 million of corporate debt securities of which $1,526 million are experiencing unrealized losses of approximately $163 million at March 31, 2010.  Included in this amount is $87 million which has declined and remained below amortized cost by 20% or more.  Approximately $6 million of the $163 million was related to securities on which there had been a credit rating downgrade since December 31, 2009.  Of the $6 million, all are rated investment grade.

During the three months ended March 31, 2010, the Company recorded other-than-temporary impairments of $37 million on its fixed maturity investments.  These losses were related to credit impairment on asset-backed securities with home improvement loan, home equity loan and Alt A loan collateral guaranteed by Ambac.  These securities are now carried at $61 million with an estimated realizable value of $77 million.  The estimated realizable value was determined using pricing cash flow models with an exclusion of the adjustment for illiquidity.  (See Note 5 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral received from the securities lending program, repurchase agreements and dollar roll practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2010 and December 31, 2009, the Company had $89 million and $37 million, respectively, of securities out on loan, $540 million and $418 million, respectively, in repurchase agreements and $601 million and $491 million, respectively, in dollar rolls, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties, is in the form of cash and is included in the condensed consolidated balance sheet.  The Company received unrestricted cash in the amounts of $3.3 million and $4.3 million as of March 31, 2010 and December 31, 2009, respectively.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 51% and 50% at March 31, 2010 and December 31, 2009, respectively.  The debt service coverage ratio was 1.91 and 1.92 times at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company originated 4 and 23 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 58% and 46% and debt service coverage ratio was 1.66 and 2.14 times in 2010 and 2009, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the first three months ended March 31, 2010, the Company did not originate any interest only mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity markets during 2010.

See Note 5 to the accompanying condensed consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate and foreign currency exchange risks.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.  The Company does not invest in derivatives with credit-risk-related contingent features.

The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed.  Note 5 to the condensed consolidated financial statements contain a discussion of the Company’s derivative position.

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
• Goodwill.
• Employee benefit plans.
• Taxes on income.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are purchases of trading securities of $25 million and $215 million for the three-month period ended March 31, 2010 and 2009.  The Company intends to reinvest these securities for higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $689 million and $659 million as of March 31, 2010 and December 31, 2009, respectively.  In addition, 97% and 96% of the bond portfolio carried an investment grade rating at March 31, 2010 and December 31, 2009, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $95 million and $98 million of commercial paper outstanding at March 31, 2010 and December 31, 2009, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either March 31, 2010 or December 31, 2009.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

(b)
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A, “Risk Factors”.  There are no material changes from Risk Factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A, “Risk Factors”.

Item 6.	Exhibits

Index to Exhibits

31.1	Rule 13a-14(a)/15-d14(a) Certification	50
31.2	Rule 13a-14(a)/15-d14(a) Certification	51
32	18 U.S.C. 1350 Certification	52

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	May 10 , 2010
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)