Form 10-K/A
period 2009-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-05-18
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
Securities registered pursuant to Section 12(b) of the Act:                                                                                                           None

Securities registered pursuant to Section 12(g) of the Act:                                                                                                           None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ]	No [X]
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

Explanatory Note

Great-West Life & Annuity Insurance Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on February 19, 2010 (the “Form 10-K”), solely to (i) update the disclosure contained therein to comply with certain compensation and corporate governance rules recently adopted by the SEC that became effective subsequent to the date the Company initially filed the Form 10-K with the SEC; (ii) correct a reference to members of the Company’s Conduct Review Committee; and (iii) file the most recent versions of certain benefit plans as exhibits.

This Form 10-K/A addresses the matters indicated above by amending the Table of Contents, by deleting Item 4 in its entirety, and by amending and restating in their entirety Items 10, 11, 13 and 15.

Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosure in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures and should be read in conjunction with the Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the principal executive officer and the principal financial officer of the Company have been filed as exhibits to this Amendment No. 1.

Amended Table of Contents

Item 4 of the Table of Contents is hereby amended by changing the title from “Submission of Matters to a Vote of Security Holders” to “RESERVED”.

The Table of Contents is further amended by adding a new Item 11.11 titled “Compensation Policies and Risk Management”.

Deletion of Item 4

Item 4 is deleted in its entirety.

Amended and Restated Item 10

Item 10 is amended and restated in its entirety as follows:

Item 10.

Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
James Balog	81	1993	Corporate Director
1 2 5 6

John L. Bernbach	65	2006	Chief Operating Officer, Engine USA
5 6

André Desmarais, O.C.	53	1997	Deputy Chairman, President and Co-Chief
1 2 4 6 7 8			Executive Officer, Power Corporation;
			Co-Chairman, Power Financial Corporation

Paul Desmarais, Jr.	55	1991	Chairman and Co-Chief Executive
1 2 4 6 7 8			Officer, Power Corporation; Co-Chairman,
			Power Financial Corporation

Mitchell T.G. Graye	54	2008	President and Chief Executive Officer of
1 2			the Company

Alain Louvel	64	2006	Corporate Director
3 5

Raymond L. McFeetors	65	2006	Chairman of the Board of the Company;
1 2 4 6 8			Chairman of the Board of Lifeco,
			Great-West Life, CLAC and London Life
			Insurance Company

Jerry E.A. Nickerson	73	1994	Chairman of the Board, H.B.Nickerson
3 8			& Sons Limited

R. Jeffrey Orr	51	2005	President and Chief Executive Officer,
1 2 4 6 8			Power Financial Corporation since May
			2005; previously President and Chief
			Executive Officer of IGM Financial Inc.

Michel Plessis-Bélair, F.C.A.	67	1991	Vice Chairman, Power Corporation
3 8

Henri-Paul Rousseau	61	2009	Vice Chairman, Power Corporation since
1 2 8			January 2009; previously President
			and Chief Executive Officer
			of la Caisse de dépot et placement
			du Québec

Raymond Royer	71	2009	Corporate Director since December 2008;
3 8			previously President and Chief Executive
			Officer of Domtar Inc.

Philip K. Ryan	53	2008	Executive Vice President and Chief
1 2 3 8			Financial Officer, Power Corporation
			since January 2008; Executive
			Vice President and Chief Financial
			Officer, Power Financial Corporation
			since January 2008; previously Chief
			Financial Officer, Credit Suisse Group

T. Timothy Ryan, Jr.	64	2009	President and Chief Executive Officer of the
1 2			Securities Industry and Financial Markets
			Association since January 2008; previously
			Vice Chairman of JPMorgan Chase

Brian E. Walsh	56	1995	Managing Partner, Saguenay Capital, LLC
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

The following is a list of directorships currently held or formerly held within the five previous years by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies (other than the Company) registered under the Investment Company Act of 1940.

Director	Current Directorships	Former Directorships and Dates
A. Desmarais	CITIC Pacific Limited	BELLUS Health Inc. (formerly Neurochem, Inc.) - 05/2006 through 06/2009
P. Desmarais, Jr.	TOTAL S.A.	*GDF Suez
M.T.G. Graye	Maxim Series Fund, Inc.
R.J. Orr	Panagora Asset Management, Inc.
R. Royer		Shell Canada Limited - 02/2000 through 04/2007
P.K. Ryan	Panagora Asset Management, Inc.
T.T. Ryan, Jr.	Lloyds Banking Group PLC
B.E. Walsh	Saguenay Capital, LLC

* Mr. Desmarais remains a director of GDF Suez which deregistered with the Securities and Exchange Commission during 2009.

The Company’s Governance and Nominating Committee (the “Nominating Committee”) is charged with recommending to the Board of Directors the qualifications for Directors, including among other things, the competencies, skills, experience and level of commitment required to fulfill Board responsibilities and the personal qualities that should be sought in candidates for Board membership. The Nominating Committee’s duties include identifying and recommending Director candidates to the Board based on a consideration of the competencies and skills that the Board considers appropriate for the Board as a whole to possess, the competencies and skills that the Board considers each existing Director to possess and that each new nominee will bring to the Board, and the appropriate level of representation on the Board by Directors who are independent of management and who are neither officers nor employees of any of the Company’s affiliates.

The Company’s Directors are elected on an annual basis by the Company’s sole shareholder, GWL&A Financial.

The Company’s Directors are identified below along with an indication of their experience, qualifications, attributes and skills, which leads the Company to believe that they are qualified to serve on the Board of Directors.

James Balog
Mr. Balog has had a long and varied career in the investment field. After a decade at Merck and Co., in both technical and business areas, he began working on Wall Street as an investment analyst and portfolio manager. His Wall Street career extended over thirty years and included posts in investment research and banking, brokerage, and general management. He has served as Chairman and Director of several mutual fund and asset management companies. He holds a Bachelor of Science degree from Penn State University (chemistry and biology) and an MBA from Rutgers University School of Business (Finance). Mr. Balog also serves on the Board of Directors of Putnam Investments. Throughout his career he has served on the Boards of healthcare, mutual fund and asset management companies, foundations, and on various committees at the national level devoted to healthcare policy and social security issues.

John L. Bernbach
Mr. Bernbach is Chief Operating Officer of Engine USA, a media and marketing services company, which is a subsidiary of The Engine Group Ltd, headquartered in the U.K. He was also a co-founder of NTM (Not Traditional Media) Inc. in 2003, a marketing and media advisory firm that worked with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach was Chairman and CEO of The Bernbach Group, an executive management consulting business. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. Mr. Bernbach currently serves on the Boards of Putnam Investments, Collective Intellect, Cellfish Media and Casita Maria and as an advisor to The Blackstone Group.

André Desmarais
Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Great-West Life, London Life Insurance Company (“London Life”), CLAC, Crown Life Insurance Company (“Crown Life”) and Putnam Investments. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe, Power Corporation and CITIC Pacific Ltd. in Asia. He was a Director of Bombardier Inc. until 2004. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the Ordre National du Québec.

Paul Desmarais, Jr.
Mr. Desmarais is Co-Chairman of Power Financial and Chairman and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1981, he was with S.G. Warburg & Co. in London, England, and with Standard Brands Incorporated in New York. He was President and Chief Operating Officer of Power Financial from 1986 to 1989, served as Chairman of the Board of Power Financial from 1990 until 2005, and became Chairman of the Executive Committee of Power Financial in 2005. He is a Director of Great-West Life, London Life, CLAC, Crown Life, Putnam Investments, IGM, Investors Group and Mackenzie. He is also Vice-Chairman of the Board and Executive Director of Pargesa and a Director of Groupe Bruxelles Lambert, Total S.A., GDF Suez and Lafarge S.A. Mr. Desmarais is a member of the International Council and a Director of the European Institute of Business Administration (INSEAD), Chairman of the Board of Governors of The International Economic Forum of the Americas, Chairman of the International Advisory Committee of École des hautes études commerciales of Montréal, a member of the Global Advisory Council for Merrill Lynch (New York), a Trustee of the Brookings Institution (Washington), and Founder and a member of the International Advisory Board of the McGill University Faculty of Management in Montréal. He is also involved in charitable and community activities in Montréal. In 2005 he was named an Officer of the Order of Canada and in 2009 he was named an Officer of the National Order of Québec. In 2006 he received a Doctorate Honoris Causa from Université Laval (Canada) and in 2008 he received a Doctorate Honoris Causa from Université de Montréal.

Mitchell T.G. Graye
Mr. Graye was appointed President and Chief Executive Officer of the Company in May 2008.  From 1997 until his appointment as CEO, he served as Chief Financial Officer of the Company. From 1993 to 1997, Mr. Graye served as Senior Vice President and Chief Financial Officer for Great-West Life in Winnipeg.  Prior to his roles within the Great-West Life family of companies, Mr. Graye held senior financial positions in both the corporate and investment banking sectors. Mr. Graye is an Honors graduate in Business Administration from the University of Western Ontario, where he was the Gold Medalist for Standing First in Class. He is a member of Financial Executives International.

Alain Louvel
After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas (“Paribas”) and for the next 33 years held numerous positions with Paribas in France, Canada and the United States.  He completed his career with Paribas as the Head of Risk Management for the Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Paribas and BNP following the merger which formed BNP Paribas. Mr. Louvel serves as a Director of Putnam Investments, Mountain Asset Management LLC and World Point Terminals. He is also a Trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel is a permanent resident of the United States with dual French and Canadian citizenship.

Raymond L. McFeetors
Mr. McFeetors is Chairman of the Board of the Lifeco and the Company, a position he has held since May, 2008. He is also Vice-Chairman of Power Financial. Prior to May, 2008 he was President and Chief Executive Officer of Lifeco, Great-West Life, London Life, CLAC, Crown Life and the Company. Mr. McFeetors has been with Lifeco since 1968, and is a Director and Chairman of the Board of Great-West Life, London Life, CLAC and Crown Life. He is a Director of Putnam Investments, IGM, Investors Group, and Mackenzie, and is a Director of Power Financial and Power Corporation. Mr. McFeetors is also a Director of a number of national organizations in the health, education, cultural and business sectors. In 2002, he was appointed Honorary Colonel of The Royal Winnipeg Rifles. Also in 2002, he was awarded the Queen Elizabeth II Golden Jubilee Medal. Mr. McFeetors received an Honorary Doctorate of Laws from the University of Winnipeg in 2007.

Jerry E.A. Nickerson
Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is a Director of Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Nickerson is also a Director of Power Financial and Power Corporation. He has also served on the boards of various organizations, federal and provincial Crown Corporations, and other public and private companies.

R. Jeffrey Orr
Mr. Orr is President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, he was President and Chief Executive Officer of IGM Financial Inc. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Orr is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He is active in a number of community and business organizations.

Michel Plessis-Bélair
Mr. Plessis-Bélair was Executive Vice-President and Chief Financial Officer of Power Financial and Vice-Chairman and Chief Financial Officer of Power Corporation until his retirement in January, 2008. He continues to serve as Vice-Chairman of Power Corporation. Before joining Power Corporation in 1986, he was Executive Vice-President and Director of Société générale de financement du Québec and prior to that he was Senior Vice-President of Marine Industries Ltd. Mr. Plessis-Bélair is a Director of Great-West Life, London Life, CLAC and Crown Life. He is a Director of IGM, Investors Group and Mackenzie. He is also a Director of Power Financial, Pargesa, Groupe Bruxelles Lambert and Power Corporation. Mr. Plessis-Bélair is also a Director of Lallemand Inc., Hydro-Québec and Université de Montréal.

Henri-Paul Rousseau
Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Director General from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. He is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2, from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer
Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Great-West Life, London Life, CLAC and Crown Life. Mr. Royer is also a Director of Power Corporation’s newspaper subsidiary Gesca Ltée. and of Power Financial. He was a Director of Shell Canada Limited until 2007. He is a Member of the Board of the McGill University Health Centre and of the International Advisory Board of École des Hautes Études Commerciales of Montréal.

Philip K. Ryan
Mr. Ryan is the Executive Vice-President and Chief Financial Officer of Power Financial and Power Corporation, positions that he has held since January 2008. From 1985 until January, 2008 he held a variety of positions with Credit Suisse, a global financial services company domiciled in Switzerland, including Chairman of the Financial Institutions Group (UK), Chief Financial Officer of Credit Suisse Group (Switzerland), Chief Financial Officer of Credit Suisse Asset Management (UK), and Managing Director of CSFB Financial Institutions Divisions (USA/UK). Mr. Ryan is a Director of Great-West Life, London Life, CLAC, Crown Life, Putnam Investments, PanAgora Asset Management, Inc., IGM, Investors Group and Mackenzie. He is a graduate of the University of Illinois School of Engineering and of the Indiana University Kelley School of Graduate Business.

T. Timothy Ryan, Jr.
Mr. Ryan is President and Chief Executive Officer of Securities Industry and Financial Markets Association (“SIFMA”), a leading industry trade association representing 680 global financial market participants. Prior to joining SIFMA in January 2008, Mr. Ryan was Vice-Chairman, Financial Institutions and Governments at J.P. Morgan Chase where he was a member of the firm’s senior leadership. He is currently a member of the board of Lloyds Banking Group PLC, where he serves on the Audit, Risk and Remuneration Committees. Mr. Ryan is a director of The U.S. Japan Foundation. He is also a private sector member of the Global Markets Advisory Committee for the National Intelligence Council. Prior to joining J.P. Morgan in 1993, Mr. Ryan was the Director of the Office of Thrift Supervision, U.S. Department of the Treasury. Mr. Ryan was a Director of the Resolution Trust Corporation and a Director of the Federal Deposit Insurance Corporation. From 1983 to 1990 Mr. Ryan was a Partner in the Washington, D.C. office of the law firm Reed, Smith, Shaw & McClay, where he headed the Pension Investment Group and was a member of the firm’s Executive Committee. From 1981 to 1983 Mr. Ryan was Solicitor of Labor, U.S. Department of Labor. Mr. Ryan is a graduate of Villanova University and American University Law School.

Brian E. Walsh
Mr. Walsh is the founder and Managing Partner of Saguenay Capital LLC (and its sister company QVan Capital LLC), a money management and investment advisory company, a position that he has held since January, 2001. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Great-West Life, London Life, CLAC and Crown Life. Mr. Walsh also serves on the Board of Directors of Putnam Investments, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

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

Amended and Restated Item 11

Item 11 is amended and restated in its entirety as follows:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Mitchell T.G. Graye	2009	900,000				1,125,000	298,978	136,399	2,460,377
President and Chief	2008	788,333	300,000	(1)	973,500	1,062,500	262,256	693,727	5,580,316
Executive Officer			1,500,000	(2)
	2007	658,750				658,750		20,500	1,338,000

James L. McCallen	2009	357,500				255,612	122,400	21,435	756,947
Senior Vice President	2008	319,130	51,000	(1)	354,000	220,200	158,469	19,598	1,202,397
and Chief Financial			80,000	(2)
Officer

Charles P. Nelson	2009	611,250				611,250	207,582	80,408	1,510,490
President, Great-West	2008	565,000	92,000	(1)	344,300	452,000	233,822	53,560	1,740,682
Retirement Services	2007	455,334	50,000	(3)	704,000	341,500		18,039	1,568,873

S. Mark Corbett	2009	475,000				475,000	61,612	21,225	1,032,837
Executive Vice	2008	389,474	100,000	(1)	177,000	341,000	76,284	19,550	1,143,308
President and Chief			40,000	(2)
Investment Officer

Robert K. Shaw	2009	412,500				371,250	141,913	21,025	946,688
Executive Vice	2008	371,750				251,000	178,239	18,450	819,439
President, Individual
Markets

(1)	These were special bonuses paid with respect to the acquisition of Putnam Investments by Lifeco.

(2)	These were special bonuses paid with respect to the sale of the Company’s healthcare business.

(3)	This was a special bonus paid with respect to the acquisition of a block of defined contribution business.

(4)
This relates to Lifeco options granted under the Lifeco Option Plan.  The amounts reflected are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  For further information, see Footnote 18 to the Company’s December 31, 2009 Financial Statements contained in Item 8 of this Form 10-K.

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

Item 11.11                      Compensation Policies and Risk Management

The Company has evaluated its compensation policies and practices applicable to all employees and believes that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

Amended and Restated Item 13

Item 13 is amended and restated in its entirety as follows:

Item 13.                      Transactions with Related Persons, Promoters and Certain Control Persons

(a)  There are no transactions to report.

(b) The Company’s Board of Directors has a Conduct Review Committee which acts pursuant to a written Charter and procedures (together, the “procedures”). Messrs. Balog, Bernbach and Louvel serve on the Conduct Review Committee.

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

Amended and Restated Item 15

Item 15 is amended and restated in its entirety as follows:

Item 15.

Exhibits and Financial Statement Schedules

The documents identified below are filed as a part of this report:

15.1 Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements for the Years Ended December 31, 2009, 2008 and 2007	59

Consolidated Balance Sheets as of December 31, 2009 and 2008	60

Consolidated Statements of Income for the Years Ended
December 31, 2009, 2008 and 2007	62

Consolidsated Statements of Stockholder's Equity for the Years Ended
December 31, 2009, 2008 and 2007	63

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	64

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2009, 2008 and 2007	66

Schedule III - Supplemental Insurance Information	117

All other schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

15.2	Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant's Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant's Form 10-K for the year ended December 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan Amended and restated as of April 2007 Filed herewith

10.2	Supplemental Executive Retirement Plan Amended and restated as of March 24, 2009 Filed herewith

10.3	Executive Deferred Compensation Plan Amended and restated as of March 24, 2009 Filed herewith

10.4	Deferred Share Unit Plan Amended and restated as of March 24, 2009 Filed herewith

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6	Nonqualified Deferred Compensation Plan Amended and restated as of March 24, 2009 Filed herewith

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

Exhibit Number	Title	Page
24	Directors' Power of Attorney Directors' Power of Attorney filed as Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1996; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1997; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2003; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2005; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2006; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2007; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2008; Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2009, and incorporated herein by reference

31.1	Section 302 Certification of the Chief Executive Officer filed herewith

31.2	Section 302 Certification of the Chief Financial Officer filed herewith

32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/   Mitchell T.G. Graye
       Mitchell T.G. Graye, President and Chief Executive Officer

Date: May 17, 2010