Form 10-Q/A
period 2010-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-08-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 1, 2010, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Explanatory Note

Great-West Life & Annuity Insurance Company (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission with an effective filing date of May 11, 2010 (the "Form 10-Q"), solely to (i) restate the Condensed Consolidated Statements of Cash Flows following certain misclassifications of cash flows from in process trades and unrealized gains and losses on derivatives, (ii) to restate the recurring Level 3 tables in the Notes to Condensed Consolidated Financial Statements for a misclassification of the amount of certain credit-related write-downs through net income, and (iii) to make a conforming change in Management's Discussion and Analysis of Financial Condition and Results of Operations to the amount of purchases of trading securities for the three-month period ended March 31, 2009.

This Form 10-Q/A addresses the matters indicated above by amending and restating in their entirety Items 1, 2 and 6. Except as described above, no changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure in the Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures and should be read in conjunction with the Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the principal executive officer and the principal financial officer of the Company have been filed as exhibits to this Amendment No. 1.

Amended and Restated Item 1
Item 1 is amended and restated in its entirety as follows:

Part I - Financial Information
Item 1.  Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $14,274,661 and $14,117,799)	$14,405,688	$13,917,813
Fixed maturities, held for trading, at fair value (amortized cost $160,158 and $135,425)	166,285	140,174
Mortgage loans on real estate (net of allowances of $14,854 and $14,854)	1,564,404	1,554,132
Equity investments, available-for-sale, at fair value (cost $15,656 and $18,860)	21,785	25,679
Policy loans	3,966,388	3,971,833
Short-term investments, available-for-sale (cost approximates fair value)	669,173	488,480
Limited partnership and limited liability corporation interests	245,577	253,605
Other investments	24,127	24,312
Total investments	21,063,427	20,376,028

Other assets:
Cash	19,872	170,978
Reinsurance receivable	576,089	573,963
Deferred acquisition costs and value of business acquired	431,711	481,044
Investment income due and accrued	276,953	225,449
Premiums in course of collection	6,980	9,015
Deferred income taxes	17,553	125,878
Collateral under securities lending agreements	91,004	38,296
Due from parent and affiliates	204,753	196,697
Goodwill	105,255	105,255
Other intangible assets	28,634	29,632
Other assets	529,578	491,471
Assets of discontinued operations	79,875	87,719
Separate account assets	19,128,516	18,886,901
Total assets	$42,560,200	$41,798,326

See notes to condensed consolidated financial statements.
(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	March 31, 2010	December 31, 2009
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$19,347,137	$18,972,560
Policy and contract claims	280,929	286,176
Policyholders' funds	336,359	358,795
Provision for policyholders' dividends	69,003	69,494
Undistributed earnings on participating business	4,444	3,580
Total policy benefit liabilities	20,037,872	19,690,605

General liabilities:
Due to parent and affiliates	544,551	537,563
Repurchase agreements	601,332	491,338
Commercial paper	94,826	97,613
Payable under securities lending agreements	91,004	38,296
Other liabilities	484,665	618,508
Liabilities of discontinued operations	79,812	87,719
Separate account liabilities	19,128,516	18,886,901
Total liabilities	41,062,578	40,448,543

Commitments and contingencies (Note 13)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	762,254	761,330
Accumulated other comprehensive loss	43,547	(132,721)
Retained earnings	684,789	714,142
Total stockholder's equity	1,497,622	1,349,783
Total liabilities and stockholder's equity	$42,560,200	$41,798,326

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
(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder's Equity
Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (Unaudited)
(In Thousands)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Unrealized Gains (Losses) on Securities	Employee Benefit Plan Adjustments	Retained Earnings	Total
Balances, January 1, 2009	$7,032	$756,912	$(691,594)	$(71,079)	$607,860	$609,131
Net income					122,436	122,436
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed
maturities available-for-sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						638,480
Impact of adopting ASC section 320-10-65 "Investments -Debt and Equity Securities" on available-for-sale securities, net of tax			(8,528)		8,528	-
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	714,142	1,349,783
Net income					36,647	36,647
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			(3,251)			(3,251)
Net change in unrealized gains (losses)			179,725			179,725
Employee benefit plan adjustment				(206)		(206)
Total comprehensive income						176,268
Dividends					(66,000)	(66,000)
Capital contribution - stock-based compensation		399				399
Income tax benefit on stock-based compensation		525				525
Balances, March 31, 2010	$7,032	$762,254	$86,364	$(42,817)	$684,789	$1,497,622

See notes to condensed consolidated financial statements.
(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$36,647	$43,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	386	(66)
Amortization of premiums (accretion) of discounts on investments, net	(7,544)	(16,369)
Net realized (gains) losses on investments	20,254	(2,293)
Net purchases of trading securities	(24,669)	(203,846)
Interest credited to contractholders	115,117	129,396
Depreciation and amortization	14,975	21,368
Deferral of acquisition costs	(24,310)	(16,612)
Deferred income taxes	14,782	11,829
Changes in assets and liabilities:
Policy benefit liabilities	53,650	(99,590)
Reinsurance receivable	5,801	32,542
Accrued interest and other receivables	(49,469)	(13,522)
Other, net	(106,282)	(32,437)
Net cash provided by (used in) operating activities	49,338	(145,601)

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,063,168	1,029,852
Mortgage loans on real estate	19,599	18,478
Equity investments and other limited partnership interests	14,258	15,699
Purchases of investments:
Fixed maturities available-for-sale	(1,163,899)	(1,048,606)
Mortgage loans on real estate	(31,568)	(5,600)
Equity investments and other limited partnership interests	(1,815)	(2,971)
Net change in short-term investments	(296,626)	(229,857)
Net change in repurchase agreements	109,994	147,199
Other, net	404	(1,085)
Net cash used in investing activities	(286,485)	(76,891)

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
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

1. Organization and Basis of Presentation

Organization - Great-West Life & Annuity Insurance Company ("GWLA") and its subsidiaries (collectively, the "Company") is a direct wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a holding company formed in 1998.  GWL&A Financial is a wholly-owned subsidiary of Great-West Lifeco U.S. Inc. ("Lifeco U.S.") and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. ("Lifeco").  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States.  The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, recognition of income on certain investments, valuation and accounting for derivative instruments, goodwill, deferred acquisition costs and value of business acquired, policy and contract benefits and claims, employee benefits plans and taxes on income.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company's financial position and the results of its operations.  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

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

Restatement of cash flows - The accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2010 has been restated as a result of the misclassification of cash flows from in process trades.  Proceeds from sales of fixed maturities available-for-sale decreased by ($11,821), purchases of fixed maturities available-for-sale increased by ($33,878) and investing activities other, net increased by $45,699.  Net cash used in investing activities did not change.

The accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2009 has been restated as a result of the misclassification of cash flows from in process trades and unrealized gains and losses on derivatives.  The following table summarizes the effect of the adjustments the Company made for the three months ended March 31, 2009:

	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net purchases of trading securities	$(215,101)	$11,255	$(203,846)
Changes in assets and liabilities:
Other, net	(84,471)	52,034	(32,437)
Net cash provided by (used in) operating activities	(208,890)	63,289	(145,601)

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,014,364	15,488	1,029,852
Equity investments and other limited partnership interests	15,183	516	15,699
Net change in short-term investments	(266,870)	37,013	(229,857)
Other, net	115,221	(116,306)	(1,085)
Net cash provided by (used in) investing activities	(13,602)	(63,289)	(76,891)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the "ASC") as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") applied by nongovernmental entities.  All previously issued GAAP authoritative pronouncements are superseded and replaced by the ASC and are considered non-authoritative.  The ASC also established that rules and interpretative releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of GAAP for SEC registrants.  SFAS No. 168 and the ASC are effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted SFAS No. 168 and the ASC for its fiscal quarter ended September 30, 2009.

In April 2009, the FASB issued Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" ("FSP No. FAS 157-4").  Effective July 1, 2009, FSP No. FAS 157-4 was superseded and replaced by certain provisions of ASC topic 820.  These provisions of ASC topic 820 relate to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  These provisions of ASC topic 820 reaffirm the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  These provisions of ASC topic 820 apply to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements.  The provisions of ASC topic 820 that relate to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly were effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 820 relating to these considerations for its fiscal quarter ended June 30, 2009.  The adoption of ASC topic 820 relating to these considerations did not have a material impact on the Company's fair value measurements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. FAS 115-2 and FAS 124-2").  Effective July 1, 2009, FSP No. FAS 115-2 and FAS 124-2 was superseded and replaced by certain provisions of ASC topic 320, "Investments - Debt and Equity Securities" ("ASC topic 320").  These provisions of ASC topic 320 require companies, among other things, to bring greater consistency to the timing of impairment recognition and provide for greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold.  These provisions of ASC topic 320 also require increased and timelier disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.  These provisions of ASC topic 320 were effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 320 for its fiscal quarter ended June 30, 2009 and recognized the effect of applying them as a change in accounting principle.  The Company recognized an $8,528, net of income taxes, cumulative effect adjustment upon initially applying these provisions of ASC topic 320 as an increase to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP No. FAS 107-1 and APB 28-1").  Effective July 1, 2009, FSP No. FAS 107-1 and APB 28-1 was superseded and replaced by certain provisions of ASC topic 825, "Financial Instruments" ("ASC topic 825").  These provisions of ASC topic 825 require certain annual disclosures of ASC topic 825 to be included for interim reporting periods.  These provisions of ASC topic 825 were effective for periods ending after June 15, 2009.  The Company adopted these provisions of ASC topic 825 for its fiscal quarter ended June 30, 2009.  The additional disclosures have been incorporated herein.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166").  Effective July 1, 2009, SFAS No.166 was superseded and replaced by certain provisions of ASC topic 860, "Transfers and Servicing" ("ASC topic 860").  Among other things, provisions of ASC topic 860 improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor's continuing involvement, if any, in transferred financial assets.  The ASC topic 860 has been further amended relating to derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities.  These amendments to ASC topic 860 were effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 860 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 860 did not have a material impact on the Company's condensed consolidated financial position or the results of its operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167").  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require continuous reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity ("VIE").  The amended provisions of ASC topic 810 change the consolidation guidance applicable to a VIE.  They also amend the guidance governing the determination of whether an entity is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE.  The amended provisions of ASC topic 810 also require enhanced disclosures about an entity's involvement with a VIE.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 810 did not have a material impact on the Company's condensed consolidated financial position or the results of its operations.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-10 "Consolidation: Amendments for Certain Investment Funds" ("ASU No. 2010-10").  ASU No. 2010-10 defers the effective date of the amendments to the consolidation requirements made by certain provisions of ASC topic 810 (formerly SFAS No. 167), specifically the evaluation of a company's interests in mutual funds, private equity funds, hedge funds, real estate entities that measure their investments at fair value, real estate investment trusts and venture capital funds.  The deferral provisions of ASU No. 2010-10 will continue indefinitely.  ASU No. 2010-10 was effective for interim and annual periods in fiscal years beginning after November 15, 2009.  The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company's condensed consolidated financial position or the results of its operations.

In January 2010, the FASB issued ASU No. 2010-06 "Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements" ("ASU No. 2010-06").  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2, and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and will adopt the Level 3 purchase, sales, issuances and settlement provisions for its fiscal year beginning January 1, 2011.  The adoption ASC No. 2010-06 did not have an impact on the Company's condensed consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Future adoption of new accounting pronouncements

In March 2010, the FASB issued ASU No. 2010-11 "Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives" ("ASU No. 2010-11").  ASU No. 2010-11 provides that embedded credit derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting.  In addition, ASU No. 2010-11 provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcation and separate accounting.  ASU 2010-11 is effective at the beginning of fiscal quarters beginning after June 15, 2010.  The Company will adopt ASU 2010-11 for its quarter beginning July 1, 2010.  The Company is evaluating the impact of the adoption of ASU No. 2010-11.

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

The Company's wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina ("GWSC"), and The Canada Life Assurance Company ("CLAC"), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,017,300 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2010 and December 31, 2009, there were no outstanding amounts related to the letters of credit.

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

The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company's separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended March 31, 2010 and 2009, these purchases totaled $69,629 and $18,384 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $378,431 and $364,233 at March 31, 2010 and December 31, 2009, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

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

On September 30, 2009, the Company's wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWLA with GWLA being the surviving entity.  The completion of the merger did not have an impact on the Company's condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

5.  Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments ("OTTI") included in accumulated other comprehensive income (loss) ("AOCI") at March 31, 2010:

	March 31, 2010
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

Derivative financial instruments - The Company makes limited use of derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  While the Company purchases all derivatives as hedges to manage risk, hedge accounting has not been elected for some derivative transactions.  To manage the Company's interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate.  In order to manage the risk of a change in the fair value of certain assets, interest rate futures are utilized.  Interest rate futures are also used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is managed through the use of foreign currency exchange contracts.  Interest rate swaptions are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.  The Company's exposure is limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at March 31, 2010 and December 31, 2009.  As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company's derivatives treated as fair value hedges are eligible for hedge accounting.  Changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item are reported within net investment income.  Hedges closed are reported in realized investment gains (losses).

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes derivative financial instruments at March 31, 2010:

	March 31, 2010
	Notional amount	Number of contracts	Strike/Swap rate 1	Maturity
Interest rate swaps	$136,200	11	0.20% - 0.44%	February 2012 - February 2045

Foreign currency contracts	30,000	1	N/A	December 2016

Futures:
Thirty year U.S. Treasury:
Short position	82,200	822	N/A	June 2010
Ten year U.S. Treasury:
Short position	30,300	303	N/A	June 2010
Long position	38,700	387	N/A	June 2010
Five year U.S. Treasury:
Short position	19,300	193	N/A	June 2010

Interest rate swaptions	1,140,000	60	9.90% - 10.10%	November 2010 - September 2015

1  Interest rate swaps - pay variable based on three to twelve-month London Interbank Offering Rate, receive fixed rates between 4.9% and 5.7%.

The following table summarizes derivative financial instruments at December 31, 2009:

	December 31, 2009
	Notional amount	Number of contracts	Strike/Swap rate	Maturity
Interest rate swaps	$156,500	13	0.19% - 0.43%	February 2012 - February 2045

Foreign currency contracts	30,000	1	N/A	December 2016

Futures:
Thirty year U.S. Treasury:
Short position	83,100	831	N/A	March 2010
Ten year U.S. Treasury:
Short position	54,400	544	N/A	March 2010
Five year U.S. Treasury:
Short position	27,700	277	N/A	March 2010

Interest rate swaptions	1,140,000	60	9.90% - 10.10%	November 2010 - September 2015

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables present derivative instruments in the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009:

	Asset derivatives			Liability derivatives
	Fair value			Fair value
	March 31, 2010	December 31, 2009	Balance sheet location	March 31, 2010	December 31, 2009	Balance sheet location
Derivatives designated as hedging instruments:
Interest rate swaps	$13,972	$14,690	(A)	$-	$-
Foreign currency exchange contracts	-	-		1,520	3,317	(B)
Total	$13,972	$14,690		$1,520	$3,317

(A)  Other assets
(B)  Other liabilities

	Asset derivatives			Liability derivatives
	Fair value			Fair value
	March 31, 2010	December 31, 2009	Balance sheet location	March 31, 2010	December 31, 2009	Balance sheet location
Derivatives not designated as hedging instruments:
Interest rate swaptions	$3,677	$8,460	(A)	$-	$-
Total	$3,677	$8,460		$-	$-

(A)  Other assets

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three-month periods ended March 31, 2010 and 2009:

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010	Income statement location	Three Months Ended March 31, 2010	Income statement location
Cash flow hedges:
Interest rate swaps	$1,444	$286	(A)	$(1)	(A)
Foreign currency exchange contracts	1,798	-		-
Interest rate futures	(447)	27	(A)	-
Total	$2,795	$313		$(1)

(A)  Net investment income

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009	Income statement location	Three Months Ended March 31, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(31,705)	$70	(A)	$19	(A)
Foreign currency exchange contracts	(363)	-		-
Interest rate futures	-	13	(A)	-
Total	$(32,068)	$83		$19

(A)  Net investment income

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three Months Ended March 31, 2010	Income statement location	Three Months Ended March 31, 2010	Income statement location
Fair value hedges:
Interest rate futures	$(1,177)	(A)	$-
Interest rate futures	272	(B)	-
Items hedged in interest rate futures	-		1,221	(A)
Total	$(905)		$1,221

(A)  Net investment income
(B)   Realized investment gains (losses), net

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three Months Ended March 31, 2009	Income statement location	Three Months Ended March 31, 2009	Income statement location
Fair value hedges:
Interest rate futures	$3,233	(A)	$-
Interest rate futures	(1,544)	(B)	-
Items hedged in interest rate futures	-		(1,649)	(A)
Total	$1,689		$(1,649)

(A)  Net investment income
(B)  Realized investment gains (losses), net
	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three Months Ended March 31, 2010	Income statement location	Three Months Ended March 31, 2010	Income statement location
Derivatives not designated as hedging instruments
Interest rate futures	$(3,559)	(A)	$-
Interest rate futures	963	(B)	-
Interest rate swaptions	(4,784)	(A)	-
Total	$(7,380)		$-

(A)  Net investment income
(B)  Realized investment gains (losses), net

The Company did not have derivatives not designated as hedging instruments in the condensed consolidated statement of income for the three-month period ended March 31, 2009.

Limited partnership interests and limited liability corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minority equity interest and virtually no influence over the entity's operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At March 31, 2010 and December 31, 2009, the Company had $245,577 and $253,605, respectively, invested in limited partnerships and limited liability corporations.

The Company has determined its investment in the low-income housing limited partnerships are considered VIEs.  The Company is a limited partner and has virtually no influence over the entity's operations and thus is not the primary beneficiary of the VIE.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company's investment at March 31, 2010 was as follows:

Limited partnership interests and limited liability corporation interests	Liabilities	Maximum exposure to loss
$ 183,314	$ -	$ 183,314

The Company's maximum exposure is limited to the current carry value of its investment as the return is  guaranteed by a third party and the Company is not required to provide any additional funding unless the investment exceeds the minimum yield guarantee.

The Company has not provided any additional financial or other support during the period from January 1, 2010 to March 31, 2010 that it was not previously contractually required to provide.

Impairment of fixed maturity and equity investments classified as available-for-sale - The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder's equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the condensed consolidated balance sheet date are subjected to the Company's process for the identification and evaluation of other-than-temporary impairments.

The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management's case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  Inherent in management's evaluation of the security are assumptions and estimates about the issuer's operations and ability to generate future cash flows.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

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

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $52,565 and $2,462 during the three months ended March 31, 2010 and 2009, respectively.  Of the $52,565, $36,524 was primarily credit-related other-than-temporary impairment on asset-backed securities with underlying collateral primarily backed by home improvement loans and home equity loans guaranteed by Ambac Financial Group, Inc. ("Ambac").  During 2010, $15,704 of non-credit-related other-than-temporary impairment was reclassified to other comprehensive income.  The Company recorded other-than-temporary impairments on equity securities of $490 and $0 for the three months ended March 31, 2010 and 2009, respectively.

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

The credit loss portion on fixed maturities was determined as the difference between the securities' amortized cost and the present value of expected future cash flows.  These expected cash flows were determined using judgment and the best information available to the Company, and were discounted at the security's original effective rate.  Inputs used to derive expected cash flows included default rates, credit ratings, collateral characteristics and current levels of subordination.

6.     Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009:

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	March 31, 2010		December 31, 2009
Liabilities	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Annuity contract reserves without life contingencies	$7,336,395	$7,315,832	$7,167,733	$7,105,090
Policyholders' funds	280,929	280,929	286,175	286,175
Repurchase agreements	601,332	601,332	491,338	491,338
Commercial paper	94,826	94,826	97,613	97,613
Payable under securities lending agreements	91,004	91,004	38,296	38,296
Payable under derivative counterparty collateral agreements	3,320	3,320	4,300	4,300
Derivative instruments	1,520	1,520	3,317	3,317
Notes payable	541,580	541,580	532,319	532,319

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Other investments

Other investments include the Company's percentage ownership of a foreclosed lease interest in aircraft.  The estimated fair value is based on the present value of anticipated lease payments plus the residual value of the aircraft.  Also included in other investments is real estate held for investment.  The estimated fair value is based on appraised value.

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

Annuity contract benefits without life contingencies

The estimated fair values of annuity contract benefits without life contingencies are estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for the Company's credit risk.

Policyholders' funds

The estimated fair values of policyholders' funds are the same as the carrying amounts since the Company can change the interest crediting rates with thirty days notice.

Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon discounted cash flows at current market rates on high quality investments.

Separate account assets

Separate account assets are adjusted to net asset value on a regular basis, which approximates fair value.

Fair value hierarchy

The Company's assets and liabilities recorded at fair value have been categorized based upon the following fair value hierarchy:

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

      Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities were obtained from a pricing service.  The inputs used by the pricing service are reviewed on a quarterly basis.  The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data.  Level 2 securities include those priced using a matrix which are based on credit quality and average life, U.S. government and agency securities, restricted stock, some private equities, certain fixed maturity investments and some over-the-counter derivatives.  See Note 5 for further discussions of derivatives and their impact on the Company's condensed consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis March 31, 2010
Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,073,327	$-	$2,073,327
Obligations of U.S. states and their subdivisions	-	1,594,529	-	1,594,529
Foreign governments	-	453	-	453
Corporate debt securities	-	7,162,720	120,622	7,283,342
Asset-backed securities	-	1,587,647	325,173	1,912,820
Residential mortgage-backed securities	-	763,838	-	763,838
Commercial mortgage-backed securities	-	728,865	-	728,865
Collateralized debt obligations	-	46,767	1,747	48,514
Total fixed maturities available-for-sale	-	13,958,146	447,542	14,405,688
Fixed maturities, held for trading:
U.S. government direct obligations and U.S. agencies	-	67,047	-	67,047
Corporate debt securities	-	47,469	-	47,469
Asset-backed securities	-	43,423	-	43,423
Commercial mortgage-backed securities	-	8,346	-	8,346
Total fixed maturities held for trading	-	166,285	-	166,285
Equity investments available-for-sale:
Equity mutual funds	21,200	585	-	21,785
Total equity investments	21,200	585	-	21,785
Short-term investments available-for-sale	17,061	652,112	-	669,173
Collateral under securities lending agreements	90,448	556	-	91,004
Other assets 1	-	17,649	-	17,649
Separate account assets 2	10,260,089	8,624,045	5,358	18,889,492
Total assets	$10,388,798	$23,419,378	$452,900	$34,261,076

Liabilities
Total liabilities 1	$-	$-	$1,519	$1,519

1	Includes derivative financial instruments.
2	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2010
	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities 3	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for- sale: collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Realized and unrealized gains and losses:
Gains (losses) included in net income	450	(27,380)	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	7,620	33,508	-	54	1,797	222
Purchases, issuances and settlements	(11,818)	(66,122)	-	(36)	-	(2,724)
Transfers in (out) of Level 3 2	(64,566)	(7,198)	(58,270)	-	-	(2,100)
Balance, March 31, 2010	$120,622	$325,173	$-	$1,747	$(1,520)	$5,358

Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2010	$-	$-	$-	$-	$-	$-

1	Includes derivative financial instruments.
2	Transfers in and out of Level 3 are from and to Level 2 and are due primarily to enhanced review and corroboration of market prices with multiple pricing vendors.
3
Amounts have been restated due to a misclassification of the amount of credit-related write-downs through net income related to Ambac.  Losses included in net income on fixed maturities available-for-sale: asset-backed securities increased $20,065 to ($27,380) from that previously reported of ($7,315).  Purchases, issuances and settlements on fixed maturities available-for-sale: asset-backed securities decreased $20,065 to ($66,122) from that previously reported of ($86,187).  The balance for fixed maturities available-for-sale: asset-backed securities as of March 31, 2010 did not change due to this line item misclassification.

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010
	Net realized gains (losses) on investments 1	Net investment income
Realized and unrealized gains and losses included in net income for the period	$(26,930)	$-

1
Amounts have been restated due to a misclassification of the amount of credit-related write-downs through net income related to Ambac.  The realized and unrealized gains and losses included in net income for the period increased ($20,065) to ($26,930) from that previously reported of ($6,865).

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

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(10,705)	$25,609
Preferred provider agreements	7,970	(4,945)	3,025
Total	$44,284	$(15,650)	$28,634

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

8.   Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$304,041	$(106,415)	$197,626
Net changes during the period related to cash flow hedges	2,795	(978)	1,817
Reclassification adjustment for (gains)losses realized in net income	24,011	(8,404)	15,607
Net unrealized gains (losses)	330,847	(115,797)	215,050
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(59,348)	20,772	(38,576)
Net unrealized gains (losses)	271,499	(95,025)	176,474
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$271,182	$(94,914)	$176,268

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$1,174,693	$(411,143)	$763,550
Net changes during the year related to cash flow hedges	(57,218)	20,027	(37,191)
Reclassification adjustment for (gains)losses realized in net income	71,473	(25,016)	46,457
Net unrealized gains (losses)	1,188,948	(416,132)	772,816
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(250,468)	87,664	(162,804)
Net unrealized gains (losses)	938,480	(328,468)	610,012
Employee benefit plan adjustment	43,797	(15,329)	28,468
Other comprehensive income (loss)	$982,277	$(343,797)	$638,480

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

The following table presents a reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate for the three months ended March 31, 2010 and 2009:

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

11.  Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  The Company's Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company's Individual Markets segment for the three months ended March 31, 2010 and 2009:

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

The following table summarizes the financial results of the Company's Retirement Services segment for the three months ended March 31, 2010 and 2009:

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
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company's Other segment for the three months ended March 31, 2010 and 2009:

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

During the three months ended March 31, 2010, Lifeco granted 404,700 stock options to employees of the Company.  The stock options vest over a five-year period ending in February 2015.  Compensation expense in the amount of $1,696, computed using the accelerated method of recognition, will be recognized in the Company's financial statements over the vesting period of these stock option grants.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

14.  Subsequent Event

On May 3, 2010, the Company's Board of Directors declared a dividend in the amount of $46,667 to be paid during the second quarter of 2010.

Amended and Restated Item 2
Item 2 is amended and restated in its entirety as follows.  The only change is a revised amount of purchases of trading securities for the three-month period ended March 31, 2009, consistent with the restatement of cash flows set out under "Restatement of cash flows" in Note 1 to the Condensed Consolidated Financial Statements.

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

On April 1, 2010, the Company introduced a lifetime guaranteed minimum withdrawal benefit ("GMWB") product in the 401(k) market. The GMWB product offered by the Company provides the policyholder with a guaranteed minimum level of annual income for life. The minimum level of income may increase depending upon the level of growth in the market value of the particular underlying segregated funds. Where the market value of the particular underlying funds is ultimately insufficient to meet the level of guarantee purchased by the policyholder, the Company is obligated to make up the shortfall.

This product involves cash flows of which the magnitude and timing are uncertain and are dependent on the level of equity and fixed income market returns, interest rates, market volatility, policyholder behavior and policyholder longevity.  In 2010, the Company is implementing a hedging program to mitigate certain risks associated with options embedded in its GMWB product.

In March of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the "Acts") was signed into law.  The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts the impact of which are currently not determinable include the elimination of lifetime limits on retiree medical coverage.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretation of the Acts become available.

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

During the three months ended March 31, 2010, the Company recorded other-than-temporary impairments in the fair value of its fixed maturity investments in the amount of $53 million primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity and tightening of credit spreads have resulted in improved market values for the Company's fixed maturity and equity investments since December 31, 2009.  The company has recorded a decrease in gross unrealized losses of $211 million and an increase in gross unrealized gains of $119 million during the first three months ended March 31, 2010.  This resulted in a $180 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of these and other investment losses.

The instability in the credit markets in 2008 and 2009 has not had a significant impact on the Company's current sources of liquidity.  The Company has met its operating requirements by maintaining appropriate liquidity in its investment portfolio and utilizing cash flows from operations.  The Company's credit rating has remained stable.  If necessary, the Company has continued access to a $50 million line of credit which currently has no amounts outstanding.

Company Results of Operations

The following discussion addresses the Company's results of operations for the three months ended March 31, 2010, compared with the same period in 2009.  The discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to which the reader is directed for additional information.

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

Net Income

The Company's consolidated net income decreased by $7 million for the three months ended March 31, 2010 when compared to 2009.  The decrease is primarily related to a $22 million decrease in net realized investment gains (losses) and higher operating expenses partially offset by the $26 million increase in fee income.

Premium income increased by $69 million, or 49%, to $211 million for the three months ended March 31, 2010 when compared to 2009.  This increase is primarily related to a $61 million increase in sales of the single premium whole life product in the Company's Individual Markets segment.

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

Net realized investment gains (losses) decreased by $22 million from a gain of $2 million during 2009 to a loss of $20 million during 2010.  The $20 million loss in 2010 is due to a combination of $37 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. ("Ambac") (See discussion under Fixed Maturity Investments below) offset by $17 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $75 million, or 17%, to $525 million for the three months ended March 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits related to the increased sales premium in the Company's Individual Markets segment as mentioned above.  In addition to higher commissions expense as a result of higher asset based commissions in the Company's Retirement Services segment from higher average account balances due to the performance of the U.S. equities market in the first quarter of 2010 compared to 2009.

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

Segment Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  The Company's Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

Individual Markets Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following is a summary of certain financial data of the Company's Individual Markets segment:

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

Retirement Services Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following is a summary of certain financial data of the Company's Retirement Services segment:

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

The following table provides information for the Retirement Services' segment participant account values:

	March 31,
(In millions)	2010	2009
General Account - Fixed Options:
Public / Non-profit	$3,517	$3,338
401(k)	3,705	3,458
	$7,222	$6,796
Separate Accounts - Variable Options:
Public / Non-profit	$7,528	$6,452
401(k)	6,508	4,347
	$14,036	$10,799
Unaffiliated Retail:
Investment Options and Administrative Services Only:
Public / Non-profit	$51,773	$36,128
401(k)	21,429	14,244
Institutional	37,973	23,274
	$111,175	$73,646

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

The following is a summary of certain financial data of the Company's Other segment:

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

A summary of the Company's general account investment assets and the assets as a percentage of total general account investments at March 31, 2010 and December 31, 2009 follows:

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

The National Association of Insurance Commissioners (the"NAIC") adopted a revised rating methodology for non-agency residential mortgage-backed securities ("RMBS") that became effective December 31, 2009.  The NAIC's objective with the revised rating methodology for non-agency RMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS.  The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company's internal rating methodology generally takes into account ratings from Standard & Poors and Moody's Investor Services, Inc., however, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009.

The distribution of the Company's fixed maturity portfolio by credit rating at March 31, 2010 and December 31, 2009 is summarized as follows:

Credit rating	March 31, 2010	December 31, 2009 1
AAA	40.1%	39.2%
AA	11.9%	12.3%
A	21.8%	21.6%
BBB	23.4%	23.4%
BB and below (Non-investment grade)	2.8%	3.5%
Total	100.0%	100.0%

1	The December 31, 2009 percentages were updated to reflect the non-agency RMBS ratings as determined by the revised NAIC ratings methodology.

The following table contains the corporate sector distribution of the Company's fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	March 31, 2010	December 31, 2009
Utility	14.7%	15.0%
Finance	10.4%	10.1%
Consumer	8.7%	8.6%
Natural resources	5.6%	6.3%
Transportation	2.5%	2.6%
Other	8.1%	8.6%

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, The Financial Guaranty Insurance Company ("FGIC"), a monoline insurer, was ordered to suspend all claims payments.  During the first quarter of 2010, Ambac Financial Group, Inc. ("Ambac"), a monoline insurer, was ordered to suspend claims payments on residential mortgage-backed securities by the State of Wisconsin Insurance Department.  The impact of the order to suspend all claims payable has resulted in a shortfall of the payments on $114 million of par value of the Company's holdings with an Ambac monoline guarantee.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.

The Company does not have any direct bond holdings of the actual monoline insurers.  The Company's insured holdings, excluding FGIC and Ambac guaranteed fixed maturity investments, are as follows:

	Guarantor Quality Rating		Indirect Exposure
Guarantor (In millions)	S&P	Moody's	March 31, 2010
MBIA, Inc.	BB+	B3	$272
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc)	AAA	Aa3	115
Berkshire Hathaway Assurance Corp.	AAA	Aaa	35
National Public Finance Guaranty Corporation	A	Baa1	108
			$530

At March 31, 2010 the Company had $418 million of asset-backed securities insured by monolines other than FGIC and Ambac.  At March 31, 2010 the overall credit quality of the Company's monoline-insured asset-backed securities, including the benefits of monoline insurance was A, and excluding the benefits of monoline insurance, the overall credit quality was BB+.  At March 31, 2010, the Company has other insured securities with a fair value of $112 million primarily exposed to state/municipal bond authorities and utilities and financial services companies.

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

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $198 million at March 31, 2010 from December 31, 2009.  Total Level 3 assets and liabilities at March 31, 2010 were $450 million or 1% of total assets and liabilities compared to Level 3 assets of $648 million or 2% at December 31, 2009.    Due to market conditions beginning in 2008 which have continued through 2010, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses in the amount of $84 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.  The change in Level 3 assets did not affect the Company's operations, liquidity or capital resources during the period.

The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder's equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company's process for identification and evaluation of other-than-temporary impairments.

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

Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on the future estimated cash flows by adjusting the security's yields.  See Note 5 to the accompanying condensed consolidated financial statements for a further discussion of impaired fixed maturity investments.

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

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are comprised exclusively of commercial loans and are carried at their unpaid principal balances, net of allowances for credit losses.  The Company does not originate any single family residential mortgage loans.  The Company follows a comprehensive approach with the management of mortgage loans that includes ongoing analysis of key mortgage characteristics such as debt service coverage, property condition, loan-to-value ratios and market conditions.  Collateral valuations are performed for all mortgages to identify possible risks and exposures.  These valuations are then incorporated into the determination of the Company's allowance for credit losses.

The weighted average loan-to-value ratio for the Company's mortgage loans on real estate was 51% and 50% at March 31, 2010 and December 31, 2009, respectively.  The debt service coverage ratio was 1.91 and 1.92 times at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company originated 4 and 23 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 58% and 46% and debt service coverage ratio was 1.66 and 2.14 times in 2010 and 2009, respectively.

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

The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed.  Note 5 to the condensed consolidated financial statements contain a discussion of the Company's derivative position.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to adopt accounting policies that make a significant variety of estimates and assumptions.  These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

Critical accounting policies are those that management believes are important to the portrayal of the Company's results of operations and financial condition and which require management to make difficult, subjective and/or complex judgments.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.

Management has identified the following as critical accounting policies:

• Valuation of investments and other-than-temporary impairments.
• Recognition of income on certain investments.
• Valuation and accounting for derivative instruments.
• Policy and contract benefits and claims.
• Deferred acquisition costs and value of business acquired.
• Goodwill.
• Employee benefit plans.
• Taxes on income.

A discussion of each of these critical accounting policies may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The principal sources of the Company's liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with policy surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  Primary liquidity concerns regarding investment activity are the risks of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are purchases of trading securities of $25 million and $204 million for the three-month period ended March 31, 2010 and 2009.  The Company intends to reinvest these securities for higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $689 million and $659 million as of March 31, 2010 and December 31, 2009, respectively.  In addition, 97% and 96% of the bond portfolio carried an investment grade rating at March 31, 2010 and December 31, 2009, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company's financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $95 million and $98 million of commercial paper outstanding at March 31, 2010 and December 31, 2009, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor's Ratings Services and a rating of P-1 by Moody's Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company's liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

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

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 13, 2010
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)