Form 10-Q
period 2010-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-08-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 1, 2010, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I	Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $14,654,632 and $14,117,799)	$15,234,320	$13,917,813
Fixed maturities, held for trading, at fair value (amortized cost $118,152 and $135,425)	128,170	140,174
Mortgage loans on real estate (net of allowances of $14,854 and $14,854)	1,599,233	1,554,132
Equity investments, available-for-sale, at fair value (cost $15,659 and $18,860)	19,628	25,679
Policy loans	4,002,906	3,971,833
Short-term investments, available-for-sale (cost approximates fair value)	706,840	488,480
Limited partnership and other corporation interests	235,366	253,605
Other investments	25,395	24,312
Total investments	21,951,858	20,376,028

Other assets:
Cash	8,539	170,978
Reinsurance receivable	587,000	573,963
Deferred acquisition costs and value of business acquired	339,726	481,044
Investment income due and accrued	218,178	225,449
Premiums in course of collection	20,272	9,015
Deferred income tax assets, net	-	125,878
Collateral under securities lending agreements	61,095	38,296
Due from parent and affiliates	223,259	196,697
Goodwill	105,255	105,255
Other intangible assets	27,637	29,632
Other assets	486,157	491,471
Assets of discontinued operations	97,454	87,719
Separate account assets	19,975,473	18,886,901
Total assets	$44,101,903	$41,798,326

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	June 30, 2010	December 31, 2009
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$19,590,807	$18,972,560
Policy and contract claims	279,313	286,176
Policyholders' funds	371,813	358,795
Provision for policyholders' dividends	69,205	69,494
Undistributed earnings on participating business	5,886	3,580
Total policy benefit liabilities	20,317,024	19,690,605

General liabilities:
Due to parent and affiliates	538,598	537,563
Repurchase agreements	693,230	491,338
Commercial paper	99,003	97,613
Payable under securities lending agreements	61,095	38,296
Deferred income tax liabilities, net	110,284	-
Other liabilities	498,708	618,508
Liabilities of discontinued operations	97,340	87,719
Separate account liabilities	19,975,473	18,886,901
Total liabilities	42,390,755	40,448,543

Commitments and contingencies (Note 13)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	763,012	761,330
Accumulated other comprehensive income (loss)	255,482	(132,721)
Retained earnings	685,622	714,142
Total stockholder's equity	1,711,148	1,349,783
Total liabilities and stockholder's equity	$44,101,903	$41,798,326

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Premium income, net of premiums ceded of $18,540, $18,950,$24,237 and $25,041	$164,364	$120,248	$375,358	$262,349
Fee income	110,928	90,370	220,567	174,264
Net investment income	288,744	273,030	568,100	554,382
Realized investment gains and losses, net:
Total other-than-temporary losses	(20,868)	(950)	(73,923)	(3,412)
Other-than-temporary losses transferred to other comprehensive income	-	-	15,704	-
Other realized investment gains, net	804	20,030	17,901	24,785
Total realized investment gains (losses), net	(20,064)	19,080	(40,318)	21,373
Total revenues	543,972	502,728	1,123,707	1,012,368
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $5,677,$19,850, $11,826 and $31,216	158,947	171,215	306,800	316,045
Increase (decrease) in future policy benefits	19,456	(10,908)	121,187	12,897
Interest paid or credited to contractholders	132,856	137,136	249,146	268,331
Provision for policyholders' share of earnings on participating business	267	378	653	312
Dividends to policyholders	13,429	13,192	37,213	38,788
Total benefits	324,955	311,013	714,999	636,373
General insurance expenses	121,311	107,423	236,287	206,173
Amortization of deferred acquisition costs and value of business acquired	12,533	19,491	23,333	36,142
Interest expense	9,353	9,366	18,688	18,799
Total benefits and expenses, net	468,152	447,293	993,307	897,487
Income from operations before income taxes	75,820	55,435	130,400	114,881
Income tax expense	28,320	17,342	46,253	32,789
Net income	$47,500	$38,093	$84,147	$82,092

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder's Equity
Year Ended December 31, 2009 and Six Months Ended June 30, 2010 (Unaudited)
(In Thousands)

			Accumulated Other Comprehensive Income (Loss)
	Common stock	Additional paid-in capital	Unrealized gains (losses)on securities	Employee benefit plan adjustments	Retained earnings	Total
Balances, January 1, 2009	$7,032	$756,912	$(691,594)	$(71,079)	$607,860	$609,131
Net income					122,436	122,436
Other comprehensive income (loss), net of related offsets and income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						638,480
Impact of adopting the ASC section 320-10-65"Investments - Debt and Equity Securities" on available-for-sale securities, net of income taxes			(8,528)		8,528	-
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	714,142	1,349,783
Net income					84,147	84,147
Other comprehensive income (loss), net of related offsets and income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			14,684			14,684
Net change in unrealized gains (losses)			373,725			373,725
Employee benefit plan adjustment				(206)		(206)
Total comprehensive income						388,203
Dividends					(112,667)	(112,667)
Capital contribution - stock-based compensation		894				894
Income tax benefit on stock-based compensation		788				788
Balances, June 30, 2010	$7,032	$763,012	$298,299	$(42,817)	$685,622	$1,711,148

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$84,147	$82,092
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Earnings allocated to participating policyholders	653	312
Amortization of premiums (accretion) of discounts
on investments, net	(18,415)	(30,591)
Net realized (gains) losses on investments	40,318	(21,373)
Net sales (purchases) of trading securities	17,552	(440,289)
Interest credited to contractholders	246,792	264,691
Depreciation and amortization	31,708	45,402
Deferral of acquisition costs	(42,122)	(31,238)
Deferred income taxes	28,960	31,784
Changes in assets and liabilities:
Policy benefit liabilities	55,692	(24,306)
Reinsurance receivable	(22,689)	(3,520)
Accrued interest and other receivables	(3,986)	(8,702)
Other, net	(71,630)	(16,187)
Net cash provided by (used in) operating activities	346,980	(151,925)

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,284,516	2,053,704
Mortgage loans on real estate	88,007	44,161
Equity investments and other limited partnership interests	26,103	26,519
Purchases of investments:
Fixed maturities available-for-sale	(2,690,636)	(2,038,426)
Mortgage loans on real estate	(135,534)	(146,901)
Equity investments and other limited partnership interests	(3,081)	(5,560)
Net change in short-term investments	(417,605)	160,994
Net change in repurchase agreements	201,892	(72,507)
Other, net	26,779	9,224
Net cash provided by (used in) investing activities	(619,559)	31,208

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from financing activities:
Contract deposits	$1,032,225	$968,251
Contract withdrawals	(786,447)	(769,908)
Change in due to parent and affiliates	(25,527)	(51,300)
Dividends paid	(112,667)	(24,682)
Net commercial paper borrowings (repayments)	1,390	(26,977)
Change in bank overdrafts	378	4,747
Income tax benefit of stock option exercises	788	219
Net cash provided by financing activities	110,140	100,350

Net decrease in cash	(162,439)	(20,367)
Cash, beginning of period	170,978	28,352
Cash, end of period	$8,539	$7,985

Supplemental disclosures of cash flow information:
Net cash paid during the periods for:
Income taxes	$480	$2,463
Net income tax payments withheld and remitted to taxing authorities	27,768	29,109
Interest	18,688	18,799

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	894	1,311

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

1.  Organization and Basis of Presentation

Organization - Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998.  GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”).  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States.  The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Restatement of six months ended June 30, 2009 cash flows - The accompanying condensed consolidated statement of cash flows has been restated as a result of the misclassification of cash flows from in process trades, unrealized gains and losses on derivatives and security transfers to affiliates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the effect of the adjustments the Company made to its condensed consolidated statement of cash flows for the six months ended June 30, 2009:

	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net purchases of trading securities	$(496,090)	$55,801	$(440,289)
Changes in assets and liabilities:
Policy benefit liabilities	(24,430)	124	(24,306)
Other, net	87,087	(103,274)	(16,187)
Net cash provided by (used in) operating activities	(104,576)	(47,349)	(151,925)

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,009,873	43,831	2,053,704
Equity investments and other limited partnership interests	26,195	324	26,519
Purchases of investments:
Fixed maturities available-for-sale	(2,093,958)	55,532	(2,038,426)
Equity investments and other limited partnership interests	(5,752)	192	(5,560)
Net change in short-term investments	123,981	37,013	160,994
Other, net	93,315	(84,091)	9,224
Net cash provided by (used in) investing activities	(21,593)	52,801	31,208

Cash flows from financing activities:
Change in due to parent and affiliates	(45,848)	(5,452)	(51,300)
Net cash provided by (used in) financing activities	105,802	(5,452)	100,350

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States applied by nongovernmental entities.  All previously issued GAAP authoritative pronouncements are superseded and replaced by the ASC and are considered non-authoritative.  The ASC also established that rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants.  SFAS No. 168 and the ASC are effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted SFAS No. 168 and the ASC for its fiscal quarter ended September 30, 2009.

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
Six Months Ended June 30, 2010 and 2009
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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  Effective July 1, 2009, SFAS No.167 was superseded and replaced by certain provisions of ASC topic 810.  These provisions of ASC topic 810 require continuous reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity (“VIE”).  An enterprise is the primary beneficiary and thus required to consolidate the VIE if it has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the enterprise that could potentially be significant to the VIE.  The amended provisions of ASC topic 810 also require enhanced disclosures about an entity’s involvement with a VIE regardless of whether the VIE is consolidated or not.  The amended provisions of ASC topic 810 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the amended provisions of ASC topic 810 for its fiscal year beginning January 1, 2010.  The adoption of these provisions of ASC topic 810 did not have a material impact on the Company’s condensed consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

Future adoption of new accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-15 “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU No. 2010-15”).  ASU No. 2010-15 clarifies that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be its interests and that those interests should not be combined with interests of its general account in the same investment when assessing the investment for consolidation.  ASU No. 2010-15 also provides that an insurance company is required to consider a separate account as a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate.  ASU No. 2010-15 is effective for fiscal years beginning after December 15, 2010.  The Company will adopt ASU No. 2010-15 for its fiscal year beginning on January 1, 2011.  The Company is evaluating the impact of the adoption of ASU No. 2010-15.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”).  ASU No. 2010-20 provides for entities to disclose credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings, modifications as a result of troubled debt restructurings and significant sales or purchases, by disaggregated class, for its financing receivables.  ASU No. 2010-20 is effective for fiscal periods ending after December 15, 2010.  The Company will adopt ASU No. 2010-20 for its fiscal year ending December 31, 2010.  The provisions of ASU No. 2010-20 relate only to financial statement disclosures regarding financing receivables and, accordingly, its adoption will not have an impact on the Company’s consolidated financial position or the results of its operations.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the classifications of assets and liabilities of these discontinued operations at June 30, 2010 and December 31, 2009:

Assets	June 30, 2010	December 31, 2009
Reinsurance receivable	$97,371	$87,719
Other assets	83	-
Total assets	$97,454	$87,719

Liabilities
Future policy benefits	$23,678	$56,219
Policy and contract claims	73,662	31,500
Total liabilities	$97,340	$87,719

The Company ceased recording operating activity of these discontinued operations upon completion of the transaction.

4.  Related Party Transactions

Included in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 are the following related party amounts:

	June 30, 2010	December 31, 2009
Reinsurance receivable	$467,453	$452,510
Future policy benefits	2,231,313	2,293,712

Included in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009 are the following related party amounts:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Premium income, net of related party premiums ceded of $2,489, $2,154,$3,284 and $2,960	$35,331	$40,409	$66,765	$69,854
Life and other policy benefits, net of reinsurance recoveries of $1,363,$3,570, $2,230 and $6,672	32,551	27,718	66,142	53,749
Increase (decrease) in future policy benefits	(13,545)	4,520	(40,536)	(11,415)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the GWSC as collateral under the reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,051,400 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At June 30, 2010 and December 31, 2009, there were no outstanding amounts related to the letters of credit.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  Included in fee income in the condensed consolidated statements of income are $14,330 and $12,706 of advisory and management fee income from these affiliated entities for the three-month periods ended June 30, 2010 and 2009, respectively.  Included in fee income in the condensed consolidated statements of income are $28,432 and $23,942 of advisory and management fee income from these affiliated entities for the six-month periods ended June 30, 2010 and 2009, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended June 30, 2010 and 2009, these purchases totaled $34,589 and $47,636 respectively.  During the six-month periods ended June 30, 2010 and 2009, these purchases totaled $104,218 and $66,020 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $358,486 and $364,233 at June 30, 2010 and December 31, 2009, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six-month period ended June 30, 2010, the Company paid dividends of $112,667 to its parent, GWL&A Financial.

On September 30, 2009, the Company’s wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWLA with GWLA being the surviving entity.  The completion of the merger did not have an impact on the Company’s condensed consolidated financial statements.

5.  Summary of Investments

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired debt securities that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2010:

	June 30, 2010
Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI
U.S. government direct obligations and U.S. agencies	$2,054,048	$107,678	$1,072	$2,160,654	$-
Obligations of U.S. states and their subdivisions	1,628,316	190,890	96	1,819,110	-
Corporate debt securities	7,239,421	596,866	156,439	7,679,848	7,065
Asset-backed securities	2,161,409	42,597	184,179	2,019,827	(12,940)
Residential mortgage-backed securities	793,978	9,927	41,078	762,827	-
Commercial mortgage-backed securities	732,707	26,053	12,310	746,450	-
Collateralized debt obligations	44,753	897	46	45,604	-
Total fixed maturities	$14,654,632	$974,908	$395,220	$15,234,320	$(5,875)

Equity investments:
Equity mutual funds	$15,659	$4,595	$626	$19,628	$-
Total equity investments	$15,659	$4,595	$626	$19,628	$-

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments included in accumulated other comprehensive income (loss) at December 31, 2009:

	December 31, 2009
Fixed Maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI
U.S. government direct obligations and U.S. agencies	$1,972,541	$77,068	$10,815	$2,038,794	$-
Obligations of U.S. states and their subdivisions	1,247,854	120,211	4,214	1,363,851	-
Foreign governments	461	4	-	465	-
Corporate debt securities	7,030,032	316,599	216,886	7,129,745	10,049
Asset-backed securities	2,268,789	3,221	383,965	1,888,045	13,422
Residential mortgage-backed securities	842,427	4,533	75,897	771,063	-
Commercial mortgage-backed securities	703,864	8,058	35,792	676,130	-
Collateralized debt obligations	51,831	332	2,443	49,720	-
Total fixed maturities	$14,117,799	$530,026	$730,012	$13,917,813	$23,471

Equity investments:
Consumer products	$4	$66	$2	$68	$-
Equity mutual funds	15,695	5,537	450	20,782	-
Airline industry	3,161	1,673	5	4,829	-
Total equity investments	$18,860	$7,276	$457	$25,679	$-

See Note 6 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at June 30, 2010, by contractual maturity date, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized cost	Estimated fair value
Maturing in one year or less	$576,949	$608,567
Maturing after one year through five years	2,750,128	2,981,694
Maturing after five years through ten years	3,045,319	3,383,173
Maturing after ten years	2,635,674	2,679,314
Mortgage-backed and asset-backed securities	5,646,562	5,581,572
	$14,654,632	$15,234,320

Mortgage-backed and asset-backed securities, including U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities of up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and six-month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$895,215	$603,335	$1,671,664	$1,255,370
Gross realized gains from sales	6,860	13,013	21,207	18,709
Gross realized losses from sales	8	-	17	723

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and also gains on repurchase agreement transactions.  These gains and losses are determined on a specific identification basis.

The Company had a fixed maturity security with a fair value of $7,585 and $7,979 that has been non-income producing for the twelve months preceding June 30, 2010 and December 31, 2009, respectively. These securities were written down to their fair value in the period they were deemed to be other-than-temporarily impaired.

Derivative financial instruments - The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  As detailed below, derivatives are used to (i) hedge the economic effects of interest rate and stock market movements on the Company’s Guaranteed Minimum Withdrawal Benefit (“GMWB”) liabilities, (ii) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities, (iii) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-US dollar denominated assets, and (iv) convert floating rate assets to fixed rate assets for Asset/Liability Management purposes.

Derivatives are not used for speculative purposes.  While the Company purchases all derivatives as hedges to manage risk, hedge accounting has not been elected for some derivative transactions.  To manage the Company’s interest rate risk on certain floating rate debt securities, interest rate swap agreements are used to effectively convert the floating rate on the underlying asset to a fixed rate.  In order to manage the risk of a change in the fair value of certain assets, interest rate futures are utilized.  Interest rate futures are also used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Foreign currency exchange rate risk associated with bonds denominated in other than U.S. dollars is managed through the use of foreign currency exchange contracts.  Interest rate swaptions, interest rate swaps and interest rate futures are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased policy surrenders.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in some cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at June 30, 2010 and December 31, 2009.  As the Company enters into derivative transactions only with high quality institutions, no realized losses associated with non-performance of derivative financial instruments have occurred.

Certain interest rate swaptions and swaps in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of June 30, 2010 and December 31, 2009, the $2,980 and $4,300, respectively, of unrestricted cash received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.

Collateral amounts are determined based on the Company’s and counterparty credit ratings.  In the event of credit downgrades, additional collateral is required.  At June 30, 2010, the fair value of derivatives in a net liability position, subject to collateral demands, was $4,498.  The maximum amount the Company could be required to pledge as collateral in the event of a credit downgrade, is $4,498 as of June 30, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company may purchase a financial instrument that contains a derivative instrument that is embedded in the financial instrument.  Upon purchasing the instrument, the Company determines if (i) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (ii) a separate instrument with the same terms would qualify as a derivative instrument.  If the Company determines that these conditions are met, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Foreign currency exchange contracts are used to manage the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  Unrealized derivative gains and losses from the effective portion of cash flow hedges are included in accumulated other comprehensive income (loss) and are reclassified into realized investment gains (losses) at the time interest income is recognized and the hedged item is in a closed position.

Hedge ineffectiveness of $17 was recorded as a decrease to net investment income and $24 was recorded as an increase to net investment income for the six-month periods ended June 30, 2010 and 2009, respectively.  Hedge ineffectiveness of $16 was recorded as a decrease to net investment income and $5 was recorded as an increase to net investment income for the three-month periods ended June 30, 2010 and 2009, respectively.

Derivative net gains of $681 and $231 were reclassified to net investment income for the six-month periods ended June 30, 2010 and 2009, respectively.  Derivative net gains of $368 and $148 were reclassified to net investment income for the three-month periods ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the Company estimates that $6,727 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.  Changes in the fair value of the hedging derivative and changes in the fair value of the hedged item are reported within net investment income.  Hedges closed are reported in net realized investment gains (losses).

The Company’s use of derivatives treated as fair value hedges has been nominal during the last three years.

Derivatives not designated as hedging instruments

GMWB Derivative Instruments - The Company introduced a variable annuity product with a GMWB in April 2010.  This product utilizes an investment risk hedging program including purchases of the following derivative instruments: exchange-traded interest rate swap futures and exchange traded equity index futures.  The Company anticipates adding over-the-counter interest rate swaps as the product sales volume grows.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.  While the hedge program is actively managed, it may not exactly offset changes in the GMWB liability due to, among other things, divergence between the performance of the underlying investments and the hedge instruments, high levels of volatility in the equity and interest rate markets and differences between actual contractholder behavior and what is assumed.  The performance of the underlying investments compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis.

Interest Rate Risk Derivative Instruments - The Company began a dynamic interest rate risk hedging program during June 2010 to supplement the static hedging done through interest rate swaptions in 2009. This dynamic hedging program is an investment risk hedge program used to manage the potential variability in future interest payments on certain insurance and annuity products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  The Company has purchased the following derivative instruments: over-the-counter interest rate swaps and exchange-traded treasury futures.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Other Derivative Instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with the interest rates on new investments.  However, timing differences may occur between commitments made and new investments, which can expose the Company to fluctuating interest rates.  To offset this risk, the Company uses U.S. Treasury futures contracts.  The Company also uses U.S. Treasury futures contracts to hedge changes in fair value on certain fixed income instruments.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.

For all derivative instruments for which the Company has not elected hedge accounting treatment, changes in the fair value of a derivative instrument are recorded in current period net investment income while closed hedges are reported in total realized investment gains (losses).

For the three-month periods ended June 30, 2010 and 2009, a decrease of $13,614 and an increase of $3,369, respectively, were recognized in net investment income  and realized investment gains (losses) from fair value changes of derivatives not receiving hedge accounting treatment.  For the six-month periods ended June 30, 2010 and 2009, a decrease of $20,994 and an increase of $3,369, respectively, were recognized in net investment income and realized investment gains (losses) from fair value changes of derivatives not receiving hedge accounting treatment.

The following table summarizes derivative financial instruments at June 30, 2010 and December 31, 2009:

					Net derivatives		Asset derivatives		Liability derivatives
	Number of contracts		Notional amount		Fair value		Fair value (1)		Fair value (1)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	11	13	$136,200	$156,500	$27,709	$14,690	$27,709	$14,690	$-	$-
Foreign currency exchange contracts	1	1	30,000	30,000	1,658	(3,317)	1,658	-	-	3,317
Interest rate futures	150	787	15,000	78,700	-	-	-	-	-	-
Total cash flow hedges			181,200	265,200	29,367	11,373	29,367	14,690	-	3,317

Fair value hedges:
Interest rate futures	377	392	37,700	39,200	-	-	-	-	-	-
Total fair value hedges			37,700	39,200	-	-	-	-	-	-

Total derivatives designated as hedges			218,900	304,400	29,367	11,373	29,367	14,690	-	3,317

Derivatives not designated as hedges:
GMWB derivative instruments:
Futures on interest rate swaps	14	-	1,400	-	-	-	-	-	-	-
Futures on equity indices	4	-	213	-	-	-	-	-	-	-
Total GMWB derivative instruments			1,613	-	-	-	-	-	-	-

Interest rate risk derivative instruments:
Interest rate swaps	18	-	323,500	-	(4,498)	-	-	-	4,498	-
Interest rate futures	31	-	78	-	-	-	-	-	-	-
Interest rate swaptions	60	60	1,140,000	1,140,000	2,915	8,460	2,915	8,460	-	-
Total interest rate risk derivative instruments:			1,463,578	1,140,000	(1,583)	8,460	2,915	8,460	4,498	-

Other derivative instruments:
Interest rate futures	790	1,035	79,000	103,500	-	-	-	-	-	-
Total other derivative instruments			79,000	103,500	-	-	-	-	-	-

Total derivatives not designated as hedges			1,544,191	1,243,500	(1,583)	8,460	2,915	8,460	4,498	-

Total cash flow hedges, fair value hedges, and derivatives not designated as hedges			$1,763,091	$1,547,900	$27,784	$19,833	$32,282	$23,150	$4,498	$3,317

(1)
The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The futures contracts outstanding at period end are indicative of the type and volume of activity in these transactions during the period ended June 30, 2010.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and six-month periods ended June 30, 2010 and 2009:

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Three months ended June 30, 2010	Three months ended June 30, 2010	Income statement location	Three months ended June 30, 2010	Income statement location
Cash flow hedges:
Interest rate swaps	$13,754	$341	(A)	$(16)	(A)
Foreign currency exchange contracts	3,177	-		-
Interest rate futures	(33)	27	(A)	657	(B)
Total	$16,898	$368		$641

(A)	Net investment income
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Three months ended June 30, 2009	Three months ended June 30, 2009	Income statement location	Three months ended June 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(17,523)	$134	(A)	$5	(A)
Foreign currency exchange contracts	(5,331)	-		-
Interest rate futures	-	14	(A)	-
Total	$(22,854)	$148		$5

(A)	Net investment income

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Six months ended June 30, 2010	Six months ended June 30, 2010	Income statement location	Six months ended June 30, 2010	Income statement location
Cash flow hedges:
Interest rate swaps	$15,198	$627	(A)	$(17)	(A)
Foreign currency exchange contracts	4,975	-		-
Interest rate futures	(480)	54	(A)	657	(B)
Total	$19,693	$681		$640

(A)	Net investment income
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in AOCI on derivatives (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) recognized in income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Six months ended June 30, 2009	Six months ended June 30, 2009	Income statement location	Six months ended June 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(49,228)	$204	(A)	$24	(A)
Foreign currency exchange contracts	(5,694)	-		-
Interest rate futures	-	27	(A)	-
Total	$(54,922)	$231		$24

(A)	Net investment income

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

(A)	Net investment income

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three months ended June 30, 2010	Income statement location	Three months ended June 30, 2010	Income statement location
Fair value hedges:
Interest rate futures	$(1,179)	(A)	$-
Interest rate futures	(2,602)	(B)	-
Items hedged in interest rate futures	-		3,848	(A)
Total (1)	$(3,781)		$3,848

(1)	Hedge ineffectiveness is $67.
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Three months ended June 30, 2009	Income statement location	Three months ended June 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$954	(A)	$-
Interest rate futures	2,508	(B)	-
Items hedged in interest rate futures	-		(3,636)	(A)
Total (1)	$3,462		$(3,636)

(1)	Hedge ineffectiveness is ($174).
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Six months ended June 30, 2010	Income statement location	Six months ended June 30, 2010	Income statement location
Fair value hedges:
Interest rate futures	$(2,356)	(A)	$-
Interest rate futures	(2,330)	(B)	-
Items hedged in interest rate futures	-		5,069	(A)
Total (1)	$(4,686)		$5,069

(1)	Hedge ineffectiveness is $383.
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on hedged assets
	Six months ended June 30, 2009	Income statement location	Six months ended June 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$4,187	(A)	$-
Interest rate futures	964	(B)	-
Items hedged in interest rate futures	-		(5,285)	(A)
Total (1)	$5,151		$(5,285)

(1)	Hedge ineffectiveness is ($134).
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on derivatives
	Three months ended June 30, 2010	Income statement location	Three months ended June 30, 2009	Income statement location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Futures on interest rate swaps	$38	(A)	$-
Futures on equity indices	8	(A)	-
Total GMWB derivative instruments	46		-

Interest rate risk derivative instruments:
Interest rate swaps	(4,498)	(A)	-
Interest rate futures	(2)	(A)	-
Interest rate swaptions	(761)	(A)	-
Total interest rate risk derivative instruments	(5,261)		-

Other derivative instruments:
Interest rate futures	(2,695)	(A)	(2,156)	(A)
Interest rate futures	(5,704)	(B)	5,525	(B)
Total other derivative instruments	(8,399)		3,369

Total derivatives not designated as hedging instruments	$(13,614)		$3,369

(A)	Net investment income
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) recognized in net income on derivatives		Gain (loss) recognized in net income on derivatives
	Six months ended June 30, 2010	Income statement location	Six months ended June 30, 2009	Income statement location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Futures on interest rate swaps	$38	(A)	$-
Futures on equity indices	8	(A)	-
Total GMWB derivative instruments	46		-

Interest rate risk derivative instruments:
Interest rate swaps	(4,498)	(A)	-
Interest rate futures	(2)	(A)	-
Interest rate swaptions	(5,545)	(A)	-
Total interest rate risk derivative instruments	(10,045)		-

Other derivative instruments:
Interest rate futures	(6,254)	(A)	(2,156)	(A)
Interest rate futures	(4,741)	(B)	5,525	(B)
Total other derivative instruments	(10,995)		3,369

Total derivatives not designated as hedging instruments	$(20,994)		$3,369

(A)	Net investment income
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

Limited partnership interests and other corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minority equity interest and virtually no influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At June 30, 2010 and December 31, 2009, the Company had $235,366 and $253,605, respectively, invested in limited partnerships and other corporation interests.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

In the normal course of its activities, the Company is involved with other entities that are considered variable interest entities.  An entity would be determined to be a primary beneficiary, and thus consolidated when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  When the Company becomes involved with a VIE and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•	the structure and purpose of the entity;
•	the risks and rewards created by and shared through the entity; and
•	the entity’s participants’ ability to direct the activities, receive its benefits and absorb its losses.

Accordingly, the Company has determined its investment in low-income housing limited partnerships (“LIHLP”) to be considered a VIE.  The purpose of an LIHLP is to provide affordable housing.  Beginning in 2002, the Company made initial cash investments for the various tax credits.  The Company is a 99% limited partner in various upper-tier LIHLPs.  The general partner is most closely involved in the development and management of the LIHLP project.  As limited partner, the Company has few or no voting rights, but expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The Company is only an equity investor and views the LIHLP as a single investment.   The general partner has a small ownership of the partnership, which requires a de minimus capital contribution.  This equity investment is reduced based on fees paid at inception by the limited partner; therefore, the general partner does not qualify as having an equity investment at risk in the LIHLP project.  However, the limited partner does not have the direct or indirect ability through voting rights or similar rights to make decisions about the general partner’s activities that have a significant effect on the success of the partnership.

Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance (exert influence over the entity’s operations).

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

The following table presents information about the nature and activities of the VIE and effect on the Company’s financial statements as of June 30, 2010 as follows:

Limited partnership interests and limited liability corporation interests	Liabilities	Maximum exposure to loss
$172,777	$ -	$ -

The Company has no maximum exposure to the VIE due to third party guarantees, nor is the Company required to provide any additional funding unless the investment exceeds the minimum yield guarantee.  Eighty-one percent, or $140,182, of the interests are backed by third party guarantors rated above investment grade.

The Company has not provided any additional financial or other support during the period from January 1, 2010 to June 30, 2010 that it was not previously contractually required to provide.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment, at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI
U.S. government direct obligations and U.S. agencies	$211,288	$510	$36,150	$562	$247,438	$1,072
Obligations of U.S. states and their subdivisions	16,414	86	11,055	10	27,469	96
Corporate debt securities	86,032	3,620	759,359	152,819	845,391	156,439
Asset-backed securities	7,162	450	1,256,434	183,729	1,263,596	184,179
Residential mortgage-backed securities	15,286	569	466,211	40,509	481,497	41,078
Commercial mortgage-backed securities	-	-	100,021	12,310	100,021	12,310
Collateralized debt obligations	-	-	4,108	46	4,108	46
Total fixed maturities	$336,182	$5,235	$2,633,338	$389,985	$2,969,520	$395,220

Equity investments:
Equity mutual funds	$147	$9	$3,186	$617	$3,333	$626
Total equity investments	$147	$9	$3,186	$617	$3,333	$626

Total number of securities in an unrealized loss position		75		255		330

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI
U.S. government direct obligations and U.S. agencies	$535,595	$10,502	$19,330	$313	$554,925	$10,815
Obligations of U.S. states and their subdivisions	132,151	4,214	608	-	132,759	4,214
Corporate debt securities	673,534	74,461	1,190,858	142,425	1,864,392	216,886
Asset-backed securities	92,005	52,042	1,558,338	331,923	1,650,343	383,965
Residential mortgage-backed securities	53,623	3,629	550,036	72,268	603,659	75,897
Commercial mortgage-backed securities	-	-	297,604	35,792	297,604	35,792
Collateralized debt obligations	1,400	173	34,678	2,270	36,078	2,443
Total fixed maturities	$1,488,308	$145,021	$3,651,452	$584,991	$5,139,760	$730,012

Equity investments:
Consumer products	$-	$-	$2	$2	$2	$2
Equity mutual funds	2,374	450	-	-	2,374	450
Airline industry	694	5	-	-	694	5
Total equity investments	$3,068	$455	$2	$2	$3,070	$457

Total number of securities in an unrealized loss position		159		358		517

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $334,792, or 46%, from December 31, 2009 to June 30, 2010.  This decrease in unrealized losses was primarily across all asset classes and reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in these markets still remains.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Unrealized losses on corporate debt securities decreased by $60,447 from December 31, 2009 to June 30, 2010.  The valuation of these securities has been significantly influenced by market conditions with increased liquidity, lower interest rates and tightening of credit spreads resulting in generally higher valuations of fixed income securities.  Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:
Sector	June 30, 2010	December 31, 2009
Finance	87%	77%
Utility	4%	10%
Natural resources	5%	4%
Consumer	2%	4%
Transportation	1%	2%
Other	1%	3%
	100%	100%

While the proportionate percentage in the finance sector had an increase of 10%, the actual unrealized losses decreased by $30,767 from December 31, 2009 to June 30, 2010.  The proportionate percentage in the utility sector decreased by 6%, and the actual unrealized losses decreased by $16,134.  At June 30, 2010, 10% of total unrealized losses on corporate debt securities (approximately $14,969 of the $156,439), was related to securities on which there has been a ratings downgrade since December 31, 2009.  Of the downgraded securities, 100% continue to be rated BBB or above.

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $199,786, $34,819, and $23,482, respectively, since December 31, 2009, generally due to tightening of credit spreads, lower interest rates, increased market liquidity and other-than-temporary impairment recognized during the quarter as noted below.  Unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal.  See Note 6 for additional discussion regarding fair value measurements.

Equity investments - The increase in unrealized losses of $169 from December 31, 2009 to June 30, 2010 is primarily due to holdings in mutual funds with exposure to the S&P 500 index and growth oriented securities.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments of $20,868 and $943 during the three months ended June 30, 2010 and 2009, respectively.  Credit-related other-than-temporary impairment on asset-backed securities with underlying collateral primarily backed by home improvement loans and home equity loans guaranteed by Ambac Financial Group, Inc. was $17,679 during the three months ended June 30, 2010.  The Company recorded other-than-temporary impairments on equity securities of $0 and $7 for the three months ended June 30, 2010 and 2009, respectively.

The Company recorded other-than-temporary impairments on fixed maturity investments of $73,433 and $3,405 during the six months ended June 30, 2010 and 2009, respectively.  Credit-related other-than-temporary impairment on asset-backed securities with underlying collateral primarily backed by home improvement loans and home equity loans guaranteed by Ambac Financial Group, Inc. was $54,203 during the six months ended June 30, 2010.  During 2010, $15,704 of non-credit-related other-than-temporary impairment was reclassified to other comprehensive income.  The Company recorded other-than-temporary impairments on equity securities of $490 and $7 for the six months ended June 30, 2010 and 2009, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in net realized capital gains (losses) in the condensed consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, January 1, 2010	$115,325
Additions:
Initial impairments - credit loss recognized on securities not previously impaired	54,203
Bifurcated credit loss balance, June 30, 2010	$169,528

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

6.  Fair Value Measurements

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Assets	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Fixed maturities and short-term investments	$16,069,330	$16,069,330	$14,546,467	$14,546,467
Mortgage loans on real estate	1,599,233	1,717,440	1,554,132	1,570,217
Equity investments	19,628	19,628	25,679	25,679
Policy loans	4,002,906	4,002,906	3,971,833	3,971,833
Other investments	25,395	49,027	24,312	50,159
Derivative instruments	32,282	32,282	23,150	23,150
Collateral under securities lending agreements	61,095	61,095	38,296	38,296
Collateral under derivative counter-party collateral agreements	2,980	2,980	4,300	4,300
Separate account assets	19,975,473	19,975,473	18,886,901	18,886,901

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	June 30, 2010		December 31, 2009
Liabilities	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Annuity contract benefits without life contingencies	$7,481,258	$7,809,893	$7,167,733	$7,105,090
Policyholders' funds	371,813	371,813	286,175	286,175
Repurchase agreements	693,230	693,230	491,338	491,338
Commercial paper	99,003	99,003	97,613	97,613
Payable under securities lending
agreements	61,095	61,095	38,296	38,296
Payable under derivative counterparty
collateral agreements	2,980	2,980	4,300	4,300
Derivative instruments	4,498	4,498	3,317	3,317
Notes payable	532,325	532,325	532,319	532,319

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

Mortgage loans on real estate

Mortgage loan fair value estimates are generally based on discounted cash flows.  A discount rate matrix is incorporated whereby the discount rate used in valuing a specific mortgage generally corresponds to that mortgage’s remaining term and credit quality.  Management believes the discount rate used is commensurate with the credit, interest rate, term, servicing costs and risks of loans similar to the portfolio loans that the Company would make today given its internal pricing strategy.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from counterparties and the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral approximates fair value.

Derivative instruments

Included in other assets are derivative financial instruments.  The estimated fair values of over-the-counter derivatives, primarily consisting of interest rate swaps and interest rate swaptions which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

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

Separate account assets

Separate account assets include investments in mutual fund, fixed maturity and short-term securities.  Mutual funds are recorded at net asset value, which approximates fair value, on a daily basis.  The fixed maturity and short-term investments are valued in the same manner, and using the same pricing sources and inputs as the fixed maturity and short-term investments of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2010
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities, available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,160,653	$-	$2,160,653
Obligations of U.S. states and their subdivisions	-	1,819,109	-	1,819,109
Corporate debt securities	-	7,620,199	59,649	7,679,848
Asset-backed securities	-	1,700,670	319,157	2,019,827
Residential mortgage-backed securities	-	762,827	-	762,827
Commercial mortgage-backed securities	-	746,451	-	746,451
Collateralized debt obligations	-	44,906	699	45,605
Total fixed maturities available-for-sale	-	14,854,815	379,505	15,234,320
Fixed maturities, held for trading:
U.S. government direct obligations and U.S. agencies	-	25,702	-	25,702
Corporate debt securities	-	49,959	-	49,959
Asset-backed securities	-	44,152	-	44,152
Commercial mortgage-backed securities	-	8,357	-	8,357
Total fixed maturities held for trading	-	128,170	-	128,170
Equity investments available-for-sale:
Equity mutual funds	19,032	596	-	19,628
Total equity investments	19,032	596	-	19,628
Short-term investments available-for-sale	80,743	626,097	-	706,840
Collateral under securities lending agreements	43,949	17,146	-	61,095
Other assets 1	-	30,624	1,658	32,282
Separate account assets 2	9,371,887	10,188,254	4,359	19,564,500
Total assets	$9,515,611	$25,845,702	$385,522	$35,746,835

Liabilities
Other liabilities 1	$-	$4,498	$-	$4,498
Separate account liabilities 2	437	278,735	-	279,172
Total liabilities	$437	$283,233	$-	$283,670

1	Includes derivative financial instruments.
2	Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and six months ended June 30, 2010:

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2010
	Fixed maturities available-for-sale: corporate debt securities	Fixed maturities available-for-sale: asset-backed securities	Fixed maturities available-for-sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, April 1, 2010	$120,622	$325,173	$-	$1,747	$(1,520)	$5,358
Realized and unrealized gains and losses:
Gains (losses) included in net income	25	(13,845)	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	(1,082)	34,323	-	88	3,178	102
Purchases, issuances and settlements	(16,568)	(13,834)	-	(1,136)	-	(38)
Transfers in (out) of Level 3 2	(43,348)	(12,660)	-	-	-	(1,063)
Balance, June 30, 2010	$59,649	$319,157	$-	$699	$1,658	$4,359
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2010	$-	$-	$-	$-	$-	$-

1	Includes derivative financial instruments.
2	Transfers in and out of Level 3 are from and to Level 2 and are due primarily to corroboration of market prices with multiple pricing vendors.

	Six months ended June 30, 2010
	Fixed maturities available-for-sale: corporate debt securities	Fixed maturities available-for-sale: asset- backed securities	Fixed maturities available-for-sale: commercial mortgage-backed securities	Fixed maturities available-for-sale:collateralized debt obligations	Other assets and liabilities 1	Separate accounts
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Realized and unrealized gains and losses:
Gains (losses) included in net income	475	(41,225)	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	4,553	67,531	-	142	4,975	405
Purchases, issuances and settlements	(28,654)	(79,956)	-	(1,172)	-	(1,768)
Transfers in (out) of Level 3 2	(105,661)	(19,558)	(58,270)	-	-	(4,238)
Balance, June 30, 2010	$59,649	$319,157	$-	$699	$1,658	$4,359
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2010	$-	$-	$-	$-	$-	$-

1	Includes derivative financial instruments.
2	Transfers in and out of Level 3 are from and to Level 2 and are due primarily to corroboration of market prices with multiple pricing vendors.

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income during the three and six months ended June 30, 2010 are as follows:

	Three months ended June 30, 2010
	Net realized gains (losses) on investments	Net investment income
Realized and unrealized gains and losses included in net income for the period	$(13,820)	$-

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2010
	Net realized gains (losses) on investments	Net investment income
Realized and unrealized gains and losses included in net income for the period	$(40,750)	$-

Non-recurring fair value measurements - The Company held $1 of adjusted cost basis limited partnership interests which were impaired during the six months ended June 30, 2010 on underlying limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  Included within net realized gains (losses) on investments are impairments of $490 for the six months ended June 30, 2010.  The Company has no liabilities measured at fair value on a non-recurring basis at June 30, 2010.

7.  Goodwill and Other Intangible Assets

At June 30, 2010 and December 31, 2009, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(11,370)	$24,944
Preferred provider agreements	7,970	(5,277)	2,693
Total	$44,284	$(16,647)	$27,637

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

Amortization expense of other intangible assets included in general insurance expenses was $997 and $1,048 for the three-month periods ended June 30, 2010 and 2009, respectively.  Amortization expense of other intangible assets was $1,995 and $2,096 for the six-month periods ended June 30, 2010 and 2009, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2010 through December 31, 2014 is as follows:

Year Ended December 31,	Amount
2010	$3,996
2011	3,793
2012	3,590
2013	3,410
2014	3,215

8. Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and six months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30, 2010
	Before-tax amount	Tax (expense)benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$431,193	$(150,917)	$280,276
Net changes during the period related to cash flow hedges	16,898	(5,915)	10,983
Reclassification adjustment for (gains) losses realized in net income	9,285	(3,250)	6,035
Net unrealized gains (losses)	457,376	(160,082)	297,294
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(131,322)	45,963	(85,359)
Net unrealized gains (losses)	326,054	(114,119)	211,935
Employee benefit plan adjustment	-	-	-
Other comprehensive income (loss)	$326,054	$(114,119)	$211,935

	Three months ended June 30, 2009
	Before-tax amount	Tax (expense)benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$667,165	$(235,239)	$431,926
Net changes during the period related to cash flow hedges	(22,855)	8,000	(14,855)
Reclassification adjustment for (gains) losses realized in net income	(11,022)	3,858	(7,164)
Net unrealized gains (losses)	633,288	(223,381)	409,907
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(129,053)	45,167	(83,886)
Net unrealized gains (losses)	504,235	(178,214)	326,021
Employee benefit plan adjustment	(1,897)	664	(1,233)
Other comprehensive income (loss)	$502,338	$(177,550)	$324,788

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30, 2010
	Before-tax amount	Tax (expense)benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$735,234	$(257,332)	$477,902
Net changes during the period related to cash flow hedges	19,693	(6,893)	12,800
Reclassification adjustment for (gains) losses realized in net income	33,296	(11,654)	21,642
Net unrealized gains (losses)	788,223	(275,879)	512,344
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(190,670)	66,735	(123,935)
Net unrealized gains (losses)	597,553	(209,144)	388,409
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$597,236	$(209,033)	$388,203

	Six months ended June 30, 2009
	Before-tax amount	Tax (expense)benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$524,504	$(183,576)	$340,928
Net changes during the period related to cash flow hedges	(54,922)	19,223	(35,699)
Reclassification adjustment for (gains) losses realized in net income	(10,829)	3,790	(7,039)
Net unrealized gains (losses)	458,753	(160,563)	298,190
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(111,091)	38,882	(72,209)
Net unrealized gains (losses)	347,662	(121,681)	225,981
Employee benefit plan adjustment	(3,792)	1,327	(2,465)
Other comprehensive income (loss)	$343,870	$(120,354)	$223,516

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009 include the following components:

	Three months ended June 30,
	2010	2009	2010	2009
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$935	$961	$182	$153
Interest cost	4,895	4,853	178	256
Expected return on plan assets	(4,655)	(3,917)	-	-
Amortization of transition obligation	(379)	(378)	-	-
Amortization of unrecognized prior service cost	21	22	(413)	(412)
Amortization of loss (gain) from earlier periods	1,273	2,664	(115)	-
Net periodic (benefit) cost	$2,090	$4,205	$(168)	$(3)

	Six months ended June 30,
	2010	2009	2010	2009
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$1,943	$1,922	$358	$306
Interest cost	9,978	9,706	369	512
Expected return on plan assets	(9,601)	(7,834)	-	-
Amortization of transition obligation	(757)	(756)	-	-
Amortization of unrecognized prior service cost	42	44	(825)	(824)
Amortization of loss (gain) from earlier periods	2,844	5,328	(217)	-
Net periodic (benefit) cost	$4,449	$8,410	$(315)	$(6)

The Company made a $5,700 contribution to its Defined Benefit Pension Plan during July 2010.  The Company expects to contribute approximately $768 to its Post-Retirement Medical Plan during the year ended December 31, 2010.

10.   Federal Income Taxes

The provision for income taxes for the three and six-month periods ended June 30, 2010 and 2009 is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Current	$14,142	$(2,613)	$17,293	$1,005
Deferred	14,178	19,955	28,960	31,784
Total income tax provision	$28,320	$17,342	$46,253	$32,789

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2%)	(2.2%)
Tax credits	(3.1%)	(2.1%)
State income taxes, net of federal benefit	1.0%	0.9%
Income tax contingency provisions	1.2%	(2.1%)
Prior period adjustments	3.3%	-
Other, net	0.3%	(1.0%)
Effective federal income tax rate	35.5%	28.5%

Included in prior period adjustments in the above table is a $4,256 prior year tax expense adjustment for the correction of an error in a prior year tax liability.  As a result, other assets as of June 30, 2010 decreased by $4,256 on the condensed consolidated balance sheet and income tax expense for the three and six months ended June 30, 2010 increased by $4,256 on the condensed consolidated statement of income.

During the six months ended June 30, 2010, the Company recorded an increase of $3,123 in unrecognized tax benefits relating to income tax contingency provisions.  The Company anticipates an increase in the range of $13,000 to $15,000 to unrecognized tax benefits within the next twelve months.  Because of the impact of deferred tax accounting, the anticipated impact of these changes to the unrecognized tax benefit on the effective tax rate is not material.

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

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The change in the deferred income tax asset (liability) between January 1, 2010 and June 30, 2010 is as follows:

Balance, January 1, 2010	$125,878
Decrease in deferred income tax asset (liability) included in other comprehensive income related to the change in unrealized (gains)losses on invested assets, net of policyholder related amounts	(210,035)
Increase in deferred income tax asset (liability) related to income tax contingency provisions	2,833
Decrease in deferred income tax asset (liability) related to the condensed consolidated statement of income	(28,960)
Balance, June 30, 2010	$(110,284)

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and six-month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Premium income	$128,455	$79,532	$309,015	$193,625
Fee income	13,792	11,665	27,619	22,325
Net investment income	181,185	174,172	354,920	347,185
Net realized gains (losses)on investments	(7,157)	8,684	(14,023)	13,062
Total revenues	316,275	274,053	677,531	576,197
Benefits and expenses:
Policyholder benefits	248,490	216,793	562,803	458,589
Operating expenses	26,442	27,494	51,222	50,087
Total benefits and expenses	274,932	244,287	614,025	508,676
Income before income taxes	41,343	29,766	63,506	67,521
Income tax expense	14,928	10,775	22,555	21,078
Net income	$26,415	$18,991	$40,951	$46,443

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and six-month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Premium income	$453	$807	$1,559	$1,624
Fee income	96,015	77,440	190,662	149,451
Net investment income	96,627	87,795	190,903	185,078
Net realized gains (losses) on investments	(12,907)	10,394	(26,637)	8,161
Total revenues	180,188	176,436	356,487	344,314
Benefits and expenses:
Policyholder benefits	53,450	58,811	105,830	116,556
Operating expenses	101,343	89,158	195,484	174,174
Total benefits and expenses	154,793	147,969	301,314	290,730
Income before income taxes	25,395	28,467	55,173	53,584
Income tax expense	9,553	7,482	18,910	13,878
Net income	$15,842	$20,985	$36,263	$39,706

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and six-month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Premium income	$35,456	$39,909	$64,784	$67,100
Fee income	1,121	1,265	2,286	2,488
Net investment income	10,932	11,063	22,277	22,119
Net realized gains (losses)on investments	-	2	342	150
Total revenues	47,509	52,239	89,689	91,857
Benefits and expenses:
Policyholder benefits	23,015	35,409	46,365	61,228
Operating expenses	15,412	19,628	31,603	36,853
Total benefits and expenses	38,427	55,037	77,968	98,081
Income (loss) before income taxes	9,082	(2,798)	11,721	(6,224)
Income tax expense (benefit)	3,839	(915)	4,788	(2,167)
Net income (loss)	$5,243	$(1,883)	$6,933	$(4,057)

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended June 30, 2010 and 2009, the Company recognized $495 and $638, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.  During the six-month periods ended June 30, 2010 and 2009, the Company recognized $894 and $1,311, respectively, related to share-based compensation expense.

During the six months ended June 30, 2010, Lifeco granted 404,700 stock options to employees of the Company.  The stock options vest over a five-year period ending in February 2015.  Compensation expense of $1,696, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of its operations.

On May 26, 2010, the Company entered into a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at June 30, 2010 and was in compliance with all covenants.  The credit facility replaced a similar $50,000 credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company makes commitments to fund partnership interests and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2010 and December 31, 2009 were $303,218 and $126,882, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On July 29, 2010, the Company’s Board of Directors declared a dividend of $35,250 to be paid to its sole shareholder, GWL&A Financial, during the third quarter of 2010.

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

On April 1, 2010, the Company introduced a lifetime guaranteed minimum withdrawal benefit (“GMWB”) product into the 401(k) market. The GMWB product offered by the Company provides the policyholder with a guaranteed minimum level of annual income for life. The minimum level of income may increase depending upon the level of growth in the market value of the particular underlying funds.  Where the market value of the particular underlying funds is ultimately insufficient to meet the level of guarantee purchased by the policyholder, the Company is obligated to make up the shortfall.  At June 30, 2010, the amount of GMWB product in-force was $7.5 million.

This product involves cash flows of which the magnitude and timing are uncertain and are dependent on the level of equity and fixed income market returns, interest rates, market[Missing Graphic Reference] volatility, policyholder behavior and policyholder longevity.  In June 2010, the Company implemented a hedging program to mitigate certain risks associated with options embedded in its GMWB product.  Through this hedging program, the Company, at June 30, 2010, had entered into index futures with an aggregate notional amount of $0.2 million to mitigate equity market risk and futures on interest rate swaps with an aggregate notional amount of $1.4 million to mitigate interest rate risk.

In March of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) was signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretation of the Acts become available.

Current Market Conditions

During the latter part of 2009 and into 2010, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  The S&P 500 index is up by 12% at June 30, 2010 when compared to June 30, 2009.  The average of the S&P 500 index level during the six months ended June 30, 2010 is up by 33% when compared to the six months ended June 30, 2009.

	June 30,
S&P 500 Index	2010	2009
Index close	1,031	919
Index average	1,129	851

Variable asset-based fees fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.  Fee income increased by $47 million, or 27%, to $221 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved performance of the U.S. equities market.

Equity market declines in the future could result in decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the six months ended June 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $58 million on its fixed maturity investments primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity, lower interest rates and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2009.  The Company has recorded a decrease in gross unrealized losses of $334 million and an increase in gross unrealized gains of $442 million during the six months ended June 30, 2010.  This resulted in a $374 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of investments including impairment losses.

The instability in the credit markets since 2008 has not had a significant impact on the Company’s current sources of liquidity.  The Company has met its operating requirements by maintaining appropriate liquidity in its investment portfolio and utilizing cash flows from operations.  The Company’s credit ratings have remained stable.  In addition, the Company has continued access to a $50 million revolving credit facility which currently has no amounts outstanding.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and six-month periods ended June 30, 2010, compared with the same periods in 2009.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

	Three months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$164	$121
Fee income	111	90
Net investment income	289	273
Net realized investment gains (losses)	(21)	19
Total revenues	543	503
Policyholder benefits	325	311
Operating expenses	143	136
Total benefits and expenses	468	447
Income before income taxes	75	56
Income tax expense	28	18
Net income	$47	$38

The Company’s consolidated net income increased by $9 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to a $21 million increase in fee income, an improvement in net interest margins, a $17 million release of future policyholder benefits from the Individual Markets segment and a $5 million increase in earnings of the reinsurance business of the Other segment.  These are partially offset by a $31 million decrease in net realized investment gains (losses), net of policyholder related amounts and higher operating expenses.

Premium income increased by $43 million, or 36%, to $164 million for the three months ended June 30, 2010 when compared to 2009.  This increase is primarily related to a $55 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $21 million, or 23%, to $111 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $16 million, or 6%, to $289 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $9 million due to higher invested asset balances and $7 million of lower unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) decreased by $40 million from a gain of $19 million during 2009 to a loss of $21 million during 2010.  The $21 million loss in 2010 is due to $21 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below).  The $19 million gain in 2009 is due to net realized gains on the sale of investments.

Total benefits and expenses increased by $21 million, or 5%, to $468 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily attributable to a $30 million increase in future policy benefits related to the increased sales in the Company’s Individual Markets segment as mentioned above less $17 million of future policy benefits released in the Company’s Individual Markets segment due to a refinement in the calculation methodology on assumed reinsurance.  In addition, interest paid or credited to contractholders decrease by $4 million due to lower crediting rates and operating expenses increased by $7 million mainly in the Company’s Retirement Services segment.

Income tax expense increased by $10 million, or 56%, to $28 million for the three months ended June 30, 2010 when compared to 2009.  This increase is primarily due to the 34% increase in income before income taxes when compared to 2009 and $4 million prior year tax expense adjustment in 2010.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

	Six months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$375	$263
Fee income	221	174
Net investment income	568	554
Net realized investment gains (losses)	(41)	21
Total revenues	1,123	1,012
Policyholder benefits	715	636
Operating expenses	278	261
Total benefits and expenses	993	897
Income before income taxes	130	115
Income tax expense	46	33
Net income	$84	$82

The Company’s consolidated net income increased by $2 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to a $47 million increase in fee income, an improvement in net interest margins, a $17 million release of future policyholder benefits in the Individual Markets segment and an $8 million increase in earnings of the reinsurance business of the Other segment. These are partially offset by a $48 million decrease in net realized investment gains (losses), net of policyholder related amounts and higher operating expenses.

Premium income increased by $112 million, or 43%, to $375 million for the six months ended June 30, 2010 when compared to 2009.  This increase is primarily related to a $116 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $47 million, or 27%, to $221 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $14 million, or 3%, to $568 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $18 million due to higher invested asset balances offset by $4 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) decreased by $62 million from a gain of $21 million during 2009 to a loss of $41 million during 2010.  The $41 million loss in 2010 is primarily due to $58 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below) offset by $17 million of net realized gains on the sale of investments.  The $21 million gain in 2009 is due to $24 million of net realized gains on the sale of investments offset by $3 million of write-downs.

Total benefits and expenses increased by $96 million, or 11%, to $993 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily attributable to a $108 million increase in future policy benefits related to the increased sales premium in the Company’s Individual Markets segment as mentioned above less $17 million of future policy benefits released in the Company’s Individual Markets segment due to a refinement in the calculation methodology on assumed reinsurance.  In addition, interest paid or credited to contractholders decrease by $19 million due to lower crediting rates and operating expenses increased by $17 million mainly in the Company’s Retirement Services segment.

Income tax expense increased by $13 million, or 39%, to $46 million for the six months ended June 30, 2010 when compared to 2009.  This increase is primarily due to a release of a $5 million tax contingency liability in 2009, a $4 million prior year tax expense adjustment in 2010 and the 13% increase in income before income taxes in 2010 when compared to 2009.

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

Individual Markets Results of Operations

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$129	$80
Fee income	14	11
Net investment income	181	174
Net realized investment gains (losses)	(7)	9
Total revenues	317	274
Policyholder benefits	249	216
Operating expenses	26	27
Total benefits and expenses	275	243
Income before income taxes	42	31
Income tax expense	15	11
Net income	$27	$20

The following is a summary of the Individual Markets segment participant accounts at June 30, 2010 and March 31, 2010:
(In thousands)	June 30, 2010	March 31, 2010
Participant accounts	516	519

Net income for the Individual Markets segment increased by $7 million, or 35%, to $27 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to a $17 million release of future policyholder benefits and an improvement in net interest margins partially offset by a $9 million decrease in net realized investment gains (losses), net of policyholder related amounts.

Premium income increased by $49 million, or 61%, to $129 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $55 million.

Fee income increased by $3 million, or 27%, to $14 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the business-owned life insurance (“BOLI”) product in addition to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $7 million, or 4%, to $181 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $6 million due to higher invested asset balances and $1 million higher unrealized gains on derivatives and held for trading assets.

Net realized investment gains (losses) decreased by $16 million from a gain of $9 million during 2009 to a loss of $7 million during 2010. The $7 million loss in 2010 is due to $8 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $1 million of net realized gains on the sale of investments.  The $9 million gain in 2009 is due to $10 million of net realized gains on the sale of investments offset by $1 million of write-downs.

Policyholder benefits increased by $33 million, or 15%, to $249 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits related to the increased sales as mentioned above.  This increase is offset by a $17 million release of future policy benefits due to a refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business; this is not expected to impact future results.  In addition, interest paid or credited to contractholders decrease by $1 million due to lower crediting rates.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Six months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$309	$194
Fee income	28	22
Net investment income	355	347
Net realized investment gains (losses)	(14)	13
Total revenues	678	576
Policyholder benefits	563	458
Operating expenses	51	50
Total benefits and expenses	614	508
Income before income taxes	64	68
Income tax expense	23	21
Net income	$41	$47

The following is a summary of the Individual Markets segment participant accounts at June 30, 2010 and 2009:

	June 30,
(In thousands)	2010	2009
Participant accounts	516	525

Net income for the Individual Markets segment decreased by $6 million, or 13%, to $41 million for the six months ended June 30, 2010 when compared to 2009.  The decrease is primarily related to an $18 million decrease in net realized investment gains (losses), net of policyholder related amounts, partially offset by a $17 million release of future policyholder benefits.

Premium income increased by $115 million, or 59%, to $309 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $116 million.

Fee income increased by $6 million, or 27%, to $28 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the BOLI product in addition to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $8 million, or 2%, to $355 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $10 million due to higher invested asset balances offset by $2 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) decreased by $27 million from a gain of $13 million during 2009 to a loss of $14 million during 2010. The $14 million loss in 2010 is due to $24 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $10 million of net realized gains on the sale of investments.  The $13 million gain in 2009 is due to $16 million of net realized gains on the sale of investments offset by $3 million of write-downs.

Policyholder benefits increased by $105 million, or 23%, to $563 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits related to the increased sales as mentioned above less $17 million of future policy benefits released due to a refinement in the calculation methodology on assumed reinsurance.  In addition, interest paid or credited to contractholders decrease by $11 million due to lower crediting rates.

Income tax expense increased by $2 million, or 10%, to $23 million for the six months ended June 30, 2010 when compared to 2009.  This increase is primarily due to a release of a $3 million tax contingency liability in 2009 and a $2 million prior year tax expense adjustment in 2010 offset by the 6% decrease in income before income taxes in 2010 when compared to 2009.

Retirement Services Results of Operations

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$-	$1
Fee income	96	77
Net investment income	97	88
Net realized investment gains (losses)	(13)	10
Total revenues	180	176
Policyholder benefits	54	59
Operating expenses	101	89
Total benefits and expenses	155	148
Income before income taxes	25	28
Income tax expense	10	8
Net income	$15	$20

The following is a summary of the Retirement Services segment participant accounts at June 30, 2010 and March 31, 2010:

(In thousands)	June 30, 2010	March 31, 2010
Participant accounts	4,384	4,376

Net income for the Retirement Services segment decreased by $5 million, or 25%, to $15 million during the three months ended June 30, 2010 when compared to 2009.  The decrease is primarily related to a $22 million increase in net realized investment losses, net of policyholder related amounts and a $12 million increase in general operating expenses due to increased participants partially offset by a $19 million increase in fee income and an improvement in net interest margins.

Fee income increased by $19 million, or 25%, to $96 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009 as well as an increase in participants.

Net investment income increased by $9 million, or 10%, to $97 million for the three months ended June 30, 2010 when compared to 2009.  The increase is due to increased interest income of $5 million due to higher invested asset balances and $4 million higher unrealized gains on derivatives and held for trading assets.

Net realized investment losses decreased by $23 million from a gain of $10 million during 2009 to a loss of $13 million during 2010.  The $13 million loss in 2010 is due to $13 million of write-downs primarily on fixed maturity securities guaranteed by Ambac.  The $10 million gain in 2009 is due to $10 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $7 million, or 5%, to $155 million for the three months ended June 30, 2010 when compared to 2009.  The increase is primarily related to $12 million increase in operating expenses as a result of higher distribution costs, higher policy administration costs due to increased participant accounts and higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in the second quarter of 2010 compared to 2009.  This is offset by $4 million lower interest paid to policyholders due to lower crediting rates.

Income tax expense increased by $2 million, or 25%, to $10 million for the three months ended June 30, 2010 when compared to 2009.  This increase is primarily due to a $2 million prior year tax expense adjustment in 2010.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Six months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$1	$2
Fee income	191	149
Net investment income	191	185
Net realized investment gains (losses)	(27)	8
Total revenues	356	344
Policyholder benefits	106	117
Operating expenses	195	174
Total benefits and expenses	301	291
Income before income taxes	55	53
Income tax expense	19	14
Net income	$36	$39

The following is a summary of the Retirement Services segment participant accounts at June 30, 2010 and 2009:

	June 30,
(In thousands)	2010	2009
Participant accounts	4,384	3,788

Net income for the Retirement Services segment decreased by $3 million, or 8%, to $36 million during the six months ended June 30, 2010 when compared to 2009.  The decrease is primarily related to a $30 million increase in net realized investment losses, net of policyholder related amounts and a $23 million increase in general operating expenses due to increased participants partially offset by a $42 million increase in fee income.

Fee income increased by $42 million, or 28%, to $191 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009 as well as an increase in participants.

Net investment income increased by $6 million, or 3%, to $191 million for the six months ended June 30, 2010 when compared to 2009.  The increase is due to increased interest income of $6 million due to higher invested asset balances.

Net realized investment losses increased by $35 million from a gain of $8 million during 2009 to a loss of $27 million during 2010.  The $27 million loss in 2010 is due to $34 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $7 million of net realized gains on the sale of investments.  The $8 million gain in 2009 is due to $9 million of net realized gains on the sale of investments offset by $1 million of write-downs.

Total benefits and expenses increased by $10 million, or 3%, to $301 million for the six months ended June 30, 2010 when compared to 2009.  The increase is primarily related to a $23 million increase in operating expenses as a result of higher distribution costs, higher policy administration costs due to increased participant accounts and higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in the second quarter of 2010 compared to 2009.  This is offset by $9 million lower interest paid to policyholders due to lower crediting rates.

Income tax expense increased by $5 million, or 36%, to $19 million for the six months ended June 30, 2010 when compared to 2009.  This increase is primarily due to a release of a $2 million tax contingency liability in 2009, a $2 million prior year tax expense adjustment in 2010 and the 4% increase in income before income taxes in 2010 when compared to 2009.

The following table provides information for the Retirement Services’ segment participant account values at June 30, 2010 and 2009:

	June 30,
(In millions)	2010	2009
General account - Fixed options:
Public / Non-profit	$3,472	$3,357
401(k)	3,857	3,508
	$7,329	$6,865
Separate account -Variable options:
Public / Non-profit	$8,249	$6,725
401(k)	5,887	5,210
	$14,136	$11,935
Unaffiliated retail:
Investment options and administrative services only:
Public / Non-profit	$48,570	$37,663
401(k)	20,101	16,205
Institutional	36,115	27,137
	$104,786	$81,005

Account values invested in the general account fixed investment options have increased by $464 million, or 7%, at June 30, 2010 compared to June 30, 2009 primarily due to an increase in participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $2,201 million, or 18%, at June 30, 2010 compared to June 30, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $23,781 million, or 29%, at June 30, 2010 compared to June 30, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Other Results of Operations

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Other segment:

	Three months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$35	$40
Fee income	1	2
Net investment income	11	11
Net realized investment gains (losses)	(1)	-
Total revenues	46	53
Policyholder benefits	22	36
Operating expenses	16	20
Total benefits and expenses	38	56
Income (loss) before income taxes	8	(3)
Income tax expense (benefit)	3	(1)
Net income (loss)	$5	$(2)

Net income for the Company’s Other segment increased by $7 million to $5 million during the three months ended June 30, 2010 when compared to 2009 due to a $5 million increase from assumed reinsurance.  This is primarily attributable to a decrease in future policy benefits on assumed reinsurance of a certain block of term life insurance.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

The following is a summary of certain financial data of the Company’s Other segment:

	Six months ended June 30,
Income statement data (In millions)	2010	2009
Premium income	$65	$67
Fee income	2	3
Net investment income	22	22
Total revenues	89	92
Policyholder benefits	46	61
Operating expenses	32	37
Total benefits and expenses	78	98
Income (loss) before income taxes	11	(6)
Income tax expense (benefit)	4	(2)
Net income (loss)	$7	$(4)

Net income for the Company’s Other segment increased by $11 million to $7 million during the six months ended June 30, 2010 when compared to 2009 due to an $8 million increase from reinsurance.  This is primarily attributable to a decrease in future policy benefits.

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

A summary of the Company’s general account investment assets and assets as a percentage of total general account investments at June 30, 2010 and December 31, 2009 is as follows:

(In millions)	June 30, 2010		December 31, 2009
Fixed maturities, available-for-sale	$15,234	69.4%	$13,918	68.3%
Fixed maturities, held for trading	128	0.6%	140	0.7%
Mortgage loans on real estate	1,599	7.3%	1,554	7.6%
Equity investments, available-for-sale	20	0.1%	26	0.1%
Policy loans	4,003	18.2%	3,972	19.5%
Short-term investments, available-for-sale	707	3.2%	488	2.4%
Limited partnership and limited liability corporation interests	235	1.1%	254	1.3%
Other investments	26	0.1%	24	0.1%
Total investment assets	$21,952	100.0%	$20,376	100.0%

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

The distribution of the Company’s fixed maturity portfolio by credit rating at June 30, 2010 and December 31, 2009 is summarized as follows:

Credit Rating	June 30, 2010	December 31, 2009 1
AAA	38.9%	39.2%
AA	13.2%	12.3%
A	22.4%	21.6%
BBB	23.0%	23.4%
BB and below (Non-investment grade)	2.5%	3.5%
Total	100.0%	100.0%
9B

1 The December 31, 2009 percentages were updated to reflect the non-agency RMBS ratings as determined by the revised NAIC rating methodology.

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio at June 30, 2010 and December 31, 2009, calculated as a percentage of fixed maturities:

Sector	June 30, 2010		December 31, 2009
Utility	14.9%		15.0%
Finance	9.6%		10.1%
Consumer	9.1%		8.6%
Natural resources	5.3	% 1	6.3	% 1
Transportation	2.6%		2.6%
Other	8.6%		8.6%

1 Exposure of 3.4% and 4.1% to the oil and gas sector is included in natural resources at June 30, 2010 and December 31, 2009, respectively.

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

The Company does not have any direct bond holdings of the actual monoline insurers.  The Company’s insured holdings, excluding FGIC and Ambac guaranteed fixed maturity investments at June 30, 2010, are as follows:

	Guarantor quality rating		Indirect exposure June 30,
Guarantor (In millions)	S&P	Moody's	2010
MBIA Inc.	BB+	B3	$275
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AAA	Aa3	122
Berkshire Hathaway Assurance Corporation	AAA	Aaa	35
National Public Finance Guaranty Corporation	A	Baa1	115
			$547

At June 30, 2010 the Company had $432 million of asset-backed securities insured by monolines other than FGIC and Ambac.  At June 30, 2010, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance was A, and excluding the benefits of monoline insurance, the overall credit quality was BB+.  At June 30, 2010, the Company has other insured securities with a fair value of $115 million primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company has exposure to the subprime market in the form of home equity loan asset-backed securities of $940 million, or 4% of total investments of $21,952 million as of June 30, 2010.  The majority of these securities are investment grade rated, 86% of which have a rating of AAA.  The weighted average credit enhancement level for these securities is 36% (excluding any monoline guarantees) as of June 30, 2010.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $262 million at June 30, 2010 from December 31, 2009.  Total Level 3 assets and liabilities at June 30, 2010 were $386 million or 1% of total assets and liabilities compared to Level 3 assets and liabilities of $648 million or 2% at December 31, 2009.    Due to market conditions beginning in 2008, which have continued through 2010, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $94 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.  The change in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

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

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.  While the Company has experienced unrealized losses across all classes within its fixed maturity investments, the majority of total unrealized losses are related to mortgage-backed, asset-backed and corporate debt securities as described below.

•
The Company holds approximately $7,742 million in various mortgage-backed and asset-backed collateralized mortgage securities including securities backed by U.S. agencies, of which $2,073 million are experiencing unrealized losses of approximately $239 million at June 30, 2010.  Included in this amount is $105 million which has declined and remained below amortized cost by 20% or more.  Of the $239 million in unrealized losses, approximately $27 million is related to securities on which there had been a credit rating downgrade since December 31, 2009.  Of the $27 million, $24 million are rated investment grade and $3 million are rated non-investment grade at June 30, 2010.  Future changes in the fair value of these securities will be dependent upon the continued increase in market liquidity and improvements in general market conditions.

•
The Company holds approximately $7,600 million of corporate debt securities of which $844 million are experiencing unrealized losses of approximately $156 million at June 30, 2010.  Included in this amount is $107 million which has declined and remained below amortized cost by 20% or more.  Approximately $15 million of the $156 million was related to securities on which there had been a credit rating downgrade since December 31, 2009, although all retain an investment grade rating.

During the six months ended June 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $58 million on its fixed maturity investments.  These losses were related to credit impairment on asset-backed securities with home improvement loan, home equity loan and Alt A loan collateral guaranteed by Ambac.  These securities are now carried at $68 million with an estimated realizable value of $75 million.  The estimated realizable value was determined using cash flow models with an exclusion of the adjustment for illiquidity.  (See Note 5 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral received from the securities lending program, repurchase agreements and dollar roll practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of June 30, 2010 and December 31, 2009, the Company had $59 million and $37 million, respectively, of securities out on loan, $394 million and $418 million, respectively, in repurchase agreements and $693 million and $491 million, respectively, in dollar rolls, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties is in the form of cash and is included in the condensed consolidated balance sheet, with an offsetting liability for the obligation to return the collateral.  The Company received unrestricted cash of $3.0 million and $4.3 million as of June 30, 2010 and December 31, 2009, respectively.  The cash collateral is reinvested in a government money market fund.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 52% and 50% at June 30, 2010 and December 31, 2009, respectively.  The debt service coverage ratio was 1.97 and 1.92 times at June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company originated 11 and 23 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 59% and 46% and debt service coverage ratio was 2.12 and 2.14 times during the first six months of 2010 and the twelve months of 2009, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the six months ended June 30, 2010, the Company originated one interest only mortgage loan.

The Company did not restructure any mortgage loans or record any impairments on mortgage loans during the six months ended June 30, 2010.  One loan in the amount of $578 was foreclosed during the six months ended June 30, 2010.  Three loans in the amount of $1,565 were thirty to sixty days in arrears and two loans in the amount of $7,130 were more than ninety days in arrears at June 30, 2010.  The Company has an allowance for mortgage credit losses adequate to cover any losses associated with these loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity markets during 2010.

See Note 5 to the accompanying condensed consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

As noted in the General section above, the Company introduced a GMWB product into the 401 (k) market.  In the past, the Company had limited use of derivatives; however, with the introduction of the GMWB product, the Company’s use of derivatives has increased with additional usage expected. The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate, equity and foreign currency exchange risks.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in some cases, requiring collateral.

The Company has also developed controls within its operations to ensure that only derivative transactions authorized by the Board of Directors are executed.  Note 5 to the condensed consolidated financial statements contains a discussion of the Company’s derivative position.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net sales (purchases) of trading securities of $18 million and $(440) million for the six-month period ended June 30, 2010 and 2009, respectively.  The Company intends to reinvest these securities for higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $715 million and $659 million as of June 30, 2010 and December 31, 2009, respectively.  In addition, 97% and 96% of the bond portfolio carried an investment grade rating at June 30, 2010 and December 31, 2009, respectively, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $98 million of commercial paper outstanding at June 30, 2010 and December 31, 2009, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at June 30, 2010.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.  This credit facility replaced a similar $50 million credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration.

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

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility;
•	Insurance risk - the potential of loss resulting from claims and expenses exceeding liabilities held;
•	Credit risk - the potential of loss arising from an obligator’s inability or unwillingness to meet its obligations to the Company and
•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

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

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6.  Exhibits

Index to Exhibits

31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification

13BSignature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 13, 2010
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)