Form 10-Q
period 2010-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2010-11-12
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 1, 2010, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

		Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder's Equity for the Year Ended December 31, 2009 and for the Nine Months Ended September 30, 2010 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	46

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	61

	Item 4	Controls and Procedures	62

Part II	Other Information		62

	Item 1	Legal Proceedings	62

	Item 1A	Risk Factors	62

	Item 6	Exhibits	63

		Signature	63

Part I	Financial Information
Item 1.	Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $14,911,344 and $14,117,799)	$15,884,597	$13,917,813
Fixed maturities, held for trading, at fair value (amortized cost $118,149 and $135,425)	131,529	140,174
Mortgage loans on real estate (net of allowances of $14,854 and $14,854)	1,731,208	1,554,132
Equity investments, available-for-sale, at fair value (cost $15,622 and $18,860)	21,763	25,679
Policy loans	3,988,670	3,971,833
Short-term investments, available-for-sale (cost approximates fair value)	953,846	488,480
Limited partnership and other corporation interests	224,219	253,605
Other investments	23,486	24,312
Total investments	22,959,318	20,376,028

Other assets:
Cash	7,214	170,978
Reinsurance receivable	587,597	573,963
Deferred acquisition costs and value of business acquired	276,863	481,044
Investment income due and accrued	267,441	225,449
Premiums in course of collection	2,156	9,015
Deferred income tax assets, net	-	125,878
Collateral under securities lending agreements	44,073	38,296
Due from parent and affiliates	234,931	196,697
Goodwill	105,255	105,255
Other intangible assets	26,639	29,632
Other assets	524,723	491,471
Assets of discontinued operations	81,708	87,719
Separate account assets	21,370,357	18,886,901
Total assets	$46,488,275	$41,798,326

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2010	2009
Liabilities and stockholder's equity
Policy benefit liabilities:
Future policy benefits	$20,048,393	$18,972,560
Policy and contract claims	285,941	286,176
Policyholders' funds	344,166	358,795
Provision for policyholders' dividends	69,474	69,494
Undistributed earnings on participating business	7,545	3,580
Total policy benefit liabilities	20,755,519	19,690,605

General liabilities:
Due to parent and affiliates	550,459	537,563
Repurchase agreements	901,656	491,338
Commercial paper	96,551	97,613
Payable under securities lending agreements	44,073	38,296
Deferred income tax liabilities, net	256,228	-
Other liabilities	495,176	618,508
Liabilities of discontinued operations	81,681	87,719
Separate account liabilities	21,370,357	18,886,901
Total liabilities	44,551,700	40,448,543

Commitments and contingencies (Note 13)

Stockholder's equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	763,897	761,330
Accumulated other comprehensive income (loss)	449,389	(132,721)
Retained earnings	716,257	714,142
Total stockholder's equity	1,936,575	1,349,783
Total liabilities and stockholder's equity	$46,488,275	$41,798,326

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Premium income, net of premiums ceded of $5,408, $8,128, $29,644 and $33,169	$238,547	$176,707	$613,905	$439,056
Fee income	112,077	101,556	332,644	275,820
Net investment income	295,366	301,424	863,466	855,806
Realized investment gains and losses, net:
Total other-than-temporary losses	(1,093)	(4,694)	(75,016)	(8,106)
Other-than-temporary losses transferred to other comprehensive income	3	-	15,707	-
Other realized investment gains, net	7,252	10,201	25,153	34,986
Total realized investment gains (losses), net	6,162	5,507	(34,156)	26,880
Total revenues	652,152	585,194	1,775,859	1,597,562
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $10,472, $6,605, $22,297 and $37,821	163,059	125,982	469,859	442,027
Increase (decrease) in future policy benefits	117,132	104,090	238,319	116,987
Interest paid or credited to contractholders	135,086	144,411	384,232	412,742
Provision for policyholders' share of
earnings on participating business	955	576	1,608	888
Dividends to policyholders	16,742	14,539	53,955	53,327
Total benefits	432,974	389,598	1,147,973	1,025,971
General insurance expenses	122,330	105,340	358,617	311,513
Amortization of deferred acquisition costs and value of business acquired	3,631	15,232	26,964	51,374
Interest expense	9,376	9,365	28,064	28,164
Total benefits and expenses, net	568,311	519,535	1,561,618	1,417,022
Income from continuing operations before income taxes	83,841	65,659	214,241	180,540
Income tax expense	16,356	17,129	62,609	49,918
Income from continuing operations	67,485	48,530	151,632	130,622
Income (loss) from discontinued operations, net of income tax expense (benefit) of ($900), $ - , ($900) and $ -	(1,600)	-	(1,600)	-
Net income	$65,885	$48,530	$150,032	$130,622

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder's Equity
Year Ended December 31, 2009 and Nine Months Ended September 30, 2010 (Unaudited)
(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
	Common stock	Additional paid-in capital	Unrealized gains (losses) on securities	Employee benefit plan adjustments	Retained earnings	Total
Balances, January 1, 2009	$7,032	$756,912	$(691,594)	$(71,079)	$607,860	$609,131
Net income					122,436	122,436
Other comprehensive income (loss), net of related offsets and income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						638,480
Impact of adopting the ASC section 320-10-65
"Investments - Debt and Equity Securities" on available-for-sale securities, net of income taxes			(8,528)		8,528	-
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	714,142	1,349,783
Net income					150,032	150,032
Other comprehensive income (loss), net of related offsets and income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			19,237			19,237
Net change in unrealized gains (losses)			563,079			563,079
Employee benefit plan adjustment				(206)		(206)
Total comprehensive income						582,110
Dividends					(147,917)	(147,917)
Capital contribution - stock-based compensation		1,386				1,386
Income tax benefit on stock option exercises		1,181				1,181
Balances, September 30, 2010	$7,032	$763,897	$492,206	$(42,817)	$716,257	$1,936,575

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$150,032	$130,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	1,608	888
Amortization of premiums (accretion) of discounts on investments, net	(30,517)	(47,122)
Net realized (gains) losses on investments	34,156	(26,880)
Net sales (purchases) of trading securities	17,552	(92,377)
Interest credited to contractholders	380,516	407,580
Depreciation and amortization	38,673	65,153
Deferral of acquisition costs	(64,818)	(51,261)
Deferred income taxes	66,959	51,954
Changes in assets and liabilities:
Policy benefit liabilities	126,390	30,164
Reinsurance receivable	(7,623)	621
Accrued interest and other receivables	(35,133)	(40,130)
Other, net	(153,436)	(76,493)
Net cash provided by operating activities	524,359	352,719

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	3,238,262	2,982,650
Mortgage loans on real estate	114,729	70,913
Equity investments and other limited partnership interests	52,607	38,436
Purchases of investments:
Fixed maturities available-for-sale	(3,637,171)	(3,059,268)
Mortgage loans on real estate	(295,207)	(157,345)
Equity investments and other limited partnership interests	(17,491)	(11,307)
Net change in short-term investments	(865,902)	(608,218)
Net change in repurchase agreements	410,318	410,191
Other, net	25,310	(9,160)
Net cash used in investing activities	(974,545)	(343,108)

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from financing activities:
Contract deposits	$1,556,709	$1,425,316
Contract withdrawals	(1,096,704)	(1,209,724)
Change in due to parent and affiliates	(25,781)	(56,180)
Dividends paid	(147,917)	(24,682)
Net commercial paper borrowings (repayments)	(1,062)	1,316
Change in bank overdrafts	(4)	16,900
Income tax benefit of stock option exercises	1,181	262
Net cash provided by financing activities	286,422	153,208

Net increase (decrease) in cash	(163,764)	162,819
Cash, beginning of period	170,978	28,352
Cash, end of period	$7,214	$191,171

Supplemental disclosures of cash flow information:
Net cash (received) paid during the periods for:
Income taxes	$(1,056)	$1,871
Net income tax payments withheld and remitted to taxing authorities	41,617	43,217
Interest	18,805	18,907

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	1,386	1,940

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Restatement of nine months ended September 30, 2009 statement of cash flows - The accompanying condensed consolidated statement of cash flows has been restated for the nine months ended September 30, 2009 as a result of the misclassification of cash flows from in process trades, unrealized gains and losses on derivatives and transfers of securities to affiliates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the effect of the adjustments the Company made to its condensed consolidated statement of cash flows for the nine months ended September 30, 2009:

	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Changes in assets and liabilities:
Policy benefit liabilities	$30,040	$124	$30,164
Other, net	(148,688)	72,195	(76,493)
Net cash provided by operating activities	280,400	72,319	352,719

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	2,954,686	27,964	2,982,650
Equity investments and other limited partnership interests	38,304	132	38,436
Purchases of investments:
Fixed maturities available-for-sale	(3,035,029)	(24,239)	(3,059,268)
Equity investments and other limited partnership interests	(11,691)	384	(11,307)
Net change in short-term investments	(645,231)	37,013	(608,218)
Other, net	98,961	(108,121)	(9,160)
Net cash used in investing activities	(276,241)	(66,867)	(343,108)

Cash flows from financing activities:
Change in due to parent and affiliates	(50,728)	(5,452)	(56,180)
Net cash provided by (used in) financing activities	158,660	(5,452)	153,208

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
Nine Months Ended September 30, 2010 and 2009
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
Nine Months Ended September 30, 2010 and 2009
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

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”).  ASU No. 2010-20 provides for entities to disclose credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings, modifications as a result of troubled debt restructurings and significant sales or purchases, by disaggregated class, for its financing receivables.  Additional disclosures include a rollforward schedule of the allowance for credit losses, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and the impaired financing receivables by class.  ASU No. 2010-20 is effective for fiscal periods ending after December 15, 2010.  The Company will adopt ASU No. 2010-20 for its fiscal year ending December 31, 2010.  The provisions of ASU No. 2010-20 relate only to financial statement disclosures regarding financing receivables and, accordingly, its adoption will not have an impact on the Company’s consolidated financial position or the results of its operations.

In October 2010, the FASB issued ASU No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as deferred acquisition costs.  ASU No. 2010-26 is effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company is evaluating the impact of the adoption of ASU No. 2010-26.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

3.  Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business.  During the three and nine months ended September 30, 2010, the Company recorded expenses of $1,600, net of income tax benefit, related to these discontinued operations in its condensed consolidated financial statements.  Certain assets and liabilities of the disposed business activities continue to be held by the Company and are presented as discontinued operations for all periods presented in the condensed consolidated balance sheets.

The following table summarizes the classifications of assets and liabilities of these discontinued operations at September 30, 2010 and December 31, 2009:

Assets	September 30, 2010	December 31, 2009
Reinsurance receivable	$81,708	$87,719
Total assets	$81,708	$87,719

Liabilities
Future policy benefits	$21,374	$56,219
Policy and contract claims	60,307	31,500
Total liabilities	$81,681	$87,719

4.  Related Party Transactions

Included in the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009 are the following related party amounts:

	September 30, 2010	December 31, 2009
Reinsurance receivable	$474,945	$452,510
Future policy benefits	2,196,376	2,293,712

Included in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2010 and 2009 are the following related party amounts:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Premium income, net of related party premiums ceded of $486, $178,$3,770 and $3,138	$32,012	$36,799	$98,777	$106,653
Life and other policy benefits, net of reinsurance recoveries of $1,399,$289, $3,629 and $6,961	30,577	34,451	96,719	88,200
Increase (decrease) in future policy benefits	(20,878)	3,547	(61,414)	(7,868)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the GWSC as collateral under the reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,067,200 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At September 30, 2010 and December 31, 2009, there were no outstanding amounts related to the letters of credit.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  Included in fee income in the condensed consolidated statements of income are $14,637 and $14,092 of advisory and management fee income from these affiliated entities for the three-month periods ended September 30, 2010 and 2009, respectively.  Included in fee income in the condensed consolidated statements of income are $43,069 and $38,034 of advisory and management fee income from these affiliated entities for the nine-month periods ended September 30, 2010 and 2009, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended September 30, 2010 and 2009, these purchases totaled $28,128 and $54,966 respectively.  During the nine-month periods ended September 30, 2010 and 2009, these purchases totaled $132,346 and $120,986 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $377,918 and $364,233 at September 30, 2010 and December 31, 2009, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine-month period ended September 30, 2010, the Company paid dividends of $147,917 to its parent, GWL&A Financial.

On September 30, 2009, the Company’s wholly-owned subsidiary, Canada Life Insurance Company of America, merged into GWLA with GWLA being the surviving entity.  The completion of the merger did not have an impact on the Company’s condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired debt securities that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at September 30, 2010 and December 31, 2009:

	September 30, 2010
Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI
U.S. government direct obligations and U.S. agencies	$2,232,451	$118,321	$866	$2,349,906	$-
Obligations of U.S. states and their subdivisions	1,597,147	242,522	193	1,839,476	-
Corporate debt securities	7,358,638	794,818	131,187	8,022,269	5,796
Asset-backed securities (1)	2,162,391	68,915	137,383	2,093,923	(21,273)
Residential mortgage-backed securities	759,993	14,396	25,520	748,869	-
Commercial mortgage-backed securities	761,643	40,534	12,556	789,621	-
Collateralized debt obligations	39,081	1,477	25	40,533	-
Total fixed maturities	$14,911,344	$1,280,983	$307,730	$15,884,597	$(15,477)

Equity investments:
Equity mutual funds	$15,622	$6,486	$345	$21,763	$-
Total equity investments	$15,622	$6,486	$345	$21,763	$-

(1) OTTI (gain)/loss included in AOCI, as presented above, includes both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously non-credit loss impaired.  The non-credit loss component of OTTI (gain)/loss for Asset-backed securities was in an unrealized gain position of $21 million at September 30, 2010 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at September 30, 2010, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized cost	Estimated fair value
Maturing in one year or less	$574,911	$611,751
Maturing after one year through five years	2,786,138	3,065,560
Maturing after five years through ten years	3,091,525	3,551,568
Maturing after ten years	2,648,588	2,798,545
Mortgage-backed and asset-backed securities	5,810,182	5,857,173
	$14,911,344	$15,884,597

Mortgage-backed and asset-backed securities, including U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with final stated maturities of up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$670,774	$644,773	$2,342,438	$1,900,142
Gross realized gains from sales	21,044	16,048	42,251	34,757
Gross realized losses from sales	2	215	19	478

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and also gains on repurchase agreement transactions.  These gains and losses are determined on a specific identification basis.

The Company has a corporate fixed maturity security with fair values of $8,471 and $7,979 that has been non-income producing for the twelve months preceding September 30, 2010 and December 31, 2009, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.

Derivative financial instruments - The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  As detailed below, derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed minimum withdrawal benefit (“GMWB”) liabilities, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities and separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-US dollar denominated assets, and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

Derivative transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in some cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at September 30, 2010 and December 31, 2009.  As the Company enters into derivative transactions only with high quality institutions, no losses have been incurred due to non-performance by any of the counterparties.

Certain interest rate swaptions and swaps in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of September 30, 2010 and December 31, 2009, the $16,580 and $4,300, respectively, of unrestricted cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  These collateral amounts are not offset against the derivative fair values in the accompanying tables.

Collateral requirements are determined based on the Company’s and counterparty credit ratings.  In the event of credit downgrades, additional collateral is required.  At September 30, 2010, the fair value of derivatives in a net liability position, subject to collateral demands, was $11,509.  At September 30, 2010, the Company did not have any collateral pledged; however, the maximum amount the Company could have been required to pledge as collateral at September 30, 2010 in the event of a credit downgrade was $11,509.

The Company may purchase a financial instrument that contains a derivative instrument that is embedded in the financial instrument.  Upon purchasing the instrument, the Company determines if (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (b) a separate instrument with the same terms would qualify as a derivative instrument.  If the Company determines that these conditions are met, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative.

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

As of September 30, 2010, the Company estimates that $6,185 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

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

Derivatives not designated as hedging instruments

GMWB Derivative Instruments - The Company introduced a variable annuity product with a GMWB in April 2010.  This product utilizes an investment risk hedging program including purchases of the following derivative instruments: exchange-traded interest rate swap futures and exchange traded equity index futures.  The Company anticipates adding over-the-counter (“OTC”) interest rate swaps as the product sales volume grows.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.  While the hedge program is actively managed, it may not exactly offset changes in the GMWB liability due to, among other things, divergence between the performance of the underlying investments and the hedge instruments, high levels of volatility in the equity and interest rate markets and differences between actual contractholder behavior and what is assumed.  The performance of the underlying investments compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Interest Rate Risk Derivative Instruments - The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities. While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.

The hedging program for the general account liabilities is a combination of static hedges purchased in 2009 and dynamic (i.e. frequently rebalanced based on interest rate movements) hedges which were put in place in 2010. These hedges are used to manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders. The Company has purchased the following derivative instruments: (a) OTC interest rate swaptions as static hedges, and (b) OTC interest rate swaps, exchange-traded futures on interest rate swaps, and exchange-traded Eurodollar interest rate futures as dynamic hedges.

The hedging program for certain separate account life insurance liabilities is also a combination of static and dynamic hedges using OTC swaptions, OTC interest rate swaps, exchange-traded futures on interest rate swaps, and exchange-traded Eurodollar interest rate futures. These hedges are used to manage the potential change of cash flows due to increased surrenders. The costs and performance of these hedges are passed directly to the associated separate account liabilities through an adjustment to the liability credited rates.  The notional amount of the Company’s swaptions associated with the separate account liabilities is approximately 28% of the total swaption notional. The notional amount of the derivatives used in the dynamic hedging program associated with separate account liabilities is approximately 3% of the total.

Other Derivative Instruments - The Company attempts to match the timing of when interest rates are committed on insurance products with the interest rates on new investments.  However, timing differences may occur between commitments made and new investments, which can expose the Company to fluctuating interest rates.  To offset this risk, the Company uses U.S. Treasury futures contracts.  The Company also uses U.S. Treasury futures contracts to hedge changes in fair value on certain fixed income instruments and certain interest rate swaps.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.

For all derivative instruments for which the Company has not elected hedge accounting treatment, changes in the fair value of a derivative instrument are recorded in current period net investment income while closed hedges are reported in total realized investment gains (losses).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables summarize derivative financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Number of contracts	Notional amount	Net derivatives Fair value	Asset derivatives Fair value (1)	Liability derivatives Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	8	$80,700	$22,493	$22,493	$-
Foreign currency exchange contracts	1	30,000	(1,368)	-	1,368
Interest rate futures	529	52,900	-	-	-
Total cash flow hedges		163,600	21,125	22,493	1,368
Fair value hedges:
Interest rate futures	1,472	147,200	-	-	-
Total fair value hedges		147,200	-	-	-

Total derivatives designated as hedges		310,800	21,125	22,493	1,368

Derivatives not designated as hedges:
GMWB derivative instruments:
Futures on interest rate swaps	40	4,000	-	-	-
Futures on equity indices	8	438	-	-	-
Total GMWB derivative instruments		4,438	-	-	-

Interest rate risk derivative instruments:
Interest rate swaps	39	381,505	(10,489)	1,020	11,509
Interest rate futures	41	103	-	-	-
Futures on interest rate swaps	30	3,000	-	-	-
Interest rate swaptions	60	1,140,000	2,476	2,476	-
Total interest rate risk derivative instruments		1,524,608	(8,013)	3,496	11,509

Other derivative instruments:
Interest rate futures	228	22,800	-	-	-
Total other derivative instruments		22,800	-	-	-
Total derivatives not designated as hedges		1,551,846	(8,013)	3,496	11,509

Total cash flow hedges, fair value hedges and derivatives not designated as hedges		$1,862,646	$13,112	$25,989	$12,877

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	December 31, 2009
	Number of contracts	Notional amount	Net derivatives Fair value	Asset derivatives Fair value (1)	Liability derivatives Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	13	$156,500	$14,690	$14,690	$-
Foreign currency exchange contracts	1	30,000	(3,317)	-	3,317
Interest rate futures	225	22,500	-	-	-
Total cash flow hedges		209,000	11,373	14,690	3,317
Fair value hedges:
Interest rate futures	392	39,200	-	-	-
Total fair value hedges		39,200	-	-	-

Total derivatives designated as hedges		248,200	11,373	14,690	3,317

Derivatives not designated as hedges:
GMWB derivative instruments:
Futures on interest rate swaps	-	-	-	-	-
Futures on equity indices	-	-	-	-	-
Total GMWB derivative instruments		-	-	-	-

Interest rate risk derivative instruments:
Interest rate swaps	-	-	-	-	-
Interest rate futures	-	-	-	-	-
Futures on interest rate swaps	-	-	-	-	-
Interest rate swaptions	60	1,140,000	8,460	8,460	-
Total interest rate risk derivative instruments		1,140,000	8,460	8,460	-

Other derivative instruments:
Interest rate futures	1,035	103,500	-	-	-
Total other derivative instruments		103,500	-	-	-
Total derivatives not designated as hedges		1,243,500	8,460	8,460	-

Total cash flow hedges, fair value hedges and derivatives not designated as hedges		$1,491,700	$19,833	$23,150	$3,317

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

The Company had 105 and 18 swap transactions with an average notional amount of $12,535 and $9,415 during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company had 522 and 129 futures transactions with an average number of contracts outstanding of 1,692 and 1,465 during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The increased number of derivative transactions is associated with the Interest Rate Risk dynamic hedging program and the GMWB hedging program both of which began in June 2010.  Volumes are expected to continue to grow under these programs.

The Company recognized total derivative gains (losses) in net investment income of ($15,352) and ($2,762) for the nine-month periods ended September 30, 2010 and 2009, respectively.  The Company recognized total derivative gains (losses) in net investment income of ($2,476) and $237 for the three-month periods ended September 30, 2010 and 2009, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.  The Company realized net investment gains (losses) on closed derivative positions of ($22,078) and $330 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($15,664) and ($6,159) for the three-month periods ended September 30, 2010 and 2009, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and nine-month periods ended September 30, 2010 and 2009 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) on derivatives recognized in AOCI (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) on derivatives recognized in income (Ineffective portion and amount excluded from effectiveness testing)
	Three months ended September 30, 2010	Three months ended September 30, 2010	Income statement location	Three months ended September 30, 2010	Income statement location
Cash flow hedges:
Interest rate swaps	$7,743	$350	(A)	$24	(A)
Foreign currency exchange contracts	(3,026)	-		-
Interest rate futures	-	-		176	(A)
Interest rate futures	14	26	(A)	(650)	(B)
Total cash flow hedges	$4,731	$376		$(450)

(A)  Net investment income.
(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in AOCI (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) on derivatives recognized in income (Ineffective portion and amount excluded from effectiveness testing)
	Three months ended September 30, 2009	Three months ended September 30, 2009	Income statement location	Three months ended September 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$8,658	$136	(A)	$19	(A)
Foreign currency exchange contracts	(536)	-		-
Interest rate futures	(498)	13	(A)	-
Total cash flow hedges	$7,624	$149		$19

(A)  Net investment income.

	Gain (loss) on derivatives recognized in AOCI (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) on derivatives recognized in income (Ineffective portion and amount excluded from effectiveness testing)
	Nine months ended September 30, 2010	Nine months ended September 30, 2010	Income statement location	Nine months ended September 30, 2010	Income statement location
Cash flow hedges:
Interest rate swaps	$22,941	$977	(A)	$7	(A)
Foreign currency exchange contracts	1,949	-		-
Interest rate futures	-	-		176	(A)
Interest rate futures	(466)	80	(A)	7	(B)
Total cash flow hedges	$24,424	$1,057		$190

(A)  Net investment income.
(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in AOCI (Effective portion)	Gain (loss) reclassified from AOCI into income (Effective portion)		Gain (loss) on derivatives recognized in income (Ineffective portion and amount excluded from effectiveness testing)
	Nine months ended September 30, 2009	Nine months ended September 30, 2009	Income statement location	Nine months ended September 30, 2009	Income statement location
Cash flow hedges:
Interest rate swaps	$(40,570)	$340	(A)	$43	(A)
Foreign currency exchange contracts	(6,230)	-		-
Interest rate futures	(498)	40	(A)	-
Total cash flow hedges	$(47,298)	$380		$43

(A)  Net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income		Gain (loss) on hedged assets recognized in net income
	Three months ended September 30, 2010	Income statement location	Three months ended September 30, 2010	Income statement location
Fair value hedges:
Interest rate futures	$(505)	(A)	$-
Interest rate futures	(3,087)	(B)	-
Items hedged in interest rate futures	-		2,141	(A)
Total fair value hedges (1)	$(3,592)		$2,141

(1)	Hedge ineffectiveness is ($1,451).
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income		Gain (loss) on hedged assets recognized in net income
	Three months ended September 30, 2009	Income statement location	Three months ended September 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$(418)	(A)	$-
Interest rate futures	(1,246)	(B)	-
Items hedged in interest rate futures	-		1,946	(A)
Total fair value hedges (1)	$(1,664)		$1,946

(1)	Hedge ineffectiveness is $282.
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income		Gain (loss) on hedged assets recognized in net income

	Nine months ended September 30, 2010	Income statement location	Nine months ended September 30, 2010	Income statement location
Fair value hedges:
Interest rate futures	$(2,861)	(A)	$-
Interest rate futures	(5,417)	(B)	-
Items hedged in interest rate futures	-		7,210	(A)
Total fair value hedges (1)	$(8,278)		$7,210

(1)	Hedge ineffectiveness is ($1,068).
(A	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income		Gain (loss) on hedged assets recognized in net income
	Nine months ended September 30, 2009	Income statement location	Nine months ended September 30, 2009	Income statement location
Fair value hedges:
Interest rate futures	$3,769	(A)	$-
Interest rate futures	(282)	(B)	-
Items hedged in interest rate futures	-		(3,339)	(A)
Total fair value hedges (1)	$3,487		$(3,339)

(1)	Hedge ineffectiveness is $148.
(A)	Net investment income.
(B)	Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income		Gain (loss) on derivatives recognized in net income
	Three months ended September 30, 2010	Income statement location	Three months ended September 30, 2009	Income statement location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Futures on interest rate swaps	$(44)	(A)	$-
Futures on interest rate swaps	185	(B)	-
Futures on equity indices	(25)	(A)	-
Futures on equity indices	(12)	(B)	-
Total GMWB derivative instruments	104		-

Interest rate risk derivative instruments:
Interest rate swaps	(5,991)	(A)	-
Interest rate swaps	(5,013)	(B)	-
Interest rate futures	(7)	(A)	-
Interest rate futures	(165)	(B)	-
Interest rate swaptions	(439)	(A)	-
Total interest rate risk derivative instruments	(11,615)		-

Other derivative instruments:
Interest rate futures	1,818	(A)	(1,459)	(A)
Interest rate futures	(6,922)	(B)	(4,913)	(B)
Total other derivative instruments	(5,104)		(6,372)

Total derivatives not designated as hedging instruments	$(16,615)		$(6,372)

(A)  Net investment income.
(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income		Gain (loss) on derivatives recognized in net income
	Nine months ended September 30, 2010	Income statement location	Nine months ended September 30, 2009	Income statement location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Futures on interest rate swaps	$(6)	(A)	$-
Futures on interest rate swaps	185	(B)	-
Futures on equity indices	(17)	(A)	-
Futures on equity indices	(12)	(B)	-
Total GMWB derivative instruments	150		-

Interest rate risk derivative instruments:
Interest rate swaps	(10,489)	(A)	-
Interest rate swaps	(5,013)	(B)	-
Interest rate futures	(9)	(A)	-
Interest rate futures	(165)	(B)	-
Interest rate swaptions	(5,984)	(A)	-
Total interest rate risk derivative instruments	(21,660)		-

Other derivative instruments:
Interest rate futures	(4,436)	(A)	(3,615)	(A)
Interest rate futures	(11,663)	(B)	612	(B)
Total other derivative instruments	(16,099)		(3,003)

Total derivatives not designated as hedging instruments	$(37,609)		$(3,003)

(A)  Net investment income.
(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

Limited partnership interests and other corporation interests - Limited partnership interests are accounted for using the cost method of accounting.  The Company uses this method since it has a minority equity interest and has no significant influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These securities are carried at amortized cost as determined using the effective yield method.  At September 30, 2010 and December 31, 2009, the Company had $224,219 and $253,605, respectively, invested in limited partnerships and other corporation interests.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

In the normal course of its activities, the Company is involved with other entities that are considered variable interest entities (“VIE”).  An entity would be determined to be a primary beneficiary, and thus consolidated when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  When the Company becomes involved with a VIE and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•	The structure and purpose of the entity;
•	The risks and rewards created by and shared through the entity and
•	The entity’s participants’ ability to direct the activities, receive its benefits and absorb its losses.

Accordingly, the Company has determined its investment in low-income housing limited partnerships (“LIHLP”) to be considered a VIE.  The purpose of an LIHLP is to provide financing of affordable housing by making certain tax credits available to investors.  Beginning in 2002, the Company made initial cash investments for the various tax credits.  The Company is a 99% limited partner in various upper-tier LIHLPs.  The general partner is most closely involved in the development and management of the LIHLP project.  As limited partner, the Company has few or no voting rights, but expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The Company is only an equity investor and views the LIHLP as a single investment.   The general partner has a small ownership of the partnership, which requires a de minimus capital contribution.  This equity investment is reduced based on fees paid at inception by the limited partner; therefore, the general partner does not qualify as having an equity investment at risk in the LIHLP project.  However, the limited partner does not have the direct or indirect ability through voting rights or similar rights to make decisions about the general partner’s activities that have a significant effect on the success of the partnership.

Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance (exert influence over the entity’s operations).

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

The following table presents information about the nature and activities of the VIEs and the effect on the Company’s financial statements as of September 30, 2010 as follows:

Limited partnership interests and limited liability corporation interests	Liabilities	Maximum exposure to loss
$162,059	$-	$162,059

All of the Company’s investments in LIHLPs are guaranteed by third parties.  One of the guarantors, guaranteeing 7% of the LIHLPs, filed for bankruptcy protection in 2009; however, the bankruptcy does not currently impact the guarantee.  Eighty-two percent, or $132,085 of the interests, are backed by third party guarantors rated above investment grade.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company is not required to provide any additional funding to the LIHLPs unless the investment exceeds the minimum yield guarantee.  The Company has not provided any additional financial or other support during the period from January 1, 2010 to September 30, 2010 that it was not previously contractually required to provide.

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

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•	Fair value is below cost;
•	The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area;
•	The decline in fair value has existed for an extended period of time;
•	A fixed maturity investment has been downgraded by a credit rating agency;
•	The financial condition of the issuer has deteriorated;
•	The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future and
•	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment, at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI
U.S. government direct obligations and U.S. agencies	$498,313	$450	$26,506	$416	$524,819	$866
Obligations of U.S. states and their subdivisions	15,354	193	-	-	15,354	193
Corporate debt securities	46,714	957	711,814	130,230	758,528	131,187
Asset-backed securities	30,436	419	978,714	136,964	1,009,150	137,383
Residential mortgage-backed securities	-	-	363,799	25,520	363,799	25,520
Commercial mortgage-backed securities	-	-	85,480	12,556	85,480	12,556
Collateralized debt obligations	-	-	1,846	25	1,846	25
Total fixed maturities	$590,817	$2,019	$2,168,159	$305,711	$2,758,976	$307,730

Equity investments:
Equity mutual funds	$-	$-	$2,193	$345	$2,193	$345
Total equity investments	$-	$-	$2,193	$345	$2,193	$345

Total number of securities in an unrealized loss position		34		206		240

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
Fixed maturities:	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI	Estimated fair value	Unrealized loss and OTTI
U.S. government direct obligations and U.S. agencies	$535,595	$10,502	$19,330	$313	$554,925	$10,815
Obligations of U.S. states and their subdivisions	132,151	4,214	608	-	132,759	4,214
Corporate debt securities	673,534	74,461	1,190,858	142,425	1,864,392	216,886
Asset-backed securities	92,005	52,042	1,558,338	331,923	1,650,343	383,965
Residential mortgage-backed securities	53,623	3,629	550,036	72,268	603,659	75,897
Commercial mortgage-backed securities	-	-	297,604	35,792	297,604	35,792
Collateralized debt obligations	1,400	173	34,678	2,270	36,078	2,443
Total fixed maturities	$1,488,308	$145,021	$3,651,452	$584,991	$5,139,760	$730,012

Equity investments:
Consumer products	$-	$-	$2	$2	$2	$2
Equity mutual funds	2,374	450	-	-	2,374	450
Airline industry	694	5	-	-	694	5
Total equity investments	$3,068	$455	$2	$2	$3,070	$457

Total number of securities in an unrealized loss position		159		358		517

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $422,282 or 58%, from December 31, 2009 to September 30, 2010.  This decrease in unrealized losses was across all asset classes and reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on corporate debt securities decreased by $85,699 from December 31, 2009 to September 30, 2010.  The valuation of these securities has been significantly influenced by market conditions with increased liquidity, lower interest rates and tightening of credit spreads resulting in generally higher valuations of fixed income securities.  Management has classified the losses on these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	September 30, 2010	December 31, 2009
Finance	91%	77%
Utility	2%	10%
Natural resources	3%	4%
Consumer	2%	4%
Transportation	-%	2%
Other	2%	3%
	100%	100%

While the proportionate percentage in the finance sector had an increase of 14%, the actual unrealized losses in the sector decreased by $47,159 from December 31, 2009 to September 30, 2010.  The proportionate percentage in the utility sector decreased by 8%, and the actual unrealized losses decreased by $18,777.  At September 30, 2010, 9% of total unrealized losses on corporate debt securities (approximately $11,393 of the $131,187), were related to securities on which there has been a ratings downgrade since December 31, 2009.  Of the downgraded securities, 98% continue to be rated above investment grade.

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $246,582, $50,377, and $23,236, respectively, since December 31, 2009, generally due to tightening of credit spreads, lower interest rates, increased market liquidity and other-than-temporary impairments as noted below.  Unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the securities within the portfolio along with credit enhancement and/or guarantees is sufficient to expect full repayment of the principal.  See Note 6 for additional discussion regarding fair value measurements.

Equity investments - The decrease in unrealized losses of $112 from December 31, 2009 to September 30, 2010 is primarily due to holdings in mutual funds with exposure to the S&P 500 index and growth oriented securities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments and equity securities for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three months ended September 30,
	2010				2009
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI		OTTI recognized in realized gains/(losses)		OTTI recognized in OCI
Fixed maturities:	Credit related	Non-credit related	Non-credit related	Total	Credit related	Non-credit related	Non-credit related	Total
U.S. government direct obligations and U.S. agencies	$-	$444	$-	$444	$-	$152	$-	$152
Obligations of U.S. states and their subdivisions	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	3,169	1,295	-	4,464
Asset-backed securities	646	-	3	649	-	78	-	78
Residential mortgage-backed securities	-	-	-	-	-	-	-	-
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Total fixed maturities	$646	$444	$3	$1,093	$3,169	$1,525	$-	$4,694

Equity investments:
Equity mutual funds	$-	$-	$-	$-	$-	$-	$-	$-
Total equity investments	$-	$-	$-	$-	$-	$-	$-	$-

Total OTTI impairments	$646	$444	$3	$1,093	$3,169	$1,525	$-	$4,694

	Nine months ended September 30,
	2010				2009
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI		OTTI recognized in realized gains/(losses)		OTTI recognized in OCI
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total	Credit related (1)	Non-credit related	Non-credit related	Total
U.S. government direct obligations and U.S. agencies	$-	$2,527	$-	$2,527	$-	$152	$-	$152
Obligations of U.S. states and their subdivisions	-	-	-	-	-	-	-	-
Corporate debt securities	-	1,410	-	1,410	3,169	4,164	-	7,333
Asset-backed securities	54,006	-	15,707	69,713	84	502	-	586
Residential mortgage-backed securities	876	-	-	876	-	28	-	28
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Total fixed maturities	$54,882	$3,937	$15,707	$74,526	$3,253	$4,846	$-	$8,099

Equity investments:
Equity mutual funds	$490	$-	$-	$490	$7	$-	$-	$7
Total equity investments	$490	$-	$-	$490	$7	$-	$-	$7

Total OTTI impairments	$55,372	$3,937	$15,707	$75,016	$3,260	$4,846	$-	$8,106

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, $53,327 and zero were related to Ambac Financial Group, Inc. for the nine months ended September 30, 2010 and 2009, respectively.

Non-credit related other-than-temporary impairments are reclassified to other comprehensive income in the period incurred and credit-related other-than-temporary impairments are recognized in net realized capital gains (losses) in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The other-than-temporary impairments of fixed maturity securities where a portion was related to non-credit losses which were recognized in realized investment gains and losses in the condensed consolidated statement of income, is summarized as follows:

Bifurcated credit loss balance, January 1, 2010	$115,325
Additions:
Initial impairments - credit loss recognized on securities not previously impaired	54,849
Bifurcated credit loss balance, September 30, 2010	$170,174

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

6.  Fair Value Measurements

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Assets	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Fixed maturities and short-term investments	$16,969,972	$16,969,972	$14,546,467	$14,546,467
Mortgage loans on real estate	1,731,208	1,885,934	1,554,132	1,570,217
Equity investments	21,763	21,763	25,679	25,679
Policy loans	3,988,670	3,988,670	3,971,833	3,971,833
Other investments	23,486	47,341	24,312	50,159
Derivative instruments	25,989	25,989	23,150	23,150
Collateral under securities lending agreements	44,073	44,073	38,296	38,296
Collateral under derivative counter-party collateral agreements	16,580	16,580	4,300	4,300
Separate account assets	21,370,357	21,370,357	18,886,901	18,886,901

	September 30, 2010		December 31, 2009
Liabilities	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Annuity contract benefits without life contingencies	$7,770,481	$8,113,499	$7,167,733	$7,105,090
Policyholders' funds	344,166	344,166	286,175	286,175
Repurchase agreements	901,656	901,656	491,338	491,338
Commercial paper	96,551	96,551	97,613	97,613
Payable under securities lending agreements	44,073	44,073	38,296	38,296
Payable under derivative counterparty collateral agreements	16,580	16,580	4,300	4,300
Derivative instruments	12,877	12,877	3,317	3,317
Notes payable	541,586	541,586	532,319	532,319

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from derivative counterparties and the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral approximates fair value.

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
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	September 30, 2010
Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,349,906	$-	$2,349,906
Obligations of U.S. states and their subdivisions	-	1,839,476	-	1,839,476
Corporate debt securities	-	7,961,033	61,236	8,022,269
Asset-backed securities	-	1,777,863	316,060	2,093,923
Residential mortgage-backed securities	-	748,869	-	748,869
Commercial mortgage-backed securities	-	789,621	-	789,621
Collateralized debt obligations	-	39,834	699	40,533
Total fixed maturities available-for-sale	-	15,506,602	377,995	15,884,597
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	-	26,110	-	26,110
Corporate debt securities	-	52,114	-	52,114
Asset-backed securities	-	44,901	-	44,901
Commercial mortgage-backed securities	-	8,404	-	8,404
Total fixed maturities held
for trading	-	131,529	-	131,529
Equity investments available-for-sale:
Equity mutual funds	21,059	704	-	21,763
Total equity investments	21,059	704	-	21,763
Short-term investments available-for-sale	29,894	923,952	-	953,846
Collateral under securities lending
agreements	44,073	-	-	44,073
Collateral under derivative counterparty collateral agreements	16,580	-	-	16,580
Other assets (1)	-	25,989	-	25,989
Separate account assets (2)	10,663,746	10,503,925	4,653	21,172,324
Total assets	$10,775,352	$27,092,701	$382,648	$38,250,701

Liabilities
Other liabilities (1)	$-	$11,509	$1,368	$12,877
Separate account liabilities (2)	51	303,236	-	303,287
Total liabilities	$51	$314,745	$1,368	$316,164

(1)	Includes derivative financial instruments.
(2)	Includes only separate account financial instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2009
Assets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$-	$2,038,794	$-	$2,038,794
Obligations of U.S. states and their subdivisions	-	1,363,851	-	1,363,851
Foreign governments	-	465	-	465
Corporate debt securities	-	6,940,809	188,936	7,129,745
Asset-backed securities	-	1,495,680	392,365	1,888,045
Residential mortgage-backed securities	-	771,063	-	771,063
Commercial mortgage-backed securities	-	617,860	58,270	676,130
Collateralized debt obligations	-	47,991	1,729	49,720
Total fixed maturities available-for-sale	-	13,276,513	641,300	13,917,813
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	-	39,112	-	39,112
Corporate debt securities	-	50,128	-	50,128
Asset-backed securities	-	42,717	-	42,717
Commercial mortgage-backed securities	-	8,217	-	8,217
Total fixed maturities held for trading	-	140,174	-	140,174
Equity investments available-for-sale:
Consumer products	68	-	-	68
Equity mutual funds	20,277	505	-	20,782
Airline industry	4,829	-	-	4,829
Total equity investments	25,174	505	-	25,679
Short-term investments available-for-sale	55,557	432,923	-	488,480
Collateral under securities lending agreements	38,296	-	-	38,296
Collateral under derivative counterparty collateral agreements	4,300	-	-	4,300
Other assets (1)	-	23,150	-	23,150
Separate account assets (2)	11,039,441	7,303,499	9,960	18,352,900
Total assets	$11,162,768	$21,176,764	$651,260	$32,990,792

Liabilities
Other liabilities (1)	$-	$-	$3,317	$3,317
Total liabilities	$-	$-	$3,317	$3,317

(1)	Includes derivative financial instruments.
(2)	Includes only separate account financial instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2010 and 2009:

	Recurring Level 3 financial assets and liabilities Three months ended September 30, 2010
	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities (1)	Separate accounts
Balance, July 1, 2010	$59,649	$319,157	$-	$699	$1,658	$4,359
Realized and unrealized gains and losses:
Gains (losses) included in net income	-	-	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	1,257	6,149	-	-	(3,026)	132
Purchases, issuances and settlements	(1,657)	(9,246)	-	-	-	162
Transfers in (out) of Level 3 (2)	1,987	-	-	-	-	-
Balance, September 30, 2010	$61,236	$316,060	$-	$699	$(1,368)	$4,653
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2010	$-	$-	$-	$-	$-	$-

(1)	Includes derivative financial instruments.
(2)	Transfers into Level 3 are from Level 2 and are due primarily to decreased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities Three months ended September 30, 2009
	Fixed maturities available-for- sale: U.S. government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities (1)	Separate accounts
Balance, July 1, 2009	$1,381	$228,310	$401,991	$55,305	$14,240	$(3,677)	$7,790
Realized and unrealized gains and losses:
Gains (losses) included in net income	-	-	-	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	57	24,765	36,680	2,228	1,540	(536)	950
Purchases, issuances and settlements	(54)	4,972	(19,754)	(44,043)	(4,684)	-	(62)
Transfers in (out) of Level 3	-	(536)	6,771	40,169	8,473	-	3,698
Balance, September 30, 2009	$1,384	$257,511	$425,688	$53,659	$19,569	$(4,213)	$12,376
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2009	$-	$-	$-	$-	$-	$-	$-

(1) Includes derivative financial instruments.

	Recurring Level 3 financial assets and liabilities Nine months ended September 30, 2010
	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities (1)	Separate accounts
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Realized and unrealized gains and losses:
Gains (losses) included in net income	475	(41,225)	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	5,842	73,680	-	142	1,949	536
Purchases, issuances and settlements	(30,602)	(89,202)	-	(1,172)	-	(1,605)
Transfers in (out) of Level 3 (2)	(103,415)	(19,558)	(58,270)	-	-	(4,238)
Balance, September 30, 2010	$61,236	$316,060	$-	$699	$(1,368)	$4,653
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2010	$-	$-	$-	$-	$-	$-

(1)	Includes derivative financial instruments.
(2)	Transfers out of Level 3 are to Level 2 and are due primarily to increased observability of inputs in valuation methodologies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities Nine months ended September 30, 2009
	Fixed maturities available-for- sale: U.S. government and U.S. agencies	Fixed maturities available-for- sale: corporate debt securities	Fixed maturities available-for- sale: asset- backed securities	Fixed maturities available-for- sale: commercial mortgage-backed securities	Fixed maturities available-for-sale: collateralized debt obligations	Other assets and liabilities (1)	Separate accounts
Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532
Realized and unrealized gains and losses:
Gains (losses) included in net income	-	57	3,143	-	-	-	-
Gains (losses) included in other comprehensive income (loss)	2,909	30,366	100,577	(1,414)	(4,958)	(7,437)	1,547
Purchases, issuances and settlements	(156)	(20,265)	(98,959)	(248)	12,363	-	7,718
Transfers in (out) of Level 3	(16,080)	43,378	(100,424)	-	11,951	-	2,579
Balance, September 30, 2009	$1,384	$257,511	$425,688	$53,659	$19,569	$(4,213)	$12,376
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2009	$-	$-	$-	$-	$-	$-	$-

(1) Includes derivative financial instruments.

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income during the three and nine months ended September 30, 2010 are as follows:

Three months ended September 30, 2010
	Net realized gains (losses) on investments	Net investment income
Realized and unrealized gains and losses included in net income for the period	$-	$-

Nine months ended September 30, 2010
	Net realized gains (losses) on investments	Net investment income
Realized and unrealized gains and losses included in net income for the period	$(40,750)	$-

Non-recurring fair value measurements - The Company held $1 of adjusted cost basis limited partnership interests which were impaired during the nine months ended September 30, 2010 on underlying limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  Included within net realized gains (losses) on investments are impairments of $490 for the nine months ended September 30, 2010.  The Company has no liabilities measured at fair value on a non-recurring basis at September 30, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

7.  Goodwill and Other Intangible Assets

At September 30, 2010 and December 31, 2009, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(12,036)	$24,278
Preferred provider agreements	7,970	(5,609)	2,361
Total	$44,284	$(17,645)	$26,639

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

Amortization expense of other intangible assets included in general insurance expenses was $998 and $1,048 for the three-month periods ended September 30, 2010 and 2009, respectively.  Amortization expense of other intangible assets was $2,993 and $3,144 for the nine-month periods ended September 30, 2010 and 2009, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months ended September 30, 2010.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2010 through December 31, 2014 is as follows:

Year ended December 31,	Amount
2010	$3,996
2011	3,793
2012	3,590
2013	3,410
2014	3,215

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

8.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$395,395	$(138,388)	$257,007
Net changes during the period related to cash flow hedges	4,731	(1,655)	3,076
Reclassification adjustment for (gains) losses realized in net income	(3,255)	1,140	(2,115)
Net unrealized gains (losses)	396,871	(138,903)	257,968
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(98,554)	34,493	(64,061)
Net unrealized gains (losses)	298,317	(104,410)	193,907
Employee benefit plan adjustment	-	-	-
Other comprehensive income (loss)	$298,317	$(104,410)	$193,907

	Three months ended September 30, 2009
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$637,418	$(223,097)	$414,321
Net changes during the period related to cash flow hedges	7,624	(2,669)	4,955
Reclassification adjustment for (gains) losses realized in net income	(5,904)	2,067	(3,837)
Net unrealized gains (losses)	639,138	(223,699)	415,439
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(117,949)	41,282	(76,667)
Net unrealized gains (losses)	521,189	(182,417)	338,772
Employee benefit plan adjustment	(1,170)	410	(760)
Other comprehensive income (loss)	$520,019	$(182,007)	$338,012

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30, 2010
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$1,130,629	$(395,720)	$734,909
Net changes during the period related to cash flow hedges	24,424	(8,548)	15,876
Reclassification adjustment for (gains) losses realized in net income	30,041	(10,514)	19,527
Net unrealized gains (losses)	1,185,094	(414,782)	770,312
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(289,224)	101,228	(187,996)
Net unrealized gains (losses)	895,870	(313,554)	582,316
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$895,553	$(313,443)	$582,110

	Nine months ended September 30, 2009
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$1,161,922	$(406,673)	$755,249
Net changes during the period related to cash flow hedges	(47,298)	16,554	(30,744)
Reclassification adjustment for (gains) losses realized in net income	(16,733)	5,857	(10,876)
Net unrealized gains (losses)	1,097,891	(384,262)	713,629
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(229,040)	80,164	(148,876)
Net unrealized gains (losses)	868,851	(304,098)	564,753
Employee benefit plan adjustment	(4,962)	1,737	(3,225)
Other comprehensive income (loss)	$863,889	$(302,361)	$561,528

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 30, 2010 and 2009 include the following components:

	Three months ended September 30,
	2010	2009	2010	2009
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$935	$1,022	$182	$170
Interest cost	4,895	4,784	178	177
Expected return on plan assets	(4,655)	(4,018)	-	-
Amortization of transition obligation	(379)	(379)	-	-
Amortization of unrecognized prior service cost (benefit)	21	22	(413)	(412)
Amortization of loss (gain) from earlier periods	1,273	2,533	(115)	(110)
Net periodic (benefit) cost	$2,090	$3,964	$(168)	$(175)

	Nine months ended September 30,
	2010	2009	2010	2009
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$2,878	$2,944	$540	$476
Interest cost	14,873	14,490	547	689
Expected return on plan assets	(14,256)	(11,852)	-	-
Amortization of transition obligation	(1,136)	(1,135)	-	-
Amortization of unrecognized prior service cost (benefit)	63	66	(1,238)	(1,236)
Amortization of loss (gain) from earlier periods	4,117	7,861	(332)	(110)
Net periodic (benefit) cost	$6,539	$12,374	$(483)	$(181)

The Company made a $5,700 contribution to its Defined Benefit Pension Plan during July 2010.  The Company expects to contribute approximately $768 to its Post-Retirement Medical Plan during the year ended December 31, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

10.   Federal Income Taxes

The provision for income taxes from continuing operations for the three and nine-month periods ended September 30, 2010 and 2009 is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Current benefit	$(22,543)	$(3,041)	$(5,250)	$(2,036)
Deferred expense	38,899	20,170	67,859	51,954
Total income tax provision from continuing operations	$16,356	$17,129	$62,609	$49,918

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2%)	(3.2%)
Tax credits	(3.3%)	(2.4%)
State income taxes, net of federal benefit	0.9%	0.5%
Provision for policyholders' share of earnings on participating business	(0.4%)	0.5%
Income tax contingency provisions	(2.8%)	(1.1%)
Prior period adjustments	2.0%	-
Other, net	-	(1.7%)
Effective federal income tax rate from continuing operations	29.2%	27.6%

Included in prior period adjustments in the above table is a $4,256 prior year tax expense adjustment for the correction of an error in a prior year tax liability.  As a result, other assets as of September 30, 2010 decreased by $4,256 on the condensed consolidated balance sheet and income tax expense for the nine months ended September 30, 2010 increased by $4,256 on the condensed consolidated statement of income.

During the nine months ended September 30, 2010, the Company recognized a decrease in the amount of $30,302 in unrecognized tax benefits.  This change includes a decrease to prior year tax positions of $32,350 and a decrease to interest and penalties of $11,534.  The remaining change relates to current year tax positions, settlements and statute expirations.  The Company anticipates an increase in the range of $13,000 to $15,000 to unrecognized tax benefits within the next twelve months due to changes in the composition of the consolidated group.  Because of the impact of deferred tax accounting, the majority of the decrease in unrecognized tax benefit does not affect the effective tax rate.

During the three months ended September 30, 2010, tax years 2005 and 2006 were closed with the Internal Revenue Service (the “IRS”).  Tax years 2007, 2008 and 2009 are open to federal examination by the IRS.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to state and local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The change in the deferred income tax asset (liability) between January 1, 2010 and September 30, 2010 is as follows:

Balance, January 1, 2010	$125,878
Decrease in deferred income tax asset included in other comprehensive income related to the change in unrealized gains or losses on invested assets, net of policyholder related amounts	(314,758)
Decrease in deferred income tax asset related to income tax contingency provisions	(19,210)
Decrease in deferred income tax asset related to the condensed consolidated statement of income	(47,749)
Other	(389)
Balance, September 30, 2010	$(256,228)

11.  Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force includes participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Premium income	$208,114	$141,888	$517,129	$335,513
Fee income	13,925	12,061	41,544	34,386
Net investment income	185,060	185,027	539,981	532,212
Net realized gains (losses)on investments	4,250	(8,301)	(9,773)	4,761
Total revenues	411,349	330,675	1,088,881	906,872
Benefits and expenses:
Policyholder benefits	355,774	285,841	918,576	744,430
Operating expenses	29,722	21,569	80,945	71,656
Total benefits and expenses	385,496	307,410	999,521	816,086
Income from continuing operations before income taxes	25,853	23,265	89,360	90,786
Income tax expense	4,189	6,309	26,745	27,387
Income from continuing operations	$21,664	$16,956	$62,615	$63,399

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Premium income	$797	$743	$2,356	$2,367
Fee income	96,984	88,250	287,646	237,701
Net investment income	99,072	101,967	289,974	287,045
Net realized gains (losses)on investments	1,902	13,808	(24,734)	21,969
Total revenues	198,755	204,768	555,242	549,082
Benefits and expenses:
Policyholder benefits	56,543	58,502	162,373	175,058
Operating expenses	90,011	90,180	285,495	264,354
Total benefits and expenses	146,554	148,682	447,868	439,412
Income from continuing operations before income taxes	52,201	56,086	107,374	109,670
Income tax expense	10,140	15,097	29,049	28,974
Income from continuing operations	$42,061	$40,989	$78,325	$80,696

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Premium income	$29,636	$34,076	$94,420	$101,176
Fee income	1,168	1,245	3,454	3,733
Net investment income	11,234	14,430	33,511	36,549
Net realized gains (losses)on investments	9	-	351	150
Total revenues	42,047	49,751	131,736	141,608
Benefits and expenses:
Policyholder benefits	20,658	45,255	67,024	106,483
Operating expenses	15,602	18,188	47,205	55,041
Total benefits and expenses	36,260	63,443	114,229	161,524
Income from continuing operations before income taxes	5,787	(13,692)	17,507	(19,916)
Income tax expense (benefit)	2,027	(4,276)	6,815	(6,443)
Income (loss) from continuing operations	$3,760	$(9,416)	$10,692	$(13,473)

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended September 30, 2010 and 2009, the Company recognized $492 and $629, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.  During the nine-month periods ended September 30, 2010 and 2009, the Company recognized $1,386 and $1,940, respectively, related to share-based compensation expense.

During the nine months ended September 30, 2010, Lifeco granted 404,700 stock options to employees of the Company.  The stock options vest evenly over a five-year period ending in February 2015.  Compensation expense of $1,696, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of its operations.

On May 26, 2010, the Company entered into a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at September 30, 2010 and was in compliance with all covenants.  The credit facility replaced a similar $50,000 credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Dollars in Thousands)
(Unaudited)

The Company makes commitments to fund partnership interests and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2010 and December 31, 2009 were $207,723 and $126,882, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On November 5, 2010, the Company’s Board of Directors declared a dividend of $13,000 to be paid to its sole shareholder, GWL&A Financial, during the fourth quarter of 2010.

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

On April 1, 2010, the Company introduced a lifetime guaranteed minimum withdrawal benefit (“GMWB”) product into the 401(k) market. The GMWB product offered by the Company provides the policyholder with a guaranteed minimum level of annual income for life. The minimum level of income may increase depending upon the level of growth in the market value of the particular underlying funds.  Where the market value of the particular underlying funds is ultimately insufficient to meet the level of guarantee purchased by the policyholder, the Company is obligated to make up the shortfall.  At September 30, 2010, the amount of GMWB product in-force was $25 million.

This product involves cash flows of which the magnitude and timing are uncertain and are dependent on the level of equity and fixed income market returns, interest rates, market[Missing Graphic Reference] volatility, policyholder behavior and policyholder longevity.  In June 2010, the Company implemented a hedging program to mitigate certain risks associated with options embedded in its GMWB product.  Through this hedging program, the Company, at September 30, 2010, had entered into index futures with an aggregate notional amount of $0.4 million to mitigate equity market risk and futures on interest rate swaps with an aggregate notional amount of $4 million to mitigate interest rate risk.

The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities.  The company initially purchased static swaptions in 2009 but in June of 2010, the company began a dynamic hedging program.  Under this program, the derivatives are frequently rebalanced based on interest rate movements.  During the third quarter of 2010, interest rates declined further and the Company’s risk from rising interest rates also declined.  As a result, the derivatives in this program generated losses of $12 million and $22 million for the three and nine-month periods ended September 30, 2010.  A portion of these losses are offset by changes in policyholder related amounts of $5 million and $9 million for the three and nine-month periods ended September 30, 2010.  The Company continues to believe the program provides a sound economic hedge against risk and plans to continue with its strategy.

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

Current Market Conditions

During the latter part of 2009 and into 2010, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  The S&P 500 index is up by 8% at September 30, 2010 when compared to September 30, 2009.  The average of the S&P 500 index level during the nine months ended September 30, 2010 is up by 24% when compared to the nine months ended September 30, 2009.

	September 30,
S&P 500 Index	2010	2009
Index close	1,141	1,057
Index average	1,118	900

Variable asset-based fees fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in equity markets, primarily those in the United States.  Fee income increased by $57 million, or 21%, to $333 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved performance of the U.S. equities market.

Equity market declines in the future could result in decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the nine months ended September 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $59 million on its fixed maturity investments primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity, lower interest rates and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2009.  The Company has recorded a decrease in gross unrealized losses of $422 million and an increase in gross unrealized gains of $750 million during the nine months ended September 30, 2010.  This resulted in a $563 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of investments including impairment losses.

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

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine-month periods ended September 30, 2010, compared with the same periods in 2009.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

	Three months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$239	$176
Fee income	112	102
Net investment income	295	302
Net realized investment gains (losses)	6	6
Total revenues	652	586
Policyholder benefits	433	390
Operating expenses	135	130
Total benefits and expenses	568	520
Income from continuing operations before income taxes	84	66
Income tax expense	16	17
Income from continuing operations	68	49
Loss from discontinued operations	(2)	-
Net income	$66	$49

The Company’s consolidated net income increased by $17 million, or 35%, for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to a $10 million increase in fee income, an improvement in net interest margins, a $14 million increase in earnings of the reinsurance business of the Other segment and an $8 million income tax benefit.  These are partially offset by $17 million higher general insurance expenses.

Premium income increased by $63 million, or 36%, to $239 million for the three months ended September 30, 2010 when compared to 2009.  This increase is primarily related to a $51 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $10 million, or 10%, to $112 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income decreased by $7 million, or 2%, to $295 million for the three months ended September 30, 2010 when compared to 2009.  The decrease is primarily due to $7 million of additional unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) remained constant at a gain of $6 million for each of the three months ended September 30, 2010 and 2009.

Total benefits and expenses increased by $48 million, or 9%, to $568 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $77 million in the Company’s Individual Markets segment due to increased sales.  This increase is offset by a $28 million decrease in benefits and expenses in the reinsurance business of the Other segment.

Income tax expense decreased by $1 million, or 6%, to $16 million for the three months ended September 30, 2010 when compared to 2009.  This decrease is primarily due to an $8 million tax benefit in 2010 related to the closing of Internal Revenue Service (“IRS”) examinations offset by a $6 million increase in income tax due to the increase in income before income taxes in 2010 when compared to 2009.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

	Nine months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$614	$439
Fee income	333	276
Net investment income	863	856
Net realized investment gains (losses)	(34)	27
Total revenues	1,776	1,598
Policyholder benefits	1,148	1,026
Operating expenses	414	391
Total benefits and expenses	1,562	1,417
Income from continuing operations before income taxes	214	181
Income tax expense	62	50
Income from continuing operations	152	131
Loss from discontinued operations	(2)	-
Net income	$150	$131

The Company’s consolidated net income increased by $19 million, or 15%, for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to a $57 million increase in fee income, an improvement in net interest margins, a $17 million release of future policyholder benefits in the Individual Markets segment and a $22 million increase in earnings of the reinsurance business of the Other segment. These are partially offset by a $49 million decrease in net realized and unrealized investment gains (losses), net of policyholder related amounts and $47 million higher general insurance expenses.

Premium income increased by $175 million, or 40%, to $614 million for the nine months ended September 30, 2010 when compared to 2009.  This increase is primarily related to a $168 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $57 million, or 21%, to $333 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $7 million, or less than 1%, to $863 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $18 million due to higher invested asset balances offset by $11 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) changed from a gain of $27 million during the nine months ended September 30, 2009 to a loss of $34 million during 2010.  The $34 million loss in 2010 is primarily due to $59 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below) offset by $25 million of net realized gains on the sale of investments.  The $27 million gain in 2009 is due to $35 million of net realized gains on the sale of investments offset by $8 million of write-downs.

Total benefits and expenses increased by $145 million, or 10%, to $1,562 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $184 million in the Company’s Individual Markets segment due to increased sales.  This increase is offset by a $48 million decrease in benefits and expenses in the reinsurance business of the Other segment.

Income tax expense increased by $12 million, or 24%, to $62 million for the nine months ended September 30, 2010 when compared to 2009.  This increase is primarily due to the $10 million increase in income taxes due to the increase in income before income taxes in 2010 when compared to 2009, the release of a $5 million tax contingency liability in 2009, a $4 million prior year tax expense adjustment in 2010 partially offset by a $8 million tax benefit in 2010 related to the closing of IRS examinations.

The segment information below discusses the reasons for these changes.

Segment Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force includes participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

Individual Markets Results of Operations

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$208	$142
Fee income	14	12
Net investment income	185	185
Net realized investment gains (losses)	4	(8)
Total revenues	411	331
Policyholder benefits	355	286
Operating expenses	30	22
Total benefits and expenses	385	308
Income from continuing operations before income taxes	26	23
Income tax expense	4	7
Income from continuing operations	$22	$16

The following is a summary of the Individual Markets segment participant accounts at September 30, 2010 and June 30, 2010:

(In thousands)	September 30, 2010	June 30, 2010
Participant accounts	517	516

Net income for the Individual Markets segment increased by $6 million, or 38%, to $22 million for the three months ended September 30, 2010 when compared to 2009. The increase is primarily related to a $3 million tax benefit in 2010 related to the closing of IRS examinations.

Premium income increased by $66 million, or 46%, to $208 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $51 million.

Fee income increased by $2 million, or 17%, to $14 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the business-owned life insurance (“BOLI”) product in addition to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income remained constant at $185 million for each of the three months ended September 30, 2010 and 2009.  This is primarily due to decreased interest income of $1 million offset by $1 million higher unrealized gains on derivatives and held for trading assets.

Net realized investment gains (losses) changed from a loss of $8 million for the three months ended September 30, 2009 to a gain of $4 million in 2010.  The $4 million gain in 2010 is due to $1 million of write-downs offset by $5 million of net realized gains on the sale of investments.  The $8 million loss in 2009 is due to $5 million of net realized losses on the sale of investments in addition to $3 million of write-downs.

Total benefits and expenses increased by $77 million, or 25%, to $385 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $64 million related to the life product marketed through banks.  In addition, interest paid or credited to contractholders decrease by $4 million due to lower crediting rates.

Income tax expense decreased by $3 million, or 43%, to $4 million for the three months ended September 30, 2010 when compared to 2009.  This decrease is primarily due to a $3 million tax benefit in 2010 related to the closing of IRS examinations.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Nine months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$517	$336
Fee income	42	34
Net investment income	540	532
Net realized investment gains (losses)	(10)	5
Total revenues	1,089	907
Policyholder benefits	919	744
Operating expenses	81	72
Total benefits and expenses	1,000	816
Income from continuing operations before income taxes	89	91
Income tax expense	26	28
Income from continuing operations	$63	$63

The following is a summary of the Individual Markets segment participant accounts at September 30, 2010 and 2009:

	September 30,
(In thousands)	2010	2009
Participant accounts	517	520

Net income for the Individual Markets segment decreased by less than $1 million to $63 million for the nine months ended September 30, 2010 when compared to 2009.  The decrease is primarily related to an $8 million decrease in net realized and unrealized investment gains (losses), net of policyholder related amounts and $21 million higher general insurance expenses offset by a $17 million release of future policyholder benefits.

Premium income increased by $181 million, or 54%, to $517 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $168 million.

Fee income increased by $8 million, or 24%, to $42 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the BOLI product in addition to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $8 million, or 2%, to $540 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $14 million due to higher invested asset balances offset by $6 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) changed from a gain of $5 million for the nine months ended September 30, 2009 to a loss of $10 million in 2010.  The $10 million loss in 2010 is due to $25 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $15 million of net realized gains on the sale of investments.  The $5 million gain in 2009 is due to $11 million of net realized gains on the sale of investments offset by $6 million of write-downs.

Total benefits and expenses increased by $184 million, or 23%, to $1,000 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $199 million related to the life product marketed through banks less $17 million of future policy benefits released due to a refinement in the calculation methodology on assumed reinsurance.  In addition, interest paid or credited to contractholders decrease by $15 million due to lower crediting rates.

Retirement Services Results of Operations

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$1	$-
Fee income	97	89
Net investment income	99	102
Net realized investment gains (losses)	2	14
Total revenues	199	205
Policyholder benefits	57	58
Operating expenses	90	90
Total benefits and expenses	147	148
Income from continuing operations before income taxes	52	57
Income tax expense	10	15
Income from continuing operations	$42	$42

The following is a summary of the Retirement Services segment participant accounts at September 30, 2010 and June 30, 2010:

(In thousands)	September 30, 2010	June 30, 2010
Participant accounts	4,435	4,384

Net income for the Retirement Services segment increased by less than $1 million to $42 million during the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to a an $8 million increase in fee income, an improvement in net interest margins and a $5 million tax benefit in 2010 related to the closing of IRS examinations.  These increases are offset by an $11 million decrease in net realized and unrealized investment gains (losses), net of policyholder related amounts and an $11 million increase in general insurance expenses.

Fee income increased by $8 million, or 9%, to $97 million for the three months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009 as well as an increase in participants.

Net investment income decreased slightly by $3 million, or 3%, to $99 million for the three months ended September 30, 2010 when compared to 2009.  The decrease is due to an additional $5 million of unrealized losses on derivatives and held for trading assets offset by increased interest income of $2 million due to higher invested asset balances.

Net realized investment gains (losses) decreased by $12 million from $14 million in 2009 to $2 million in 2010.   The decrease is primarily due to a decrease in net realized gains on the sale of investments.

Total benefits and expenses decreased slightly by $1 million, or 1%, to $147 million for the three months ended September 30, 2010 when compared to 2009.  The decrease is due to $5 million lower interest paid to policyholders due to lower crediting rates and $11 million decrease in amortization of DAC and value of business acquired due to higher estimated future gross profits in 2010 compared to estimated future gross profits in 2009.  This is offset by a $11 million increase in general insurance expenses as a result of higher distribution costs, higher policy administration costs due to increased participant accounts and higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in the second quarter of 2010 compared to 2009.

Income tax expense decreased by $5 million, or 33%, to $10 million for the three months ended September 30, 2010 when compared to 2009.  This decrease is primarily due to $5 million tax benefit in 2010 related to the closing of IRS examinations.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Nine months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$2	$2
Fee income	288	238
Net investment income	290	287
Net realized investment gains (losses)	(25)	22
Total revenues	555	549
Policyholder benefits	162	175
Operating expenses	286	264
Total benefits and expenses	448	439
Income from continuing operations before income taxes	107	110
Income tax expense	29	29
Income from continuing operations	$78	$81

The following is a summary of the Retirement Services segment participant accounts at September 30, 2010 and 2009:

	September 30,
(In thousands)	2010	2009
Participant accounts	4,435	4,156

Net income for the Retirement Services segment decreased by $3 million, or 4%, to $78 million during the nine months ended September 30, 2010 when compared to 2009.  The decrease is primarily related to a $41 million decrease in net realized and unrealized investment gains (losses), net of policyholder related amounts and a $34 million increase in general insurance expenses due to increased participants partially offset by a $50 million increase in fee income and an improvement in net interest margins.

Fee income increased by $50 million, or 21%, to $288 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009 as well as an increase in participants.

 Net investment income increased slightly by $3 million, or 1%, to $290 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is due to increased interest income of $7 million due to higher invested asset balances offset by $4 million higher unrealized loses on derivatives and held for trading assets.

Net realized investment gains (losses) changed from a gain of $22 million during 2009 to a loss of $25 million during 2010.  The $25 million loss in 2010 is due to $35 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $10 million of net realized gains on the sale of investments.  The $22 million gain in 2009 is due to $24 million of net realized gains on the sale of investments offset by $2 million of write-downs.

Total benefits and expenses increased by $9 million, or 2%, to $448 million for the nine months ended September 30, 2010 when compared to 2009.  The increase is primarily related to a $34 million increase in general insurance expenses as a result of higher distribution costs, higher policy administration costs due to increased participant accounts and higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in the second quarter of 2010 compared to 2009.  This is offset by $14 million lower interest paid to policyholders due to lower crediting rates and $12 million lower amortization of DAC primarily due to the decrease in net realized investment gains and losses.

The following table provides information for the Retirement Services’ segment participant account values at September 30, 2010 and 2009:

	September 30,
(In millions)	2010	2009
General account - Fixed options:
Public / Non-profit	$3,560	$3,423
401(k)	4,066	3,511
	$7,626	$6,934
Separate account -Variable options:
Public / Non-profit	$8,646	$7,660
401(k)	6,485	6,005
	$15,131	$13,665
Unaffiliated retail:
Investment options and administrative services only:
Public / Non-profit	$55,220	$43,438
401(k)	22,570	18,445
Institutional	38,011	33,948
	$115,801	$95,831

Account values invested in the general account fixed investment options have increased by $692 million, or 10%, at September 30, 2010 compared to September 30, 2009 primarily due to an increase in new participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $1,466 million, or 11%, at September 30, 2010 compared to September 30, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $19,970 million, or 21%, at September 30, 2010 compared to September 30, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Other Results of Operations

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Other segment:

	Three months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$30	$34
Fee income	1	1
Net investment income	11	15
Total revenues	42	50
Policyholder benefits	21	46
Operating expenses	15	18
Total benefits and expenses	36	64
Income (loss) from continuing operations before income taxes	6	(14)
Income tax expense	2	(5)
Income (loss) from continuing operations	$4	$(9)

Net income for the Company’s Other segment increased by $13 million from a loss of $9 million during the three months ended September 30, 2009 to a gain of $4 million in 2010. The increase of $13 million is due to a $14 million increase from reinsurance.  This is primarily attributable to a decrease in future policy benefits.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

The following is a summary of certain financial data of the Company’s Other segment:

	Nine months ended September 30,
Income statement data (In millions)	2010	2009
Premium income	$94	$101
Fee income	4	4
Net investment income	34	37
Total revenues	132	142
Policyholder benefits	67	107
Operating expenses	47	55
Total benefits and expenses	114	162
Income (loss) from continuing operations before income taxes	18	(20)
Income tax expense	7	(7)
Income (loss) from continuing operations	$11	$(13)

Net income for the Company’s Other segment increased by $24 million from a loss of $13 million during the nine months ended September 30, 2009 to a gain of $11 million in 2010.  The increase of $24 million is due to a $22 million increase from reinsurance.  This is primarily attributable to a decrease in future policy benefits.

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

A summary of the Company’s general account investment assets and assets as a percentage of total general account investments at September 30, 2010 and December 31, 2009 is as follows:

(In millions)	September 30, 2010		December 31, 2009
Fixed maturities, available-for-sale	$15,885	69.2%	$13,918	68.3%
Fixed maturities, held for trading	131	0.6%	140	0.7%
Mortgage loans on real estate	1,731	7.5%	1,554	7.6%
Equity investments, available-for-sale	22	0.1%	26	0.1%
Policy loans	3,989	17.4%	3,972	19.5%
Short-term investments, available-for-sale	954	4.2%	488	2.4%
Limited partnership and limited liability corporation interests	224	1.0%	254	1.2%
Other investments	23	0.1%	24	0.1%
Total investment assets	$22,959	100.0%	$20,376	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poors Ratings Services and Moody’s Investor Services, Inc., however, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009.

The distribution of the Company’s fixed maturity portfolio by credit rating at September 30, 2010 and December 31, 2009 is summarized as follows:

Credit Rating	September 30, 2010	December 31, 2009 (1)
AAA	39.2%	39.2%
AA	12.7%	12.3%
A	22.2%	21.6%
BBB	23.4%	23.4%
BB and below (Non-investment grade)	2.5%	3.5%
Total	100.0%	100.0%

(1)	The December 31, 2009 percentages were updated to reflect the non-agency RMBS ratings as determined by the revised NAIC rating methodology.

The following table contains the corporate sector distribution of the Company’s fixed maturity investment portfolio at September 30, 2010 and December 31, 2009, calculated as a percentage of fixed maturities:

Sector	September 30, 2010	December 31, 2009
Utility	15.7%	15.0%
Finance	10.1%	10.1%
Consumer	9.1%	8.6%
Natural resources (1)	4.8%	6.3%
Transportation	2.5%	2.6%
Other	7.8%	8.6%

(1)	Exposure of 2.8% and 4.1% to the oil and gas sector is included in natural resources at September 30, 2010 and December 31, 2009, respectively.

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, The Financial Guaranty Insurance Company (“FGIC”), a monoline insurer, was ordered to suspend all claims payments.  During the first quarter of 2010, Ambac Financial Group, Inc. (“Ambac”), a monoline insurer, was ordered to suspend claims payments on residential mortgage-backed securities by the State of Wisconsin Insurance Department.  The impact of the order to suspend all claims payable has resulted in a shortfall of the payments on $103 million of par value of the Company’s holdings with an Ambac monoline guarantee as of September 30, 2010.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.

The Company does not have any direct bond holdings of the actual monoline insurers.  The Company’s insured holdings, excluding FGIC and Ambac guaranteed fixed maturity investments which have already been written down to fair value, at September 30, 2010, are as follows:

	Guarantor quality rating		Indirect exposure September 30,
Guarantor (In millions)	S&P	Moody's	2010
MBIA Inc.	BB+	B3	$223
Assured Guaranty Corp. (formerly Financial
Security Assurance, Inc.)	AAA	Aa3	133
Berkshire Hathaway Assurance Corporation	AAA	Aaa	36
National Public Finance Guaranty Corporation	A	Baa1	170
			$562

At September 30, 2010 the Company had $442 million of asset-backed securities insured by monolines other than FGIC and Ambac.  At September 30, 2010, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance, was A, and excluding the benefits of monoline insurance, the overall credit quality was BB+.  At September 30, 2010, the Company has other insured securities with a fair value of $120 million primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company has exposure to the subprime market in the form of home equity loan asset-backed securities of $975 million, or 4% of total investments of $22,959 million as of September 30, 2010.  The majority of these securities are investment grade rated, 86% of which have a rating of AAA.  The weighted average credit enhancement level for these securities is 36% (excluding any monoline guarantees) as of September 30, 2010.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $267 million at September 30, 2010 from December 31, 2009.  Total Level 3 assets and liabilities at September 30, 2010 were $381 million or 1% of total assets and liabilities compared to Level 3 assets and liabilities of $648 million or 2% at December 31, 2009.  This decrease is due to improved market observability of inputs into valuation methodologies.

Due to market conditions beginning in 2008, which have continued through 2010, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $85 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.  The change in Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

The Company classifies substantially all of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $59 million on its fixed maturity investments.  These losses were primarily related to credit impairment on asset-backed securities with home improvement loan, home equity loan and Alt A loan collateral guaranteed by Ambac.  These securities are now carried at $68 million.  (See Note 5 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral received from the securities lending program, repurchase agreements and dollar roll practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2010 and December 31, 2009, the Company had $43 million and $37 million, respectively, of securities out on loan, $527 million and $418 million, respectively, in repurchase agreements and $902 million and $491 million, respectively, in dollar rolls, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties is in the form of cash and is included in the condensed consolidated balance sheet, with an offsetting liability for the obligation to return the collateral.  The Company received unrestricted cash of $17 million and $4 million as of September 30, 2010 and December 31, 2009, respectively.  The cash collateral is reinvested in a government money market fund.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 51% and 50% at September 30, 2010 and December 31, 2009, respectively.  The debt service coverage ratio was 2.06 and 1.92 times at September 30, 2010 and December 31, 2009, respectively.  During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company originated 22 and 23 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 55% and 46% and debt service coverage ratio was 2.45 and 2.14 times during the first nine months of 2010 and the twelve months of 2009, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  The Company originated six and five interest only mortgage loans with a principal amount of $204 million and $222 million during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

The Company did not restructure any mortgage loans or record any impairments on mortgage loans during the nine months ended September 30, 2010.  One loan in the amount of approximately half a million dollars was foreclosed during the nine months ended September 30, 2010.  One loan in the amount of approximately $1 million was thirty to sixty days in arrears and five loans in the amount of $9 million were more than ninety days in arrears, of which four loans, all with one creditor,  in the amount of $2 million are pending foreclosure, at September 30, 2010.  The Company has an allowance for mortgage credit losses of $15 million which is adequate to cover any losses associated with these loans.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net sales (purchases) of trading securities of $18 million and ($92) million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The Company intends to reinvest these securities in higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $961 million and $659 million as of September 30, 2010 and December 31, 2009, respectively.  In addition, 98% and 96% of the bond portfolio carried an investment grade rating at September 30, 2010 and December 31, 2009, respectively, thereby providing significant liquidity to the Company's overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $97 million and $98 million of commercial paper outstanding at September 30, 2010 and December 31, 2009, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at September 30, 2010.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.  This credit facility replaced a similar $50 million credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration.

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

The major risks to which the Company is exposed include the following:

•	Market risk - the potential of loss arising from adverse fluctuations in interest rates and equity market prices and the levels of their volatility;
•	Insurance risk - the potential of loss resulting from claims and expenses exceeding liabilities held;
•	Credit risk - the potential of loss arising from an obligor’s inability or unwillingness to meet its obligations to the Company and
•	Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4.	Controls and Procedures

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

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15-d14(a) Certification	64
31.2	Rule 13a-14(a)/15-d14(a) Certification	65
32	18 U.S.C. 1350 Certification	66

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	November 12, 2010
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)