Form 10-K
period 2010-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2011-03-31
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2011, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

The shares of Lifeco, Power Financial and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2  Business of the Company

The Company offers a wide range of life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States, Puerto Rico, Guam and the United States Virgin Islands.  Through its Individual Markets segment, the Company offers various forms of life insurance, annuity and retirement products.  Through its Retirement Services segment, the Company provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

During 2010, the Company completed a comprehensive planning process which identified a number of key initiatives across the organization to accelerate the growth of its business and retain customers.

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”).  The Company recognized a gain in the amount of $697 million, net of income taxes, upon completion of the transaction.  The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment.  The Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments.  The financial statements of the disposed business activities are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Financial information, including revenues, net income and total assets of the Company’s three operating segments is provided in Note 17 “Segment Information” of the accompanying consolidated financial statements.  No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2010, 2009 or 2008.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

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

On December 30, 2005, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary of the Company, was licensed as a special purpose financial captive insurance company.  Following licensing, an affiliate, The Canada Life Assurance Company (“CLAC”) retroceded, on a funds withheld basis, a particular block of United States term life insurance business to GWSC, whereby the excess of U.S. statutory reserves over funds withheld is backed by a letter of credit in the current amount of $1,068 million.  A second letter of credit, in the amount of $70 million, is available to fund the capital in GWSC.  On July 3, 2007, GWSC and CLAC amended their reinsurance agreement pursuant to which GWSC assumed additional term life insurance from CLAC.

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

1.3  Company Segments

Individual Markets Segment Principal Products

The Company’s Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels in addition to Individual Retirement Accounts through distribution channels such as its Retirement Resource Center and the internet.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  Participating policyholders share in the financial results of the participating business in the form of policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies.  The Company no longer actively markets participating products.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets.

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

Sales of life insurance products typically have initial marketing expenses which are deferred.  These expenses are shown as deferred acquisition costs in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits or premium revenues recognized.  Therefore, retention is an important factor in profitability and is encouraged through product features.  For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract’s inception.  The period of time and level of the charge vary by product.

At December 31, 2010 and 2009, the Company had $11.7 billion and $10.7 billion, respectively, of future policy benefits on individual insurance known business-owned life insurance (“BOLI”).  The primary BOLI products are single premium universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value wrapper.  The insurance policies indirectly fund post-retirement benefits for all employees and non-qualified benefit plans for executives.  Corporations and community banks are the primary purchasers of the universal life product (general account); while regional and national banks typically purchase PPVUL with a stable value wrapper (separate account).  Corporations indirectly funding executive benefits also purchase the PPVUL product (separate account) which offers an array of equity and bond funds.  At December 31, 2010, the Company had $7.7 billion of general account and $4.0 billion of separate account BOLI future policy benefits, compared to $7.4 billion of general account and $3.3 billion of separate account BOLI future policy benefits at December 31, 2009.

Distribution relationships for BOLI were expanded significantly beginning in 2008, accounting for over 80% of 2010 sales premium. In excess of 90 and 160 clients were added during 2010 and 2009, respectively.

The Company partners with leading retail financial institutions to distribute individual life and annuity products.  During 2010, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population.  Through institutional partners such as U.S. Bancorp, Regions Financial Corporation, PNC Bank, SunTrust, and Huntington Bancshares Incorporated, the Company has in excess of 16,000 individual branch and brokerage sales representatives appointed to sell our products, as well as direct exposure to on-line banking customers.  Making life insurance easy to understand in the retail bank environment is vital to the successful execution of this strategy.  Most recently, management’s attention has turned to meeting the insurance related needs of the growing retiree marketplace.  Beginning in 2009, management began to focus on providing wealth transfer solutions to their bank partners’ customers via single premium whole life insurance.  Evidencing the Company’s rapid growth and ability to reach a broad bank customer base, the Company was selected by M&T Bank, Associated, and Fifth Third Bank as their wealth transfer partner in 2010. During 2011 and beyond, the Company will build on its bank market experience and continue to focus on simplifying insurance to meet the needs of its bank partners and their customers.

The Company also has a distribution partnership with Charles Schwab & Co. (“Schwab”) to market variable annuities.  As of December 31, 2010, the Company’s Schwab OneSource and Schwab Select variable annuities had in excess of $1.2 billion in assets.  The Company believes its variable annuities are among the top selling annuities at Schwab and are sold in both the institutional markets (“IM”) and retail distribution channels.  As a leading independent financial advisor group, Schwab’s IM distribution channel provides the Company with access to an important retirement market segment.

On a limited basis, the Company also offers single premium annuities and guaranteed certificates that provide guarantees of principal and interest with a fixed maturity date.

See Note 17 to the accompanying consolidated financial statements for certain financial information of the Company’s Individual Markets segment.

Retirement Services Segment Principal Products

Through its Retirement Services segment, the Company provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational and advisory services to employer-sponsored defined contribution/defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  This has been a rapidly growing portion of the pension marketplace in recent years.  Defined benefit plans are plans where employee benefits are determined by formulas using factors such as salary history and duration of employment.

The Company’s marketing focus is directed toward providing enrollment services, communications materials, education services and investment products under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408, and 457 to state and local governments, hospitals, non-profit organizations, public school districts and corporations.  Fund management, investment and advisory services, and record-keeping and administrative services may also be provided to this target market.  Through a subsidiary, FASCore, LLC, the Company is focused on partnering with other large institutions to provide third-party record-keeping and administration services.

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

Future Policy Benefits Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Individual Markets and Retirement Services separate accounts for the years indicated:

	(In millions)
			Individual Markets
Year ended	General account	Retirement Services	annuity
December 31,	annuity benefits	separate accounts	separate accounts
2010	$9,637	$16,225	$1,381
2009	8,874	14,288	1,262
2008	8,598	10,403	1,144
2007	8,193	13,482	1,533
2006	8,635	12,487	1,405

The following table summarizes individual life insurance in-force prior to reinsurance ceded, future policy benefits and separate account balances for the years indicated:

	(In millions)
	Life insurance	Individual Markets
Year ended	future policy	life insurance	Life insurance
December 31,	benefits	separate accounts	in-force
2010	$10,432	$4,883	$131,595
2009	9,756	3,337	137,049
2008	9,183	3,575	142,177
2007	8,906	3,075	146,297
2006	10,345	2,398	138,410

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

In both the Individual Markets and Retirement Services segments, policy benefit liabilities for investment-type policies are established at the contractholder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

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

Reinsurance Within the Individual Markets and Retirement Services Segments

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share and coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains a maximum of $3.5 million of coverage per individual life.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through marketing agreements with various retail financial institutions. BOLI is distributed through specialized benefit consulting organizations.  As discussed above, annuity products are also offered through a distribution relationship with Schwab.

The Retirement Services segment distributes pension products through a subsidiary, GWFS Equities, Inc., as well as through in excess of 480 pension consultants, representatives and service personnel.  Record-keeping and administrative services are also marketed through institutional partners.

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

Individual Markets Outlook

Individual Markets recorded record sales in 2010 of $1.1 billion.

During 2010, Individual Markets’ financial institutions markets business line continued its strong growth driven by the addition of several new large financial institution partners and strong single premium life sales with an increase in sales premium of nearly 147% in 2010.

During 2010, the Individual Markets segment continued to strengthen its relationships with key distributors which have translated into substantial sales growth.  $579 million in sales premium, and 95 new clients were added during 2010.  New distribution relationships developed since 2008 accounted for over 80% of 2010 sales, and should continue to contribute to strong sales results in the future.

With a continued emphasis on product simplicity, customer value and product development collaboration, the Company is working on ways to serve the annuity markets with accumulation and income products in 2011.

Along with these initiatives, Individual Markets will continue to focus on developing and expanding new distribution channels in 2011, ensuring that through its successful relationships with other distributors, it will create a solid base for future growth.  A continued focus on providing excellent customer service and a diversity of product offerings provides a sound basis for growth in 2011.

Retirement Services Outlook

The Retirement Services segment continues its emphasis on reinvestment in infrastructure through technology, service and product enhancements while also maintaining a solid internal control foundation.

Retirements Services recorded record sales in 2010 of $12.4 billion.

In 2010, the Company introduced a GMWB product, Great-West® SecureFoundationSM, making it one of the first providers to offer a complete suite of services to help participants through each phase of their retirement saving lifecycle. The Maxim SecureFoundationSM Portfolios are the latest addition to the Retirement Services investment product shelf and help position the Company to capitalize on participants’ increasing interest in forms of guaranteed lifetime income within defined contribution plans.  These funds are well positioned to allow Retirement Services to capitalize on the increasing interest in forms of guaranteed lifetime income within defined contribution plans.

Along with the Maxim® Lifetime Asset Allocation SeriesSM mutual funds introduced in 2009, the Maxim SecureFoundationSM Portfolios are expected to contribute significantly to the growth of assets under management (AUM) by Retirement Services and/or its affiliates.

Along with these initiatives, Retirement Services will continue to focus on developing and expanding new distribution channels in 2011, ensuring that through its successful relationships with other distributors, it will create a solid base for future growth.  A continued focus on providing excellent customer service and a diversity of product offerings provides a sound basis for growth in 2011.

Other Segment

The Company’s Other segment includes corporate items not directly allocated to any of its other two business segments, interest expense on long-term debt and the activities of GWSC whose sole business is the assumption of certain blocks of term life insurance retroceded by CLAC under a reinsurance agreement.  Future policy benefits under these policies are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Future policy benefits are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows future policy benefits and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2010	2009	2008	2007	2006
Future policy benefits	$352	$342	$321	$277	$221
Life insurance in-force	72,581	76,768	80,992	85,618	70,281

1.4                               Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.  During the past two-year period, the Company’s investment (bond and mortgage loan) losses as a percentage of invested assets were among the lowest of U.S. life insurance companies, as reported by Moody’s Investors Services.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2010, were $45.6 billion, comprised of general account investment assets of $23.1 billion and separate account assets of $22.5 billion.  Total investments at December 31, 2009, were $39.3 billion, comprised of general account investment assets in the amount of $20.4 billion and separate account assets in the amount of $18.9 billion.

The Company’s general account investments are in a broad range of asset classes, primarily domestic fixed maturities.  Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.  The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans diversified by regional markets and commercial real estate property types.  The Company does not originate single family residential mortgage loans.

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines.  The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow requirements of its liabilities.  The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  Specifically, the Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, foreign currency exchange contracts, United States government treasury futures contracts, Eurodollar futures contracts, futures on equity indices and interest rate swaps futures.  All futures contracts are exchange-traded.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2010 and 2009, 98% and 97%, respectively, of the Company’s fixed maturity portfolio carried an investment grade rating.

See Item 7.1, Executive Summary and Item 7.7, Investment Operations, for a discussion of current market conditions and their impact on the Company’s investment operations.

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

•             Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are admitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  The Company has historically recovered more than half of the guaranty assessments through these offsets.  The Company has a prepaid asset associated with guaranty fund assessments of $1.1 million and $1.2 million at December 31, 2010 and 2009, respectively.

•             Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2010, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•             Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business.  Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  As of December 31, 2010, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

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

•             Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways.  From time to time, federal measures are proposed which may significantly affect the insurance business.  At the present time, management is not aware of any federal legislative initiatives that, if enacted, would materially impact the Company’s business, results of operations or financial condition.

•            Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries is a non-clearing broker dealer and subject to certain regulatory provisions by the U.S. Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority.  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Maxim Series Fund, Inc., an affiliated open-end management investment company.

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

ERISA and Other Considerations

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

1.6  Ratings

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders.  The Company’s financial strength ratings as of the date of this filing are as follows:

Rating agency	Measurement	Current rating
A.M. Best, Inc.	Financial strength, operating performance and business profile	A+(1)
Fitch Ratings	Financial strength	AA(2)
Moody’s Investor Service, Inc.	Financial strength	Aa3(3)
Standard & Poor’s Rating Services	Financial strength	AA(2)

(1)          Superior (highest category out of ten categories).

(2)          Very Strong (second highest category out of nine categories).

(3)          Excellent (second highest category out of nine categories).

On December 16, 2010, Fitch Ratings downgraded the Insurer Financial Strength rating of the Company from AA+ to AA.

1.7 Employees

The Company had approximately 3,100 employees at both December 31, 2010 and 2009.

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

The insurance and financial services industries are heavily regulated and changes in regulation may reduce profitability.

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

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the Company’s financial strength and its ability to meet ongoing obligations to policyholders.  Claims paying ability and financial strength ratings are factors in establishing the competitive position of insurers.  A rating downgrade, or the potential for such a downgrade, of the Company or any of its rated insurance subsidiaries could, among other things, materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affecting relationships with broker-dealers, banks, agents, wholesalers and other distributors of its products and services.  This may result in cash payments requiring the Company to sell invested assets, including illiquid assets such as privately placed fixed maturity investments and mortgage loans on real estate, at a price that may result in realized investment losses.  These cash payments to policyholders result in a decrease in total invested assets and a decrease in net income.  Among other things, early withdrawals may also cause the Company to accelerate amortization of policy acquisition costs and value of business acquired, reducing net income.  In addition, a significant downgrade may negatively impact new sales and adversely affect the Company’s ability to compete and thereby have a material affect on its business, results of operations, and financial condition.  Negative changes in credit ratings may also increase the Company’s cost of funding.

See Item 1.6, Ratings, for the Company’s current credit ratings.

Deviations from assumptions regarding future persistency, mortality and interest rates used in calculating liabilities for future policyholder benefits and claims could adversely affect the Company’s results of operations and financial condition.

The Company maintains policy and contract claim liabilities to cover its estimated liability for unpaid losses and loss adjustment expenses for both reported and unreported claims incurred.  Future policy benefits do not represent an exact calculation of liability.  Rather, future policy benefits represent an estimate of what management expects the ultimate settlement and administration of claims will cost.  These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), claims severity and frequency, judicial theories of liability, interest rates and other factors.  These variables are affected by both internal and external events, such as changes in claims handling procedures, catastrophic events, inflation, judicial trends and legislative changes.  Many of these items are not directly quantifiable in advance.  The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths.  Additionally, there may be a significant reporting delay between the occurrence of an insured event and the date it is reported to the Company.

The inherent uncertainties of estimating policy and contract claim liabilities are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made.  Liability estimates including estimated premiums the Company will receive over the assumed life of the policy are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled.  Adjustments to policy benefit liabilities are reflected in the Company’s consolidated statement of income in the period in which adjustments are determined.  Because setting policy benefit liabilities is inherently uncertain, there can be no assurance that current liabilities will prove to be adequate in light of subsequent events.

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

In periods of rapidly increasing interest rates, policy surrenders and withdrawals may increase.  Premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns.  This activity may result in the Company making cash payments requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates.  Among other things, early withdrawals may also cause the Company to accelerate the amortization of deferred acquisition costs and value of business acquired, reducing net income.

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year.  During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates.  Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities.  Accordingly, during periods of sustained low interest rates, net income may decline as a result of a decrease in the spread between the earned rate on the Company’s assets and either the interest rates credited to policyholders or the rates assumed in reserve calculations.  Several products are at or approaching their minimum guaranteed credit rate, which could have a negative effect on net income due to spread compression.

The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities.  The Company initially purchased static swaptions in 2009 but in June of 2010, the Company began a dynamic hedging program.  Under the dynamic hedging program, the derivatives are frequently rebalanced based on interest rate movements.  During the year ended December 31, 2010, interest rates declined further and the Company’s risk from rising interest rates also declined.  As a result, the derivatives in this program generated a loss of $4 million for the year ended December 31, 2010.  A portion of these losses are offset by changes in policyholder related amounts of $3 million for the year ended December 31, 2010.  The Company continues to believe the program provides a sound economic hedge against risk and plans to continue with its strategy.

Although the Company engages in hedging activities including investing in interest rate derivatives, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with an adverse effect on future earnings.

See notes 1 and 6 of the consolidated financial statements for a further discussion of the hedging strategy.

Market fluctuations and general economic conditions may adversely affect results of operations and financial condition.

Global credit, equity and foreign exchange markets continue to experience volatility as a result of credit and liquidity concerns relating ultimately to the deterioration in the United States mortgage and housing markets.  These concerns have led to the disruption in the normal functioning of credit markets around the world.  This marketplace leads to the concerns of possible credit losses in 2011.  The U.S. government has implemented a number of initiatives to restore stability and provide liquidity to financial institutions and financial markets.  Furthermore, governments throughout the world are taking steps to provide significant support to financial institutions in their markets and to restore liquidity.  The Company did not obtain financial relief by participating in any of these initiatives.

The risk of fluctuations in market value of substantially all of the separate account assets is borne by the policyholders.  The Company’s fee income for administering separate account assets, however, is generally set as a percentage of those assets.  Accordingly, fluctuations in the market value of separate account assets may result in fluctuations in revenue from policy charges.

The Company’s fee income has increased during 2010; however, it declined from 2008 to 2009 due to the decline in equity markets and lower average assets. Fee income may be negatively impacted in 2011 if the equity markets decline.

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

In June 2010, the Company implemented a hedging program to mitigate certain risks associated with options embedded in its GMWB product.  Through this hedging program, the Company, at December 31, 2010, had entered into index futures with an aggregate notional amount of $1 million to mitigate equity market risk and interest rate swap futures with an aggregate notional amount of $5 million to mitigate interest rate risk.

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

The Company may be subject to litigation resulting in substantial awards or settlements and this may adversely affect its reputation and results of operations.

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

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities.  At December 31, 2010, the Company leased approximately 188,000 square feet of the complex to CIGNA for a variety of time periods.  The Company also leases sales and administrative offices throughout the United States.  Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.

Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.

Removed and reserved

Part II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

5.1         Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity.  GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2         Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $161 million, $25 million and $1,722 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Dividends paid during the year ended December 31, 2008 were paid in part using the proceeds from the sale of the Healthcare segment as discussed in Item 1, Business.

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

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial information for the Company.  The selected consolidated financial information for the years ended December 31, 2010, 2009 and 2008, and at December 31, 2010 and 2009 has been derived in part from the Company’s audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.  Note 1 to the consolidated financial statements discusses the significant accounting policies of the Company.  The selected consolidated income statement data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data at December 31, 2008, 2007 and 2006 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.  The following information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements appearing in Item 8.

The accompanying 2009 consolidated balance sheet, 2008 and 2009 consolidated statements of income and 2008 and 2009 consolidated statements of stockholder’s equity have been restated as a result of a previous misstatement of current and deferred income taxes and of deferred acquisition costs.  The amounts in Item 6 are inclusive of the Company’s restatement of its consolidated financial statements.  See Note 1 to the accompanying consolidated financial statements for further discussion.

	As of and for the year ended December 31,
(In millions)	2010	2009	2008	2007 (2)	2006 (2)
Total revenues	$2,404	$2,028	$2,011	$744	$2,024
Total benefits and expenses	2,127	1,862	1,475	385	1,768
Income from continuing operations	277	166	536	359	256
Provision for income taxes	72	41	83	119	72
Income (loss) from discontinued operations (1)	(2)	—	668	179	153
Net income	$203	$125	$1,121	$419	$337

Dividends declared	$161	$25	$1,772	$605	$249

Investment assets	$23,069	$20,376	$18,082	$19,383	$21,785
Separate account assets	22,489	18,887	15,122	18,090	16,290
Total assets	47,627	41,808	36,184	40,335	41,526
Due to parent and affiliates	537	538	534	535	548
Total stockholder’s equity	1,780	1,360	617	2,035	2,173

(1) See Item 1.2, Business of the Company and Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s discontinued operations.

(2) Total stockholder’s equity was adjusted as of January 1, 2008 as discussed in Note 1 to the accompanying consolidated financial statements and has not been revised as of December 31, 2007 or December 31, 2006 in this table.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2010 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, Selected Financial Data, and in Item 8, Financial Statements and Supplementary Data.  The amounts in Item 7 are inclusive of the Company’s restatement of its consolidated financial statements.  See Note 1 to the accompanying consolidated financial statements for further discussion.

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

In 2010, the Company introduced a GMWB product, Great-West® SecureFoundationSM, into the 401(k) market. The GMWB product offered by the Company provides the policyholder with a guaranteed minimum level of annual income for life, subject to certain conditions. The minimum level of income may increase depending upon the level of growth in the market value of the particular underlying funds.  Where the market value of the particular underlying funds is ultimately insufficient to meet the level of guarantee purchased by the policyholder, the Company is obligated to make up the shortfall.  At December 31, 2010, the amount of GMWB product in-force was $34 million.

This product involves cash flows of which the magnitude and timing are uncertain and are dependent on the level of equity and fixed income market returns, interest rates, market volatility, policyholder behavior and policyholder longevity.  In June 2010, the Company implemented a hedging program to mitigate certain risks associated with options embedded in its GMWB product.  Through this hedging program, the Company, at December 31, 2010, had entered into index futures with an aggregate notional amount of $1 million to mitigate equity market risk and interest rate swap futures with an aggregate notional amount of $5 million to mitigate interest rate risk.

The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities.  The company initially purchased static swaptions in 2009 but in June of 2010, the company began a dynamic hedging program.  Under the dynamic hedging program, the derivatives are frequently rebalanced based on interest rate movements.  During 2010, interest rates declined further and the Company’s risk from rising interest rates also declined.  As a result, the derivatives in this program generated losses of $4 million for the year ended December 31, 2010.  A portion of these losses are offset by changes in policyholder related amounts of $3 million for the year ended December 31, 2010.  The Company continues to believe the program provides a sound economic hedge against risk and plans to continue with its strategy.

Strong sales and strategic partnerships led the way to another year of growth for both the Individual Markets and Retirement Services segments during 2010.  The Company’s businesses continued to grow, with a 34% increase in sales premium and deposits over 2009.  Strong sales across defined contribution markets and of single-premium life and business-owned life insurance led to record sales in both business segments, totaling $12,413 million in Retirement Services and $1,140 million in Individual Markets.

The Company is committed to providing exceptional service and high value to life and annuity policyholders.  It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

Current Market Conditions

During the latter part of 2009 and into 2010, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009. The S&P 500 index is up by 13% at December 31, 2010 when compared to December 31, 2009 and it is up by 23% at December 31, 2009 when compared to December 31, 2008. The average of the S&P 500 index during the year ended December 31, 2010 is up by 20% when compared to the average for the year ended December 31, 2009 and it is down by 22% for the year ended December 31, 2009 when compared to the year ended December 31, 2008.

	Year ended December 31,
S&P 500 Index	2010	2009	2008
Index close	1,258	1,115	903
Index average	1,140	948	1,220

Variable asset-based fees received by the Company fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses associated with changes in the United States equities market.  Fee income increased by $61 million, or 16%, to $447 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved performance of the U.S. equities market.

Equity market declines in the future could result in decreases in fee income as well as adjustments to the amortization of deferred policy acquisition and other costs.

During the year ended December 31, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $79 million on its available-for-sale fixed maturity investments primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity, lower interest rates and tightening of credit spreads have resulted in improved market values for the Company’s fixed maturity and equity investments since December 31, 2009.  The Company has recorded a decrease in gross unrealized losses of $362 million and an increase in gross unrealized gains of $392 million during the year ended December 31, 2010.  This resulted in a $372 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.  See Notes 6 and 7 to the accompanying consolidated financial statements for a discussion of investments including impairment losses.

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

•             Valuation and accounting for derivative instruments.

•             Valuation of policy benefit liabilities.

•    Valuation of deferred acquisition costs and value of business acquired.

•    Accounting for employee benefit plans.

•    Accounting for taxes on income

Valuation of investments and other-than-temporary impairments

The Company’s investments are in fixed maturity and equity securities, mortgage and policy loans and limited partnership interests and other investments. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values and the recognition of impairments on investments.

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

The fair values for fixed maturity and equity securities are based upon a fair value hierarchy.  Fair values of Level 1 investments are determined using quoted prices in active markets for identical assets.  Level 2 investments have fair values determined from inputs that are observable, either directly or indirectly.  Approximately 70% of all fixed maturity investments are priced from an external pricing service.  The pricing service inputs include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, offers and reference data.   These inputs are considered observable and the valuations are classified as Level 2.  Fixed maturity investments are also priced using a matrix which is based on credit quality and average life which are deemed Level 2 observable inputs.  Other fixed maturity investments may be priced by other means such as broker quotes or internal models where the significant inputs are observable, such as reported trades, benchmark securities, bids and offers and market research publications.  Inputs used to derive fair values classified as Level 3 fixed maturity investments are unobservable and include situations where there is little, if any, market activity for the investment.  Based on inactivity in certain sectors of the asset-backed securities market, the Company determined that internal models utilizing asset-backed securities index spreads rather than credit default swap spreads was a better measurement of fair value for certain asset-backed securities.  The Company also prices fixed maturity investments utilizing broker quotes.  If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

A significant estimate related to the fair value of available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the issuer’s operations and ability to generate future cash flows.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

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

The Company recognizes in earnings an other-than-temporary impairment on a fixed maturity investment in an unrealized loss position when it either (a) has the intent to sell the fixed maturity investment or (b) more likely than not will be required to sell the fixed maturity investment before its anticipated recovery.  The other-than-temporary impairment is the difference between the fixed maturity investment’s amortized cost basis and its fair value at the balance sheet date.  If management does not intend to sell the fixed maturity investment and it is not more likely than not that the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit loss, which is recognized in earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  After the recognition of an other-than-temporary impairment, the fixed maturity investment is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

Mortgage loans on real estate, which comprise 8% of the Company’s investments at both December 31, 2010 and 2009, are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts and allowance for credit losses.  The determination of the calculation and the adequacy of the mortgage credit loss allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the allowance for credit losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.

See Notes 6 and 7 to the accompanying consolidated financial statements for more information regarding the Company’s invested assets and their fair values.

Valuation and accounting for derivative instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, foreign currency exchange contracts, United States government treasury futures contracts, Eurodollar futures contracts, futures on equity indices and interest rate swap futures.  The Company uses these derivative instruments to manage various risks, including interest rate and foreign exchange risk associated with its invested assets and liabilities.  Derivative instruments are not used for speculative reasons.  These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the agreement at each due date.

The fair value of derivatives is determined by quoted market prices or through the use of pricing models.  The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances.  Essential to the analysis of fair value is the risk of counterparty default.  Counterparty credit risk was evaluated and fair values were adjusted accordingly at December 31, 2010 and 2009.  Values can also be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity.  Changes in the values of the derivatives are expected to be offset by changes in value of the hedged item.

The accounting for derivative instruments is complex.  The Company designates its derivative financial instruments as (i) cash flow hedges, (ii) fair value hedges and (iii) derivatives not qualifying for hedge accounting.

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

•        Derivatives not designated as hedging instruments - Interest rate swaptions, interest rate swaps, interest rate swap futures, futures on equity indices and Eurodollar futures are used to manage the potential variability in future interest payments on certain insurance products due to a change in credited interest rates and the related change in cash flows due to increased surrenders.  A change in the fair value of a derivative instrument that does not qualify for hedge accounting treatment is recognized in net investment income in the period of the change and may result in significant volatility of earnings.

Investment gains and losses generally result from the termination of derivative contracts prior to expiration.

See Note 6 to the accompanying consolidated financial statements for more information regarding the Company’s derivative instruments.

Valuation of policy benefit liabilities

The Company establishes liabilities for amounts payable under insurance policies and annuity contracts.  Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums.  Such liabilities are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.  These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable.  Utilizing these assumptions, liabilities are established on a block of business basis.  If experience is less favorable than the assumptions employed, additional liabilities may be required, resulting in a charge to current period earnings.

See Notes 1 and 8 to the accompanying consolidated financial statements for more information regarding the Company’s future policy benefits.

Valuation of deferred acquisition costs and value of business acquired

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

Each reporting period, the Company updates the estimated present values of gross profits for that period.  When the actual gross profits change from previous estimates, the cumulative DAC and VOBA amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings.  When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below those previously estimated.  These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.  DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated Other Comprehensive Income (Loss)”.

See Note 9 to the accompanying consolidated financial statements for more information regarding the Company’s recorded DAC and VOBA.

Accounting for employee benefit plans

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

Accounting for taxes on income

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

Accounting and tax regulations require that items be included in income tax returns at different times from when they are reflected in financial statements.  These timing differences give rise to deferred tax assets and liabilities.  A deferred tax liability is recognized for temporary differences that will result in taxable amounts or nondeductible expenses in future years.  A deferred tax asset is recognized for temporary differences that will result in tax deductible amounts or nontaxable income in future years, including loss carryforwards.

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

The amount of income taxes paid by the Company is subject to ongoing audits in the various jurisdictions in which it carries on business.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years 2005 and prior.  Tax year 2006 is subject to a limited scope federal examination by the Internal Revenue Service (the “I.R.S.”) in regards to an immaterial matter.  Tax years 2007, 2008 and 2009 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

See Note 16 to the accompanying consolidated financial statements for more information regarding taxes on income.

7.3  Company Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other segment includes corporate items not directly allocated to any of its other business segments, interest expense on long-term debt and the activities of a wholly-owned subsidiary whose sole business is the assumption of certain blocks of term life insurance from an affiliated company.

Some of the more significant transactions impacting the Company’s results of operations are:

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”).  The Company recognized a gain in the amount of $697 million, net of income taxes, upon completion of the transaction.  The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 3 to the accompanying consolidated financial statements for further information regarding this transaction.

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

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Company for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$806	$560
Fee income	447	386
Net investment income	1,175	1,149
Net realized investment losses	(24)	(67)
Total revenues	2,404	2,028
Policyholder benefits	1,541	1,326
Operating expenses	586	535
Total benefits and expenses	2,127	1,861
Income from continuing operations before income taxes	277	167
Income tax expense	72	42
Income from continuing operations	205	125
Loss from discontinued operations	(2)	—
Net income	$203	$125

The Company’s consolidated net income increased by $78 million, or 62%, to $203 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $61 million increase in fee income, an improvement in net interest margins, a $35 million decrease in net realized and unrealized investment losses, net of policyholder related amounts, a $17 million release of future policyholder benefits in the Individual Markets segment and a $8 million increase in earnings of the reinsurance business of the Other segment. These are partially offset by $64 million higher general insurance expenses primarily in the Retirement Services segment.

Premium income increased by $246 million, or 44%, to $806 million for the year ended December 31, 2010 when compared to 2009.  This increase is primarily related to a $224 million increase in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $61 million, or 16%, to $447 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009.

Net investment income increased by $26 million, or 2%, to $1,175 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $27 million due to higher invested asset balances offset by $1 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment losses decreased by $43 million, or 64%, to a loss of $24 million for the year ended December 31, 2010 when compared to 2009.  The $24 million loss in 2010 is primarily due to $81 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Item 7.7 Investment Operations, Fixed Maturity Investments below) offset by $57 million of net realized gains on the sale of investments.  The $67 million loss in 2009 is due to $99 million of write-downs primarily on fixed maturity securities guaranteed by Financial Guaranty Insurance Company (“FGIC”) (See discussion under Item 7.7 Investment Operations, Fixed Maturity Investments below) offset by $32 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $266 million, or 14%, to $2,127 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $268 million in the Company’s Individual Markets segment due to increased sales.  This increase is offset by a $14 million decrease in benefits and expenses in the reinsurance business of the Other segment.

Income tax expense increased by $30 million, or 71%, to $72 million for the year ended December 31, 2010 when compared to 2009.  This increase is primarily due to the $110 million increase in income before income taxes in 2010 when compared to 2009, offset by a $13 million prior year tax benefit recorded in 2010 primarily related to the closing of Internal Revenue Service (“IRS”) examinations.

The segment information below discusses the reasons for these changes.

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Company for the years ended December 31, 2009 and 2008:

	Year ended December 31,
Income statement data (In millions)	2009	2008
Premium income	$560	$525
Fee income	386	429
Net investment income	1,149	1,079
Net realized investment gains	(67)	(22)
Total revenues	2,028	2,011
Policyholder benefits	1,326	948
Operating expenses	535	527
Total benefits and expenses	1,861	1,475
Income from continuing operations before income taxes	167	536
Income tax expense	42	83
Income from continuing operations	125	453
Income from discontinued operations	—	668
Net income	$125	$1,121

The Company’s consolidated income from continuing operations decreased by $328 million, or 72%, to $125 million for the year ended December 31, 2009 when compared to 2008.  This decrease is primarily due to a gain in 2008 in the amount of $208 million as a result of the release of the liability associated with certain participating policies of the Company’s Other segment as discussed in Note 3 to the accompanying consolidated financial statements and a $98 million ($64 million net of income taxes) liability release on these policies. In addition, fee income decreased and realized losses on investments increased in 2009 when compared to 2008.

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

Policyholder benefit expenses include amounts paid or credited to policyholders, changes in policy liabilities, claims, surrenders and annuity and maturity payments.  Excluding the impact of the aforementioned $306 million decrease in future policy benefits in 2008 related to the participating policy liabilities, policyholder benefits increased by $72 million, or 6%, to $1,326 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily due to increased future policy benefits of $91 million related to the increase in the fixed single premium whole life product as mentioned above and an increase in interest credited to contractholders of $24 million in the Company’s Individual Markets segment.

Income tax expense decreased by $41 million to $42 million during the year ended December 31, 2009 when compared to 2008 due to the $161 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years.

The segment information below discusses the reasons for these changes.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$676	$428
Fee income	56	50
Net investment income	731	718
Net realized investment losses	(1)	(38)
Total revenues	1,462	1,158
Policyholder benefits	1,219	982
Operating expenses	133	102
Total benefits and expenses	1,352	1,084
Income before income taxes	110	74
Income tax expense	30	17
Income from continuing operations	$80	$57

The following is a summary of the Individual Markets segment participant accounts at December 31, 2010 and 2009:

	December 31,
(In thousands)	2010	2009
Participant accounts	518	521

Net income for the Individual Markets segment increased by $23 million, or 40%, to $80 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $32 million decrease in net realized and unrealized investment losses, net of policyholder related amounts and $17 million release of future policyholder benefits offset by $22 million increase in acquisition expenses of the single premium whole life product due to increased sales.

Premium income increased by $248 million, or 58%, to $676 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to sales in the single premium whole life product marketed through banks which increased by $224 million.

Fee income increased by $6 million, or 12%, to $56 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the BOLI product.

Net investment income increased by $13 million, or 2%, to $731 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to increased interest income of $15 million due to higher invested asset balances offset by $2 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment losses decreased by $37 million, or 97%, to a loss of $1 million for the year ended December 31, 2010 when compared to 2009.  The $1 million loss in 2010 is due to $34 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $33 million of net realized gains on the sale of investments.  The $38 million loss in 2009 is due to $47 million of write-downs primarily on fixed maturity securities guaranteed by FGIC partially offset by $9 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $268 million, or 25%, to $1,352 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $268 million primarily related to the single premium whole life product marketed through banks less $17 million of future policy benefits released due to a change in estimate due to the availability of more precise information for assumed reinsurance.  In addition, interest paid or credited to contractholders decreased by $20 million due to lower crediting rates primarily in the participating block of business.

Income tax expense increased by $13 million, or 76%, to $30 million during the year ended December 31, 2010 when compared to 2009.  The increase is primarily due to a $36 million increase in income before income taxes in 2010.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

Year ended December 31, 2009 compared with the year ended December 31, 2008

	Year ended December 31,
Income statement data (In millions)	2009	2008
Premium income	$428	$378
Fee income	50	56
Net investment income	718	692
Net realized investment gains	(38)	(12)
Total revenues	1,158	1,114
Policyholder benefits	982	890
Operating expenses	102	109
Total benefits and expenses	1,084	999
Income before income taxes	74	115
Income tax expense	17	32
Income from continuing operations	$57	$83

The following is a summary of the Individual Markets segment participant accounts at December 31, 2009 and 2008:

	December 31,
(In thousands)	2009	2008
Participant accounts	521	533

Income from continuing operations for the Individual Markets segment decreased by $26 million, or 31%, to $57 million during the year ended December 31, 2009 when compared to 2008 primarily due to a decrease in fee income and an increase in realized losses on investments.

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

Income tax expense decreased by $15 million, to $17 million during the year ended December 31, 2009 when compared to 2008 primarily due to the $41 million decrease in income from continuing operations before income taxes.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$6	$3
Fee income	387	331
Net investment income	399	383
Net realized investment losses	(23)	(23)
Total revenues	769	694
Policyholder benefits	222	231
Operating expenses	391	362
Total benefits and expenses	613	593
Income before income taxes	156	101
Income tax expense	38	25
Income from continuing operations	$118	$76

The following is a summary of the Retirement Services segment participant accounts at December 31, 2010 and 2009:

	December 31,
(In thousands)	2010	2009
Participant accounts	4,409	4,201

Net income for the Retirement Services segment increased by $42 million, or 55%, to $118 million during the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $56 million increase in fee income, $17 million lower amortization of DAC and an improvement in net interest margins partially offset by a $46 million increase in general insurance expenses due to increased participants.

Premium income increased by $3 million, or 100%, to $6 million for the year ended December 31, 2010 when compared to 2009.  The increase is due to increased life annuitizations in the government market business.

Fee income increased by $56 million, or 17%, to $387 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2010 compared to 2009 as well as an increase in participants.

Net investment income increased by $16 million, or 4%, to $399 million for the year ended December 31, 2010 when compared to 2009.  The increase is due to increased interest income of $15 million due to higher invested asset balances in addition to $1 million higher unrealized gains on derivatives and held for trading assets.

Net realized investment losses remain unchanged at $23 million during the years ended December 31, 2010 and 2009.  The $23 million loss in 2010 is due to $47 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $24 million of net realized gains on the sale of investments.  The $23 million loss in 2009 is due to $46 million of write-downs primarily on fixed maturity securities guaranteed by FGIC partially offset by $23 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $20 million, or 3%, to $613 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $46 million increase in general insurance expenses as a result of higher distribution costs, higher policy administration costs due to increased participant accounts and higher asset based commissions from higher average account balances due to the performance of the U.S. equities market in 2010 compared to 2009.  This is offset by $14 million lower interest paid to policyholders due to lower crediting rates and $17 million lower amortization of DAC primarily due to the decrease in net realized investment gains and losses.

Income tax expense increased by $13 million, or 52%, to $38 million during the year ended December 31, 2010 when compared to 2009.  The increase is primarily due to a $55 million increase in income before income taxes in 2010.

Retirement participant accounts, including third-party administration and institutional accounts, increased by 208 thousand, or 5%, to 4,409 thousand at December 31, 2010 from 4,201 thousand at December 31, 2009 primarily due to the sale of several large plans in the public/non-profit government market.

The following table provides information for the Retirement Services’ participant account values at December 31, 2010 and 2009:

	Year ended December 31,
(In millions)	2010	2009
General account - Fixed options:
Public / Non-profit	$3,556	$3,408
401(k)	4,310	3,563
	$7,866	$6,971
Separate accounts - Variable options:
Public / Non-profit	$8,809	$7,628
401(k)	7,048	6,282
	$15,857	$13,910
Unaffiliated retail:
Investment options and administrative services only:
Public / Non-profit	$59,110	$46,496
401(k)	24,225	19,905
Institutional	39,911	35,815
	$123,246	$102,216

Account values invested in the general account fixed investment options have increased by $895 million, or 13%, at December 31, 2010 compared to December 31, 2009 primarily due to an increase in new participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $1,947 million, or 14%, at December 31, 2010 compared to December 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and record-keeping functions are provided have increased by $21,030 million, or 21%, at December 31, 2010 compared to December 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2009 and 2008:

	Year ended December 31,
Income statement data (In millions)	2009	2008
Premium income	$3	$2
Fee income	331	368
Net investment income	383	352
Net realized investment gains	(23)	(10)
Total revenues	694	712
Policyholder benefits	231	230
Operating expenses	362	329
Total benefits and expenses	593	559
Income before income taxes	101	153
Income tax expense	25	34
Income from continuing operations	$76	$119

The following is a summary of the Retirement Services segment participant accounts at December 31, 2009 and 2008:

	December 31,
(In thousands)	2009	2008
Participant accounts	4,201	3,739

Income from continuing operations for the Retirement Services segment decreased by $43 million, or 36%, to $76 million during the year ended December 31, 2009 when compared to 2008 primarily due to a decrease in fee income, an increase in amortization of DAC and an increase in realized losses on investments.  These are partially offset by an increase in interest margins on guaranteed products.

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

Operating expenses increased by $33 million, or 10%, to $362 million for the year ended December 31, 2009 when compared to 2008.  The increase is primarily related to a $20 million increase in amortization of DAC, value of business acquired and other intangibles due to lower estimated future gross profits in 2009 compared to the estimated future gross profits in 2008 due to a decrease in projected fee income. In addition, pension and post-retirement expenses increased $5 million and state assessments increased $2 million.

Income tax expense decreased by $9 million to $25 million during the year ended December 31, 2009 when compared to 2008 is due to the $52 million decrease in income from continuing operations before income taxes.

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
Unaffliaited retail:
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

7.6 Other Segment Results of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$124	$129
Fee income	4	5
Net investment income	45	48
Net realized investment gains (losses)	—	(6)
Total revenues	173	176
Policyholder benefits	99	113
Operating expenses	62	71
Total benefits and expenses	161	184
Income before income taxes	12	(8)
Income tax expense (benefit)	5	—
Income (loss) from continuing operations	$7	$(8)

The results of operations of the Company’s Other segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC and corporate items not directly allocated to the other business segments.  Net income for the Company’s Other segment increased by $15 million from a loss of $8 million during the year ended December 31, 2009 to a gain of $7 during the year ended December 31, 2010.  The increase of $15 million is due to an $8 million increase from reinsurance which is primarily attributable to a decrease in future policy benefits.

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2009 and 2008:

	Year ended December 31,
Income statement data (In millions)	2009	2008
Premium income	$129	$145
Fee income	5	5
Net investment income	48	35
Net realized investment gains	(6)	—
Total revenues	176	185
Policyholder benefits	113	(172)
Operating expenses	71	89
Total benefits and expenses	184	(83)
Income before income taxes	(8)	268
Income tax expense	—	17
Income (loss) from continuing operations	$(8)	$251

Loss from continuing operations for the Company’s Other segment was $8 million for the year ended December 31, 2009 compared to net income of $251 million for 2008.  The decrease is primarily related to a $208 million gain as a result of the release of the liability associated with certain participating policies on January 1, 2008 and a $98 million ($64 million net of income taxes) liability release on these policies in 2008.  See Note 3 to the accompanying consolidated financial statements.  These decreases are partially offset by a $13 million increase in investment income.

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

Income tax expense decreased by $17 million to a $0 million benefit during the year ended December 31, 2009 when compared to 2008 due to the $68 million decrease in income from continuing operations, excluding the aforementioned $208 million gain in 2008 which was taxed in previous years and prior period tax true-ups.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at December 31, 2010 and 2009 follows:

	December 31,
(In millions)	2010		2009
Fixed maturities, available-for-sale	$15,943	69.1%	$13,918	68.3%
Fixed maturities, held for trading	144	0.6%	140	0.7%
Mortgage loans on real estate	1,722	7.5%	1,554	7.6%
Equity investments, available-for-sale	2	0.0%	26	0.1%
Policy loans	4,060	17.6%	3,972	19.5%
Short-term investments, available-for-sale	965	4.2%	488	2.4%
Limited partnership and other corporation interests	210	0.9%	254	1.3%
Other investments	23	0.1%	24	0.1%
Total investment assets	$23,069	100.0%	$20,376	100.0%

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

The National Association of Insurance Commissioners (the “NAIC”) adopted a rating methodology for non-agency residential mortgage-backed securities (“RMBS”) that became effective December 31, 2009 and commercial mortgage-backed securities (“CMBS”) that became effective December 31, 2010.  The NAIC’s objective with the rating methodology for non-agency RMBS and CMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS and CMBS.  The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS and CMBS.

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poors Ratings Services and Moody’s Investor Services, Inc., however, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009.  The Company’s CMBS ratings were not affected by the revised NAIC rating methodology.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at December 31, 2010 and 2009 is summarized as follows:

	December 31,
Credit rating	2010	2009 (1)
AAA	38.5%	39.2%
AA	14.0%	12.3%
A	21.9%	21.6%
BBB	23.3%	23.4%
BB and below (Non-investment grade)	2.3%	3.5%
Total	100.0%	100.0%

(1) The December 31, 2009 percentages were updated to reflect the non-agency RMBS ratings as determined by the revised NAIC rating methodology.

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

	December 31,
Sector	2010	2009
Utility	15.3%	15.0%
Finance	10.0%	10.1%
Consumer	8.7%	8.6%
Natural resources (1)	4.8%	6.3%
Transportation	2.6%	2.6%
Other	8.4%	8.6%

(1) Exposure of 2.9% and 4.1% to the oil and gas sector is included in natural resources at December 31, 2010 and 2009, respectively.

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, the Financial Guaranty Insurance Company (“FGIC”), a monoline insurer, was ordered to suspend all claims payments by the New York Insurance Department.  During the first quarter of 2010, Ambac Financial Group, Inc. (“Ambac”), a monoline insurer, was ordered to suspend claims payments on residential mortgage-backed securities by the State of Wisconsin Insurance Department.  On January 25, 2011, a Plan of Rehabilitation supported by Ambac’s regulator was approved by a Wisconsin state court judge.

The Company is not yet certain of the amount or timing of recoveries under the Plan.  The Company assesses OTTI on a regular basis on these securities.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.

The Company does not have any direct bond holdings of the actual monoline insurers.  Excluding FGIC and Ambac holdings where the insurer has been ordered to suspend claims as discussed above, the Company’s insured holdings at December 31, 2010 are as follows:

	Guarantor quality rating		Indirect exposure
Guarantor (In millions)	S&P	Moody’s	December 31, 2010
MBIA, Inc.	B	B3	$211
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc)	AA+	Aa3	129
Berkshire Hathaway Assurance Corp.	AA+	Aa1	34
National Public Finance Guaranty Corporation	BBB	Baa1	156
			$530

At December 31, 2010 and 2009, the Company had $418 million and $624 million, respectively, of asset-backed securities insured by monolines other than FGIC and Ambac.  At December 31, 2010 and 2009, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance, was A and BBB+, respectively.  At December 31, 2010 and 2009, the Company has other insured securities with a fair value of $112 million and $161 million, respectively, primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company has exposure to the subprime market in the form of home equity loan asset-backed securities of $949 million, or 4% of total investments of $23,069 million as of December 31, 2010 and $889 million, or 4% of total investment of $20,376 million as of December 31, 2009.  The majority of these securities are investment grade rated, 82% of which have a rating of AAA.  The majority of the mortgages backing these securities are fixed rate loans, which typically have lower default and loss rates than adjustable rate loans.  Of these pools 56% were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2008.  The weighted average credit enhancement level for these securities is 36% (excluding any monoline guarantees) as of December 31, 2010.  This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime collateralized debt obligations, asset-backed commercial paper or structured investment vehicles.  The Company’s exposure to Alt A mortgage-backed securities is $1 million.  The underlying mortgages of Alt A securities have a risk potential that is greater than prime but less than sub-prime.  The borrowers behind these mortgages typically have clean credit histories, but the mortgage itself will generally have some issues that increase its risk profile.  These issues may include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.

Fair Value Measurement and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $294 million at December 31, 2010 from December 31, 2009.  Net Level 3 assets and liabilities at December 31, 2010 were $353 million or 1% of total assets and liabilities compared to net Level 3 assets and liabilities of $648 million or 2% at December 31, 2009.  This decrease is due to improved market observability of inputs into valuation methodologies.  The use of internal models for Level 3 assets did not affect the Company’s operations, liquidity or capital resources during the period.

Due to market conditions beginning in 2008, which have continued through 2010, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $58 million.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.

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

The following tables summarize the fair values and gross unrealized losses on fixed maturity investments where the estimated fair value has declined and remained below amortized cost by 20% or more at December 31, 2010 and 2009:

(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2010	securities	fair value	loss
Six months or less	21	$53,010	$16,358
Six to twelve months	1	2,295	755
More than twelve months	82	330,017	174,359
Total	104	$385,322	$191,472

(Dollars in thousands)	Number of	Estimated	Unrealized
December 31, 2009	securities	fair value	loss
Six months or less	20	$98,033	$45,888
Six to twelve months	45	214,024	113,489
More than twelve months	132	594,523	279,670
Total	197	$906,580	$439,047

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The continued decrease in unrealized losses reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in these markets still remains.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

During the year ended December 31, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $79 million on its fixed maturity investments.  These losses were primarily related to credit impairment on asset-backed securities with home improvement loan, home equity loan and Alt A loan collateral guaranteed by Ambac.  These securities are now carried at $63 million.  During the year ended December 31, 2009, the Company recorded net other-than-temporary losses recognized in earnings of $99 million on its fixed maturity investments.  (See Note 6 to the accompanying consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral received from the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2010 and 2009, the Company had $51 million and $37 million, respectively, of securities out on loan, $657 million and $418 million, respectively, in short-term repurchase agreements and $937 million and $491 million, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties is in the form of cash and is included as an asset in the consolidated balance sheet, with an offsetting liability for the obligation to return the collateral.  The Company received unrestricted cash of $8 million and $4 million as of December 31, 2010 and 2009, respectively.  The cash collateral is reinvested in a government money market fund.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company does not generally purchase or sell mortgage loans.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  The Company does not invest in interest only strips nor does it originate single family residential mortgage loans.

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 53% and 50% at December 31, 2010 and 2009, respectively.  The debt service coverage ratio was 2.00 and 1.92 times at December 31, 2010 and 2009, respectively.  During 2010 and 2009, the Company originated 29 and 23 new loans, respectively.  At origination, the weighted average loan-to-value ratio was 50% and 46% and debt service coverage ratio was 2.43 and 2.14 times in 2010 and 2009, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During 2010 and 2009, the Company originated mortgage loans structured with an interest only component in the amount of $212 million and $222 million, respectively, compared to a total mortgage loan portfolio at December 31, 2010 and 2009 of $1,722 million and $1,554 million, respectively.  The weighted average loan-to-value ratio of the interest only loans originated in 2010 and 2009 was 48% and 47%, respectively.

See Note 6 to the accompanying consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity and real estate markets during 2011.

See Note 6 to the accompanying consolidated financial statements for a further discussion of impaired investments.

Derivatives

As noted in the Executive Summary above, the Company introduced a GMWB product, Great-West® SecureFoundationSM, into the 401(k) markets in 2010.  In the past, the Company had limited use of derivatives; however, with the introduction of the GMWB product combined with the interest rate risk hedging program introduced during the fourth quarter of 2009, the Company’s use of derivatives has increased with additional usage expected. The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate, equity and foreign currency exchange risks.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company enters into derivative transactions only with high quality institutions.

Notes 1 and 6 to the consolidated financial statements contain a discussion of the Company’s derivative position.

Investment Yield

Net investment income performance is analyzed excluding derivative income and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years ended December 31,
	2010	2009	2008
Net investment income (1)	$1,151	$1,120	$1,059
Average invested assets, at amortized cost	20,918	19,914	19,257
Yield on average invested assets	5.50%	5.62%	5.50%

(1) Excludes net income on derivative investments and net interest on funds withheld balances under reinsurance agreements.

The yield on average invested assets decreased in 2010 compared to 2009 primarily due to the Company charging lower interest rates on policy loans and achieving lower yields on new investments as credit markets stabilized, spreads across asset classes narrowed and the U.S. treasury yield curve shifted lower through the year.  The yield on average invested assets increased in 2009 compared to 2008 primarily due to the Company charging higher interest rates on policy loans and taking advantage of higher yielding investment opportunities attributable to dislocations in the credit markets.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net sales (purchases) of trading securities of $1 million and ($97) million for the years ended December 31, 2010 and 2009, respectively.  The Company intends to reinvest these securities in higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $969 million and $659 million as of December 31, 2010 and 2009, respectively.  In addition, 98% and 97% of the bond portfolio carried an investment grade rating at December 31, 2010 and 2009, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $92 million and $98 million of commercial paper outstanding at December 31, 2010 and 2009, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at December 31, 2010.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.  This credit facility replaced a similar $50 million credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2010 and 2009 were $96 million and $127 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted, however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company makes commitments to lend funds for mortgage loan investments in the normal course of its business.  The amounts of mortgage loan commitments at December 31, 2010 and 2009 were $32 million and $30 million, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.  See Note 19 to the accompanying consolidated financial statements for a further discussion of operating leases.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either December 31, 2010 or 2009. See Note 20 to the accompanying consolidated financial statements for a further discussion of the credit facility.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,068 million and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70 million and renews annually for an indefinite period of time.  See Note 5 to the accompanying consolidated financial statements for a further discussion of the letters of credit and the reinsurance agreement.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2010:

	Payment due by period
	Less than	One to	Three to	More than
(In thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$1,477,296	$2,817,359	$2,677,649	$47,332,622	$54,304,926
Policy and contract claims (2)	16,408	26,680	21,683	82,724	147,495
Policyholders’ funds (3)	372,980	—	—	—	372,980
Provision for policyholder dividends (4)	66,244	—	—	—	66,244
Undistributed earnings on participating business (5)	—	—	—	6,803	6,803
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,177	74,355	74,355	977,892	1,163,779
Repurchase agreements (8)	936,762	—	—	—	936,762
Commercial paper (8)	91,681	—	—	—	91,681
Payable under securities lending agreements (9)	51,749	—	—	—	51,749
Investment purchase obligations (10)	95,688	—	—	—	95,688
Operating leases (11)	4,837	7,545	3,342	—	15,724
Other liabilities (12)	77,272	37,801	39,649	129,677	284,399
Total	$3,228,094	$2,963,740	$2,816,678	$49,058,118	$58,066,630

(1), (2)  Future policy benefits and policy and contract claims - The Company has estimated payments to be made to policy and contractholders for future policy benefits.  Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

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

(3)     Policyholders’ funds - Policyholders’ funds consist primarily of future policy benefits associated with policyholder deposits, participating policy dividends left on deposit and provisions for experience rating refunds.  Because the timing of the payment of some of these obligations is unknown and beyond the control of the Company, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

(4)     Provision for policyholder dividends - The provision for policyholders’ dividends payable represents the liabilities related to dividends payable in the following year on participating policies.  As such, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

(5)     Undistributed earnings on participating business - The timing of the payment of the liability for undistributed earnings on participating business is unknown by its nature and subject to significant long-term uncertainty.  As such, the obligation related to this liability is presented in the table above in the more than five year category in the amount of the liability presented in the Company’s consolidated balance sheet.

(6)     Related party long-term debt principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of two long-term surplus notes.  The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

(7)     Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2009 and do not consider the impact of future interest rate changes.

(8)     Repurchase agreements and commercial paper - The Company’s obligations under its commercial paper and repurchase agreement programs are short-term in nature.  The amounts presented represent the amounts due upon maturity of the instrument.  The obligations related to these liabilities are presented in the table above in the less than one year category as presented in the Company’s consolidated balance sheet.

(9)     Payable under securities lending agreements - The Company accepts both cash and non-cash collateral in connection with its securities lending program.  Since the securities lending transactions generally expire within one year or the timing of the return of the collateral is uncertain, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

(10)   Investment purchase obligations - The Company commits to fund limited partnership interests, mortgage loan and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans is based on the expiration date of the commitment.

(11)   Operating leases - The Company is obligated under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations.

From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business.  However, these agreements and contracts are not material and are excluded from the table above.

(12)   Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

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

7.11  Application of Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a further discussion of the application of recent accounting pronouncements.

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

•          Insurance risk - the potential of loss resulting from claims, persistency and expense experience exceeding that assumed in the liabilities held.

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

As referenced above, the Company supports a hedging strategy program.  The hedging program consists of the use of various derivative instruments including futures, forwards, interest rate swaps and options such as interest rate swaptions.  The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems.

•                  Futures and forwards are commitments to either purchase or sell designated financial instruments at a future date for a specified price.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2010.  If interest rates increased by 100 basis points (1.00%), the December 31, 2010 fair value of the fixed income assets in the general account would decrease by approximately $929 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2010.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 1.56% to 6.38%.

Projected cash flows by		Interest rate
calendar years (In millions)	Benchmark	increase one percent
2011	$2,208	$2,106
2012	1,868	1,799
2013	2,217	2,155
2014	1,864	1,891
2015	1,714	1,761
Thereafter	12,710	13,068
Undiscounted total	$22,581	$22,780

Fair value	$17,039	$16,110

The Company does not have significant equity risk exposure associated with its equity invested assets as this type of investment is minimal.

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of reduced fee income if equity markets decline.  If equity markets were to decline by 10%, the Company’s associated fee income in 2011 would decline by approximately $20 million.

The Company’s surplus assets include equity investments.  There is a market risk of reduced asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $6.3 million on equity investments in non-affiliates.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits and guaranteed minimum withdrawal benefits.  The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for these benefits would increase by approximately $1 million.  The Company’s dynamic hedging program for the guaranteed minimum withdrawal benefit product would be expected to offset changes in the guaranteed minimum withdrawal benefit liability.

The Company’s exposure to foreign currency exchange rate fluctuations is minimal since only nominal amounts of foreign investments are held.  To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars.  These swaps are purchased each time a foreign currency denominated asset is purchased.

Insurance risk

The Company manages the risks associated with its insurance and other contractual liabilities through the use of actuarial modeling techniques.  These techniques utilize significant assumptions including morbidity, mortality, persistency, expenses, and the cash flow stream of benefit payments.  Through these techniques, the Company attempts to match the anticipated cash flow streams of its invested assets with the anticipated cash flow streams of its insurance and other contractual obligations.  The cash flows associated with determinate policy liabilities are not interest rate sensitive but will vary based upon the timing and amount of benefit payments.  The primary risks associated with these liabilities are that the benefits will exceed those anticipated in the actuarial modeling or that the actual timing of the payment of benefits will differ from what was anticipated.

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

See Item 7.7 above for a further discussion of the Company’s exposure to monoline insurers guarantees and sub-prime securities.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Great-West Life & Annuity Insurance Company

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its accounting for the recognition and presentation of other-than-temporary impairments for certain investments, as required by accounting guidance adopted on April 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 31, 2011

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2010 and 2009

(In Thousands, Except Share Amounts)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,382,402 and $14,117,799)	$15,943,057	$13,917,813
Fixed maturities, held for trading, at fair value (amortized cost $134,587 and $135,425)	144,174	140,174
Mortgage loans on real estate (net of allowances of $16,300 and $14,854)	1,722,422	1,554,132
Equity investments, available-for-sale, at fair value (cost $1,313 and $18,860)	1,888	25,679
Policy loans	4,059,640	3,971,833
Short-term investments, available-for-sale (cost approximates fair value)	964,507	488,480
Limited partnership and other corporation interests	210,146	253,605
Other investments	22,762	24,312
Total investments	23,068,596	20,376,028

Other assets:
Cash	4,476	170,978
Reinsurance receivable	594,997	573,963
Deferred acquisition costs and value of business acquired	306,948	445,257
Investment income due and accrued	239,345	225,449
Premiums in course of collection	15,421	9,015
Deferred income tax assets, net	—	182,441
Collateral under securities lending agreements	51,749	38,296
Due from parent and affiliates	203,231	185,972
Goodwill	105,255	105,255
Other intangible assets	25,642	29,632
Other assets	460,573	491,471
Assets of discontinued operations	62,091	87,719
Separate account assets	22,489,038	18,886,901
Total assets	$47,627,362	$41,808,377

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2010 and 2009

(In Thousands, Except Share Amounts)

	December 31,
	2010	2009
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$20,420,875	$18,972,560
Policy and contract claims	293,383	286,176
Policyholders’ funds	372,980	358,795
Provision for policyholders’ dividends	66,244	69,494
Undistributed earnings on participating business	6,803	3,580
Total policy benefit liabilities	21,160,285	19,690,605

General liabilities:
Due to parent and affiliates	537,474	537,563
Repurchase agreements	936,762	491,338
Commercial paper	91,681	97,613
Payable under securities lending agreements	51,749	38,296
Deferred income tax liabilities, net	57,798	—
Other liabilities	460,310	618,508
Liabilities of discontinued operations	62,042	87,719
Separate account liabilities	22,489,038	18,886,901
Total liabilities	45,847,139	40,448,543

Commitments and contingencies (Note 20)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	764,644	761,330
Accumulated other comprehensive income (loss)	242,516	(132,721)
Retained earnings	766,031	724,193
Total stockholder’s equity	1,780,223	1,359,834
Total liabilities and stockholder’s equity	$47,627,362	$41,808,377

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Income

Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008
Revenues:
Premium income, net of premiums ceded of $41,474, $48,761 and $37,176	$805,622	$560,252	$525,137
Fee income	447,954	386,201	429,221
Net investment income	1,174,744	1,149,084	1,078,469
Realized investment gains (losses), net:
Total other-than-temporary losses	(96,648)	(112,764)	(91,398)
Other-than-temporary losses transferred to other comprehensive income	16,747	13,422	—
Other realized investment gains, net	55,406	31,802	69,702
Total realized investment gains (losses), net	(24,495)	(67,540)	(21,696)
Total revenues	2,403,825	2,027,997	2,011,131
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $30,678, $47,077 and $42,380	628,895	590,456	605,111
Increase (decrease) in future policy benefits	320,167	109,728	(38,354)
Interest paid or credited to contractholders	518,918	552,620	515,428
Provision (benefit) for policyholders’ share of earnings on participating business (Note 4)	2,197	1,245	(206,415)
Dividends to policyholders	70,230	72,755	71,818
Total benefits	1,540,407	1,326,804	947,588
General insurance expenses	498,386	435,478	436,987
Amortization of deferred acquisition costs and value of business acquired	50,741	62,274	50,541
Interest expense	37,421	37,508	39,804
Total benefits and expenses, net	2,126,955	1,862,064	1,474,920
Income from continuing operations before income taxes	276,870	165,933	536,211
Income tax expense	72,515	41,433	83,491
Income from continuing operations	204,355	124,500	452,720
Income (loss) from discontinued operations, net of income tax expense (benefit) of ($900), $ - and $373,436	(1,600)	—	668,188
Net income	$202,755	$124,500	$1,120,908

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2010, 2009 and 2008

(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	paid-in	gains (losses)	benefit plan	Retained
	stock	capital	on securities	adjustments	earnings	Total
Balances, January 1, 2008	$7,032	$747,533	$(5,687)	$4,169	$1,267,438	$2,020,485
Net income					1,120,908	1,120,908
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains (losses)			(685,907)			(685,907)
Employee benefit plan adjustment				(75,248)		(75,248)
Total comprehensive income						359,753
Impact of adopting ASC section 715-20-65 “Defined Benefit Plans” measurement date provisions					(206)	(206)
Dividends					(1,772,293)	(1,772,293)
Capital contribution - stock-based compensation		5,123				5,123
Income tax benefit on stock-based compensation		4,256				4,256
Balances, December 31, 2008	7,032	756,912	(691,594)	(71,079)	615,847	617,118
Net income					124,500	124,500
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						762,980
Impact of adopting ASC section 320-10-65 “Investments - Debt and Equity Securities” on available-for-sale securities, net of tax			(8,528)		8,528	—
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	724,193	1,359,834
Net income					202,755	202,755
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			6,346			6,346
Net change in unrealized gains (losses)			372,233			372,233
Employee benefit plan adjustment				(3,342)		(3,342)
Total comprehensive income						577,992
Dividends					(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855				1,855
Income tax benefit on stock-based compensation		1,459				1,459
Balances, December 31, 2010	$7,032	$764,644	$288,469	$(45,953)	$766,031	$1,780,223

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$202,755	$124,500	$1,120,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	2,197	1,245	(206,415)
Amortization of premiums / (accretion) of discounts on investments, net	(44,096)	(59,048)	(55,161)
Net realized (gains) losses on investments	26,665	85,627	33,789
Net proceeds / (purchases) of trading securities	901	(97,474)	(22,341)
Interest credited to contractholders	514,002	546,429	510,996
Depreciation and amortization	65,938	80,227	73,062
Deferral of acquisition costs	(80,020)	(74,642)	(57,816)
Deferred income taxes	37,524	94,096	3,228
Gain from discontinued operations	—	—	(696,928)
Other, net	(9,834)	2,911	3,546
Changes in assets and liabilities:
Policy benefit liabilities	135,731	59,227	(285,955)
Reinsurance receivable	4,594	8,898	(158,532)
Accrued interest and other receivables	(20,302)	(80,380)	(8,388)
Other assets	15,662	(26,218)	6,466
Other liabilities	(112,002)	(86,125)	83,792
Net cash provided by operating activities	739,715	579,273	344,251

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	4,515,507	3,639,252	4,038,077
Mortgage loans on real estate	158,246	96,160	112,597
Equity investments and other limited partnership interests	88,639	51,982	46,344
Purchases of investments:
Fixed maturities available-for-sale	(5,355,943)	(3,975,219)	(3,742,716)
Mortgage loans on real estate	(331,843)	(281,962)	(297,715)
Equity investments and other limited partnership interests	(19,439)	(14,316)	(13,421)
Net change in short-term investments	(919,023)	(360,896)	44,130
Net change in repurchase agreements	445,424	289,259	63,542
Policy loans, net	24,257	(625)	(39,351)
Other, net	1,507	2,613	—
Proceeds from the disposition of Healthcare segment, net of cash disposed, direct expenses and income taxes	—	—	846,759
Net cash provided by (used in) investing activities	(1,392,668)	(553,752)	1,058,246

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Contract deposits	$2,234,984	$1,921,471	$1,921,238
Contract withdrawals	(1,570,767)	(1,660,454)	(1,465,420)
Change in due to parent and affiliates	(16,274)	(141,770)	(20,444)
Dividends paid	(160,917)	(24,682)	(1,772,293)
Net commercial paper borrowings	(5,932)	446	1,500
Change in bank overdrafts	3,898	19,857	(108,418)
Income tax benefit of stock option exercises	1,459	2,237	4,256
Net cash provided by (used in) financing activities	486,451	117,105	(1,439,581)

Net increase (decrease) in cash	(166,502)	142,626	(37,084)
Cash, continuing and discontinued operations, beginning of year	170,978	28,352	65,436
Cash, end of year	$4,476	$170,978	$28,352

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$33	$(44,878)	$390,897
Income tax payments withheld and remitted to taxing authorities	56,664	55,055	56,637
Interest	37,421	37,508	39,804

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,855	$2,181	$5,123
Fair value of assets acquired in settlement of fixed maturity investments	—	—	6,388

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, valuation and accounting for derivative instruments, policy and contract benefits and claims, deferred acquisition costs and value of business acquired, goodwill, employee benefits plans and taxes on income.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Restatement of the December 31, 2009 and 2008 consolidated financial statements - The accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2008 have been restated to reflect the following:

•      Current and deferred income taxes for continuing and discontinued operations were each overstated due to errors in the current and deferred tax accounts.  These errors are primarily the result of an omitted deferred tax asset related to pensions and other less significant items in the current and deferred tax accounts. As a result of these tax errors, stockholder’s equity was understated by $33,313 and $29,551 for the years ended December 31, 2009  and 2008, respectively.

•      Deferred acquisition costs were overstated due to the inclusion of certain expenses related to service contracts that were not associated with annuity contracts.  The deferred acquisition costs have been reduced for these service contracts and their expenses are included as part of general insurance expenses. As a result of the error in deferred acquisition costs, stockholder’s equity was overstated by $23,262 and $21,564 for the years ended December 31, 2009  and 2008, respectively.

•      Adjustments were made to correct the consolidated statement of cash flows to reflect the adjustments above in addition to adjustments for a misclassification of cash flows from in process trades.  As a result of the corrections to the statement of cash flows, net cash flows from operations (decreased) increased by ($31,845) and $11,228 and net cash flows from investing activities increased by $5,213 and $2,827 and net cash flows from financing activities increased (decreased) by $26,632 and $14,055 for the year ended December 31,2009 and 2008 respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table summarizes the effect of the adjustments the Company made to its consolidated financial statements as a result of these adjustments:

	As previously
	reported	Adjustments	As restated
Consolidated Balance Sheets
2009
Deferred acquisition costs and value of business acquired	$481,044	$(35,787)	$445,257
Deferred income tax assets, net	125,878	56,563	182,441
Due from parent and affiliates	196,697	(10,725)	185,972
Total assets	41,798,326	10,051	41,808,377
Retained earnings	714,142	10,051	724,193
Total stockholder’s equity	1,349,783	10,051	1,359,834
Total liabilities and stockholder’s equity	41,798,326	10,051	41,808,377

Consolidated Statements of Income
2008
General insurance expenses	429,695	7,292	436,987
Amortization of deferred acquistion costs and value of business acquired	52,699	(2,158)	50,541
Total benefits and expenses, net	1,469,786	5,134	1,474,920
Income from continuing operations before income taxes	541,345	(5,134)	536,211
Income tax expense	95,838	(12,347)	83,491
Income from continuing operations	445,507	7,213	452,720
Income (loss) from discontinued operations, net of income tax	652,788	15,400	668,188
Net income	1,098,295	22,613	1,120,908
2009
General insurance expenses	429,143	6,335	435,478
Amortization of deferred acquistion costs and value of business acquired	65,998	(3,724)	62,274
Total benefits and expenses, net	1,859,453	2,611	1,862,064
Income from continuing operations before income taxes	168,544	(2,611)	165,933
Income tax expense	46,108	(4,675)	41,433
Income from continuing operations	122,436	2,064	124,500
Net income	122,436	2,064	124,500

Consolidated Statements of Stockholder’s Equity
Balances, January 1, 2008, Retained Earnings	1,282,064	(14,626)	1,267,438
Balances, January 1, 2008, Total	2,035,111	(14,626)	2,020,485
Net Income, 2008	1,098,295	22,613	1,120,908
Balances, December 31, 2008, Retained Earnings	607,860	7,987	615,847
Balances, December 31, 2008, Total	609,131	7,987	617,118
Net Income, 2009	122,436	2,064	124,500
Balances, December 31, 2009, Retained Earnings	714,142	10,051	724,193
Balances, December 31, 2009, Total	1,349,783	10,051	1,359,834

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	As previously
	reported	Adjustments	As restated
Consolidated Statements of Cash Flows
2008
Net income	1,098,295	22,613	1,120,908
Net realized losses on investments	24,205	9,584	33,789
Purchases of trading securities	(18,869)	(3,472)	(22,341)
Depreciation and amortization	75,220	(2,158)	73,062
Deferral of acquisition costs	(65,108)	7,292	(57,816)
Deferred income taxes	5,525	(2,297)	3,228
Gain from discontinued operations	(681,528)	(15,400)	(696,928)
Other, net	138,089	(134,543)	3,546
Policy benefit liabilities	(325,306)	39,351	(285,955)
Net cash provided by operating activities	333,023	11,228	344,251
Proceeds, Fixed maturities available-for-sale	4,056,869	(18,792)	4,038,077
Proceeds, Mortgage loans on real estate	112,760	(163)	112,597
Proceeds, Equity investments and other limited partnership interests	46,860	(516)	46,344
Net change in short- term investments	81,143	(37,013)	44,130
Other, net	(98,662)	98,662	—
Net cash provided by investing activities	1,055,419	2,827	1,058,246
Change in due to parent and affiliates	(6,389)	(14,055)	(20,444)
Net cash used in financing activities	(1,425,526)	(14,055)	(1,439,581)
2009
Net income	122,436	2,064	124,500
Net realized losses on investments	67,540	18,087	85,627
Depreciation and amortization	83,951	(3,724)	80,227
Deferral of acquisition costs	(80,977)	6,335	(74,642)
Deferred income taxes	125,525	(31,429)	94,096
Other, net	(86,254)	89,165	2,911
Net cash provided by operating activities	611,118	(31,845)	579,273
Proceeds, Fixed maturities available-for-sale	3,625,569	13,683	3,639,252
Proceeds, Mortgage loans on real estate	96,258	(98)	96,160
Proceeds, Equity investments and other limited partnership interests	52,144	(162)	51,982
Purchases, Fixed maturities available-for-sale	(4,026,580)	51,361	(3,975,219)
Purchases, Mortgage loans on real estate	(282,252)	290	(281,962)
Net change in short- term investments	(400,781)	39,885	(360,896)
Other, net	101,734	(99,121)	2,613
Net cash used in investing activities	(558,965)	5,213	(553,752)
Change in due to parent and affiliates	(168,402)	26,632	(141,770)
Net cash provided by financing activities	90,473	26,632	117,105

Significant Accounting Policies

Investments - Investments are reported as follows:

1.       The Company classifies the majority of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section of the consolidated balance sheets. Net unrealized gains and losses related to participating contract policies that cannot be distributed are recorded as undistributed earnings on participating business in the Company’s consolidated balance sheets.  The Company recognizes the acquisition of its public fixed maturity and equity investments on a trade date basis.

Premiums and discounts are recognized as a component of net investment income using the scientific interest method, realized gains and losses are included in net realized investment gains (losses) and declines in value determined to be other-than-temporary are included in total other-than-temporary losses.

The Company purchases fixed maturity securities which are classified as held for trading.  Assets in the held for trading category are carried at fair value with changes in fair value reported in net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

2.       Mortgage loans on real estate consist of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts and allowances for credit losses. Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status.  Premiums and discounts are amortized to net investment income using the scientific interest method.  Prepayment penalty fees are recognized in other realized investment gains upon receipt.

The Company reviews the reasonableness of its credit loss methodology quarterly, by reviewing certain key indicators by loan type, including but not limited to, trends in the number of individual loans in default, number of late payments and other data indicative of underperforming loans.  Additionally, the Company’s provision methodology is reviewed for reasonableness in relation to current trends in market data affecting collateral values, local and national economic market conditions and their effect on the Company’s historic loan loss experience.  The primary risk characteristics in the portfolio include the borrower’s inability to service debt from operations and collateral valuation declines due to leasing or market conditions.  Risk is mitigated through first position collateralization, guarantees, loan covenants and borrower reporting requirements. Since the Company does not originate or hold uncollateralized mortgages, loans are generally not fully charged off.  Generally, unrecoverable amounts are charged off during the final stage of the foreclosure process.

3.       Equity investments classified as available-for-sale are carried at fair value with net unrealized gains and losses, net of deferred taxes, reported as accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s consolidated balance sheets.  Realized gains and losses are included in net realized investment gains (losses).  Declines in value, determined to be other-than-temporary, are included in total other-than-temporary losses.

4.       Limited partnership and other corporation interests are accounted for using either the cost or equity method of accounting.  The Company uses the cost method on investments where it has a minor equity interest and no significant influence over the entity’s operations.  The Company uses the equity method on investments in which it has a partnership interest in excess of 5%, although the Company has no significant influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These interests are carried at amortized cost as determined using the effective yield method.

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

9.       One of the significant estimates inherent in the valuation of investments is the evaluation of fixed maturity for other-than-temporary impairments.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period.  The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary.

If management either (a) has the intent to sell a fixed maturity investment or (b) it is more likely than not the Company will be required to sell a fixed maturity investment before its anticipated recovery, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security.  If management does not intend to sell the security and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit loss, which is recognized in current period earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  After the recognition of an other-than-temporary impairment, a fixed maturity investment is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

Derivative financial instruments - All derivatives, regardless of hedge accounting treatment, are recorded on the consolidated balance sheets in other assets and other liabilities at fair value.  Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into.  If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets and are recognized in the consolidated income statements when the hedged item affects earnings.  Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.  Investment gains and losses generally result from the termination of derivative contracts prior to expiration.  Certain derivatives in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

agreements with the counterparty. This collateral is held directly by the Company.  This unrestricted cash collateral is included in other assets and the obligation to return is included in other liabilities.

Cash - Cash includes only amounts in demand deposit accounts.

Bank overdrafts - The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis.  Checks issued but not yet presented to banks for payment can result in overdraft balances for accounting purposes and are included in other liabilities in the accompanying consolidated balance sheets.  At December 31, 2010 and 2009, these liabilities were $32,572 and $28,674, respectively.

Internal use software - Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage are capitalized.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $24,196 and $20,590, are included in other assets at December 31, 2010 and 2009, respectively.  The Company capitalized $9,816, $8,014 and $2,324 of internal use software development costs during the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred acquisition costs and value of business acquired - Deferred acquisition costs (“DAC”), which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, have been deferred to the extent recoverable.  The value of business acquired (“VOBA”) represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.  The recoverability of such costs is dependent upon the future profitability of the related business.  DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits.  DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated Other Comprehensive Income (Loss)”.  See Note 9 for additional information regarding deferred acquisition costs and the value of business acquired.

Goodwill and other intangible assets - Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition and is considered an indefinite lived asset and therefore is not amortized.  The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test.  If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified.  There were no impairments of goodwill recognized during the years ended December 31, 2010, 2009 or 2008.

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and preferred provider relationships in various acquisitions.  These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost.  The initial valuations of these intangible assets were supported by an independent valuation study that was commissioned by the Company.  Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based upon the cash flows generated by these assets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Separate accounts - Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets.  The Company issues variable annuity contracts through separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder and therefore, are not included in the Company’s consolidated statements of income.

Revenues to the Company from the separate accounts consist of contract maintenance fees, investment management fees, administrative fees and mortality and expense risk charges.

The Company’s separate accounts invest in shares of Maxim Series Fund Inc. and Putnam Funds, open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  See footnote 5 for a further discussion of separate accounts.

Life insurance and annuity future benefits - Life insurance and annuity future benefits with life contingencies in the amounts of $12,395,926 and $11,807,570 at December 31, 2010 and 2009, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds.  Annuity contract benefits without life contingencies in the amounts of $7,976,954 and $7,117,591 at December 31, 2010 and 2009, respectively, are established at the contractholder’s account value.

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

Participating life and annuity policy benefit liabilities are $6,544,238 and $6,354,261 at December 31, 2010 and 2009, respectively.  Participating business approximates 9% of the Company’s individual life insurance in-force at December 31, 2010 and 2009 and 13%, 19% and 24% of individual life insurance premium income for the years ended December 31, 2010, 2009 and 2008, respectively.  The policyholder’s share of net income on participating policies is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The Company had established a Participating Policyholder Experience Account (“PPEA”) for the benefit of all participating policyholders.  The Company had also established a Participation Fund Account (“PFA”) for the benefit of the participating policyholders previously assumed from The Great-West Life Assurance Company (“GWL”) under an assumption reinsurance transaction.  The PFA was part of the PPEA.  As discussed in Note 4, on January 1, 2008, the Company was no longer required to maintain the PPEA.

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

Net investment income - Interest income from fixed maturities and mortgage loans on real estate is recognized when earned.  Net investment income on equity securities is primarily comprised of dividend income and is recognized on ex-dividend date.

Realized investment gains (losses) and derivative financial instruments - Realized investment gains and losses are reported as a component of revenues and are determined on a specific identification basis.  Realized investment gains and losses also result from the termination of derivative contracts prior to expiration that are not designated as hedges for accounting purposes and certain fair-value hedge relationships.  See item 9 above for a description of realized investment gains (losses) as it relates to other-than-temporary impairments.

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

2.     Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  Effective July 1, 2009, SFAS No. 161 was superseded and replaced by certain provisions of the FASB Accounting Standards CodificationTM (the “ASC”) topic 815, “Derivatives and Hedging” (“ASC topic 815”).  These provisions of ASC topic 815 apply to all derivative instruments and related hedged items.  These provisions of ASC topic 815 require entities to provide enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  These provisions of ASC topic 815 are effective for fiscal years beginning after November 15, 2008.  The Company adopted these provisions of ASC topic 815 for its fiscal year beginning January 1, 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2, and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and will adopt the Level 3 purchase, sales, issuances and settlement provisions for its fiscal year beginning January 1, 2011.  The adoption ASU No. 2010-06 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-10 “Consolidation: Amendments for Certain Investment Funds” (“ASU No. 2010-10”).  ASU No. 2010-10 defers the effective date of the amendments to the consolidation requirements made by certain provisions of ASC topic 810 (formerly SFAS No. 167), specifically the evaluation of a company’s interests in mutual funds, private equity funds, hedge funds, real estate entities that measure their investments at fair value, real estate investment trusts and venture capital funds.  The deferral provisions of ASU No. 2010-10 will continue indefinitely.  ASU No. 2010-10 was effective for interim and annual periods in fiscal years beginning after November 15, 2009.  The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”).  ASU No. 2010-20 provides for entities to disclose credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings, modifications as a result of troubled debt restructurings and significant sales or purchases, by disaggregated class, for its financing receivables.  ASU No. 2010-20 is effective for fiscal periods ending after December 15, 2010.  The Company adopted ASU No. 2010-20 for its fiscal year ended December 31, 2010.  The provisions of ASU No. 2010-20 related to troubled debt restructurings have been temporarily deferred and are expected to be effective for periods ending on or after June 15, 2011.  As such, the Company has not adopted the provisions of ASU No. 2010-20 related to this deferral.  The provisions of ASU No. 2010-20 relate only to financial statement disclosures regarding financing receivables and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Future adoption of new accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-15 “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU No. 2010-15”).  ASU No. 2010-15 clarifies that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be its interests and that those interests should not be combined with interests of its general account in the same investment when assessing the investment for consolidation.  ASU No. 2010-15 also provides that an insurance company is required to consider a separate account as a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate.  ASU No. 2010-15 is effective for fiscal years beginning after December 15, 2010.  The Company will adopt ASU No. 2010-15 for its fiscal year beginning on January 1, 2011.  The adoption of ASU No. 2010-15 will not have an impact on the Company’s consolidated financial position or the results of its operations.

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

3.  Discontinued Operations

On April 1, 2008, the Company and certain of its subsidiaries completed the sale of substantially all of their healthcare insurance business to a subsidiary of CIGNA Corporation (“CIGNA”) for $1.5 billion in cash.  During the year ended December 31, 2008, the Company recognized a gain of $696,928, net of income taxes, upon completion of the transaction.  Income from discontinued operations for the year ended December 31, 2008 includes charges of $63,739, net of income taxes, related to costs associated with the sale. The business that was sold, formerly reported as the Company’s Healthcare segment, was the vehicle through which it marketed and administered group life and health insurance to small, mid-sized and national employers.  CIGNA acquired from the Company the stop loss, group life, group disability, group medical, group dental, group vision, group prescription drug coverage and group accidental death and dismemberment insurance business in the United States and the Company’s supporting information technology infrastructure through a combination of 100% indemnity reinsurance agreements, renewal rights, related administrative service agreements and the acquisition of certain of the Company’s subsidiaries.  The Company retained a small portion of its healthcare business and reports it within its Individual Markets segment.  As discussed in Note 17, the Company’s business is now comprised of its Individual Markets, Retirement Services and Other segments. The statements of income and balance sheets of the disposed business activities are presented as discontinued operations for all periods presented in the consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Certain assets and liabilities of the disposed business activities continue to be held by the Company and are presented as discontinued operations for all periods presented in the consolidated balance sheets.  The following table summarizes the classifications of assets and liabilities of discontinued operations at December 31, 2010 and 2009:

	December 31,
	2010	2009(1)
Assets
Reinsurance receivable	$62,091	$87,719
Total assets	$62,091	$87,719

Liabilities
Future policy benefits	$20,975	$28,509
Policy and contract claims	41,067	59,210
Total liabilities	$62,042	$87,719

(1) Amounts have been restated due to a missclassification of future policy benefits and policy and contract claims from that previously reported of $56,219 and $31,500, respectively.

The following table summarizes selected financial information included in income (loss) from discontinued operations in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Revenues from discontinued operations	$—	$—	$317,658
Benefits and expenses from discontinued operations	1,600	—	346,398
Loss from discontinued operations, net of income tax benefit of $900, $ - and $19,258	(1,600)	—	(28,740)
Gain on sale of discontinued operations, net of income taxes of $ - , $ - and $392,694	—	—	696,928
Income (loss) from discontinued operations	$(1,600)	$—	$668,188

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

5.  Related Party Transactions

Included in the consolidated balance sheets at December 31, 2010 and 2009 are the following related party amounts:

	December 31,
	2010	2009
Reinsurance receivable	$483,564	$452,510
Future policy benefits	2,183,167	2,293,712

Included in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 are the following related party amounts:

	Year ended December 31,
	2010	2009	2008
Premium income, net of related party premiums ceded of $3,588, $3,411, and $3,662	$131,037	$137,085	$155,752
Life and other policy benefits, net of reinsurance recoveries of $4,906, $7,415 and $7,356	122,830	118,624	120,999
Increase (decrease) in future policy benefits	(65,778)	(45,960)	(42,180)

The Company provides administrative and operational services for the United States operations of The Great-West Life Assurance Company (“GWL”) and the United States operations of The Canada Life Assurance Company (“CLAC”), wholly-owned subsidiaries of Lifeco.  The Company also provides investment services for London Reinsurance Group, an indirect subsidiary of GWL.  The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements for the years ended December 31, 2010, 2009 and 2008.  These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year ended December 31,
	2010	2009	2008
Investment management and administrative revenue included in fee income and net investment income	$7,505	$7,334	$7,856
Administrative and underwriting expense reimbursements included as a reduction to general insurance expense	988	944	1,092
Total	$8,493	$8,278	$8,948

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table summarizes amounts due from parent and affiliates at December 31, 2010 and 2009:

			December 31,
Related party	Indebtedness	Due date	2010	2009
GWL&A Financial Inc.	On account	On demand	$11,298	$17,248
Great-West Lifeco U.S. Inc.	On account	On demand	191,185	166,991
Great-West Lifeco Finance LP	On account	On demand	—	598
Great-West Lifeco Finance LP II	On account	On demand	187	—
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co.	On account	On demand	—	142
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	—	237
Putnam Investments LLC	On account	On demand	182	125
The Crown Life Insurance Company	On account	On demand	152	491
Other related party receivables	On account	On demand	227	140
Total			$203,231	$185,972

The following table summarizes amounts due to parent and affiliates at December 31, 2010 and 2009:

			December 31,
Related party	Indebtedness	Due date	2010	2009
GWL&A Financial Inc. (1)	Surplus note	November 2034	$194,231	$194,218
GWL&A Financial Inc. (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2011	4,701	4,701
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	13	—
Great-West Lifeco Finance LP II	On account	On demand	—	2,223
The Great-West Life Assurance Company	On account	On demand	4,046	1,352
The Canada Life Assurance Company	On account	On demand	1,083	1,669
Total			$537,474	$537,563

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,230 and $194,218 at December 31, 2010 and 2009, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.  The note matures on November 14, 2034.

(2) A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016.  After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate.  The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.  The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $37,042, for each of the three years ended December 31, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,068,300 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At December 31, 2010 and 2009 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $436,661 and $407,154 of funds withheld assets as of December 31, 2010 and 2009, respectively.  CLAC pays the Company on a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc. an affiliated open-end management investment company and to several affiliated insurance company separate accounts.   Included in fee income on the consolidated statements of income is $59,320, $52,540 and $61,403 of advisory and management fee income from these affiliated entities for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2010, 2009 and 2008, these purchases totaled $162,504, $149,302 and $64,723, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $269,495 and $364,233 at December 31, 2010 and 2009, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

6.              Summary of Investments

The following tables summarize fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2010 and 2009:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair value and	OTTI (gain) loss
	cost	gains	losses	carrying value	included in AOCI (1)
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$2,289,010	$96,924	$14,784	$2,371,150	$—
Obligations of U.S. states and their subdivisions	1,784,299	173,567	15,603	1,942,263	—
Corporate debt securities	7,625,810	557,104	144,486	8,038,428	5,439
Asset-backed securities (2)	2,104,420	51,663	154,157	2,001,926	(22,284)
Residential mortgage-backed securities	730,293	20,888	12,119	739,062	505
Commercial mortgage-backed securities	812,915	28,049	20,615	820,349	—
Collateralized debt obligations	35,655	5	5,781	29,879	—
Total fixed maturities	$15,382,402	$928,200	$367,545	$15,943,057	$(16,340)

Equity investments:
Financial services	$192	$533	$—	$725	$—
Equity mutual funds	432	119	—	551	—
Airline industry	689	—	77	612	—
Total equity investments	$1,313	$652	$77	$1,888	$—

(1) Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2) OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position of $22,284 at December 31, 2010 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair value and	OTTI (gain) loss
	cost	gains	losses	carrying value	included in AOCI (1)
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$1,972,541	$77,068	$10,815	$2,038,794	$—
Obligations of U.S. states and their subdivisions	1,247,854	120,211	4,214	1,363,851	—
Foreign governments	461	4	—	465	—
Corporate debt securities	7,030,032	316,599	216,886	7,129,745	10,049
Asset-backed securities	2,268,789	3,221	383,965	1,888,045	13,422
Residential mortgage-backed securities	842,427	4,533	75,897	771,063	—
Commercial mortgage-backed securities	703,864	8,058	35,792	676,130	—
Collateralized debt obligations	51,831	332	2,443	49,720	—
Total fixed maturities	$14,117,799	$530,026	$730,012	$13,917,813	$23,471

Equity investments:
Financial services	$191	$314	$—	$505	$—
Consumer products	4	66	2	68	—
Equity mutual funds	15,504	5,223	450	20,277	—
Airline industry	3,161	1,673	5	4,829	—
Total equity investments	$18,860	$7,276	$457	$25,679	$—

(1) Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

See Note 7 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2010, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized cost	Estimated fair value

Maturing in one year or less	$558,282	$588,661
Maturing after one year through five years	2,899,335	3,132,330
Maturing after five years through ten years	3,284,278	3,595,103
Maturing after ten years	2,830,812	2,834,422
Mortgage-backed and asset-backed securities	5,809,695	5,792,541
	$15,382,402	$15,943,057

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to fifteen years.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Proceeds from sales	$3,222,700	$2,258,653	$2,696,635
Gross realized investment gains from sales	62,702	42,375	50,173
Gross realized investment losses from sales	(26)	(267)	(1,456)

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and gains on repurchase agreement transactions.

The Company has a corporate fixed maturity security with fair values of $8,845 and $7,979 that has been non-income producing for the twelve months preceding December 31, 2010 and 2009, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.  No additional impairment has been recognized since the period in which it was deemed impaired.

The Company holds certain performing securities subject to deferred coupons in which the issuer has exercised its contractual right to defer the payment of the coupons.  At December 31, 2010, the Company had total coupon payment receivables of $457.  The Company expects to receive these payments in 2012.  Based on the information presently available, management believes there is reasonable assurance of collection of the deferred coupons at the end of the deferral period.  At December 31, 2009, the Company held certain performing securities subject to deferred coupons where deferral was not elected.

Derivative financial instruments - The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  As detailed below, derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed minimum withdrawal benefit (“GMWB”) liabilities, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities and separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-U.S. dollar denominated assets, and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

Derivative transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in most cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company incorporates the market’s perception of its own and the counterparty’s non-performance risk through review of credit spreads in determining the fair value of the portion of its over-the-counter (“OTC”) derivative assets and liabilities that are uncollateralized.  Fair values are adjusted accordingly based on an internal carry value adjustment model at December 31, 2010.  As the Company enters into derivative transactions only with high quality institutions, no losses have been incurred due to non-performance by any of the counterparties.  Certain of these arrangements require collateral when the fair value exceeds certain thresholds and also include credit contingent provisions that provide for a reduction of these thresholds in the event of downgrades in the credit ratings of the Company and/or the counterparty.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Certain interest rate swaptions and swaps in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of December 31, 2010 and 2009, the $7,790 and $4,300, respectively, of unrestricted cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  These collateral amounts are not offset against the derivative fair values in the accompanying tables.

Requirements for collateral pledged to the Company are determined based on the counterpartys’ credit rating.  Requirements for collateral pledged by the Company are determined based on the Company’s credit rating.  In the event of credit downgrades, additional collateral may be required.  At December 31, 2010, the Company did not have derivatives in a net liability position.  As a result, the Company would not be required to pledge any additional collateral in the event of a downgrade.

The Company may purchase a financial instrument that contains a derivative embedded in the financial instrument.  Upon purchasing the instrument, the Company determines if (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (b) a separate instrument with the same terms would qualify as a derivative instrument.  If the Company determines that these conditions are met, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Foreign currency exchange contracts are used to manage the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  The Company’s derivatives treated as cash flow hedges are eligible for hedge accounting.

As of December 31, 2010, the Company estimates that $6,323 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

Derivatives not designated as hedging instruments

GMWB Derivative Instruments - The Company introduced a variable annuity product with a GMWB in 2010.  This product utilizes an investment risk hedging program including purchases of the following derivative instruments: exchange-traded interest rate swap futures and exchange traded equity index futures on certain indices.  The Company anticipates adding OTC interest rate swaps as the product sales volume grows.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.  Although the hedge program is actively managed, it may not exactly offset changes in the GMWB liability due to, among other things, divergence between the performance of the underlying investments and the hedge instruments, high levels of volatility in the equity and interest rate markets and differences between actual contractholder behavior and what is assumed.  The performance of the underlying investments compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The hedging program for the general account life insurance and group pension liabilities incorporates a combination of static hedges purchased in 2009 and dynamic (i.e. frequently rebalanced based on interest rate movements) hedges which were put in place in 2010. These hedges are used to manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders. The Company has purchased the following derivative instruments: (a) OTC interest rate swaptions as static hedges, and (b) OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures as dynamic hedges.

The hedging program for certain separate account life insurance liabilities is also a combination of static and dynamic hedges using OTC interest rate swaptions, OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures. These hedges are used to manage the potential change of cash flows due to increased surrenders. The costs and performance of these hedges are passed directly to the associated separate account liabilities through an adjustment to the liability credited rates.  The notional amount of the Company’s swaptions associated with the separate account liabilities is approximately 28% of the total swaption notional amount as of December 31, 2010. The notional amount of the derivatives used in the dynamic hedging program associated with separate account liabilities is approximately 5% of the total notional within that program as of December 31, 2010.

Other Derivative Instruments - In 2009, the Company used U.S. Treasury futures contracts to hedge fair value changes in certain interest rate swaps.  During the fourth quarter of 2010, the Company utilized futures on equity indices to hedge the Company’s equity based fee income.  While these derivatives are economic hedges and used to manage risk, the Company did not elect hedge accounting on these transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables summarize derivative financial instruments at December 31, 2010 and 2009:

	December 31, 2010
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$90,700	$10,255	$10,386	$131
Foreign currency exchange contracts	30,000	(252)	—	252
Interest rate futures	80,700	—	—	—
Total cash flow hedges	201,400	10,003	10,386	383

Fair value hedges:
Interest rate futures	128,900	—	—	—
Total fair value hedges	128,900	—	—	—

Total derivatives designated as hedges	330,300	10,003	10,386	383

Derivatives not designated as hedges:
GMWB derivative instruments:
Interest rate swap futures	5,300	—	—	—
Futures on equity indices	680	—	—	—
Total GMWB derivative instruments	5,980	—	—	—

Interest rate risk derivative instruments:
Interest rate swaps	612,902	4,036	9,484	5,448
Interest rate futures	2,460	—	—	—
Interest rate swap futures	44,600	—	—	—
Interest rate swaptions	1,083,000	4,956	4,956	—
Total interest rate risk derivative instruments	1,742,962	8,992	14,440	5,448

Total derivatives not designated as hedges	1,748,942	8,992	14,440	5,448

Total cash flow hedges, fair value hedges, and derivatives not designated as hedges	$2,079,242	$18,995	$24,826	$5,831

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities the consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	December 31, 2009
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$156,500	$14,690	$14,690	$—
Foreign currency exchange contracts	30,000	(3,317)	—	3,317
Interest rate futures	22,500	—	—	—
Total cash flow hedges	209,000	11,373	14,690	3,317

Fair value hedges:
Interest rate futures	39,200	—	—	—
Total fair value hedges	39,200	—	—	—

Total derivatives designated as hedges	$248,200	$11,373	$14,690	$3,317

Derivatives not designated as hedges:
Interest rate risk derivative instruments:
Interest rate swaptions	1,140,000	8,460	8,460	—
Total interest rate risk derivative instruments	1,140,000	8,460	8,460	—

Other derivative instruments:
Interest rate futures	103,500	—	—	—
Total other derivative instruments	103,500	—	—	—

Total derivatives not designated as hedges	1,243,500	8,460	8,460	—

Total cash flow hedges, fair value hedges, and derivatives not designated as hedges	$1,491,700	$19,833	$23,150	$3,317

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the consolidated balance sheets.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged.  Notional amounts are not paid or received.

The Company had 117 and 18 swap transactions with an average notional amount of $19,745 and $9,415 during the years ended December 31, 2010 and 2009, respectively.  The Company had 979 and 129 futures transactions with an average number of contracts per transaction of 26 and 113 during the years ended December 31, 2010 and 2009, respectively.  The decrease in the average number is related to smaller, more frequent trades in the interest rate risk dynamic hedging program.  As of December 31, 2010, the Company had three swaptions expire.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The change in notional amount of derivatives since December 31, 2009 was primarily due to the following:

•                  The increased number of derivative transactions, and therefore notional amount, is associated with the Interest Rate Risk dynamic hedging program and the GMWB hedging program both of which began in June 2010.  Volumes are expected to continue to grow under these programs.

•                  The decrease in the notional regarding interest rate futures under other derivative instruments was due to the Company closing futures hedging interest rate swaps during the fourth quarter of the current year.

The Company recognized total derivative gains (losses) in net investment income of $1,366 and $2,105 for the years ended December 31, 2010 and 2009, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.  The Company realized net investment gains (losses) on closed derivative positions of ($17,076) and ($3,905) for the years ended December 31, 2010 and 2009, respectively.

The following tables present the effect of derivative instruments in the consolidated statements of income for the years ended December 31, 2010 and 2009 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
					Income			Income
	Year ended December 31,		Year ended December 31,		statement	Year ended December 31,		statement
	2010	2009	2010	2009	location	2010	2009	location
Cash flow hedges:
Interest rate swaps	13,896	$(52,350)	$1,582	$553	(A)	—	$6	(A)
Foreign currency exchange contracts	3,065	(5,334)	—	—		—	—
Interest rate futures	—	—	—	—		92	—	(A)
Interest rate futures	332	466	110	53	(A)	545	—	(B)
Total cash flow hedges	$17,293	$(57,218)	$1,691	$606		$637	$6

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
			Income			Income
	Year ended December 31,		statement	Year ended December 31,		statement
	2010	2009	location	2010	2009	location
Fair value hedges:
Interest rate futures	$(1,027)	$6,030	(A)	$—	$—
Interest rate futures	(1,088)	(1,124)	(B)	—	—
Items hedged in interest rate futures	—	—		3,632	(4,691)	(A)
Total fair value hedges (1)	$(2,115)	$4,906		$3,632	$(4,691)

(1)    Hedge ineffectiveness of $1,517 and $215 for the years ended 2010 and 2009, respectively, is recognized in net investment income.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Gain (loss) on derivatives recognized in net income
		Income		Income
	Year ended	statement	Year ended	statement
	December 31, 2010	location	December 31, 2009	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$16	(A)	$—
Interest rate swap futures	(352)	(B)	—
Futures on equity indices	(9)	(A)	—
Futures on equity indices	(84)	(B)	—
Total GMWB derivative instruments	(429)		—

Interest rate risk derivative instruments:
Interest rate swaps	4,036	(A)	—
Interest rate swaps	(4,305)	(B)	—
Interest rate futures	98	(A)	—
Interest rate futures	(432)	(B)	—
Interest rate swaptions	(3,450)	(A)	—
Interest rate swaptions	(54)	(B)	—
Total interest rate risk derivative instruments	(4,107)		—

Other derivative instruments:
Interest rate futures	(3,714)	(A)	3,714	(A)
Interest rate futures	(10,856)	(B)	(2,781)	(B)
Interest rate swaptions	—	(A)	(3,560)	(A)
Interest rate swaps	(171)	(B)	—
Futures on equity indicies	(279)	(B)	—
Total other derivative instruments	(15,020)		(2,627)

Total derivatives not designated as hedging instruments	$(19,556)		$(2,627)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

Mortgage loans - The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The table below summarizes the carry value of the mortgage loan portfolio by component as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Principal	$1,709,075	$1,532,596
Write-offs	—	—
Unamortized premium (discount)	29,647	36,390
Allowance for credit loss	(16,300)	(14,854)
Total mortgage loans	$1,722,422	$1,554,132

Of the total principal balance in the mortgage loan portfolio, $8,470 and $578 related to impaired loans at December 31, 2010 and 2009, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The Company uses an internal risk assessment process as a primary credit quality indicator, which is updated quarterly, with regard to impairment review and credit loss calculations.  The Company follows a comprehensive approach with the management of mortgage loans that includes ongoing analysis of factors such as debt service coverage ratios, loan-to-value ratios, payment status, default or legal status, annual collateral property evaluations and general market conditions.  Management’s risk assessment process is subjective and includes the categorization of all loans, based on the above mentioned credit quality indicators, into one of the following categories:

•              Performing - generally indicates the loan has standard market risk and is within its original underwriting guidelines.

•              Non-performing - generally indicates that there is a potential for loss due to the deterioration of financial/monetary default indicators, or potential foreclosure.  Due to the potential for loss, these loans are disclosed as impaired.

The Company’s allowance for credit loss is reviewed and determined by applying the Company’s historic loss percentages, adjusted to current credit market conditions, to loan groups with similar credit quality indicators.  Loans that meet the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required.  Loans reviewed for specific impairment are excluded from the analysis to estimate the credit loss allowance for the loans categorized as performing in the portfolio.

The recorded investment of impaired mortgage loans was $9,576 and $626 for the years ended December 31, 2010 and 2009, respectively.  The Company estimated no loss and therefore no specific allowance was recorded at December 31, 2010, 2009 or 2008.  The average recorded investment of impaired mortgage loans was $5,101 and $313 for the years ended December 31, 2010 and 2009, respectively.  The interest income earned and recognized on impaired loans during the years ended December 31, 2010 and 2009 was $465 and $48, respectively.  The interest income collected on impaired loans during the years ended December 31, 2010 and 2009 was $610 and $51, respectively.  For the year ended December 31, 2008, there was no interest income earned and recognized or collected on impaired loans.

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Performing	$1,729,146	$1,568,360
Non-performing	9,576	626
Total	$1,738,722	$1,568,986

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table summarizes activity in the allowance for mortgage loan credit losses for the years 2010 and 2009:

	December 31,
	2010	2009
	Commercial mortgages	Commercial mortgages
Beginning balance	$14,854	$8,834
Charge offs	—	—
Recoveries	—	—
Provision increases	1,446	6,172
Provision decreases	—	(152)
Quantitative change in policy or methodology	—	—
Ending balance	$16,300	$14,854

Ending allowance balance from loans individually evaluated for impairment	$—	$—
Ending allowance balance from loans collectively evaluated for impairment	16,300	14,854
Ending allowance balance from loans acquired with deteriorated credit quality	—	—

Mortgage loans, gross of allowance, ending recorded investment	$1,738,722	$1,568,986
Ending recorded investment of loans individually evaluated for impairment	27,250	4,506
Ending recorded investment of loans collectively evaluated for impairment	1,711,472	1,564,480
Ending recorded investment of loans acquired with deteriorated credit quality	—	—

There was no specific impairment for the years ended December 31, 2010, 2009 or 2008.  One property was acquired through foreclosure during 2010.  There were no properties acquired through foreclosure during 2009.  The property acquired through foreclosure in 2010 was liquidated during 2010 for $513.  As of December 31, 2010 and 2009, there were four and one properties, respectively, in the process of foreclosure which had carry values of $2,158 and $626, respectively.  The Company did not complete any significant purchases or sales of mortgage loans during the years ended December 31, 2010 and 2009.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The tables below summarize the recorded investment of the mortgage loan portfolio by aging category as of December 31, 2010 and 2009:

	December 31, 2010
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,733,922	$2,642	$—	$2,158	$1,738,722

(1) Includes four loans in the amount of $2,158 in process of foreclosure.

	December 31, 2009
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,568,360	$—	$—	$626	$1,568,986

(1) Includes one loan in the amount of $626 in process of foreclosure.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure, all accrual of interest was discontinued.  There were no loans greater than 90 days past due and accruing interest during the years ended December 31, 2010 and 2009.  The Company resumes interest accrual on loans when a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits are considered to be more favorable than those achieved by acquiring the collateral through foreclosure.  At December 31, 2010, the Company had one loan, with a carry value of $6,355, classified as a troubled debt restructuring with loan modifications which primarily reduced the interest rate for the life of the loan, but did not extend the maturity date or forgive any principal.  The Company did not create a specific allowance for the restructured loan.  At December 31, 2009, there were no restructured loans.

Equity investments - The carrying value of the Company’s equity investments was $1,888 and $25,679 at December 31, 2010 and 2009, respectively.  The decrease in the carry value of the Company’s equity investments was due to the sale of certain holdings in mutual funds with exposure to the S&P 500 index and growth oriented securities.

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At December 31, 2010 and 2009, the Company had $210,146 and $253,605, respectively, invested in limited partnerships and other corporation interests.

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

The following table presents information about the nature and activities of the VIE and effect on the Company’s financial statements as of December 31, 2010 as follows:

Limited partnership interests and
limited liability corporation interests	Liabilities	Maximum exposure to loss
$151,158	$—	$151,158

All of the Company’s investments in LIHLPs are guaranteed by third parties.  One of the guarantors, guaranteeing 7% of the LIHLPs, filed for bankruptcy protection in 2009; however, the bankruptcy does not currently impact the guarantee.  Eighty-two percent, or $123,853 of the interests, are backed by third party guarantors with an investment grade rating.

The Company is not required to provide any additional funding to the LIHLPs unless the investment exceeds the minimum yield guarantee.  The Company has not provided any additional financial or other support during the period from January 1, 2010 to December 31, 2010 that it was not previously contractually required to provide.

Securities pledged, special deposits and securities lending - The Company pledges investment securities it owns to unaffiliated parties related to interest rate futures initial margin.  The fair value of margin deposits related to futures contracts was approximately $5,979 and $4,955 at December 31, 2010 and 2009, respectively.  These pledged securities are included in fixed maturities in the accompanying consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $14,144 and $13,599 at December 31, 2010 and 2009, respectively.  These deposits are included in short-term investments in the accompanying consolidated balance sheets.

The Company participates in a securities lending program whereby securities, which are included in investments in the accompanying consolidated balance sheets, are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $45,000 and $34,940 and estimated fair values in the amounts of $50,807 and $37,081 were on loan under the program at December 31, 2010 and 2009, respectively.  The Company received restricted cash collateral in the amounts of $51,749 and $38,296 at December 31, 2010 and 2009, respectively.

Impairment of fixed maturity and equity investments classified as available-for-sale - The Company classifies the majority of its fixed maturity investments and all of its equity investments as available-for-sale and records them at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying consolidated balance sheets.  All available-for-sale securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for the identification and evaluation of other-than-temporary impairments.

The assessment of whether an other-than-temporary impairment has occurred on fixed maturity investments where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the issuer’s operations and ability to generate future cash flows.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at December 31, 2010 and 2009:

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$892,025	$14,551	$22,471	$233	$914,496	$14,784
Obligations of U.S. states and their subdivisions	391,101	11,332	99,720	4,271	490,821	15,603
Corporate debt securities	477,059	15,486	819,627	129,000	1,296,686	144,486
Asset-backed securities	52,814	1,505	1,071,557	152,652	1,124,371	154,157
Residential mortgage-backed securities	26,142	509	146,532	11,610	172,674	12,119
Commercial mortgage-backed securities	53,462	2,086	79,429	18,529	132,891	20,615
Collateralized debt obligations	5,745	29	23,112	5,752	28,857	5,781
Total fixed maturities	$1,898,348	$45,498	$2,262,448	$322,047	$4,160,796	$367,545

Equity investments:
Equity mutual funds	$6	$—	$3	$—	$9	$—
Airline industry	612	77	—	—	612	77
Total equity investments	$618	$77	$3	$—	$621	$77

Total number of securities in an unrealized loss position		183		237		420

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$535,595	$10,502	$19,330	$313	$554,925	$10,815
Obligations of U.S. states and their subdivisions	132,151	4,214	608	—	132,759	4,214
Corporate debt securities	673,534	74,461	1,190,858	142,425	1,864,392	216,886
Asset-backed securities	92,005	52,042	1,558,338	331,923	1,650,343	383,965
Residential mortgage-backed securities	53,623	3,629	550,036	72,268	603,659	75,897
Commercial mortgage-backed securities	—	—	297,604	35,792	297,604	35,792
Collateralized debt obligations	1,400	173	34,678	2,270	36,078	2,443
Total fixed maturities	$1,488,308	$145,021	$3,651,452	$584,991	$5,139,760	$730,012

Equity investments:
Consumer products	$—	$—	$2	$2	$2	$2
Equity mutual funds	2,374	450	—	—	2,374	450
Airline industry	694	5	—	—	694	5
Total equity investments	$3,068	$455	$2	$2	$3,070	$457

Total number of securities in an unrealized loss position		159		358		517

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $362,467 or 50%, from December 31, 2009 to December 31, 2010.  This decrease in unrealized losses was across most asset classes and reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in these markets still remains.

Unrealized losses on securities of U.S. government and U.S. states and their subdivisions increased by $3,969 and $11,389, respectively from December 31, 2009 to December 31, 2010.  These increases were primarily due to the increase in interest rates subsequent to the acquisition of these securities by the Company.

Unrealized losses on corporate debt securities decreased by $72,400 from December 31, 2009 to December 31, 2010. The valuation of these securities has been significantly influenced by market conditions with increased liquidity, lower interest rates and tightening of credit spreads resulting in generally higher valuations of fixed income securities. Management has classified these securities by sector, calculated as a percentage of total unrealized losses as follows:

	December 31,
Sector	2010	2009
Finance	78%	77%
Utility	8%	10%
Natural resources	4%	4%
Consumer	4%	4%
Transportation	1%	2%
Other	5%	3%
	100%	100%

While the proportionate percentage in the finance sector had an increase of 1%, the actual unrealized losses in the sector decreased by $54,644 from December 31, 2009 to December 31, 2010.  The proportionate percentage in the utility sector decreased by 2%, and the actual unrealized losses decreased by $9,437.

Unrealized losses on asset-backed, residential and commercial mortgage-backed securities decreased by $229,808, $63,778, and $15,177, respectively, since December 31, 2009, generally due to tightening of credit spreads, lower interest rates, increased market liquidity and other-than-temporary impairment recognized during the period.

Of the total estimated fair value of fixed maturities with unrealized losses and OTTI greater than twelve months, asset-backed securities account for 47%.  Of the $152,652 of unrealized losses and OTTI over twelve months on asset-backed securities, 69% are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade (approximately $48,084 of the $152,652), 90% are securities that are guaranteed by monoline insurers.  Of the remaining securities, the unrealized losses have decreased 66% since December 31, 2009, from $13,621 to $4,578.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.  Accordingly, unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the asset-backed securities within the portfolio along with credit enhancement is sufficient to expect full repayment of the principal.

Of the $129,000 of unrealized losses and OTTI over twelve months on corporate debt securities, 64% are on securities which continue to be rated investment grade.  Of the non-investment grade securities with unrealized losses since December 31, 2009 and OTTI greater than twelve months, the unrealized losses have decreased 49% from $91,726 to $46,693.  Of the $46,693, $32,565 of losses are on investments held in foreign banks.  The prices of securities held in foreign banks have been impacted by their long

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

duration combined with widening spreads and the low London Interbank Offering Rate (“LIBOR”) based floating rates.  Although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 7 for additional discussion regarding fair value measurements.

Equity investments - The decrease in unrealized losses of $380 from December 31, 2009 to December 31, 2010 is primarily due to the sale of certain holdings in mutual funds with exposure to the S&P 500 index and growth oriented securities.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments and equity securities for the years ended December 31, 2010, 2009 and 2008 as follows:

	Year ended December 31, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$750	$10,035	$—	$10,785
Corporate debt securities	—	1,529	—	1,529
Asset-backed securities	64,896	—	16,242	81,138
Residential mortgage-backed securities	1,390	—	505	1,895
Collateralized debt obligations	34	—	—	34
Total fixed maturities	$67,070	$11,564	$16,747	$95,381

Equity investments:
Equity mutual funds	$—	$268	$—	$268
Total equity investments	$—	$268	$—	$268

Limited partnership investment:
Limited partnership interest	$999	$—	$—	$999
Total limited partnership investments	$999	$—	$—	$999

Total OTTI impairments	$68,069	$11,832	$16,747	$96,648

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, $53,327 and $8,558 were related to Ambac Financial Group, Inc. and Financial Guaranty Insurance Company, respectively, for the year ended December 31, 2010.  Of the $67,070 in total fixed maturities, $66,286 is the bifurcated loss recognized on securities.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Year ended December 31, 2009
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$—	$684	$—	$684
Corporate debt securities	3,652	6,181	—	9,833
Asset-backed securities	88,134	502	13,422	102,058
Residential mortgage-backed securities	—	28	—	28
Collateralized debt obligations	154	—	—	154
Total fixed maturities	$91,940	$7,395	$13,422	$112,757

Equity investments:
Equity mutual funds	$7	$—	$—	$7
Total equity investments	$7	$—	$—	$7

Total OTTI impairments	$91,947	$7,395	$13,422	$112,764

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, all of it was related to Financial Guaranty Insurance Company for the year ended December 31, 2009.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Year ended December 31, 2008
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$—	$8,302	$—	$8,302
Corporate debt securities	61,953	7,047	—	69,000
Asset-backed securities	—	3,259	—	3,259
Residential mortgage-backed securities	—	4,140	—	4,140
Commercial mortgage-backed securities	—	3,185	—	3,185
Total fixed maturities	$61,953	$25,933	$—	$87,886

Equity investments:
Airline industry	$2,146	$—	$—	$2,146
Technology industry	244	—	—	244
Total equity investments	$2,390	$—	$—	$2,390

Limited partnership investment:
Limited partnership interest	$1,122	$—	$—	$1,122
Total limited partnership investments	$1,122	$—	$—	$1,122

Total OTTI impairments	$65,465	$25,933	$—	$91,398

(1) Of the credit-related other-than-temporary impairment on corporate debt securities, $35,657 and $25,939 were related to General Motors Corporation and Lehman Brothers, respectively, for the year ended December 31, 2008.

The other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

Bifurcated credit loss balance, April 1, 2009	$43,871
Non-credit losses reclassified out of retained earning into AOCI	(16,680)
Credit loss recognized on securities	88,134
Bifurcated credit loss balance, December 31, 2009	115,325
Credit loss recognized on securities	66,286
Bifurcated credit loss balance, December 31, 2010	$181,611

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Net Investment Income

The following table summarizes net investment income for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Investment income:
Fixed maturity and short-term investments	$823,828	$795,323	$766,625
Equity investments	68	532	1,240
Mortgage loans on real estate	96,711	85,116	73,838
Policy loans	234,944	244,140	218,687
Limited partnership interests	5,767	2,514	2,601
Net interest on funds withheld balances under reinsurance agreements, related party	17,130	18,448	13,969
Derivative instruments (1)	7,182	10,489	5,987
Other	5,011	6,082	8,788
	1,190,641	1,162,644	1,091,735
Investment expenses	(15,897)	(13,560)	(13,266)
Net investment income	$1,174,744	$1,149,084	$1,078,469

(1) Includes fair value gains (losses) of $1,366, $2,105 and ($216), net of any gains (losses) on the hedged assets in a fair value hedge, for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in net investment income are unrealized gains (losses) of $9,587, $4,749 and ($969) on held-for-trading fixed maturity investments still held at December 31, 2010, 2009 and 2008, respectively.

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses) for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Realized investment gains (losses):
Fixed maturity and short-term investments	$(15,793)	$(58,208)	$(30,797)
Equity investments	8,007	7	(4,162)
Mortgage loans on real estate	2,736	1,091	2,568
Limited partnership interests	(999)	—	1,112
Derivative instruments	(17,076)	(3,905)	9,583
Other	76	(353)	—
Provision for mortgage impairments, net of recoveries	(1,446)	(6,172)	—
Realized investment gains (losses):	$(24,495)	$(67,540)	$(21,696)

Included in net investment income and realized investment gains (losses) are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of investments that are segmented for the benefit of the participating fund account.  The amounts of net investment income allocated to the participating fund account were $4,481, $4,799 and $4,823 for the years ended December 31, 2010, 2009 and 2008, respectively.  The amounts of realized investment gains (losses) allocated to the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

participating fund account were $438, $234 and $177 for the years ended December 31, 2010, 2009 and 2008, respectively.  Net investment income and realized investment gains (losses) do not include any amounts from separate accounts.

7.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term investments	$17,051,738	$17,051,738	$14,546,467	$14,546,467
Mortgage loans on real estate	1,722,422	1,809,356	1,554,132	1,570,217
Equity investments	1,888	1,888	25,679	25,679
Policy loans	4,059,640	4,059,640	3,971,833	3,971,833
Other investments	22,762	46,608	24,312	50,159
Derivative instruments	24,826	24,826	23,150	23,150
Collateral under securities lending agreements	51,749	51,749	38,296	38,296
Collateral under derivative counterparty collateral agreements	7,790	7,790	4,300	4,300
Separate account assets	22,489,038	22,489,038	18,886,901	18,886,901

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract reserves without life contingencies (1)	$7,976,954	$7,912,850	$7,117,591	$7,105,090
Policyholders’ funds (2)	372,980	372,980	358,795	358,795
Repurchase agreements	936,762	936,762	491,338	491,338
Commercial paper	91,681	91,681	97,613	97,613
Payable under securities lending agreements	51,749	51,749	38,296	38,296
Payable under derivative counterparty collateral agreements	7,790	7,790	4,300	4,300
Derivative instruments	5,831	5,831	3,317	3,317
Notes payable	532,332	532,332	532,319	532,319

(1) The carrying amount for annuity contract reserves without life contingencies has been restated due to a previous misstatement from that previously reported of $7,167,733 as of December 31, 2009.

(2) The carrying amount and estimated fair value for policyholders’ funds have been restated due to a previous misstatement from that previously reported of $286,175 and $286,175, respectively, as of December 31, 2009.

Fixed maturity and equity investments

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

Other investments

Other investments include the Company’s percentage ownership of foreclosed lease interests in aircraft.  The estimated fair value is based on the present value of anticipated lease payments plus the residual value of the aircraft.  Also included in other investments is real estate held for investment.  The estimated fair value is based on appraised value.

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from derivative counterparties and the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral approximates fair value.

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments.  The estimated fair values of OTC derivatives, primarily consisting of interest rate swaps and interest rate swaptions which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

Fair value hierarchy

The Company’s assets and liabilities recorded at fair value have been categorized based upon the following fair value hierarchy:

•   Level 1 inputs, which are utilized for general and separate account assets and liabilities, utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Financial assets and liabilities utilizing Level 1 inputs include actively exchange-traded equity securities.

•          Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs, which are utilized for general and separate account assets and liabilities, include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities were obtained from pricing services.  The inputs used by the pricing services are reviewed at least quarterly or when the pricing vendor issues updates to its pricing methodology.  For fixed maturity securities and separate account assets and liabilities, inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, evaluated bids, offers and reference data including market research publications.  Additional inputs utilized for assets and liabilities classified as Level 2 are:

•                  Asset-backed, residential mortgage-backed, commercial mortgage-backed securities and collateralized debt obligations - new issue data, monthly payment information, collateral performance and third party real estate analysis.

•                  U.S. states and their subdivisions - material event notices.

•                  Equity investments - exchange rates, various index data and news sources.

•                  Short-term investments - valued on the basis of amortized cost, which approximates fair value.

•                  Other assets and liabilities (derivatives) - reported trades, swap curves, credit spreads, recovery rates, restructuring, currency volatility, net present value of cash flows and news sources.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

•                  Separate account assets and liabilities - exchange rates, various index data and news sources, amortized cost (which approximates fair value), reported trades, swap curves, credit spreads, recovery rates, restructuring, currency volatility, net present value of cash flows and quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

See Note 6 for further discussions of derivatives and their impact on the Company’s consolidated financial statements.

•   Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability.  In general, the prices of Level 3 securities, which include both general and separate account assets and liabilities, were obtained from single broker quotes and internal pricing models.  If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3.  Broker quotes are validated through an internal analyst review process, which includes validation through known market conditions and other relevant data.  Internal models are usually cash flow based utilizing characteristics of the underlying collateral of the security such as default rate and other relevant data.  Inputs utilized for securities classified as Level 3 are as follows:

•                  Corporate debt securities - single broker quotes which may be in an illiquid market or otherwise deemed unobservable.

•                  Asset-backed securities - internal models utilizing asset-backed securities index spreads.

•                  Separate account assets - single broker quotes which may be in an illiquid market or otherwise deemed unobservable or net asset value per share of the underlying investments.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,371,150	$—	$2,371,150
Obligations of U.S. states and their subdivisions	—	1,942,263	—	1,942,263
Corporate debt securities	—	7,979,736	58,692	8,038,428
Asset-backed securities	—	1,711,438	290,488	2,001,926
Residential mortgage-backed securities	—	739,062	—	739,062
Commercial mortgage-backed securities	—	820,349	—	820,349
Collateralized debt obligations	—	29,865	14	29,879
Total fixed maturities available-for-sale	—	15,593,863	349,194	15,943,057
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	41,834	—	41,834
Corporate debt securities	—	49,961	—	49,961
Asset-backed securities	—	44,060	—	44,060
Commercial mortgage-backed securities	—	8,319	—	8,319
Total fixed maturities held for trading	—	144,174	—	144,174
Equity investments available-for-sale:
Financial services	—	725	—	725
Equity mutual funds	551	—	—	551
Airline industry	612	—	—	612
Total equity investments	1,163	725	—	1,888
Short-term investments available-for-sale	140,922	823,585	—	964,507
Collateral under securities lending agreements	51,749	—	—	51,749
Collateral under derivative counterparty collateral agreements	7,790	—	—	7,790
Other assets (1)	—	24,826	—	24,826
Separate account assets (2)	11,222,384	10,838,983	4,278	22,065,645
Total assets	$11,424,008	$27,426,156	$353,472	$39,203,636

Liabilities
Other liabilities (1)	$—	$5,831	$—	$5,831
Separate account liabilities (2)	93	301,108	—	301,201
Total liabilities	$93	$306,939	$—	$307,032

(1)  Includes derivative financial instruments.

(2)  Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2010.

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2009
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,038,794	$—	$2,038,794
Obligations of U.S. states and their subdivisions	—	1,363,851	—	1,363,851
Foreign governments	—	465	—	465
Corporate debt securities	—	6,940,809	188,936	7,129,745
Asset-backed securities	—	1,495,680	392,365	1,888,045
Residential mortgage-backed securities	—	771,063	—	771,063
Commercial mortgage-backed securities	—	617,860	58,270	676,130
Collateralized debt obligations	—	47,991	1,729	49,720
Total fixed maturities available-for-sale	—	13,276,513	641,300	13,917,813
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	39,112	—	39,112
Corporate debt securities	—	50,128	—	50,128
Asset-backed securities	—	42,717	—	42,717
Commercial mortgage-backed securities	—	8,217	—	8,217
Total fixed maturities held for trading	—	140,174	—	140,174
Equity investments available-for-sale:
Financial services	—	505	—	505
Consumer products	68	—	—	68
Equity mutual funds	20,277	—	—	20,277
Airline industry	4,829	—	—	4,829
Total equity investments	25,174	505	—	25,679
Short-term investments available-for-sale	55,557	432,923	—	488,480
Collateral under securities lending agreements	38,296	—	—	38,296
Collateral under derivative counterparty collateral agreements	4,300	—	—	4,300
Other assets (1)	—	23,150	—	23,150
Separate account assets (2)	11,039,441	7,303,499	9,960	18,352,900
Total assets	$11,162,768	$21,176,764	$651,260	$32,990,792

Liabilities
Other liabilities (1)	$—	$—	$3,317	$3,317
Total liabilities	$—	$—	$3,317	$3,317

(1)  Includes derivative financial instruments.

(2)  Includes only separate account investments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2009.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2010
		Fixed maturities	Fixed maturities
	Fixed maturities	available-for-	available-for-	Fixed maturities
	available-for-	sale: asset-	sale: commercial	available-for-sale:
	sale: corporate	backed	mortgage-backed	collateralized	Other assets	Separate
	debt securities	securities	securities	debt obligations	and liabilities (1)	accounts
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Realized and unrealized gains and losses:
Gains (losses) included in net income	475	(49,393)	—	(34)		—
Gains (losses) included in other comprehensive income (loss)	5,630	70,026	—	161	—	622
Purchases, issuances and settlements, net	(30,084)	(98,807)	—	(1,842)	—	(1,700)
Transfers in (out) of Level 3 (2)	(106,265)	(23,703)	(58,270)	—	3,317	(4,604)
Balance, December 31, 2010	$58,692	$290,488	$—	$14	$—	$4,278
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2010	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2009
	Fixed maturities		Fixed maturities	Fixed maturities
	available-for-	Fixed maturities	available-for-	available-for-	Fixed maturities
	sale: U.S.	available-for-	sale: asset-	sale: commercial	available-for-sale:
	government and	sale: corporate	backed	mortgage-backed	collateralized	Other assets	Separate
	U.S. agencies	debt securities	securities	securities	debt obligations	and liabilities (1)	accounts
Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532
Realized and unrealized gains and losses:
Gains (losses) included in net income	—	(2,597)	(84,990)	—	—	—	—
Gains (losses) included in other comprehensive income (loss)	2,227	47,030	178,951	3,281	1,592	(6,541)	1,902
Purchases, issuances and settlements, net	(256)	(52,008)	(124,017)	(332)	(12,027)	—	7,526
Transfers in (out) of Level 3 (2)	(16,682)	(7,464)	(98,930)	—	11,951	—	—
Balance, December 31, 2009	$—	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2009	$—	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers into (out of) Level 3 are from (to) Level 2 and are due primarily to decreased (increased) observability of inputs in valuation methodologies.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Realized and unrealized gains and losses due to the changes in fair value on assets classified as Level 3 included in net income for the year ended December 31, 2010 and 2009 are as follows:

	Year ended December 31, 2010
	Net realized gains	Net investment
	(losses) on investments	income
Realized and unrealized gains and losses included in net income for the period	$(48,952)	$—

	Year ended December 31, 2009
	Net realized gains	Net investment
	(losses) on investments	income
Realized and unrealized gains and losses included in net income for the period	$(87,587)	$—

Non-recurring fair value measurements - The Company held $980 of adjusted cost basis limited partnership interests which were impaired during the year ended December 31, 2010 based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  The Company held $1,900 of cost basis in other assets comprised of head office properties which were impaired during the year ended December 31, 2009.  The property was recorded at estimated fair value and represents a non-recurring fair value measurement.  The estimated fair value was categorized as Level 2 since the fair value was based on an independent third party appraisal.  The Company has no liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009.

8.     Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts.  The Company retains a maximum liability in the amount of $3,500 of coverage per individual life.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2010 and 2009, the reinsurance receivables had carrying values in the amounts of $594,997 and $573,963, respectively.  Included in these amounts are $483,564 and $452,510 at December 31, 2010 and 2009, respectively, associated with reinsurance agreements with related parties.  At December 31, 2010 and 2009, 73% and 71%, respectively, of the total reinsurance receivable was due from CLAC.  There were no allowances for potential uncollectible reinsurance receivables at either December 31, 2010 or 2009.  Included within life insurance in the tables below is a small portion of Healthcare business as discussed in Note 17.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables summarize life insurance in-force and total premium income at and for the year ended, December 31, 2010:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$50,976,256	$34,985,650	$85,961,906
Reinsurance ceded	(9,878,257)	—	(9,878,257)
Reinsurance assumed	80,618,669	—	80,618,669
Net	$121,716,668	$34,985,650	$156,702,318

Percentage of amount assumed to net	66.2%	0.0%	51.4%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$674,726	$5,665	$680,391
Reinsurance ceded	(41,362)	(112)	(41,474)
Reinsurance assumed	166,705	—	166,705
Net	$800,069	$5,553	$805,622

The following tables summarize life insurance in-force and total premium income at and for the year ended, December 31, 2009:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$50,468,445	$33,398,994	$83,867,439
Reinsurance ceded (1)	(10,404,557)	—	(10,404,557)
Reinsurance assumed (2)	85,281,541	—	85,281,541
Net (3)	$125,345,429	$33,398,994	$158,744,423

Percentage of amount assumed to net	68.0%	0.0%	53.7%

(1) Reinsurance ceded has been restated due to a previous misstatement from that previously reported of ($11,468,482).

(2) Reinsurance assumed has been restated due to a previous misstatement from that previously reported of $86,580,158.

(3) Net life insurance in-force has been restated due to a previous misstatement from that previously reported of $125,580,121 Net, Individual and $158,979,115 Net, Total.

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$431,585	$3,039	$434,624
Reinsurance ceded	(48,687)	(74)	(48,761)
Reinsurance assumed	174,389	—	174,389
Net	$557,287	$2,965	$560,252

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table summarizes total premium income for the year ended, December 31, 2008:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$371,952	$(1,153)	$370,799
Reinsurance ceded	(37,035)	(141)	(37,176)
Reinsurance assumed	189,908	1,605	191,513
Net	$524,825	$311	$525,136

9.     Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) for the years ended December 31, 2010, 2009 and 2008:

	DAC	VOBA	Total
Balance, January 1, 2008	$368,781	$46,479	$415,260
Capitalized additions	57,816	—	57,816
Amortization and writedowns	(53,393)	2,852	(50,541)
Unrealized investment (gains) losses	251,940	6,380	258,320
Balance, December 31, 2008	625,144	55,711	680,855
Capitalized additions	74,642	—	74,642
Amortization and writedowns	(61,113)	(1,161)	(62,274)
Unrealized investment (gains) losses	(242,085)	(5,881)	(247,966)
Balance, December 31, 2009	396,588	48,669	445,257
Capitalized additions	80,020	—	80,020
Amortization and writedowns	(48,903)	(1,837)	(50,740)
Unrealized investment (gains) losses	(167,162)	(427)	(167,589)
Balance, December 31, 2010	$260,543	$46,405	$306,948

In 2010, the Company refined its DAC calculation methodology which resulted in a $6,300 increase to the DAC balance through a decrease in DAC amortization for the year.

The estimated future amortization of VOBA for the years ended December 31, 2011 through December 31, 2015 is as follows:

Year ended December 31,	Amount
2011	$4,253
2012	4,492
2013	4,389
2014	4,222
2015	4,019

10.  Goodwill and Other Intangible Assets

The balances of goodwill, all of which is within the Retirement Services segment, at December 31, 2010 and 2009 were $105,255.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of December 31, 2010 and 2009:

	December 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(12,701)	$23,613
Preferred provider agreements	7,970	(5,941)	2,029
Total	$44,284	$(18,642)	$25,642

	December 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(10,039)	$26,275
Preferred provider agreements	7,970	(4,613)	3,357
Total	$44,284	$(14,652)	$29,632

Amortization expense for other intangible assets included in general insurance expenses was $3,990, $4,192 and $4,725 for the years ended December 31, 2010, 2009 and 2008, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2010.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2011 through December 31, 2015 is as follows:

Year ended December 31,	Amount
2011	$3,793
2012	3,590
2013	3,410
2014	3,215
2015	3,012

11.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility (See Note 20).

The following table provides information regarding the Company’s commercial paper program at December 31, 2010 and 2009:

	December 31,
	2010	2009
Commercial paper outstanding	$91,681	$97,613
Maturity range (days)	3 - 74	7 - 20
Interest rate range	0.3% - 0.4%	0.3%- 0.4%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

12.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2010 and 2009, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2010 and 2009.

GWLA’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,
	2010(1)	2009(2)	2008(2)

Net income	$405,343	$282,033	$280,862
Capital and surplus	1,159,657	1,360,896	901,429

(1) As filed with the Colorado Division of Insurance

(2) As filed in an amended filing with the Colorado Division of Insurance

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2010, 2009 and 2008, the Company paid dividends in the amounts of $160,917, $24,682 and $1,772,293, respectively, to its parent company, GWL&A Financial.  Dividends paid during 2008 were paid in part using the proceeds received from the sale of the Company’s Healthcare business as discussed in Note 3.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Unaudited statutory capital and surplus and net gain from operations at and for the year ended December 31, 2010 were $1,159,657 and $445,656, respectively.  GWLA may pay up to $445,656 (unaudited) of dividends during the year ended December 31, 2011 without the prior approval of the Colorado insurance commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

13.       Other Comprehensive Income

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2010:

	Year ended December 31, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$724,296	$(253,504)	$470,792
Net changes during the year related to cash flow hedges	17,293	(6,053)	11,240
Reclassification adjustment for (gains) losses realized in net income	23,198	(8,119)	15,079
Net unrealized gains (losses)	764,787	(267,676)	497,111
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(182,357)	63,825	(118,532)
Net unrealized gains (losses)	582,430	(203,851)	378,579
Employee benefit plan adjustment	(5,142)	1,800	(3,342)
Other comprehensive income (loss)	$577,288	$(202,051)	$375,237

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2009:

	Year ended December 31, 2009
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$1,174,693	$(411,143)	$763,550
Net changes during the year related to cash flow hedges	(57,218)	20,027	(37,191)
Reclassification adjustment for (gains) losses realized in net income	71,473	(25,016)	46,457
Net unrealized gains (losses)	1,188,948	(416,132)	772,816
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(250,468)	87,664	(162,804)
Net unrealized gains (losses)	938,480	(328,468)	610,012
Employee benefit plan adjustment	43,797	(15,329)	28,468
Other comprehensive income (loss)	$982,277	$(343,797)	$638,480

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table presents the composition of other comprehensive income (loss) for the year ended December 31, 2008:

	Year ended December 31, 2008
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$(1,431,239)	$496,555	$(934,684)
Net changes during the year related to cash flow hedges	85,494	(29,923)	55,571
Reclassification adjustment for (gains) losses realized in net income	38,978	(10,989)	27,989
Net unrealized gains (losses)	(1,306,767)	455,643	(851,124)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	254,180	(88,963)	165,217
Net unrealized gains (losses)	(1,052,587)	366,680	(685,907)
Employee benefit plan adjustment	(115,766)	40,518	(75,248)
Other comprehensive income (loss)	$(1,168,353)	$407,198	$(761,155)

14.  General Insurance Expenses

The following table summarizes the components of general insurance expenses for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Compensation	$294,923	$273,934	$282,502
Commissions	143,680	114,461	118,978
Premium and other taxes	27,964	22,947	25,704
Capitalization of DAC	(80,020)	(74,642)	(57,816)
Depreciation and amortization	12,975	15,603	19,240
Rent, net of sublease income	6,047	6,767	3,875
Other	92,817	76,408	44,504
Total general insurance expenses	$498,386	$435,478	$436,987

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

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

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

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the under funded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans as of the years ended December 31, 2010 and 2009:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation, January 1	$318,278	$303,383	$12,136	$16,483	$44,430	$45,765	$374,844	$365,631
Service cost	3,739	4,087	728	680	672	717	5,139	5,484
Interest cost	19,578	19,135	713	709	2,905	2,856	23,196	22,700
Actuarial (gain) loss	18,644	2,253	(2,843)	(5,129)	5,973	(2,517)	21,774	(5,393)
Regular benefits paid	(10,804)	(10,580)	(572)	(607)	(2,646)	(2,391)	(14,022)	(13,578)
Plan amendments	—	—	—	—	3,521	—	3,521	—
Benefit obligation, December 31	$349,435	$318,278	$10,162	$12,136	$54,855	$44,430	$414,452	$374,844

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Change in plan assets:
Value of plan assets, January 1	$251,078	$201,970	$—	$—	$—	$—	$251,078	$201,970
Actual return (loss) on plan assets	36,642	47,188	—	—	—	—	36,642	47,188
Employer contributions	5,700	12,500	572	607	2,646	2,391	8,918	15,498
Benefits paid	(10,804)	(10,580)	(572)	(607)	(2,646)	(2,391)	(14,022)	(13,578)
Value of plan assets, December 31	$282,616	$251,078	$—	$—	$—	$—	$282,616	$251,078

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Funded (under funded) status at December 31	$(66,819)	$(67,200)	$(10,162)	$(12,136)	$(54,855)	$(44,430)	$(131,836)	$(123,766)

A recovery in market liquidity has resulted in improved market values for the Company’s Defined Benefit Pension Plan assets since December 31, 2009.

The following table presents amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 for the Company’s Defined Benefit Pension, Post-retirement Medical and Supplemental Executive Retirement plans:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Amounts recognized in consolidated balance sheets:
Accumulated other comprehensive (expense) income (loss)	$(76,314)	$(79,353)	$18,695	$17,964	$(13,079)	$(4,484)	$(70,698)	$(65,873)

The accumulated benefit obligation for the Defined Benefit Pension Plan was $342,967 and $303,352 at December 31, 2010 and 2009, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table provides information regarding amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit costs at December 31, 2010:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(77,485)	$(50,365)	$8,904	$5,788	$(6,211)	$(4,037)	$(74,792)	$(48,614)
Net prior service (cost) credit	(217)	(141)	9,791	6,364	(6,868)	(4,464)	2,706	1,759
Net transition asset (obligation)	1,388	902	—	—	—	—	1,388	902
	$(76,314)	$(49,604)	$18,695	$12,152	$(13,079)	$(8,501)	$(70,698)	$(45,953)

The following table provides information regarding amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2011:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(5,581)	$(3,628)	$593	$386	$(145)	$(94)	$(5,133)	$(3,336)
Net prior service (cost) credit	(51)	(33)	1,650	1,072	(934)	(607)	665	432
Net transition asset (obligation)	1,388	902	—	—	—	—	1,388	902
	$(4,244)	$(2,759)	$2,243	$1,458	$(1,079)	$(701)	$(3,080)	$(2,002)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

			Supplemental
	Defined benefit	Post-retirement	executive
	pension plan	medical plan	retirement plan
2011	$11,402	$706	$2,653
2012	12,245	668	3,575
2013	13,020	652	3,572
2014	13,742	723	3,388
2015	14,793	780	4,807
2016 through 2020	95,143	4,584	29,889

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 includes the following components:

	Defined benefit pension plan
	2010	2009	2008
Components of net periodic (benefit) cost:
Service cost	$3,739	$4,087	$5,743
Interest cost	19,578	19,135	18,356
Expected return on plan assets	(18,618)	(16,073)	(20,499)
Amortization of transition obligation	(1,514)	(1,514)	(1,514)
Amortization of unrecognized prior service cost	82	88	120
Amortization of loss from earlier periods	5,091	10,131	679
Net periodic (benefit) cost	$8,358	$15,854	$2,885

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Post-retirement medical plan
	2010	2009	2008
Components of net periodic (benefit) cost:
Service cost	$728	$680	$1,263
Interest cost	713	709	1,254
Amortization of unrecognized prior service benefit	(1,650)	(1,650)	(2,169)
Amortization of (gain) loss from earlier periods	(461)	(440)	85
Net periodic (benefit) cost	$(670)	$(701)	$433

	Supplemental executive retirement plan
	2010	2009	2008
Components of net periodic (benefit) cost:
Service cost	$673	$716	$665
Interest cost	2,905	2,856	2,735
Amortization of unrecognized prior service cost	899	675	814
Net periodic (benefit) cost	$4,477	$4,247	$4,214

The following tables present the weighted average interest rate assumptions used in determining benefit obligations and net periodic benefit/cost of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans for the years ended December 31, 2010 and 2009:

	Defined benefit pension plan
	2010	2009
Discount rate	5.87%	6.37%
Expected return on plan assets	7.50%	8.00%
Rate of compensation increase	3.14%	4.94%

	Post-retirement medical plan
	2010	2009
Discount rate	5.87%	6.37%

	Supplemental executive
	retirement plan
	2010	2009
Discount rate	5.87%	6.37%
Rate of compensation increase	6.00%	6.00%

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid.  In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Post- Retirement Medical Plan.  For measurement purposes, a 7.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed and that the rate would gradually decrease to a level of 5.25% by 2016.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table presents what a one-percentage-point change in assumed healthcare cost trend rates would have on the following:

	One percentage	One percentage
	point increase	point decrease
Increase (decrease) on total service and interest cost on components	$193	$(165)
Increase (decrease) on post-retirement benefit obligation	1,073	(937)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2010 and 2009:

	December 31,
	2010	2009
Equity securities	65%	65%
Debt securities	33%	33%
Other	2%	2%
Total	100%	100%

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  See Note 7 for a description of Level 1, Level 2 and Level 3 hierarchies and for valuation methods applied.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$54,784	$—	$54,784
Midcap index funds	—	57,007	—	57,007
World equity index funds	—	15,549	—	15,549
U.S. equity market funds	—	55,487	—	55,487
Total common collective trust funds	—	182,827	—	182,827

Fixed maturity investments:
U.S. government direct obligations and agencies	—	10,767	—	10,767
Obligations of U.S. states and their municpalities	—	9,716	—	9,716
Corporate debt securities	—	61,350	—	61,350
Asset-backed securities	—	8,091	—	8,091
Commercial mortgage-backed securities	—	2,174	—	2,174
Total fixed maturity investments	—	92,098	—	92,098

Preferred stock	—	45	—	45
Limited partnership investments	—	—	6,030	6,030
Money market funds	1,616	—	—	1,616
Total defined benefit plan assets	$1,616	$274,970	$6,030	$282,616

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2009
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$48,075	$—	$48,075
Midcap index funds	—	51,724	—	51,724
World equity index funds	—	14,247	—	14,247
U.S. equity market funds	—	48,589	—	48,589
Total common collective trust funds	—	162,635	—	162,635

Fixed maturity investments:
U.S. government direct obligations and agencies	—	12,589	—	12,589
Obligations of U.S. states and their municpalities	—	3,398	—	3,398
Corporate debt securities	—	56,705	—	56,705
Asset-backed securities	—	7,589	—	7,589
Commercial mortgage-backed securities	—	2,089	—	2,089
Total fixed maturity investments	—	82,370	—	82,370

Preferred stock	—	88	—	88
Limited partnership investments	—	—	4,495	4,495
Money market funds	1,490	—	—	1,490
Total defined benefit plan assets	$1,490	$245,093	$4,495	$251,078

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables present additional information at December 31, 2010 and 2009 about assets and liabilities of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Limited	Fixed
	partnership	maturity
	interests	investments	Total
Balance, December 31, 2009	$4,495	$—	$4,495
Actual return on plan assets:
Relating to assets held at the reporting date	—	—	—
Purchases, issuances and settlements, net	1,535	—	1,535
Balance, December 31, 2010	$6,030	$—	$6,030

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Limited	Fixed
	partnership	maturity
	interests	investments	Total
Balance, December 31, 2008	$2,750	$3,627	$6,377
Actual return on plan assets:
Relating to assets held at the reporting date	142	—	142
Purchases, issuances and settlements, net	1,603	—	1,603
Transfers in (out) of Level 3	—	(3,627)	(3,627)
Balance, December 31, 2009	$4,495	$—	$4,495

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

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2011:

December 31, 2011
Equity securities	25% - 75%
Debt securities	25% - 75%
Other	0% - 15%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2011.  The Company made contributions in the amounts of $5,700 and $12,500 to its Defined Benefit Pension Plan during the years ended December 31, 2010 and 2009, respectively.  The Company expects to contribute approximately $706 to its Post-Retirement Medical Plan and $2,653 to its Supplemental Executive Retirement Plan during the year ended December 31, 2011.  The Company will make a contribution at least equal to the minimum contribution of $12,000 to its Defined Benefit Pension Plan during the year ended December 31, 2011.

During the second quarter of 2008, the Company recorded defined benefit pension plan costs of $672, post-retirement medical plan benefits of $19,346 and supplemental executive retirement plan costs of $1,833 as adjustments to income from discontinued operations due to plan curtailments related to the sale of the Healthcare segment.

Other employee benefit plans - The Company sponsors a defined contribution 401(k) retirement plan which provides eligible participants with the opportunity to defer up to 50% of base compensation.  The Company matches 50% of the first 5% of participant pre-tax contributions for employees hired before January 1, 1999.  For all other employees, the Company matches 50% of the first 8% of participant pre-tax contributions.  Company contributions for the years ended December 31, 2010, 2009 and 2008 were $5,228, $5,006 and $7,384, respectively.

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $14,139 and $15,286 at December 31, 2010 and 2009, respectively.  The participant deferrals earned interest at the average rates of 7.55% and 6.93% during the years ended December 31, 2010 and 2009, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.37% to 8.30% for retired participants.  Interest expense related to this plan was $1,004, $1,110 and $1,224 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in general insurance expenses in the consolidated statements of income.

The Company has a deferred compensation plan for select sales personnel with the opportunity to participate in an unfunded deferred compensation program.  Under this program, participants may defer compensation and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Effective January 1, 2005, this program no longer accepted participant deferrals.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $3,139 and $3,772 at December 31, 2010 and 2009, respectively.  The participant deferrals earned interest at the average rate of 4.0% and 4.4% during the years ended December 31, 2010 and 2009, respectively.  The interest rate is based on an annual rate determined by the Company.  The interest expense related to this plan was $146, $187 and $233 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in general insurance expense in the consolidated statements of income.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets, are $10,848 and $10,576 (as restated, from previously reported of $12,240) at December 31, 2010 and 2009, respectively.  Unrealized gains (losses) on invested participant deferrals were $1,076, $2,053 and ($3,709) for the years ended December 31, 2010, 2009 and 2008, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

16.       Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Year ended December 31,
	2010	2009	2008
Current	$34,090	$(21,088)	$8,024
Deferred	38,425	62,521	75,467
Total income tax provision from continuing operations	$72,515	$41,433	$83,491

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2)%	(4.9)%	(1.4)%
Tax credits	(2.9)%	(4.9)%	(2.5)%
State income taxes, net of federal benefit	0.7%	(2.8)%	1.1%
Provision for policyholders’ share of earnings on participating business	0.3%	0.3%	(13.2)%
Prior period adjustment	(0.5)%	(0.6)%	(2.2)%
Income tax contingency provisions	(3.9)%	0.9%	1.0%
Other, net	(0.3)%	2.0%	(2.2)%
Effective federal income tax rate from continuing operations	26.2%	25.0%	15.6%

Included above in the provision for policyholder’s share of earnings on participating business for the year ended December 31, 2008 is the income tax effect of the $207,785 decrease in undistributed earnings on participating business as discussed in Note 4.

A reconciliation of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Balance, beginning of year	$81,390	$60,079	$61,286
Additions to tax positions in the current year	6,939	24,843	6,600
Reductions to tax positions in the current year	—	(2,670)	(1,935)
Additions to tax positions in the prior year	142	—	17,349
Reductions to tax positions in the prior year	(47,922)	(862)	(23,221)
Reductions to tax positions from statutes expiring	(5,253)	—	—
Settlements	(40)	—	—
Balance, end of year	$35,256	$81,390	$60,079

Included in the unrecognized tax benefits of $35,256 at December 31, 2010 was $2,937 of tax benefits that, if recognized, would increase the annual effective tax rate.  Also included in the balance at December 31, 2010 is $32,319 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company anticipates additional increases in its unrecognized tax benefits of $12,000 to $14,000 in the next twelve months, due to changes in the composition of the consolidated group.  The Company does not anticipate that this increase in its unrecognized tax benefit will impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately ($13,403) $2,430 and $6,916 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2010, 2009 and 2008, respectively.  The Company had approximately $1,575 and $14,978 accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years 2005 and prior.  Tax year 2006 is subject to a limited scope federal examination by the Internal Revenue Service (the “I.R.S.”) in regards to an immaterial matter.  Tax years 2007, 2008 and 2009 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	December 31,
	2010		2009
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$200,110	$—	$246,807
Deferred acquisition costs	26,976	—	—	44,551
Investment assets	—	169,852	141,330	—
Policyholder dividends	18,706	—	19,861	—
Net operating loss carryforward	193,828	—	212,633	—
Pension plan accrued benefit liability	59,178	—	55,399	—
Goodwill	—	24,126	—	21,172
Experience rated refunds	19,335	—	87,397	—
Other	18,267	—	—	21,649
Total deferred taxes	$336,290	$394,088	$516,620	$334,179

Amounts presented for investment assets above include ($145,517) and $58,348 related to the net unrealized losses (gains) on the Company’s fixed maturity and equity investments, which are classified as available-for-sale at December 31, 2010 and 2009, respectively.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The Company has federal net operating loss carry forwards generated by a subsidiary that files an income tax return separate from the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2010, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2020	$149,162
2021	113,002
2022	136,796
2023	81,693
Total	$480,653

During 2010, the Company generated $36,039 of Guaranteed Federal Low Income Housing tax credit carryforwards.  The credits will expire in 2030.

Included in due from parent and affiliates at December 31, 2010 and 2009 is $199,884 and $166,991, respectively, of income taxes receivable from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.  Included in the consolidated balance sheets at December 31, 2010 and 2009 is $10,311 and $34,905 of income taxes receivable in other assets related to the separate federal income tax returns filed by certain subsidiaries, state income tax returns and unrecognized tax benefits.

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

As discussed in Note 3, during 2008, substantially all of the Company’s former Healthcare segment has been sold and reclassified as discontinued operations and, accordingly, is no longer reported as a separate business segment.  The Company retained a small portion of its Healthcare business and reports it within its Individual Markets segment.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following tables summarize segment financial information for the year ended and as of December 31, 2010:

	Year ended December 31, 2010
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$676,395	$5,509	$123,718	$805,622
Fee income	56,232	387,103	4,619	447,954
Net investment income	730,439	399,456	44,849	1,174,744
Net realized gains (losses) on investments	(1,239)	(23,229)	(27)	(24,495)
Total revenues	1,461,827	768,839	173,159	2,403,825
Benefits and expenses:
Policyholder benefits	1,218,791	221,943	99,673	1,540,407
Operating expenses	132,962	391,491	62,095	586,548
Total benefits and expenses	1,351,753	613,434	161,768	2,126,955
Income (loss) from continuing operations before income taxes	110,074	155,405	11,391	276,870
Income tax expense	30,006	37,916	4,593	72,515
Income (loss) from continuing operations	$80,068	$117,489	$6,798	$204,355

	December 31, 2010
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$13,159,008	$8,277,926	$1,631,662	$23,068,596
Other assets	1,167,474	695,401	144,762	2,007,637
Separate account assets	6,264,046	16,224,992	—	22,489,038
Assets from continuing operations	20,590,528	25,198,319	1,776,424	47,565,271
Assets from discontinued operations	—	—	—	62,091
Total assets	$20,590,528	$25,198,319	$1,776,424	$47,627,362

The following tables summarize segment financial information for the year ended and as of December 31, 2009:

	Year ended December 31, 2009
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$428,142	$2,949	$129,161	$560,252
Fee income	49,845	331,242	5,114	386,201
Net investment income	718,040	383,446	47,598	1,149,084
Net realized losses on investments	(38,382)	(23,239)	(5,919)	(67,540)
Total revenues	1,157,645	694,398	175,954	2,027,997
Benefits and expenses:
Policyholder benefits	982,465	231,648	112,691	1,326,804
Operating expenses	101,662	362,775	70,823	535,260
Total benefits and expenses	1,084,127	594,423	183,514	1,862,064
Income (loss) from continuing operations before income taxes	73,518	99,975	(7,560)	165,933
Income tax expense	17,104	24,417	(88)	41,433
Income (loss) from continuing operations	$56,414	$75,558	$(7,472)	$124,500

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	December 31, 2009
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$11,907,136	$7,101,489	$1,367,403	$20,376,028
Other assets	1,449,816	841,417	166,496	2,457,729
Separate account assets	4,598,607	14,288,294	—	18,886,901
Assets from continuing operations	17,955,559	22,231,200	1,533,899	41,720,658
Assets from discontinued operations	—	—	—	87,719
Total assets	$17,955,559	$22,231,200	$1,533,899	$41,808,377

The following table summarizes segment financial information for the year ended December 31, 2008:

	Year ended December 31, 2008
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$377,525	$2,291	$145,321	$525,137
Fee income	55,852	368,536	4,833	429,221
Net investment income	692,193	351,585	34,691	1,078,469
Net realized gains (losses) on investments	(11,500)	(10,165)	(31)	(21,696)
Total revenues	1,114,070	712,247	184,814	2,011,131
Benefits and expenses:
Policyholder benefits	889,967	229,948	(172,327)	947,588
Operating expenses	108,702	329,634	88,996	527,332
Total benefits and expenses	998,669	559,582	(83,331)	1,474,920
Income from continuing operations before income taxes	115,401	152,665	268,145	536,211
Income tax expense	32,196	34,235	17,060	83,491
Income from continuing operations	$83,205	$118,430	$251,085	$452,720

18.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  Options are granted with exercise prices not less than the average market price of the shares on the five days preceding the date of the grant.  Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options.  The Lifeco plan provides for the granting of options with varying terms and vesting requirements with vesting commencing on the first anniversary of the grant and expiring ten years from the date of grant.  During the year ended December 31, 2010, Lifeco granted 404,700 stock options to employees of the Company.  These stock options vest over a five-year period ending in February 2015.  Compensation expense of $1,696 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table presents information regarding the share-based compensation expense the Company recognized during the years ended December 31, 2010, 2009 and 2008.  Share-based compensation expense of continuing operations is included in general insurance expenses in the consolidated statements of income.  Share-based compensation expense of discontinued operations is included in income from discontinued operations in the consolidated statement of income for the year ended December 31, 2008.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Year ended December 31,
	2010	2009	2008
Continuing operations	$1,855	$2,181	$3,143
Discontinued operations	—	—	1,980
	$1,855	$2,181	$5,123

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

At December 31, 2010, the Company had $2,346, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through 2015.  The weighted-average period over which these costs will be recognized in earnings is 2.0 years.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2010.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
		Exercise	Remaining	Aggregate
	Shares	price	contractual	intrinsic
	under option	(Whole dollars)	term (Years)	value (1)
Outstanding, January 1, 2010	3,745,302	$24.30
Granted	404,700	27.41
Exercised	(601,960)	15.73
Cancelled	(5,400)	27.41
Outstanding, December 31, 2010	3,542,642	27.66	5.0	$8,852

Vested and expected to vest, December 31, 2010	3,502,712	$27.66	4.7	$8,843

Exercisable, December 31, 2010	2,386,536	$25.85	4.0	$8,843

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2010 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

The following table presents other information regarding stock options under the Lifeco plan during the year ended December 31, 2010:

Year ended
December 31, 2010
Weighted average fair value of options granted	$4.41
Intrinsic value of options exercised (1)	5,218
Fair value of options vested	943

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of the options granted during the year ended December 31, 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	4.53%
Expected volatility	25.03%
Risk free interest rate	2.62%
Expected duration (years)	5.5

19.  Obligations Relating to Debt and Leases

The Company enters into operating leases primarily for the rental of office space. The following table shows, as of December 31, 2010, scheduled related party principal repayments under notes payable to GWL&A Financial and the minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year during the years ended December 31, 2011 through 2015 and thereafter:

			Total
	Related party	Operating	debt and lease
Year ended December 31,	notes	leases	obligations
2011	$—	$4,837	$4,837
2012	—	4,166	4,166
2013	—	3,379	3,379
2014	—	1,948	1,948
2015	—	1,394	1,394
Thereafter	528,400	—	528,400

20.         Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolution of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or the results of its operations.

On May 26, 2010, the Company entered into a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and the terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled by the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at December 31, 2010 and was in compliance with all covenants.  The credit facility replaced a similar $50,000 credit facility which expired on May 26, 2010.  The Company had no borrowings under the expired credit facility at December 31, 2009 or through its expiration and was in compliance with all covenants.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2010 and 2009 were $95,688 and $126,882, respectively, all of which is due within one year from the dates indicated.

21.  Subsequent Event

On February 4, 2011, the Company’s Board of Directors declared a dividend of $47,800 to be paid to its sole shareholder, GWL&A Financial, during the first quarter of 2011.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	As of and for the year ended December 31, 2010
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Deferred acquisition costs	$110,247	$150,296	$—	$260,543
Future policy benefits, losses, claims and expenses	12,140,361	7,888,725	351,955	20,381,041
Unearned premium reserves	39,834	—	—	39,834
Other policy claims and benefits payable	714,099	387	24,924	739,410
Premium income	676,395	5,509	123,718	805,622
Net investment income	730,439	399,456	44,849	1,174,744
Benefits, claims, losses and settlement expenses	1,218,791	221,943	99,673	1,540,407
Amortization of deferred acquisition costs	22,743	26,160	—	48,903
Other operating expenses	110,219	365,331	62,095	537,645

	As of and for the year ended December 31, 2009
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Deferred acquisition costs	$174,360	$222,228	$—	$396,588
Future policy benefits, losses, claims and expenses	11,598,641	6,994,319	341,688	18,934,648
Unearned premium reserves	37,912	—	—	37,912
Other policy claims and benefits payable	689,377	319	28,349	718,045
Premium income	428,142	2,949	129,161	560,252
Net investment income	718,040	383,446	47,598	1,149,084
Benefits, claims, losses and settlement expenses	982,465	231,648	112,691	1,326,804
Amortization of deferred acquisition costs	16,221	44,892	—	61,113
Other operating expenses	85,441	317,883	70,823	474,147

	For the year ended December 31, 2008
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Premium income	$377,525	$2,291	$145,321	$525,137
Net investment income	692,193	351,585	34,691	1,078,469
Benefits, claims, losses and settlement expenses	889,967	229,948	(172,327)	947,588
Amortization of deferred acquisition costs	21,081	32,312	—	53,393
Other operating expenses	87,621	297,322	88,996	473,939

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, management used criteria set forth in “Internal Control - Integrated Framework” issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

The Chief Executive Officer and Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  As the Company is neither an accelerated filer nor a large accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

Other Information

None.

Part III

Item 10.

Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
James Balog (1) (2) (5) (6)	82	1993	Corporate Director

John L. Bernbach (5) (6)	67	2006	Chief Operating Officer, Engine USA

André Desmarais, O.C. (1) (2) (4) (6) (7) (8)	54	1997	Deputy Chairman, President and Co-Chief
			Executive Officer, Power Corporation;
			Co-Chairman, Power Financial Corporation

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	56	1991	Chairman and Co-Chief Executive
			Officer, Power Corporation; Co-Chairman,
			Power Financial Corporation

Mitchell T.G. Graye (1) (2)	55	2008	President and Chief Executive Officer of
			the Company

Alain Louvel (3) (5)	65	2006	Corporate Director

Raymond L. McFeetors (1) (2) (4) (6) (8)	66	2006	Chairman of the Board of the Company;
			Chairman of the Board of Lifeco,
			Great-West Life, CLAC and London Life
			Insurance Company

Jerry E.A. Nickerson (3) (8)	74	1994	Chairman of the Board, H.B.Nickerson
			& Sons Limited

R. Jeffrey Orr (1) (2) (4) (6) (8)	52	2005	President and Chief Executive Officer,
			Power Financial Corporation

Michel Plessis-Bélair, F.C.A. (8)	69	1991	Vice Chairman, Power Corporation

Henri-Paul Rousseau (1) (2) (8)	62	2009	Vice Chairman, Power Corporation since
			January 2009; previously President
			and Chief Executive Officer
			of la Caisse de dépot et placement
			du Québec

Raymond Royer (3) (8)	72	2009	Corporate Director since December 2008;
			previously President and Chief Executive
			Officer of Domtar Inc.

Philip K. Ryan (1) (2) (3) (8)	55	2008	Executive Vice President and Chief
			Financial Officer, Power Corporation
			since January 2008; Executive
			Vice President and Chief Financial
			Officer, Power Financial Corporation
			since January 2008; previously Chief
			Financial Officer, Credit Suisse Group

T. Timothy Ryan, Jr. (1) (2) (8)	65	2009	President and Chief Executive Officer of the
			Securities Industry and Financial Markets
			Association since January 2008; previously
			Vice Chairman of JPMorgan Chase

Brian E. Walsh (1) (2) (4) (6) (8)	57	1995	Managing Partner, Saguenay Capital, LLC

(1)   Member of the Executive Committee.

(2)   Member of the Investment and Credit Committee.

(3)   Member of the Audit Committee.

(4)   Member of the Compensation Committee.

(5)   Member of the Conduct Review Committee.

(6)   Member of the Governance and Nominating Committee.

(7)   Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers.

(8)   Also a director of Great-West Lifeco.

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

Former
	Current	Directorships
Director	Directorships	and Dates
André Desmarais, O.C.	CITIC Pacific Limited	BELLUS Health Inc.
(formerly Neurochem, Inc.)
May 2006 - June 2009

Paul Desmarais, Jr.	TOTAL S.A.	* GDF Suez

Mitchell T.G. Graye	Maxim Series Fund, Inc.

R. Jeffrey Orr	Panagora Asset Management, Inc.

Raymond Royer		Shell Canada Limited
February 2000 - April 2007

Philip K. Ryan	Panagora Asset Management, Inc.

T. Timothy Ryan, Jr.	Lloyds Banking Group PLC

Brian E. Walsh	Saguenay Capital LLC

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

The Company’s Directors are elected on an annual basis by the Company’s sole shareholder, GWL&A Financial Inc.

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

André Desmarais

Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life Insurance Company (“London Life”), CLAC, Crown Life Insurance Company (“Crown Life”) and Putnam Investments. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe, Power Corporation and CITIC Pacific Ltd. in Asia. He was a Director of Bombardier Inc. until 2004. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the Ordre National du Québec.

Paul Desmarais, Jr.

Mr. Desmarais is Co-Chairman of Power Financial and Chairman and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1981, he was with S.G. Warburg & Co. in London, England, and with Standard Brands Incorporated in New York. He was President and Chief Operating Officer of Power Financial from 1986 to 1989, served as Chairman of the Board of Power Financial from 1990 until 2005, and became Chairman of the Executive Committee of Power Financial in 2005. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life, Putnam Investments, IGM, Investors Group and Mackenzie. He is also Vice-Chairman of the Board and Executive Director of Pargesa and a Director of Groupe Bruxelles Lambert, Total S.A., GDF Suez and Lafarge S.A. Mr. Desmarais is a member of the International Council and a Director of the European Institute of Business Administration (INSEAD), Chairman of the Board of Governors of The International Economic Forum of the Americas, Chairman of the International Advisory Committee of École des hautes études commerciales of Montréal, a member of the Global Advisory Council for Merrill Lynch (New York), a Trustee of the Brookings Institution (Washington), and Founder and a member of the International Advisory Board of the McGill University Faculty of Management in Montréal. He is also involved in charitable and community activities in Montréal. In 2005 he was named an Officer of the Order of Canada and in 2009 he was named an Officer of the National Order of Québec. In 2006 he received a Doctorate Honoris Causa from Université Laval (Canada) and in 2008 he received a Doctorate Honoris Causa from Université de Montréal.

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

Raymond L. McFeetors

Mr. McFeetors is Chairman of the Board of the Lifeco and the Company, a position he has held since May, 2008. He is also Vice-Chairman of Power Financial. Prior to May, 2008 he was President and Chief Executive Officer of Lifeco, Great-West Life, London Life, CLAC, Crown Life and the Company. Mr. McFeetors has been with Lifeco since 1968, and is a Director and Chairman of the Board of Lifeco, Great-West Life, London Life, CLAC and Crown Life. He is a Director of Putnam Investments, IGM, Investors Group, and Mackenzie, and is a Director of Power Financial and Power Corporation. Mr. McFeetors is also a Director of a number of national organizations in the health, education, cultural and business sectors. In 2002, he was appointed Honorary Colonel of The Royal Winnipeg Rifles. Also in 2002, he was awarded the Queen Elizabeth II Golden Jubilee Medal. Mr. McFeetors received an Honorary Doctorate of Laws from the University of Winnipeg in 2007.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Nickerson is also a Director of Power Financial and Power Corporation. He has also served on the boards of various organizations, federal and provincial Crown Corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr is President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, he was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Orr is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He is active in a number of community and business organizations.

Michel Plessis-Bélair

Mr. Plessis-Bélair was Executive Vice-President and Chief Financial Officer of Power Financial and Vice-Chairman and Chief Financial Officer of Power Corporation until his retirement in January, 2008. He continues to serve as Vice-Chairman of Power Corporation. Before joining Power Corporation in 1986, he was Executive Vice-President and Director of Société générale de financement du Québec and prior to that he was Senior Vice-President of Marine Industries Ltd. Mr. Plessis-Bélair is a Director of Lifeco, Great-West Life, London Life, CLAC and Crown Life. He is a Director of IGM, Investors Group and Mackenzie. He is also a Director of Power Financial, Pargesa, Groupe Bruxelles Lambert and Power Corporation. Mr. Plessis-Bélair is also a Director of Lallemand Inc., Hydro-Québec and Université de Montréal.

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. He is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer

Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Royer is also a Director of Power Financial. He was a Director of Shell Canada Limited until 2007. He is a Member of the Board of the McGill University Health Centre and of the International Advisory Board of École des Hautes Études Commerciales of Montréal.

Philip K. Ryan

Mr. Ryan is the Executive Vice-President and Chief Financial Officer of Power Financial and Power Corporation, positions that he has held since January 2008. From 1985 until January, 2008 he held a variety of positions with Credit Suisse, a global financial services company domiciled in Switzerland, including Chairman of the Financial Institutions Group (UK), Chief Financial Officer of Credit Suisse Group (Switzerland), Chief Financial Officer of Credit Suisse Asset Management (UK), and Managing Director of CSFB Financial Institutions Divisions (USA/UK). Mr. Ryan is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life, Putnam Investments, PanAgora Asset Management, Inc., IGM, Investors Group and Mackenzie. He is a graduate of the University of Illinois School of Engineering and of the Indiana University Kelley School of Graduate Business.

T. Timothy Ryan, Jr.

Mr. Ryan is President and Chief Executive Officer of Securities Industry and Financial Markets Association (“SIFMA”), a leading industry trade association representing 680 global financial market participants. Prior to joining SIFMA, Mr. Ryan was Vice-Chairman, Financial Institutions and Governments at J.P. Morgan where he was a member of the firm’s senior leadership. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. He is currently a member of the board of Lloyds Banking Group PLC, where he serves on the Audit, Risk and Remuneration Committees. Mr. Ryan is a director of The U.S. Japan Foundation. He is also a private sector member of the Global Markets Advisory Committee for the National Intelligence Council. Prior to joining J.P. Morgan in 1993, Mr. Ryan was the Director of the Office of Thrift Supervision, U.S. Department of the Treasury. Mr. Ryan was a Director of the Resolution Trust Corporation and a Director of the Federal Deposit Insurance Corporation. From 1983 to 1990 Mr. Ryan was a Partner in the Washington, D.C. office of the law firm Reed, Smith, Shaw & McClay, where he headed the Pension Investment Group and was a member of the firm’s Executive Committee. From 1981 to 1983 Mr. Ryan was Solicitor of Labor, U.S. Department of Labor. Mr. Ryan is a graduate of Villanova University and American University Law School.

Brian E. Walsh

Mr. Walsh is the founder and Managing Partner of Saguenay Capital LLC (and its sister company QVan Capital LLC), a money management and investment advisory company, a position that he has held since January, 2001. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life, CLAC and Crown Life. Mr. Walsh also serves on the Board of Directors of Putnam Investments, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

		Served as
		Executive
Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Mitchell T.G. Graye	55	1997	President and Chief Executive Officer of
President and Chief			the Company
Executive Officer

Charles P. Nelson	50	2008	President, Great-West Retirement
President, Great-West			Services of the Company
Retirement Services

S. Mark Corbett	51	2008	Executive Vice President and Chief
Executive Vice			Investment Officer of the Company
President and Chief
Investment Officer

Robert K. Shaw	55	2008	Executive Vice President, Individual
Executive Vice President,			Markets of the Company
Individual Markets

James L. McCallen	60	2008	Senior Vice President and Chief
Senior Vice President			Financial Officer of the Company
and Chief Financial
Officer

Graham R. McDonald	64	2008	Senior Vice President, Corporate
Senior Vice President,			Resources of the Company
Corporate Resources

Scot A. Miller	52	2008	Senior Vice President and Chief
Senior Vice President			Information Officer of the Company
and Chief Information
Officer

Richard G. Schultz	50	2008	Senior Vice President, General Counsel
Senior Vice President,			and Secretary of the Company
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

2.  Base Salary

Base salaries for the Named Executive Officers are set annually, taking into account the individual’s job responsibilities, experience and proven or expected performance, as well as market conditions. The Company gathers market data in relation to the insurance and financial services industries and also considers surveys prepared by external professional compensation consultants such as Tower Watson, Hewitt, Mercer and McLagan Partners with regard to peer groups in these industries.

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

While the Company’s Compensation Committee makes recommendations with respect to the granting of Lifeco options, Lifeco’s Compensation Committee is responsible for the granting of options to participants under the Lifeco Option Plan.  Options are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco or the Company.

The granting of Lifeco options is considered annually by the Lifeco Compensation Committee.  Officer levels are taken into account when new option grants are considered.  The granting of options is subject to the terms and conditions contained in the Lifeco Stock Option Plan and any additional terms and conditions fixed by the Lifeco Compensation Committee at the time of the grant.

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

The President and Chief Executive Officer receives a yearly car lease benefit.  Executive Vice Presidents and the Chief Financial Officer receive a fixed car allowance of $800 per month.

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

11.4  Summary Compensation Table

The following table sets out compensation paid by the Company to the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2010; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2010 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Mitchell T.G. Graye	2010	916,667	—		—	1,375,000	735,829	150,658	3,178,154
President and Chief	2009	900,000	—		—	1,125,000	298,978	136,399	2,460,377
Executive Officer	2008	788,333	300,000	(1)	973,500	1,062,500	262,256	693,727	5,580,316
			1,500,000	(2)

James L. McCallen	2010	366,750	—		—	260,393	217,104	21,225	865,472
Senior Vice President	2009	357,500	—		—	255,612	122,400	21,435	756,947
and Chief Financial	2008	319,130	51,000	(1)	354,000	220,200	158,469	19,598	1,202,397
Officer			80,000	(2)

Charles P. Nelson	2010	626,550	—		—	614,019	532,234	80,408	1,853,211
President, Great-West	2009	611,250	—		—	611,250	207,582	80,408	1,510,490
Retirement Services	2008	565,000	92,000	(1)	344,300	452,000	233,822	53,560	1,740,682

S. Mark Corbett	2010	509,375	—		—	509,375	588,334	21,195	1,628,279
Executive Vice	2009	475,000	—		—	475,000	61,612	21,225	1,032,837
President and Chief	2008	389,474	100,000	(1)	177,000	341,000	76,284	19,550	1,143,308
Investment Officer			40,000	(2)

Robert K. Shaw	2010	440,975	—		215,366	418,926	349,908	21,225	1,446,400
Executive Vice	2009	412,500	—		—	371,250	141,913	21,025	946,688
President, Individual	2008	371,750	—		—	251,000	178,239	18,450	819,439
Markets

(1)          These were special bonuses paid with respect to the acquisition of Putnam Investments by Lifeco.

(2)          These were special bonuses paid with respect to the sale of the Company’s healthcare business.

(3)          This relates to Lifeco options granted under the Lifeco Option Plan.  The amounts reflected are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  For further information, see Footnote 18 to the Company’s December 31, 2010 Financial Statements contained in Item 8 of this Form 10-K.

(4)          These are bonuses earned under the Annual Incentive Bonus Plan.

(5)          The change in pension value and nonqualified deferred compensation earning are as follows:

(a)          Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $78,624 and a change in actuarial present value under the SERP of $657,205.

(b)         Mr. McCallen had a change in actuarial present value under the Defined Benefit Plan of $217,104.

(c)          Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $148,018, a change in actuarial present value under the SERP of $377,587 and above market earnings under the EDCP of $6,629.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 4.24% of total earnings (4.24% being 120% of the applicable federal long-term rate at December 31, 2010).

(d)         Mr. Corbett had a change in actuarial present value under the Defined Benefit Plan of $133,943 and a change in actuarial present value under the SERP of $454,391.

(e)          Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $183,592, a change in actuarial present value under the SERP of $161,113 and above market earnings under the EDCP of $5,203.

(6)          The components of other compensation for each of the Named Executive Officers are as follows:

(a)          Mr. Graye received (i) a car lease benefit of $16,094; (ii) a perquisites account reimbursement of $5,000; (iii) a 401(k) Plan employer contribution of $6,125; and (iv) $123,439 in respect of directors’ fees.

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

(d)         Mr. Corbett received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,470; and (iii) a 401(k) plan employer contribution of $6,125.

(e)          Mr. Shaw received (i) a car allowance of $ 9,600; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $6,125.

11.5 Grants of Plan-Based Awards for 2010

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan and Lifeco Option Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option
Name	Thresholds ($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Share)
M.T.G. Graye	—	916,667	1,375,000	—		—

J.L. McCallen	—	275,063	275,063	—		—

C.P. Nelson	—	626,550	626,550	—		—

S.M. Corbett	—	509,375	509,375	—		—

R.K. Shaw	—	440,975	440,975	51,400	(1)	26.34

(1)          These options were granted on March 1, 2010.

2.  Narrative Description of the Annual Incentive Bonus Plan

Under the Annual Incentive Bonus Plan, bonus opportunity is expressed as a percentage of base salary and varies by office.  The President and Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents can generally earn bonuses of up to 150%, 100% and 75%, respectively, of base salary if all targets and objectives are met. For individuals promoted during the year, the bonus opportunity for the year is prorated based on the different percentages applicable to the two positions held.

Bonus amounts are established against each target or objective.  If objectives are not met, the President and Chief Executive Officer is not entitled to any bonus.  Lower bonus amounts may be earned by Executive Vice Presidents and Senior Vice Presidents on partial achievement of bonus objectives.

For 2010:

(i)             M.T.G. Graye had an opportunity to earn 100% of base salary earned in 2010 if earnings targets were met and up to 150% of base salary earned in 2010 if earnings targets were exceeded by specified amounts;

(ii)          J.L. McCallen had an opportunity to earn up to 75% of base salary earned in 2010 - 40% based on earnings targets, 15% based on expense related targets and 20% based on specific individual objectives;

(iii)       C.P. Nelson had an opportunity to earn up to 100% of base salary earned in 2010 -  55% based on earnings targets, 5% based on expense related targets, 30% based on sales related targets and 10% based on specific individual objectives;

(iv)      S.M. Corbett had an opportunity to earn up to 100% of base salary earned in 2010 -  50% based on earnings targets, 10% based on expense related targets and 40% based on specific individual objectives; and

(v)         R.K. Shaw had an opportunity to earn up to 100% of base salary earned in 2010 - 55% based on earnings targets, 5% based on expense related targets, 30% based on sales related targets and 10% based on specific individual objectives.

3.  Narrative Description of the Lifeco Option Plan

Under the Lifeco Option Plan, the Lifeco Compensation Committee sets the exercise price of the options but under no circumstances can it be less than the weighted average trading price per Lifeco common share on the Toronto Stock Exchange for the five trading days preceding the date of the grant.

Options are either regular options or contingent options.  Regular options are generally granted in multi-year allotments. Regular options become exercisable at the rate of 20% per year commencing one year after the date of the grant, except that grants made during the period February 2007 to February 2009 became exercisable over a seven and one-half year period commencing one year after the date of the grant at a rate of 4%, 8%, 14.66%, 14.66%, 14.66%, 14.66%, and 14.66% per year, with the final 14.66% becoming exercisable six months later.  Contingent options do not become exercisable unless and until conditions prescribed by the Lifeco Compensation Committee have been satisfied.

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

11.6  Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan as of December 31, 2010.  Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1/1.03 which was Lifeco’s average rate for the year (the “Conversion Rate”).

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

M.T.G. Graye	80,000	—		17.02	April 25, 2011
	100,000	—		18.85	July 9, 2013
	280,000	—		28.97	December 13, 2015
	33,000	242,000	(1)	30.36	May 12, 2018

J.L. McCallen	24,630	—		16.64	December 3, 2011
	20,000	—		18.85	July 9, 2013
	12,000	88,000	(2)	30.36	May 12, 2018

C.P. Nelson	120,000	—		16.64	December 3, 2011
	29,332	80,668	(3)	36.14	February 27, 2017
	13,200	96,800	(4)	27.76	March 24, 2018

S.M. Corbett	80,000	—		16.64	December 3, 2011
	20,000	—		18.85	July 9, 2013
	23,999	66,001	(5)	36.14	February 27, 2017
	6,000	44,000	(6)	30.36	May 12, 2018

R.K. Shaw	20,000	—		18.85	July 9, 2013
	—	51,400	(7)	26.34	February 29, 2020

(1)          These options vest as follows: 40,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 40,335 on November 13, 2015.

(2)          These options vest as follows: 14,667 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 14,665 on November 13, 2015.

(3)          These options vest as follows: 16,132 on each of February 28, 2011, 2012, 2013 and 2014; and 16,140 on August 28, 2014.

(4)          These options vest as follows: 16,133 on each of March 25, 2011, 2012, 2013, 2014 and 2015; and 16,135 on September 25, 2015.

(5)          These options vest as follows: 13,199 on each of February 28, 2011, 2012, 2013 and 2014; and 13,205 on August 28, 2014.

(6)          These options vest as follows: 7,333 on each of May 13, 2011, 2012, 2013, 2014 and 2015; and 7,335 on November 13, 2015.

(7)          These options vest as follows: 10,280 on each of March 1, 2011, 2012, 2013, 2014 and 2015.

11.7  Option Exercises for 2010

The following table sets out Lifeco options exercised by the Named Executive Officers in 2010.

	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
M.T.G. Graye	125,002	1,909,593
J.L. McCallen	8,200	82,179
R.K. Shaw	100,000	808,258

11.8  Pension Benefits for 2010

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit
	Plan	18	358,329	—
	SERP	18	1,696,005	—

J.L. McCallen	Defined Benefit
	Plan	36	1,439,108	—

C.P. Nelson	Defined Benefit
	Plan	28	689,211	—
	SERP	28	997,127	—

S.M. Corbett	Defined Benefit
	Plan	24	606,726	—
	SERP	24	454,391	—

R.K. Shaw	Defined Benefit
	Plan	33	1,002,714	—
	SERP	33	618,737	—

(1)          The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2010.  These amounts are based on pay through December 31, 2010.  The assumptions used for these calculations are consistent with actuarial valuations of the plans.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2010, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2010 at the applicable discount rate for December 31, 2010.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2010

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

J.L. McCallen	NQDCP	—	14,169	—	152,487

C.P. Nelson	EDCP	15,375	16,037	—	394,978

R.K. Shaw	NQDCP	—	48,514	—	282,983
	EDCP	77,736	12,679	—	326,815

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

Under the NQDCP, participants specify one or more investment preferences in which deferrals are deemed to be invested.  Participant accounts are adjusted for interest, earnings or losses equal to the actual results of the underlying investment(s).  Under the EDCP, participant deferrals earn an interest rate equal to the Moody’s Average Annual Corporate Bond Index rate plus .45% for active participants and fixed rates ranging from 6.37% to 7.91% for participants receiving benefits.

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

11.10  Compensation of Directors for 2010

1.  Table

The following sets out compensation earned in 2010 by the Directors identified in part 10.1 of this Form 10-K.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Balog	79,151	48,288	40	127,479

J.L. Bernbach	53,151	48,288	40	101,479

A. Desmarais	21,359	—	—	21,359

P. Desmarais, Jr.	23,301	—	—	23,301

M.T.G. Graye	75,151	48,288	40	123,479

A. Louvel	72,151	48,288	40	120,479

R.L. McFeetors	34,951	—	—	34,951

J.E.A. Nickerson	17,476	—	—	17,476

R.J. Orr	34,951	—	—	34,951

M. Plessis-Bélair	11,650	—	—	11,650

H. P. Rousseau	29,126	—	—	29,126

R. Royer	11,650	—	—	11,650

P.K. Ryan	36,893	—	—	36,893

T.T. Ryan, Jr.	37,536	16,366	20	53,922

B.E. Walsh	32,000	—	—	32,000

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

2.  Narrative Description of Directors Compensation

For each Director of the Company who is not also a Director of Lifeco, the Company pays an annual retainer fee in the amount of $100,000.  $50,000 of this retainer is paid in Deferred Share Units of Lifeco (“Deferred Share Units”) under the mandatory component of the U.S. DSUP or Canadian DSUP, as applicable.  The remaining $50,000 is available in cash.

A Director serving on the Audit Committee who is not also a Director of Lifeco receives an additional retainer fee in the amount of $3,000.  The Company pays each Director who is not also a Director of Lifeco a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended.

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

The following are the number of Deferred Share Units held by the Directors, as of December 31, 2010, with respect to contributions made by the Company and/or its subsidiaries.

J. Balog	51,155

J.L. Bernbach	8,837

A. Desmarais	12,827

P. Desmarais, Jr.	—

M.T.G. Graye	14,303

A. Louvel	8,673

R.L. McFeetors	8,016

J.E.A. Nickerson	—

R.J. Orr	9,095

M. Plessis-Bélair	—

H.P. Rousseau	—

R. Royer	475

P.K. Ryan	3,288

T.T. Ryan	5,414

B.E. Walsh	24,779

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2011, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)          72.32% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)          66.08% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

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

12.2     Security Ownership of Management

The following tables set out the number of equity securities and exercisable options (including options that will become exercisable within 60 days) for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2011, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J. Balog	—	—	—

J.L. Bernbach	—	—	—

A. Desmarais	103,318	43,200	1,567,909
			955,400 options

P. Desmarais, Jr.	100,000	—	58,284
			1,755,400 options

M.T.G. Graye	6,622	75,000	—
	493,000 options

A. Louvel	—	—	—

R.L. McFeetors	2,107,103	170,500	17,047
	1,600,005 options	559,878 options

J.E.A. Nickerson	5,000	19,485	21,151

R.J. Orr	20,000	400,400	20,000
		2,335,000 options

M. Plessis-Bélair	40,000	6,000	162,426
			323,363 options

H.P. Rousseau	2,800	5,400	7,469

R. Royer	15,000	174,000	—

P.K. Ryan	—	56,566 options	3,517
			57,954 options

T.T. Ryan, Jr.	—	—	—

B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
M.T.G. Graye	6,622	75,000	—
	493,000 Options

J.L. McCallen	15,870	—	—
	56,630 options

C.P. Nelson	23,256	—	—
	162,532 options

S.M. Corbett	5,739	—	—
	129,999 options

R.K. Shaw	39,629	—	—
	20,000 options

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	2,520,437	893,985	1,857,803
	2,462,166 options	2,951,444 options	3,092,117 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.18% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.

Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2010 and 2009, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $5,717,600 and $5,183,160 for the years ended December 31, 2010 and 2009, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2010 and 2009, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $4,494,400 and $4,111,500, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2010 and 2009 were $644,200 and $355,200, respectively.  These services included Statement of Auditing Standards No, 70 internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2010 and 2009 were $579,000 and $330,500, respectively.  These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All other fees - The aggregate fees for services not included above were $0 and $385,960 for the years ended December 31, 2010 and 2009, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2010 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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
3(i)

Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended Decfember 31, 2006 and incorporated herein by reference

10	Material Contracts

10.1

Great-West Lifeco Inc. Stock Option Plan Amended and restated as of April 2007 Filed as Exhibit 10.1 to Registrant’s Form 10-K/A for the year ended December 31, 2009 and incorporated herein by reference

Exhibit Number	Title

10.2

Supplemental Executive Retirement Plan Amended and restated as of March 24, 2009 Filed as Exhibit 10.2 to Registrant’s Form 10-K/A for the year ended December 31, 2009 and incorporated herein by reference

10.3

Executive Deferred Compensation Plan Amended and restated as of March 24, 2009 Filed as Exhibit 10.3 to Registrant’s Form 10-K/A for the year ended December 31, 2009 and incorporated herein by reference

10.4	Deferred Share Unit Plan Amended and restated as of March 24, 2009 Filed as Exhibit 10.4 to Registrant’s Form 10-K/A for the year ended December 31, 2009 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6

Nonqualified Deferred Compensation Plan Amended and restated as of March 24, 2009 Filed as Exhibit 10.6 to Registrant’s Form 10-K/A for the year ended December 31, 2009 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

10.9	Share Unit Plan effective January 1, 2011 Filed herewith

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

Exhibit Number	Title
24

Directors’ Power of Attorney Directors’ Power of Attorney filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1996; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 1997; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2003; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2005; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2006; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2007; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2008; Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference

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

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title		Date

/s/	Mitchell T.G. Graye	March 31, 2011
Mitchell T.G. Graye
President and Chief Executive Officer and a Director

/s/	James L. McCallen	March 31, 2011
James L. McCallen
Senior Vice President and Chief Financial Officer

/s/	Glen R. Derback	March 31, 2011
Glen R. Derback
Senior Vice President and Controller

/s/	James Balog *	March 31, 2011
James Balog, Director

/s/	John L. Bernbach *	March 31, 2011
John L. Bernbach, Director

/s/	André Desmarais *	March 31, 2011
André Desmarais, Director

/s/	Paul Desmarais, Jr. *	March 31, 2011
Paul Desmarais, Jr., Director

/s/	Alain Louvel *	March 31, 2011
Alain Louvel, Director

/s/	Raymond L. McFeetors *	March 31, 2011
Raymond L. McFeetors, Chairman of the Board

/s/	Jerry E.A. Nickerson *	March 31, 2011
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	March 31, 2011
R. Jeffrey Orr, Director

/s/	Michel Plessis-Bélair *	March 31, 2011
Michel Plessis-Bélair, Director

/s/	Henri-Paul Rousseau *	March 31, 2011
Henri-Paul Rousseau, Director

/s/	Raymond Royer *	March 31, 2011
Raymond Royer, Director

/s/	Philip K. Ryan *	March 31, 2011
Philip K. Ryan, Director

/s/	T. Timothy Ryan, Jr. *	March 31, 2011
T. Timothy Ryan, Jr., Director

/s/	Brian E. Walsh *	March 31, 2011
Brian E. Walsh, Director

* By:/s/	Glen R. Derback	March 31, 2011
Glen R. Derback
Attorney-in-fact pursuant to filed Power of Attorney