Form 10-Q
period 2011-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2011-05-09
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	3

		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2010 and for the Three Months Ended March 31, 2011 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4	Controls and Procedures	54

Part II	Other Information		54

	Item 1	Legal Proceedings	54

	Item 1A	Risk Factors	54

	Item 6	Exhibits	55

		Signature	55

Part I                             Financial Information

Item 1.                       Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	March 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,042,668 and $15,382,402)	$15,580,749	$15,943,057
Fixed maturities, held for trading, at fair value (amortized cost $172,095 and $134,587)	180,611	144,174
Mortgage loans on real estate (net of allowances of $16,300 and $16,300)	1,973,770	1,722,422
Equity investments, available-for-sale, at fair value (cost $1,913 and $1,313)	2,419	1,888
Policy loans	4,049,727	4,059,640
Short-term investments, available-for-sale (cost approximates fair value)	966,488	964,507
Limited partnership and other corporation interests	201,123	210,146
Other investments	22,200	22,762
Total investments	22,977,087	23,068,596

Other assets:
Cash	3,054	4,476
Reinsurance receivable	597,160	594,997
Deferred acquisition costs and value of business acquired	332,779	306,948
Investment income due and accrued	276,727	239,345
Premiums in course of collection	1,375	15,421
Collateral under securities lending agreements	60,189	51,749
Due from parent and affiliates	166,051	203,231
Goodwill	105,255	105,255
Other intangible assets	24,695	25,642
Other assets	507,464	460,573
Assets of discontinued operations	61,270	62,091
Separate account assets	22,294,042	22,489,038
Total assets	$47,407,148	$47,627,362

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	March 31, 2011	December 31, 2010
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$20,463,429	$20,420,875
Policy and contract claims	292,301	293,383
Policyholders’ funds	345,680	372,980
Provision for policyholders’ dividends	66,538	66,244
Undistributed earnings on participating business	6,880	6,803
Total policy benefit liabilities	21,174,828	21,160,285

General liabilities:
Due to parent and affiliates	544,004	537,474
Repurchase agreements	814,607	936,762
Commercial paper	98,402	91,681
Payable under securities lending agreements	60,189	51,749
Deferred income tax liabilities, net	59,645	57,798
Other liabilities	506,043	460,310
Liabilities of discontinued operations	61,228	62,042
Separate account liabilities	22,294,042	22,489,038
Total liabilities	45,612,988	45,847,139

Commitments and contingencies (Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	765,544	764,644
Accumulated other comprehensive income (loss)	234,523	242,516
Retained earnings	787,061	766,031
Total stockholder’s equity	1,794,160	1,780,223
Total liabilities and stockholder’s equity	$47,407,148	$47,627,362

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2011 and 2010

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Premium income, net of premiums ceded of $5,967 and $5,697	$180,449	$210,994
Fee income	119,964	109,639
Net investment income	291,866	279,356
Realized investment gains (losses), net:
Total other-than-temporary losses	—	(53,055)
Other-than-temporary losses transferred to other comprehensive income	—	15,704
Other realized investment gains, net	6,649	17,097
Total realized investment gains (losses), net	6,649	(20,254)
Total revenues	598,928	579,735
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $10,631 and $6,149	173,739	147,853
Increase (decrease) in future policy benefits	38,622	101,731
Interest paid or credited to contractholders	125,029	116,290
Provision (benefit) for policyholders’ share of earnings on participating business	189	386
Dividends to policyholders	22,618	23,784
Total benefits	360,197	390,044
General insurance expenses	124,310	114,976
Amortization of deferred acquisition costs and value of business acquired	9,816	10,800
Interest expense	9,450	9,335
Total benefits and expenses, net	503,773	525,155
Income from operations before income taxes	95,155	54,580
Income tax expense	26,325	17,933
Net income	$68,830	$36,647

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year ended December 31, 2010 and Three Months Ended March 31, 2011 (Unaudited)

(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	paid-in	gains (losses)	benefit plan	Retained
	stock	capital	on securities	adjustments	earnings	Total
Balances, January 1, 2010	7,032	761,330	(90,110)	(42,611)	724,193	1,359,834
Net income					202,755	202,755
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			6,346			6,346
Net change in unrealized gains (losses)			372,233			372,233
Employee benefit plan adjustment				(3,342)		(3,342)
Total comprehensive income						577,992
Dividends					(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855				1,855
Income tax benefit on stock-based compensation		1,459				1,459
Balances, December 31, 2010	7,032	764,644	288,469	(45,953)	766,031	1,780,223
Net income					68,830	68,830
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			18,556			18,556
Net change in unrealized gains (losses)			(26,549)			(26,549)
Total comprehensive income						60,837
Dividends					(47,800)	(47,800)
Capital contribution - stock-based compensation		396				396
Income tax benefit on stock-based compensation		504				504
Balances, March 31, 2011	$7,032	$765,544	$280,476	$(45,953)	$787,061	$1,794,160

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$68,830	$36,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	189	386
Amortization of premiums / (accretion) of discounts on investments, net	(12,477)	(7,544)
Net realized (gains) losses on investments	(10,618)	20,254
Net proceeds / (purchases) of trading securities	(39,573)	(24,669)
Interest credited to contractholders	123,874	115,117
Depreciation and amortization	12,859	14,975
Deferral of acquisition costs	(20,591)	(24,310)
Deferred income taxes	7,732	14,782
Other, net	124	671
Changes in assets and liabilities:
Policy benefit liabilities	(2,618)	53,650
Reinsurance receivable	(1,342)	5,801
Accrued interest and other receivables	(23,336)	(49,469)
Other assets	(1,553)	(26,727)
Other liabilities	(25,394)	(80,226)
Net cash provided by operating activities	76,106	49,338

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	1,855,445	1,063,168
Mortgage loans on real estate	19,301	19,599
Equity investments and other limited partnership interests	10,962	14,258
Purchases of investments:
Fixed maturities available-for-sale	(1,542,484)	(1,163,899)
Mortgage loans on real estate	(271,997)	(31,568)
Equity investments and other limited partnership interests	(3,137)	(1,815)
Net change in short-term investments	95,509	(296,626)
Net change in repurchase agreements	(122,155)	109,994
Policy loans, net	2,649	457
Other, net	(30)	(53)
Net cash provided by (used in) investing activities	44,063	(286,485)

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from financing activities:
Contract deposits	$555,655	$552,816
Contract withdrawals	(654,611)	(374,603)
Change in due to parent and affiliates	43,598	(1,068)
Dividends paid	(47,800)	(66,000)
Net commercial paper borrowings (repayments)	6,721	(2,787)
Change in bank overdrafts	(25,658)	(22,842)
Income tax benefit of stock option exercises	504	525
Net cash provided by (used in) financing activities	(121,591)	86,041

Net decrease in cash	(1,422)	(151,106)
Cash, beginning of period	4,476	170,978
Cash, end of period	$3,054	$19,872

Supplemental disclosures of cash flow information:
Net cash paid (received) during the periods for:
Income taxes	$(53,522)	$737
Income tax payments withheld and remitted to taxing authorities	15,963	15,214
Interest	192	78

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	$396	$399
Fair value of assets acquired in settlement of fixed maturity investments	387	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, valuation and accounting for derivative instruments, policy benefit liabilities, deferred acquisition costs and value of business acquired, employee benefit plans and taxes on income.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations.  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2, and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009, except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and adopted the Level 3 purchase, sales, issuances and settlement provisions for its fiscal year beginning January 1, 2011.  The adoption ASU No. 2010-06 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

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

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In April 2010, the FASB issued ASU No. 2010-15 “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU No. 2010-15”).  ASU No. 2010-15 clarifies that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be its interests and that those interests should not be combined with interests of its general account in the same investment when assessing the investment for consolidation.  ASU No. 2010-15 also provides that an insurance company is required to consider a separate account as a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate.  ASU No. 2010-15 is effective for fiscal years beginning after December 15, 2010.  The Company adopted ASU No. 2010-15 for its fiscal year beginning on January 1, 2011.  The adoption of ASU No. 2010-15 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”).  ASU No. 2010-20 provides for entities to disclose credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings, modifications as a result of troubled debt restructurings and significant sales or purchases, by disaggregated class, for its financing receivables.  ASU No. 2010-20 is effective for fiscal periods ending after December 15, 2010.  The Company adopted ASU No. 2010-20 for its fiscal year ended December 31, 2010.  The provisions of ASU No. 2010-20 related to troubled debt restructurings have been clarified in ASU No. 2011-02, see future adoption of new accounting pronouncements below.  The provisions of ASU No. 2010-20 relate only to financial statement disclosures regarding financing receivables and, accordingly, its adoption did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

Future adoption of new accounting pronouncements

In October 2010, the FASB issued ASU No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as deferred acquisition costs.  ASU No. 2010-26 is effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company will adopt ASU No. 2010-26 for its fiscal year beginning January 1, 2012.  The Company is evaluating the impact of the adoption of ASU No. 2010-26.

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company will adopt ASU No. 2011-02 for its fiscal period ended June 30, 2011.  The Company is evaluating the impact of the adoption of ASU No. 2011-02.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criterion under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860, however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 if effective for the first interim or annual period beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The Company is evaluating the impact of the adoption of ASU No. 2011-03.

3.  Related Party Transactions

Included in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 are the following related party amounts:

	March 31, 2011	December 31, 2010
Reinsurance receivable	$484,236	$483,564
Future policy benefits	2,142,288	2,183,167

Included in the condensed consolidated statements of income for the three month periods ended March 31, 2011 and 2010 are the following related party amounts:

	Three months ended March 31,
	2011	2010
Premium income, net of related party premium ceded of $741 and $794	$30,247	$31,434
Life and other policy benefits, net of reinsurance recoveries of $945 and $867	29,208	33,591
Increase (decrease) in future policy benefits	(29,374)	(26,991)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the GWSC as collateral under the reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,114,380 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2011 and December 31, 2010, there were no outstanding amounts related to the letters of credit.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  Included in fee income in the condensed consolidated statements of income are $16,350 and $14,102 of advisory and management fee income from these affiliated entities for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended March 31, 2011 and 2010, these purchases totaled $43,565 and $69,629 respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $281,302 and $269,495 at March 31, 2011 and December 31, 2010, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three-month period ended March 31, 2011 and 2010, the Company paid dividends of $47,800 and $66,000, respectively, to its parent, GWL&A Financial.

4.  Summary of Investments

The following tables summarize fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
	cost	gains	losses	and carrying value	included in AOCI (1)
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$2,127,022	$88,644	$3,328	$2,212,338	$—
Obligations of U.S. states and their subdivisions	1,813,725	155,411	11,696	1,957,440	—
Corporate debt securities	7,539,946	489,732	132,982	7,896,696	4,071
Asset-backed securities (2)	2,040,361	59,169	128,025	1,971,505	(31,457)
Residential mortgage-backed securities	689,617	22,849	1,655	710,811	65
Commercial mortgage-backed securities	799,473	26,380	20,789	805,064	—
Collateralized debt obligations	32,524	66	5,695	26,895	—
Total fixed maturities	$15,042,668	$842,251	$304,170	$15,580,749	$(27,321)

Equity investments:
Financial services	$192	$522	$—	$714	$—
Equity mutual funds	645	260	—	905	—
Airline industry	1,076	—	276	800	—
Total equity investments	$1,913	$782	$276	$2,419	$—

(1) Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2) OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position of $31,457 at March 31, 2011 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	December 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
	cost	gains	losses	and carrying value	included in AOCI (1)
Fixed Maturities:
U.S. government direct obligations and U.S. agencies	$2,289,010	$96,924	$14,784	$2,371,150	$—
Obligations of U.S. states and their subdivisions	1,784,299	173,567	15,603	1,942,263	—
Corporate debt securities	7,625,810	557,104	144,486	8,038,428	5,439
Asset-backed securities (2)	2,104,420	51,663	154,157	2,001,926	(22,284)
Residential mortgage-backed securities	730,293	20,888	12,119	739,062	505
Commercial mortgage-backed securities	812,915	28,049	20,615	820,349	—
Collateralized debt obligations	35,655	5	5,781	29,879	—
Total fixed maturities	$15,382,402	$928,200	$367,545	$15,943,057	$(16,340)

Equity investments:
Financial services	$192	$533	$—	$725	$—
Equity mutual funds	432	119	—	551	—
Airline industry	689	—	77	612	—
Total equity investments	$1,313	$652	$77	$1,888	$—

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

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at March 31, 2011, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized cost	Estimated fair value
Maturing in one year or less	$507,671	$536,196
Maturing after one year through five years	2,832,009	3,034,362
Maturing after five years through ten years	3,334,996	3,605,419
Maturing after ten years	2,836,471	2,839,819
Mortgage-backed and asset-backed securities	5,531,521	5,564,953
	$15,042,668	$15,580,749

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Proceeds from sales	$1,522,818	$776,449
Gross realized gains from sales	29,091	14,347
Gross realized losses from sales	19,442	40

Gross realized gains and losses from sales were primarily attributable to changes in interest rates.

The Company has a corporate fixed maturity security with fair values of $10,146 and $8,845 that has been non-income producing for the twelve months preceding March 31, 2011 and December 31, 2010, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.  No additional impairment has been recognized since the period in which it was deemed impaired.

The Company holds certain performing securities subject to deferred coupons in which the issuer has exercised its contractual right to defer the payment of the coupons.  At March 31, 2011 and December 31, 2010, the Company had total coupon payment receivables of $559 and $457, respectively.  The Company expects to receive these payments in 2012.  Based on the information presently available, management believes there is reasonable assurance of collection of the deferred coupons at the end of the deferral period.

Mortgage loans on real estate - The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The tables below summarize the carry value of the mortgage loan portfolio by component as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Principal	$1,961,726	$1,709,075
Write-offs	—	—
Unamortized premium (discount)	28,344	29,647
Allowance for credit loss	(16,300)	(16,300)
Total mortgage loans	$1,973,770	$1,722,422

Of the total principal balance in the mortgage loan portfolio, $8,322 and $8,470 related to impaired loans at March 31, 2011 and December 31, 2010, respectively.

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

•    Non-performing - generally indicates that there is a potential for loss due to the deterioration of financial/monetary default indicators or potential foreclosure.  Due to the potential for loss, these loans are disclosed as impaired.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company’s allowance for credit loss is reviewed quarterly.  The determination of the calculation and the adequacy of the mortgage credit loss allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the allowance for credit losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.  Loans that meet the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required.  Loans reviewed for specific impairment are excluded from the analysis to estimate the credit loss allowance for the loans categorized as performing in the portfolio.

The recorded investment in impaired mortgage loans was $9,454 and $9,576 at March 31, 2011 and December 31, 2010, respectively.  The Company estimated no loss and therefore no specific allowance was recorded at March 31, 2011 or 2010.  The average recorded investment of impaired mortgage loans was $9,515 and $4,418 for the three-month periods ended March 31, 2011 and 2010, respectively.  The interest income earned and recognized on impaired loans during the three-month periods ended March 31, 2011 and 2010 was $64 and $152, respectively.  The interest income collected on impaired loans during the three-month periods ended March 31, 2011 and 2010 was $127 and $213, respectively.

The following tables summarize the recorded investment of the mortgage loan portfolio by risk assessment category as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Performing	$1,980,616	$1,729,146
Non-performing	9,454	9,576
Total	$1,990,070	$1,738,722

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize activity in the allowance for mortgage loan credit losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31, 2011	December 31, 2010
	Commercial mortgages	Commercial mortgages
Beginning balance	$16,300	$14,854
Charge offs	—	—
Recoveries	—	—
Provision increases	—	1,446
Provision decreases	—	—
Quantitative change in policy or methodology	—	—
Ending balance	$16,300	$16,300

Ending allowance balance from loans individually evaluated for impairment	$—	$—
Ending allowance balance from loans collectively evaluated for impairment	16,300	16,300
Ending allowance balance from loans acquired with deteriorated credit quality	—	—

Mortgage loans, gross of allowance, ending recorded investment	$1,990,070	$1,738,722
Ending recorded investment of loans individually evaluated for impairment	30,804	27,250
Ending recorded investment of loans collectively evaluated for impairment	1,959,266	1,711,472
Ending recorded investment of loans acquired with deteriorated credit quality	—	—

There was no specific impairment for the three-month periods ended March 31, 2011 and 2010.  No properties were acquired through foreclosure during the three months ended March 31, 2011.  One property was acquired through foreclosure during the year ended December 31, 2010.  The property acquired through foreclosure in 2010 was liquidated during 2010 for $513.  As of March 31, 2011 and December 31, 2010, there were four properties in the process of foreclosure which had a recorded investment of $2,154 and $2,158, respectively.  The Company did not complete any significant purchases or sales of mortgage loans during the three months ended March 31, 2011 or the year ended December 31, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The tables below summarize the recorded investment of the mortgage loan portfolio by aging category as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,987,916	$—	$—	$2,154	$1,990,070

(1) Includes four loans in the amount of $2,154 in process of foreclosure.

	December 31, 2010
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,733,922	$2,642	$—	$2,158	$1,738,722

(1) Includes four loans in the amount of $2,158 in process of foreclosure.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure, all accrual of interest was discontinued.  There were no loans greater than 90 days past due and accruing interest at March 31, 2011 or at December 31, 2010.  The Company resumes interest accrual on loans when a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits are considered to be more favorable than those achieved by acquiring the collateral through foreclosure.  At March 31, 2011, the Company had no loans classified as troubled debt restructurings.  At December 31, 2010, the Company had one loan, with a principal balance of $6,355, classified as a troubled debt restructuring with loan modifications which primarily reduced the interest rate for the life of the loan, but did not extend the maturity date or forgive any principal.  The Company did not create a specific allowance for the restructured loan.

Equity investments - The carrying value of the Company’s equity investments was $2,419 and $1,888 at March 31, 2011 and December 31, 2010, respectively.  The increase in the carrying value of the Company’s equity investments was due to additional airline industry securities received during the current period for defaulted fixed maturity investments previously held.

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At March 31, 2011 and December 31, 2010, the Company had $201,123 and $210,146, respectively, invested in limited partnership and other corporation interests.

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

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

The following tables present information about the nature and activities of the VIEs and the effect on the Company’s financial statements as of March 31, 2011 and December 31, 2010 as follows:

March 31, 2011
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$140,848	$—	$140,848

December 31, 2010
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$151,158	$—	$151,158

All of the Company’s investments in LIHLPs are guaranteed by third parties.  One of the guarantors, guaranteeing 7% of the LIHLPs at March 31, 2011 and December 31, 2010, filed for bankruptcy protection in 2009; however, the bankruptcy does not currently impact the guarantee.  At March 31, 2011, $115,956 of the interests, or 82%, are backed by third party guarantors with an investment grade rating.  At December 31, 2010, $123,853 of the interests, or 82%, are backed by third party guarantors with an investment grade rating.

The Company is not required to provide any additional funding to the LIHLPs unless the investment exceeds the minimum yield guarantee.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company did not provide any additional financial or other support that it was not previously contractually required to provide.

Securities pledged, special deposits and securities lending - The Company pledges investment securities it owns to unaffiliated parties based on interest rate futures initial margin.  The fair value of margin deposits related to futures contracts was approximately $6,639 and $5,979 at March 31, 2011 and December 31, 2010, respectively.  These pledged securities are included in short-term investments in the accompanying condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $14,228 and $14,144 at March 31, 2011 and December 31, 2010, respectively.  These deposits are included in fixed maturities in the accompanying condensed consolidated balance sheets.

The Company participates in a securities lending program whereby securities, which are included in fixed maturity investments in the accompanying condensed consolidated balance sheets, are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $53,997 and $45,000 and estimated fair values in the amounts of $58,695 and $50,807 were on loan under the program at March 31, 2011 and December 31, 2010, respectively.  The Company received restricted cash collateral in the amounts of $60,189 and $51,749 at March 31, 2011 and December 31, 2010, respectively.

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

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$72,779	$1,606	$81,230	$1,722	$154,009	$3,328
Obligations of U.S. states and their subdivisions	36,297	311	374,066	11,385	410,363	11,696
Corporate debt securities	420,287	5,331	1,137,633	127,651	1,557,920	132,982
Asset-backed securities	55,248	4,214	988,632	123,811	1,043,880	128,025
Residential mortgage-backed securities	14,921	88	84,328	1,567	99,249	1,655
Commercial mortgage-backed securities	14,160	70	132,517	20,719	146,677	20,789
Collateralized debt obligations	—	—	22,894	5,695	22,894	5,695
Total fixed maturities	$613,692	$11,620	$2,821,300	$292,550	$3,434,992	$304,170

Equity investments:
Airline industry	$800	$276	$—	$—	$800	$276

Total number of securities in an unrealized loss position		69		313		382

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$892,025	$14,551	$22,471	$233	$914,496	$14,784
Obligations of U.S. states and their subdivisions	391,101	11,332	99,720	4,271	490,821	15,603
Corporate debt securities	477,059	15,486	819,627	129,000	1,296,686	144,486
Asset-backed securities	52,814	1,505	1,071,557	152,652	1,124,371	154,157
Residential mortgage-backed securities	26,142	509	146,532	11,610	172,674	12,119
Commercial mortgage-backed securities	53,462	2,086	79,429	18,529	132,891	20,615
Collateralized debt obligations	5,745	29	23,112	5,752	28,857	5,781
Total fixed maturities	$1,898,348	$45,498	$2,262,448	$322,047	$4,160,796	$367,545

Equity investments:
Equity mutual funds	$6	$—	$3	$—	$9	$—
Airline industry	612	77	—	—	612	77
Total equity investments	$618	$77	$3	$—	$621	$77

Total number of securities in an unrealized loss position		183		237		420

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $63,375 or 17%, from December 31, 2010 to March 31, 2011.  This decrease in unrealized losses was across most asset classes and reflects recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in certain asset classes still remains.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Unrealized losses on corporate debt securities decreased by $11,504 from December 31, 2010 to March 31, 2011.  The valuation of these securities has been influenced by market conditions with increased liquidity and tightening of credit spreads resulting in generally higher valuations of fixed income securities.  Management has classified the losses on these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	March 31, 2011	December 31, 2010
Finance	74%	78%
Utility	9%	8%
Natural resources	4%	4%
Consumer	6%	4%
Transportation	1%	1%
Other	6%	5%
	100%	100%

Unrealized losses on asset-backed and residential mortgage-backed securities decreased by $26,132, and $10,464, respectively, since December 31, 2010, generally due to tightening of credit spreads and increased market liquidity.

Asset-backed securities account for 42% of the unrealized losses and OTTI greater than twelve months.  Of the $123,811 of unrealized losses and OTTI over twelve months on asset-backed securities, 72% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 84% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.  Accordingly, unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the asset-backed securities within the portfolio along with credit enhancement is sufficient to expect full repayment of the principal.

Of the $127,651 of unrealized losses and OTTI over twelve months on corporate debt securities, 67% are on securities which continue to be rated investment grade.  Of the non-investment grade corporate debt securities with unrealized losses and OTTI greater than twelve months, $33,072 of the losses are on investments held in foreign banks.  The prices of securities held in foreign banks have been impacted by their long duration combined with widening spreads and the low London Interbank Offering Rate (“LIBOR”) based floating rates.  Although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Other-than-temporary impairment recognition - There were no other-than-temporary impairments on fixed maturity investments or equity securities for the three months ended March 31, 2011.  The Company recorded other-than-temporary impairments on fixed maturity investments and equity securities for the three months ended March 31, 2010 as follows:

	Three months ended March 31, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$—	$36	$—	$36
Corporate debt securities	—	267	—	267
Asset-backed securities	36,524	—	15,704	52,228
Collateralized debt obligations	34	—	—	34
Total fixed maturities	$36,558	$303	$15,704	$52,565

Equity investments:
Equity mutual funds	$490	$—	$—	$490
Total equity investments	$490	$—	$—	$490

Total OTTI impairments	$37,048	$303	$15,704	$53,055

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, all was related to Ambac Financial Group, Inc. for the three months ended March 31, 2010.  Of the $36,558 in total fixed maturities, $36,524 is the bifurcated loss recognized on securities.

(2) Amounts are recognized in OCI in the period incurred.

The other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

Bifurcated credit loss balance, December 31, 2009	$115,325
Credit loss recognized on securities	66,286
Bifurcated credit loss balance, December 31, 2010	181,611
Credit loss recognized on securities	—
Bifurcated credit loss balance, March 31, 2011	$181,611

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

5.  Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are not used for speculative purposes.  As detailed below, derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed minimum withdrawal benefit, also referred to as guaranteed lifetime withdrawal benefit, (“GMWB”) liabilities, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities and separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

dispositions, the timing of liability pricing, currency risks on non-US dollar denominated assets, and fee revenue based on equity market performance, and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

Derivative transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in some cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company incorporates the market’s perception of its own and the counterparty’s non-performance risk through review of credit spreads in determining the fair value of the portion of its over-the-counter (“OTC”) derivative assets and liabilities that are uncollateralized.  Fair values were adjusted accordingly based on an internal carry value adjustment model at March 31, 2011 and December 31, 2010.  As the Company enters into derivative transactions only with high quality institutions, no losses have been incurred due to non-performance by any of the counterparties.  Certain of these arrangements require collateral when the fair value exceeds certain thresholds and also include credit contingent provisions that provide for a reduction of these thresholds in the event of downgrade in the credit ratings of the Company and/or the counterparty.

Certain interest rate swaptions and swaps in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty.  As of March 31, 2011 and December 31, 2010, the $6,105 and $7,790, respectively, of unrestricted cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  These collateral amounts are not offset against the derivative fair values in the accompanying tables.

Requirements for collateral pledged to the Company are determined based on the counterparties’ credit ratings.  Requirements for collateral pledged by the Company are determined based on the Company’s credit rating.  In the event of credit downgrades, additional collateral is required.  At March 31, 2011, the Company did not have derivatives in a net liability position.  As a result, the Company would not be required to pledge any additional collateral in the event of a downgrade.

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

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Foreign currency exchange contracts are used to manage the foreign exchange rate risk associated with bonds denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The Company’s derivatives treated as cash flow hedges are eligible for hedge accounting.

As of March 31, 2011, the Company estimates that $9,020 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

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

Interest Rate Risk Derivative Instruments - Interest rate risk derivative instruments are used to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities. While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.

The hedging program for the general account life insurance and group pension liabilities incorporates a combination of static hedges and dynamic (i.e. frequently re-balanced based on interest rate movements) hedges. These hedges are used to manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders. The Company has purchased the following derivative instruments: (a) OTC interest rate swaptions as static hedges and (b) OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures as dynamic hedges.

The hedging program for certain separate account life insurance liabilities is also a combination of static and dynamic hedges using OTC interest rate swaptions, OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures. These hedges are used to manage the potential change of cash flows due to increased surrenders. The costs and performance of these hedges are passed directly to the associated separate account liabilities through an adjustment to the liability credited rates.  The notional amount of the Company’s swaptions associated with the separate account liabilities was approximately 29% and 28% of the total swaption notional amount as of March 31, 2011 and December 31, 2010. The notional amount of the derivatives used in the dynamic hedging program associated with separate account liabilities was approximately 5% of the total notional within that program as of both March 31, 2011 and December 31, 2010.

Other Derivative Instruments - During 2011 and 2010, the Company utilized futures on equity indices to hedge the Company’s equity based fee income.  While these derivatives are economic hedges and used to manage risk, the Company did not elect hedge accounting on these transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$212,200	$7,708	$8,786	$1,078
Foreign currency exchange contracts	30,000	(1,487)	—	1,487
Interest rate futures	32,200	—	—	—
Total cash flow hedges	274,400	6,221	8,786	2,565

Fair value hedges:
Interest rate futures	67,300	—	—	—
Total fair value hedges	67,300	—	—	—

Total derivatives designated as hedges	341,700	6,221	8,786	2,565

Derivatives not designated as hedges:
GMWB derivative instruments:
Interest rate swap futures	6,500	—	—	—
Futures on equity indices	645	—	—	—
Total GMWB derivative instruments	7,145	—	—	—

Interest rate risk derivative instruments:
Interest rate swaps	426,102	5,850	8,107	2,257
Interest rate futures	1,885	—	—	—
Interest rate swap futures	19,100	—	—	—
Interest rate swaptions	1,042,000	3,205	3,205	—
Total interest rate risk derivative instruments	1,489,087	9,055	11,312	2,257

Total derivatives not designated as hedges	1,496,232	9,055	11,312	2,257

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,837,932	$15,276	$20,098	$4,822

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

The Company had 39 and 117 swap transactions with an average notional amount of $20,377 and $19,745 during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The Company had 354 and 979 futures transactions with an average number of contracts per transaction of 26 and 26 during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The Company had three swaptions expire and two swaptions purchased during the three months ended March 31, 2011.  As of the year ended December 31, 2010, the Company had three swaptions expire.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The change in notional amount of derivatives since December 31, 2010 was primarily due to the following:

•            The increase of $121,500 in notional value of interest rate swaps is due to cash flow hedges using interest rate swaps to convert the interest rate on certain debt securities from a floating rate to a fixed rate for asset/liability management purposes.

•            The decrease in the notional amount of interest rate swaps was the result of an overall reduction in the interest rate risk hedging program as part of an ongoing review of liability risks and projected hedge gains.

The Company recognized total derivative gains (losses) in net investment income of $2,187 and ($7,987) for the three months ended March 31, 2011 and 2010, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.  The Company realized net investment gains (losses) on closed derivative positions of ($2,894) and $1,235 for the three-month periods ended March 31, 2011 and 2010, respectively.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three-month periods ended March 31, 2011 and 2010 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Three months ended March 31,		Three months ended March 31,		Income statement	Three months ended March 31,		Income statement
	2011	2010	2011	2010	location	2011	2010	location
Cash flow hedges:
Interest rate swaps	$(2,554)	$1,444	$643	$286	(A)	$7	$(1)	(A)
Foreign currency exchange contracts	(1,235)	1,798	—	—		—	—
Interest rate futures	(1,431)	(447)	11	27	(A)	287	—	(A)
Interest rate futures	—	—	—	—		6	—	(B)
Total cash flow hedges	$(5,220)	$2,795	$654	$313		$300	$(1)

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended March 31,		Income statement	Three months ended March 31,		Income statement
	2011	2010	location	2011	2010	location
Fair value hedges:
Interest rate futures	$518	$(1,177)	(A)	$—	$—
Interest rate futures	(776)	272	(B)	—	—
Items hedged in interest rate futures	—	—		540	1,221	(A)
Total fair value hedges (1)	$(258)	$(905)		$540	$1,221

(1)   Hedge ineffectiveness of $282 and $316 for the three months ended March 31, 2011 and 2010, respectively, was recognized.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives		Gain (loss) on derivatives
	recognized in net income		recognized in net income
	Three months ended	Income statement	Three months ended	Income statement
	March 31, 2011	location	March 31, 2010	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$56	(A)	$—
Interest rate swap futures	(116)	(B)	$—
Futures on equity indices	(15)	(A)	$—
Futures on equity indices	(34)	(B)	—
Total GMWB derivative instruments	(109)		—

Interest rate risk derivative instruments:
Interest rate swaps	1,816	(A)	—
Interest rate swaps	(1,484)	(B)	—
Interest rate futures	178	(A)	—
Interest rate futures	(171)	(B)	—
Interest rate swaptions	(93)	(B)	—
Interest rate swaptions	(1,854)	(A)	—
Total interest rate risk derivative instruments	(1,608)		—

Other derivative instruments:
Interest rate futures	—		(3,559)	(A)
Interest rate futures	—		963	(B)
Interest rate swaptions	—		(4,784)	(A)
Futures on equity indicies	(226)	(B)	—
Total other derivative instruments	(226)		(7,380)

Total derivatives not designated as hedging instruments	$(1,943)		$(7,380)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

6.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term investments	$16,727,848	$16,727,848	$17,051,738	$17,051,738
Mortgage loans on real estate	1,973,770	2,003,318	1,722,422	1,809,356
Equity investments	2,419	2,419	1,888	1,888
Policy loans	4,049,727	4,049,727	4,059,640	4,059,640
Other investments	22,200	46,401	22,762	46,608
Collateral under securities lending agreements	60,189	60,189	51,749	51,749
Collateral under derivative counter-party collateral agreements	6,105	6,105	7,790	7,790
Derivative instruments	20,098	20,098	24,826	24,826
Separate account assets	22,294,042	22,294,042	22,489,038	22,489,038

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract benefits without life contingencies	$7,916,335	$7,728,388	$7,976,954	$7,912,850
Policyholders’ funds	345,680	345,680	372,980	372,980
Repurchase agreements	814,607	814,607	936,762	936,762
Commercial paper	98,402	98,402	91,681	91,681
Payable under securities lending agreements	60,189	60,189	51,749	51,749
Payable under derivative counterparty collateral agreements	6,105	6,105	7,790	7,790
Derivative instruments	4,822	4,822	5,831	5,831
Notes payable	541,700	541,700	532,332	532,332

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

Three Months Ended March 31, 2011 and 2010

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

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

•       Short-term investments - valued at amortized cost, which approximates fair value.

•       Derivative financial instruments - reported trades, swap curves, credit spreads, recovery rates, restructuring, currency volatility, net present value of cash flows and news sources.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

See Note 5 for further discussions of derivatives and their impact on the Company’s condensed consolidated financial statements

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

The following tables present information about the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	March 31, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,212,338	$—	$2,212,338
Obligations of U.S. states and their subdivisions	—	1,957,440	—	1,957,440
Corporate debt securities	—	7,838,258	58,438	7,896,696
Asset-backed securities	—	1,677,921	293,584	1,971,505
Residential mortgage-backed securities	—	710,811	—	710,811
Commercial mortgage-backed securities	—	805,064	—	805,064
Collateralized debt obligations	—	26,878	17	26,895
Total fixed maturities available- for-sale	—	15,228,710	352,039	15,580,749
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	77,026	—	77,026
Corporate debt securities	—	51,679	—	51,679
Asset-backed securities	—	43,651	—	43,651
Commercial mortgage-backed securities	—	8,255	—	8,255
Total fixed maturities held for trading	—	180,611	—	180,611
Equity investments available-for-sale:
Financial services	—	714	—	714
Equity mutual funds	905	—	—	905
Airline industry	800	—	—	800
Total equity investments	1,705	714	—	2,419
Short-term investments available-for-sale	180,121	786,367	—	966,488
Collateral under securities lending agreements	60,189	—	—	60,189
Collateral under derivative counterparty collateral agreements	6,105	—	—	6,105
Derivatives designated as hedges:
Interest rate swaps	—	8,786	—	8,786
Derivatives not designated as hedges:
Interest rate swaps	—	8,107	—	8,107
Interest rate swaptions	—	3,205	—	3,205
Total derivative instruments (assets)	—	20,098	—	20,098
Separate account assets (1)	11,684,771	10,341,390	4,783	22,030,944
Total assets	$11,932,891	$26,557,890	$356,822	$38,847,603

Liabilities
Collateral under securities lending agreements	$60,189	$—	$—	$60,189
Collateral under derivative counterparty collateral agreements	6,105	—	—	6,105
Derivatives designated as hedges:
Interest rate swaps	—	1,078	—	1,078
Foreign currency exchange contracts	—	1,487	—	1,487
Derivatives not designated as hedges:
Interest rate swaps	—	2,257	—	2,257
Total derivative instruments (liabilities)	—	4,822	—	4,822
Separate account liabilities (1)	50	387,022	—	387,072
Total liabilities	$66,344	$391,844	$—	$458,188

(1)   Includes only separate account instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,371,150	$—	$2,371,150
Obligations of U.S. states and their subdivisions	—	1,942,263	—	1,942,263
Corporate debt securities	—	7,979,736	58,692	8,038,428
Asset-backed securities	—	1,711,438	290,488	2,001,926
Residential mortgage-backed securities	—	739,062	—	739,062
Commercial mortgage-backed securities	—	820,349	—	820,349
Collateralized debt obligations	—	29,865	14	29,879
Total fixed maturities available- for-sale	—	15,593,863	349,194	15,943,057
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	41,834	—	41,834
Corporate debt securities	—	49,961	—	49,961
Asset-backed securities	—	44,060	—	44,060
Commercial mortgage-backed securities	—	8,319	—	8,319
Total fixed maturities held for trading	—	144,174	—	144,174
Equity investments available-for-sale:
Financial services	—	725	—	725
Equity mutual funds	551	—	—	551
Airline industry	612	—	—	612
Total equity investments	1,163	725	—	1,888
Short-term investments available-for-sale	140,922	823,585	—	964,507
Collateral under securities lending agreements	51,749	—	—	51,749
Collateral under derivative counterparty collateral agreements	7,790	—	—	7,790
Derivatives designated as hedges:
Interest rate swaps	—	10,386	—	10,386
Derivatives not designated as hedges:
Interest rate swaps	—	9,484	—	9,484
Interest rate swaptions	—	4,956	—	4,956
Total derivative instruments (assets)	—	24,826	—	24,826
Separate account assets (1)	11,222,384	10,838,983	4,278	22,065,645
Total assets	$11,424,008	$27,426,156	$353,472	$39,203,636

Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$131	$—	$131
Foreign currency exchange contracts	—	252	—	252
Derivatives not designated as hedges:
Interest rate swaps	—	5,448	—	5,448
Total derivative instruments (liabilities)	—	5,831	—	5,831
Separate account liabilities (1)	93	301,108	—	301,201
Total liabilities	$93	$306,939	$—	$307,032

(1)   Includes only separate account instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

All transfers between levels are recognized at the beginning of the reporting period in which the transfer occurred.  There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or during the year ended December 31, 2010.

The following tables present additional information about assets and liabilities carried at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2011
		Fixed maturities
	Fixed maturities	available-for-	Fixed maturities
	available-for-	sale: asset-	available-for-sale:
	sale: corporate	backed	collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains and losses:
Gains (losses) included in other comprehensive income (loss)	(1,118)	11,921	3	192	10,998
Purchases	—	—	—	473	473
Sales	—	—	—	(60)	(60)
Settlements	(4,090)	(8,825)	—	—	(12,915)
Transfers into Level 3 (1)	7,333	—	—	—	7,333
Transfers out of Level 3 (1)	(2,379)	—	—	(100)	(2,479)
Balance, March 31, 2011	$58,438	$293,584	$17	$4,783	$356,822
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2011	$—	$—	$—	$—	$—

(1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies.

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2010
		Fixed maturities	Fixed maturities
	Fixed maturities	available-for-	available-for-	Fixed maturities
	available-for-	sale: asset-	sale: commercial	available-for-sale:
	sale: corporate	backed	mortgage-backed	collateralized	Derivative	Separate
	debt securities	securities	securities	debt obligations	instruments	accounts	Total
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Realized and unrealized gains and losses:
Gains (losses) included in net income	450	(27,380)	—	—	—	—	(26,930)
Gains (losses) included in other comprehensive income (loss)	7,620	33,508	—	54	1,797	222	43,201
Purchases, issuances and settlements	(11,818)	(66,122)	—	(36)	—	(2,724)	(80,700)
Transfers in (out) of Level 3 (1)	(64,566)	(7,198)	(58,270)	—	—	(2,100)	(132,134)
Balance, March 31, 2010	$120,622	$325,173	$—	$1,747	$(1,520)	$5,358	$451,380
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2010	$—	$—	$—	$—	$—	$—	$—

(1)  Transfers in and out of Level 3 are from and to Level 2 and are due primarily to enhanced review and corroboration of market prices with multiple pricing vendors.

Non-recurring fair value measurements — The Company had no assets measured at fair value on a non-recurring basis at March 31, 2011.  The Company held $980 of adjusted cost basis limited partnership interests which were impaired during the year ended December 31, 2010 based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.  The Company had no liabilities measured at fair value on a non-recurring basis at March 31, 2011 or December 31, 2010.

7.  Goodwill and Other Intangible Assets

At March 31, 2011 and December 31, 2010, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(13,334)	$22,980
Preferred provider agreements	7,970	(6,255)	1,715
Total	$44,284	$(19,589)	$24,695

	December 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(12,701)	$23,613
Preferred provider agreements	7,970	(5,941)	2,029
Total	$44,284	$(18,642)	$25,642

Amortization expense of other intangible assets included in general insurance expenses was $947 and $998 for the three-month periods ended March 31, 2011 and 2010, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2011.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2011 through December 31, 2015 is as follows:

Year ended December 31,	Amount
2011	$3,793
2012	3,590
2013	3,410
2014	3,215
2015	3,012

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

8.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$(12,818)	$4,486	$(8,332)
Net changes during the period related to cash flow hedges	(5,220)	1,827	(3,393)
Reclassification adjustment for (gains) losses realized in net income	(10,700)	3,745	(6,955)
Net unrealized gains (losses)	(28,738)	10,058	(18,680)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	16,441	(5,754)	10,687
Other comprehensive income (loss)	$(12,297)	$4,304	$(7,993)

	Three months ended March 31, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$304,041	$(106,415)	$197,626
Net changes during the period related to cash flow hedges	2,795	(978)	1,817
Reclassification adjustment for (gains) losses realized in net income	24,011	(8,404)	15,607
Net unrealized gains (losses)	330,847	(115,797)	215,050
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(59,348)	20,772	(38,576)
Net unrealized gains (losses)	271,499	(95,025)	176,474
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$271,182	$(94,914)	$176,268

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 include the following components:

	Three months ended March 31,
	2011	2010	2011	2010
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$959	$1,008	$151	$176
Interest cost	5,147	5,083	147	191
Expected return on plan assets	(5,302)	(4,946)	—	—
Amortization of transition obligation	(347)	(378)	—	—
Amortization of unrecognized prior service cost (benefit)	13	21	(413)	(412)
Amortization of loss (gain) from earlier periods	1,395	1,571	(148)	(102)
Net periodic (benefit) cost	$1,865	$2,359	$(263)	$(147)

The Company will make a contribution at least equal to the minimum contribution of $12,000 to its Defined Benefit Pension Plan during the year ending December 31, 2011.  The Company expects to contribute approximately $706 to its Post-Retirement Medical Plan during the year ending December 31, 2011.

10.   Federal Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 is comprised of the following:

	Three months ended March 31,
	2011	2010
Current	$18,593	$3,151
Deferred	7,732	14,782
Total income tax provision	$26,325	$17,933

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.8)%	(2.0)%
Tax credits	(2.7)%	(2.8)%
State income taxes, net of federal benefit	0.9%	0.7%
Income tax contingency provisions	(3.2)%	2.0%
Other, net	(0.5)%	—
Effective federal income tax rate	27.7%	32.9%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

During the three months ended March 31, 2011, the Company recorded an increase in unrecognized tax benefits in the amount of $1,600.  The Company anticipates an increase in the range of $5,000 to $7,000 to unrecognized tax benefits within the next twelve months due to changes in the composition of the consolidated group.  Due to the impact of deferred tax accounting, the majority of the increase in unrecognized tax benefits does not affect the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and with various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years 2006 and prior.  Tax years 2007, 2008 and 2009 are open to federal examination by the Internal Revenue Service.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

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

The following table summarizes the financial results of the Company’s Individual Markets segment for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Revenues:
Premium income	$150,159	$180,560
Fee income	15,972	13,827
Net investment income	177,386	173,735
Net realized gains (losses) on investments	3,426	(6,866)
Total revenues	346,943	361,256
Benefits and expenses:
Policyholder benefits	280,433	314,313
Operating expenses	25,900	24,780
Total benefits and expenses	306,333	339,093
Income before income taxes	40,610	22,163
Income tax expense	11,107	7,627
Net income	$29,503	$14,536

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Retirement Services segment for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Revenues:
Premium income	$2,014	$1,106
Fee income	102,801	94,647
Net investment income	99,596	94,276
Net realized gains (losses) on investments	3,203	(13,730)
Total revenues	207,614	176,299
Benefits and expenses:
Policyholder benefits	53,687	52,381
Operating expenses	95,413	94,140
Total benefits and expenses	149,100	146,521
Income before income taxes	58,514	29,778
Income tax expense	16,563	9,357
Net income	$41,951	$20,421

The following table summarizes the financial results of the Company’s Other segment for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Revenues:
Premium income	$28,275	$29,328
Fee income	1,192	1,165
Net investment income	14,884	11,345
Net realized gains on investments	20	342
Total revenues	44,371	42,180
Benefits and expenses:
Policyholder benefits	26,078	23,350
Operating expenses	22,263	16,191
Total benefits and expenses	48,341	39,541
Income (loss) before income taxes	(3,970)	2,639
Income tax expense (benefit)	(1,346)	949
Net income (loss)	$(2,624)	$1,690

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended March 31, 2011 and 2010, the Company recognized $396 and $399, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.

During the three months ended March 31, 2011, Lifeco granted 523,300 stock options to employees of the Company.  The stock options vest evenly over a five-year period ending in February 2016.  Compensation expense of $2,391, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position, results of its operations or cash flows.

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at March 31, 2011 or December 31, 2010 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and mortgage loans on real estate investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2011 and December 31, 2010 were $175,139 and $95,688, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On April 29, 2011, the Company’s Board of Directors declared a dividend of $47,800 to be paid to its sole shareholder, GWL&A Financial, during the second quarter of 2011.

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

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three month period ended March 31, 2011, compared with the same period in 2010.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

	Three months ended March 31,
Income statement data (In millions)	2011	2010
Premium income	$180	$211
Fee income	120	110
Net investment income	292	279
Net realized investment gains (losses)	7	(20)
Total revenues	599	580
Policyholder benefits	360	390
Operating expenses	144	135
Total benefits and expenses	504	525
Income from operations before income taxes	95	55
Income tax expense	26	18
Net income	$69	$37

The Company’s consolidated net income increased by $32 million, or 86%, to $69 million for the three months ended March 31, 2011 when compared to 2010. The increase is primarily related to a $26 million increase in net realized and unrealized investment gains (losses), net of policyholder amounts and a $10 million increase in fee income.

Premium income decreased by $31 million, or 15%, to $180 million for the three months ended March 31, 2011 when compared to 2010. This decrease is primarily related to a $38 million decrease in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $10 million, or 9%, to $120 million for the three months ended March 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income in the Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2011 compared to 2010. The S&P 500 index is up by 13% at March 31, 2011 when compared to March 31, 2010. The average of the S&P 500 index level during the three months ended March 31, 2011 is up by 16% when compared to the three months ended March 31, 2010.

	March 31,
S&P 500 Index	2011	2010
Index close	1,326	1,169
Index average	1,303	1,124

Net investment income increased by $13 million, or 5%, to $292 million for the three months ended March 31, 2011 when compared to 2010. The increase is primarily due to increased interest income of $5 million due to an increase in invested assets and $8 million higher net unrealized gains (losses) on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $27 million from a loss of $20 million in the three months ended March 31, 2010 to a gain of $7 million in 2011. The $7 million gain in 2011 is due to $7 million of net realized gains on the sale of investments.  The $20 million loss in 2010 is due to $37 million of credit related other-than-temporary impairments (“OTTI”) losses primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below) offset by $17 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $21 million, or 4%, to $504 million for the three months ended March 31, 2011 when compared to 2010. The decrease is primarily attributable to a decrease in future policy benefits and expenses of $33 million in the Company’s Individual Markets segment due to decreased sales. This was partially offset by an $8 million increase in benefits and expenses in the Other segment.

Income tax expense increased by $8 million, or 44%, to $26 million for the three months ended March 31, 2011 when compared to 2010. This increase is primarily due to a 73% increase in net income before taxes partially offset by a decrease in the effective tax rate due to the release of one-time uncertain tax positions.

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

Individual Markets Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

The following is a summary of certain financial data of the Company’s Individual Markets segment:

	Three months ended March 31,
Income statement data (In millions)	2011	2010
Premium income	$150	$180
Fee income	16	14
Net investment income	177	174
Net realized investment gains (losses)	4	(7)
Total revenues	347	361
Policyholder benefits	280	314
Operating expenses	26	25
Total benefits and expenses	306	339
Income before income taxes	41	22
Income tax expense	11	8
Net income	$30	$14

The following is a summary of the Individual Markets segment participant accounts at March 31, 2011 and December 31, 2010:

	March 31,
(In thousands)	2011	2010
Participant accounts	517	519

Net income for the Individual Markets segment increased by $16 million, or 114%, to $30 million for the three months ended March 31, 2011 when compared to 2010. The increase is primarily related to a $13 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts and a decrease of $4 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011.

Premium income decreased by $30 million, or 17%, to $150 million for the three months ended March 31, 2011 when compared to 2010. The decrease is primarily related to sales in the single premium whole life product marketed through banks which decreased by $38 million.  In 2011, the Company began replacing the single premium whole life product with a single premium universal life product which had deposits of $34 million for the three months ended March 31, 2011.

Fee income increased by $2 million, or 14%, to $16 million for the three months ended March 31, 2011 when compared to 2010.  The increase is primarily related to higher account balances as a result of sales since March 31, 2010 on the business-owned life insurance (“BOLI”) product.

Net investment income remained relatively constant, increasing by $3 million to $177 million during the three months ended March 31, 2011.  The increase is primarily due to $6 million lower unrealized losses on derivatives and held for trading assets offset by decreased interest income of $3 million.

Net realized investment gains (losses) increased by $11 million from a loss of $7 million for the three months ended March 31, 2010 to a gain of $4 million in 2011. The $4 million gain in 2011 is due to $4 million of net realized gains on the sale of investments. The $7 million loss in 2010 is due to $16 million of credit related OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $9 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $33 million, or 10%, to $306 million for the three months ended March 31, 2011 when compared to 2010. The decrease is primarily attributable to a decrease in future policy benefits and expenses related to the decreased sales premium mentioned above.

Income tax expense increased by $3 million, or 38%, to $11 million for the three months ended March 31, 2011 when compared to 2010.  This increase is primarily due to an 87% increase in net income before taxes partially offset by the decrease in the effective tax rate due to a decrease in the income tax contingency provision.

Retirement Services Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

The following is a summary of certain financial data of the Company’s Retirement Services segment:

	Three months ended March 31,
Income statement data (In millions)	2011	2010
Premium income	$2	$1
Fee income	103	95
Net investment income	100	94
Net realized investment gains (losses)	3	(14)
Total revenues	208	176
Policyholder benefits	54	52
Operating expenses	95	94
Total benefits and expenses	149	146
Income before income taxes	59	30
Income tax expense	17	9
Net income	$42	$21

The following is a summary of the Retirement Services segment participant accounts at March 31, 2011 and December 31, 2010:

	March 31,
(In thousands)	2011	2010
Participant accounts	4,463	4,376

Net income for the Retirement Services segment increased by $21 million, or 100%, to $42 million during the three months ended March 31, 2011 when compared to 2010.  The increase is primarily related to a $13 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts and an $8 million increase in fee income.

Fee income increased by $8 million, or 8%, to $103 million for the three months ended March 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as seen by the higher S&P 500 index average in 2011 compared to 2010 as well as an increase in participants.

Net investment income increased by $6 million, or 6%, to $100 million for the three months ended March 31, 2011 when compared to 2010.  The increase is due to an additional $2 million of unrealized gains on derivatives and held for trading assets and increased interest income of $4 million due to higher invested asset balances.

Net realized investment gains (losses) increased by $17 million from a loss of $14 million during the three months ended March 31, 2010 to a gain of $3 million in 2011. The $3 million gain in 2011 is due to $3 million of net realized gains on the sale of investments. The $14 million loss in 2010 is due to $21 million of credit related OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $7 million of net realized gains on the sale of investments.

Income tax expense increased by $8 million, or 89%, to $17 million for the three months ended March 31, 2011 when compared to 2010. This increase is primarily due to a 97% increase in net income before taxes.

The following table provides information for the Retirement Service’s segment participant account values at March 31, 2011 and 2010:

	March 31,
(In millions)	2011	2010
General account - Fixed options:
Public / Non-profit	$3,455	$3,517
401(k)	4,357	3,705
	$7,812	$7,222
Separate account -Variable options:
Public / Non-profit	$8,784	$7,528
401(k)	7,397	6,508
	$16,181	$14,036
Proprietary mutual fund:
Public / Non-profit	$321	$615
401(k)	2,184	1,252
Institutional	51	3
	$2,556	$1,870
Retail investment options and administrative services only:
Public / Non-profit	$60,684	$51,773
401(k)	25,959	21,429
Institutional	42,719	37,973
	$129,362	$111,175

Account values invested in the general account fixed investment options have increased by $590 million, or 8%, at March 31, 2011 compared to March 31, 2010 primarily due to an increase in new participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $2,145 million, or 15%, at March 31, 2011 compared to March 31, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Account values invested in the proprietary mutual fund investment options have increased by $686 million, or 37%, at March 31, 2011 compared to March 31, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $18,187 million, or 16%, at March 31, 2011 compared to March 31, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Other Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

The following is a summary of certain financial data of the Company’s Other segment:

	Three months ended March 31,
Income statement data (In millions)	2011	2010
Premium income	$28	$30
Fee income	1	1
Net investment income	15	11
Net realized investment gains	—	1
Total revenues	44	43
Policyholder benefits	26	24
Operating expenses	22	16
Total benefits and expenses	48	40
Income (loss) before income taxes	(4)	3
Income tax expense	(1)	1
Net income (loss)	$(3)	$2

Net income for the Company’s Other segment decreased by $5 million from a gain of $2 million during the three months ended March 31, 2010 to a loss of $3 million during the comparable period of 2011. The decrease is primarily due to a $6 million increase in operating expenses related to increased guarantee fund assessments and consulting expenses on special initiatives.

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

A summary of the Company’s general account investment assets and assets as a percentage of total general account investments at March 31, 2011 and December 31, 2010 is as follows:

(In millions)	March 31, 2011		December 31, 2010
Fixed maturities, available-for-sale	$15,581	67.8%	$15,943	69.1%
Fixed maturities, held for trading	181	0.8%	144	0.6%
Mortgage loans on real estate	1,974	8.6%	1,722	7.5%
Equity investments, available-for-sale	2	0.0%	2	0.0%
Policy loans	4,050	17.6%	4,060	17.6%
Short-term investments, available-for-sale	966	4.2%	965	4.2%
Limited partnership and other corporation interests	201	0.9%	210	0.9%
Other investments	22	0.1%	23	0.1%
Total investment assets	$22,977	100.0%	$23,069	100.0%

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

The National Association of Insurance Commissioners (the “NAIC”) adopted a revised rating methodology for non-agency residential mortgage-backed securities (“RMBS”) that became effective December 31, 2009 and commercial mortgage-backed securities (“CMBS”) that became effective December 31, 2010.  The NAIC’s objective with the rating methodology for non-agency RMBS and CMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS and CMBS.  The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS and CMBS.

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poors Ratings Services and Moody’s Investor Services, Inc. However, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology as discussed above.  The Company’s CMBS ratings were not affected by the revised NAIC rating methodology.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at March 31, 2011 and December 31, 2010 is summarized as follows:

Credit Rating	March 31, 2011	December 31, 2010
AAA	37.3%	38.5%
AA	14.5%	14.0%
A	22.3%	21.9%
BBB	23.6%	23.3%
BB and below (Non-investment grade)	2.3%	2.3%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	March 31, 2011	December 31, 2010
Utility	15.7%	15.3%
Finance	10.1%	10.0%
Consumer	8.7%	8.7%
Natural resources (1)	4.5%	4.8%
Transportation	2.4%	2.6%
Other	8.7%	8.4%

(1) Exposure of 2.6% and 2.9% to the oil and gas sector is included in natural resources at March 31, 2011 and December 31, 2010, respectively.

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

The Company does not have any direct bond holdings of the actual monoline insurers.  Excluding FGIC and Ambac holdings where the insurer has been ordered to suspend claims as discussed above, the Company’s insured holdings at March 31, 2011 and December 31, 2010 are as follows:

			Indirect
			exposure
	Guarantor quality rating		March 31,
Guarantor (In millions)	S&P	Moody’s	2011
MBIA Inc.	B	B3	$217
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AA+	Aa3	132
Berkshire Hathaway Assurance Corporation	AA+	Aa1	34
National Public Finance Guaranty Corporation	BBB	Baa1	156
			$539

			Indirect
			exposure
	Guarantor quality rating		December 31,
Guarantor (In millions)	S&P	Moody’s	2010
MBIA Inc.	B	B3	$211
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AA+	Aa3	129
Berkshire Hathaway Assurance Corporation	AA+	Aa1	34
National Public Finance Guaranty Corporation	BBB	Baa1	156
			$530

At March 31, 2011 and December 31, 2010, the Company had $427 million and $418 million, respectively, of asset-backed securities insured by monolines other than FGIC and Ambac.  At March 31, 2011 and December 31, 2010, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance, was A- and A, respectively.  At March 31, 2011 and December 31, 2010, the Company had other insured securities with a fair value of $112 million, primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company had exposure to the subprime market in the form of home equity loan asset-backed securities of $929 million, or 4% of total invested assets of $22,977 million as of March 31, 2011 and $949 million, or 4% of total investments of $23,069 million as of December 31, 2010.  The majority of the securities held at March 31, 2011 are investment grade rated, 74% of which have a rating of AAA.  The majority of the mortgages backing these securities are fixed rate loans, which typically have lower default and loss rates than adjustable rate loans.  Of these pools, 54% were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2008.  The weighted average credit enhancement level for these securities is 35% (excluding any monoline guarantees) as of March 31, 2011.  This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime collateralized debt obligations, asset-backed commercial paper or structured investment vehicles.  The Company’s exposure to Alt A mortgage-backed securities at March 31, 2011 is $1 million.  The underlying mortgages of Alt A securities have a risk potential that is greater than prime but less than sub-prime.  The borrowers behind these mortgages typically have clean credit histories, but the mortgage itself will generally have some issues that increase its risk profile.  These issues may include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) increased by $4 million at March 31, 2011 from December 31, 2010.  Net Level 3 assets and liabilities at March 31, 2011 were $357 million or 1% of total assets and liabilities compared to net Level 3 assets and liabilities of $353 million or 1% at December 31, 2010.  The use of internal models for Level 3 assets and liabilities did not affect the Company’s operations, liquidity or capital resources during the period.

Due to market conditions beginning in 2008, which have continued into 2011 the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $45 million at March 31, 2011.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external source.

The Company classifies substantially all of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets. The Company has recorded a decrease in gross unrealized losses of $63 million and decrease in gross unrealized gains of $86 million during the three months ended March 31, 2011. This resulted in a $27 million decrease to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes. All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The continued decrease in unrealized losses reflects recovery in market liquidity and tightening of credit spreads, although the economic uncertainty in certain asset classes still remains.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

During the three months ended March 31, 2011, the Company did not record any other-than-temporary losses on its fixed maturity investments.  During the three months ended March 31, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $37 million on its fixed maturity investments.  (See Note 4 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2011 and December 31, 2010, the Company had $59 million and $51 million, respectively, of securities out on loan, $754 million and $657 million, respectively, in short-term repurchase agreements and $815 million and $937 million, respectively, in dollar repurchase liabilities, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

All collateral received from derivative counterparties is in the form of cash and is included as an asset in the condensed consolidated balance sheet, with an offsetting liability for the obligation to return the collateral.  The Company received unrestricted cash of $6 million and $8 million as of March 31, 2011 and December 31, 2010, respectively.  The cash collateral is reinvested in a government money market fund.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 54% and 53% at March 31, 2011 and December 31, 2010, respectively.  The debt service coverage ratio was 2.02 and 2.00 times at March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company originated 19 and 29 new loans with principal balances of $272 million and $345 million, respectively.  At origination, the weighted average loan-to-value ratio was 59% and 50% and the debt service coverage ratio was 2.04 and 2.43 times at March 31, 2011 and December 31, 2010, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company originated mortgage loans structured with an interest only component in the amount of $135 million and $212 million, respectively, compared to a total mortgage loan portfolio at March 31, 2011 and December 31, 2010 of $1,974 million and $1,722 million, respectively.  The weighted average loan-to-value ratio of the interest only loans originated in 2011 and 2010 was 57% and 48%, respectively.

See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity and real estate markets during 2011.

See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of impaired equity investments.

Derivatives

The Company introduced a guaranteed minimum withdrawal benefit, also referred to as guaranteed lifetime withdrawal benefit, (“GMWB”) product, Great-West® SecureFoundationSM, into the 401(k) markets in 2010.  In the past, the Company had limited use of derivatives; however, with the introduction of the GMWB product combined with the interest rate risk hedging program introduced during 2009, the Company’s use of derivatives has increased with additional usage expected. The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate, equity and foreign currency exchange risks and fee revenue.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company enters into derivative transactions only with high quality institutions.

Note 5 to the consolidated financial statements contain a discussion of the Company’s derivative position.

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

•             Accounting for taxes on income.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net purchases of trading securities of $40 million and $25 million for the three-month periods ended March 31, 2011 and 2010, respectively.  The Company intends to reinvest these securities in higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $970 million and $969 million as of March 31, 2011 and December 31, 2010.  In addition, 98% of the bond portfolio carried an investment grade rating at March 31, 2011 and December 31, 2010, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million and $92 million of commercial paper outstanding at March 31, 2011 and December 31, 2010, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at March 31, 2011.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

•          Credit risk - the potential of loss arising from an obligor’s inability or unwillingness to meet its obligations to the Company.

•          Operational and corporate risk - the potential of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from other external events.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

(b)                                 There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•          The insurance and financial services industries are heavily regulated and changes in regulation may reduce profitability;

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

•          The Company may be subject to litigation resulting in substantial awards or settlements and this may adversely affect its reputation and results of operations;

•          The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could adversely affect its business, results of operations and financial condition and

•          The Company may experience difficulty in marketing and distributing products through its current and future distribution channels.

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, “Risk Factors”.  There are no material changes from Risk Factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, “Risk Factors”.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15-d14(a) Certification	56
31.2	Rule 13a-14(a)/15-d14(a) Certification	57
32	18 U.S.C. 1350 Certification	58

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/ Glen R. Derback	Date:	May 9, 2011
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)