Form 10-Q
period 2011-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2011-08-09
CIK 744455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I                             Financial Information

Item 1.                       Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,088,697 and $15,382,402)	$15,768,971	$15,943,057
Fixed maturities, held for trading, at fair value (amortized cost $164,652 and $134,587)	175,388	144,174
Mortgage loans on real estate (net of allowances of $21,130 and $16,300)	2,160,427	1,722,422
Equity investments, available-for-sale, at fair value (cost $3,271 and $1,313)	3,860	1,888
Policy loans	4,112,953	4,059,640
Short-term investments, available-for-sale (cost approximates fair value)	969,189	964,507
Limited partnership and other corporation interests	190,045	210,146
Other investments	23,726	22,762
Total investments	23,404,559	23,068,596

Other assets:
Cash	3,157	4,476
Reinsurance receivable	613,989	594,997
Deferred acquisition costs and value of business acquired	299,602	306,948
Investment income due and accrued	223,654	239,345
Premiums in course of collection	23,740	15,421
Collateral under securities lending agreements	17,982	51,749
Due from parent and affiliates	183,710	203,231
Goodwill	105,255	105,255
Other intangible assets	23,817	25,642
Other assets	536,658	460,573
Assets of discontinued operations	54,411	62,091
Separate account assets	22,567,599	22,489,038
Total assets	$48,058,133	$47,627,362

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2011	2010
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$20,747,156	$20,420,875
Policy and contract claims	287,819	293,383
Policyholders’ funds	380,754	372,980
Provision for policyholders’ dividends	67,082	66,244
Undistributed earnings on participating business	7,870	6,803
Total policy benefit liabilities	21,490,681	21,160,285

General liabilities:
Due to parent and affiliates	532,800	537,474
Repurchase agreements	850,147	936,762
Commercial paper	95,341	91,681
Payable under securities lending agreements	17,982	51,749
Deferred income tax liabilities, net	99,381	57,798
Other liabilities	478,242	460,310
Liabilities of discontinued operations	54,374	62,042
Separate account liabilities	22,567,599	22,489,038
Total liabilities	46,186,547	45,847,139

Commitments and contingencies (Note 13)

Stockholder’s equity:

Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	766,435	764,644
Accumulated other comprehensive income (loss)	298,425	242,516
Retained earnings	799,694	766,031
Total stockholder’s equity	1,871,586	1,780,223
Total liabilities and stockholder’s equity	$48,058,133	$47,627,362

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Premium income, net of premiums ceded of $18,833, $18,540, $24,800 and $24,237	$87,741	$164,364	$268,190	$375,358
Fee income	123,417	110,928	243,382	220,567
Net investment income	288,687	288,744	580,553	568,100
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(1,691)	(20,868)	(1,691)	(73,923)
Other-than-temporary losses transferred to other comprehensive income	—	—	—	15,704
Other realized investment gains, net	4,047	804	10,696	17,901
Total realized investment gains (losses), net	2,356	(20,064)	9,005	(40,318)
Total revenues	502,201	543,972	1,101,130	1,123,707
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $12,485, $5,677, $23,116 and $11,826	149,138	158,947	322,878	306,800
Increase (decrease) in future policy benefits	(31,431)	19,456	7,191	121,187
Interest paid or credited to contractholders	132,286	132,856	257,316	249,146
Provision for policyholders’ share of earnings on participating business	567	267	755	653
Dividends to policyholders	13,319	13,429	35,937	37,213
Total benefits	263,879	324,955	624,077	714,999
General insurance expenses	129,118	121,311	253,428	236,287
Amortization of deferred acquisition costs and value of business acquired	8,861	12,533	18,677	23,333
Interest expense	9,343	9,353	18,793	18,688
Total benefits and expenses, net	411,201	468,152	914,975	993,307
Income from operations before income taxes	91,000	75,820	186,155	130,400
Income tax expense	30,567	28,320	56,892	46,253
Net income	$60,433	$47,500	$129,263	$84,147

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2010 and Six Months Ended June 30, 2011 (Unaudited)

(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	paid-in	gains (losses)	benefit plan	Retained
	stock	capital	on securities	adjustments	earnings	Total
Balances, January 1, 2010	$7,032	$761,330	$(90,110)	$(42,611)	$724,193	$1,359,834
Net income					202,755	202,755
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			6,346			6,346
Net change in unrealized gains (losses)			372,233			372,233
Employee benefit plan adjustment				(3,342)		(3,342)
Total comprehensive income						577,992
Dividends					(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855				1,855
Income tax benefit on stock-based compensation		1,459				1,459
Balances, December 31, 2010	7,032	764,644	288,469	(45,953)	766,031	1,780,223
Net income					129,263	129,263
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			16,033			16,033
Net change in unrealized gains (losses)			39,876			39,876
Total comprehensive income						185,172
Dividends					(95,600)	(95,600)
Capital contribution - stock-based compensation		783				783
Income tax benefit on stock option exercises		1,008				1,008
Balances, June 30, 2011	$7,032	$766,435	$344,378	$(45,953)	$799,694	$1,871,586

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$129,263	$84,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	755	653
Amortization of premiums (accretion) of discounts on investments, net	(23,355)	(18,415)
Net realized (gains) losses on investments	(19,970)	40,318
Net proceeds (purchases) of trading securities	(29,985)	17,552
Interest credited to contractholders	255,042	246,792
Depreciation and amortization	25,868	31,708
Deferral of acquisition costs	(43,623)	(42,122)
Deferred income taxes	11,373	28,960
Other, net	(1,417)	(16,507)
Changes in assets and liabilities:
Policy benefit liabilities	(82,363)	55,692
Reinsurance receivable	(11,312)	(22,689)
Accrued interest and other receivables	7,372	(3,986)
Other assets	(74,984)	17,648
Other liabilities	27,492	(72,771)
Net cash provided by operating activities	170,156	346,980

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities available-for-sale	3,265,120	2,284,516
Mortgage loans on real estate	40,415	88,007
Equity investments and other limited partnership interests	31,459	26,103
Purchases of investments:
Fixed maturities available-for-sale	(2,998,654)	(2,690,636)
Mortgage loans on real estate	(488,166)	(135,534)
Equity investments and other limited partnership interests	(4,669)	(3,081)
Net change in short-term investments	73,797	(417,605)
Net change in repurchase agreements	(86,615)	201,892
Policy loans, net	(231)	23,836
Other, net	(97)	2,943
Net cash provided by (used in) investing activities	(167,641)	(619,559)

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from financing activities:
Contract deposits	$1,072,648	$1,032,225
Contract withdrawals	(976,432)	(786,447)
Change in due to parent and affiliates	12,924	(25,527)
Dividends paid	(95,600)	(112,667)
Net commercial paper borrowings (repayments)	3,660	1,390
Change in bank overdrafts	(22,042)	378
Income tax benefit of stock option exercises	1,008	788
Net cash provided by (used in) financing activities	(3,834)	110,140

Net increase (decrease) in cash	(1,319)	(162,439)
Cash, beginning of period	4,476	170,978
Cash, end of period	$3,157	$8,539

Supplemental disclosures of cash flow information:
Net cash paid (received) during the periods for:
Income taxes	$(55,223)	$480
Net income tax payments withheld and remitted to taxing authorities	27,998	27,768
Interest	18,793	18,688

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	$783	$894
Fair value of assets acquired in settlement of fixed maturity investments	10,776	—
Real estate acquired in satisfaction of debt	2,140	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

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

Basis of presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for valuation of investments and other-than-temporary impairments, valuation and accounting for derivative instruments, valuation of policy benefit liabilities, valuation of deferred acquisition costs and value of business acquired, accounting for employee benefits plans and accounting for taxes on income.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations.  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2, and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and adopted the Level 3 purchase, sales, issuances and settlement provisions for its fiscal year beginning January 1, 2011.  The adoption ASC No. 2010-06 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In February 2010, the FASB issued ASU No. 2010-10 “Consolidation: Amendments for Certain Investment Funds” (“ASU No. 2010-10”).  ASU No. 2010-10 defers the effective date of the amendments to the consolidation requirements made by certain provisions of ASC topic 810 (formerly SFAS No. 167), specifically the evaluation of a company’s interests in mutual funds, private equity funds, hedge funds, real estate entities that measure their investments at fair value, real estate investment trusts and venture capital

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

funds.  The deferral provisions of ASU No. 2010-10 will continue indefinitely.  ASU No. 2010-10 was effective for interim and annual periods in fiscal years beginning after November 15, 2009.  The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

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

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”).  ASU No. 2010-20 provides for entities to disclose credit quality indicators, aging of past due amounts, the nature and extent of troubled debt restructurings, modifications as a result of troubled debt restructurings and significant sales or purchases, by disaggregated class, for its financing receivables.  ASU No. 2010-20 is effective for fiscal periods ending after December 15, 2010.  The Company adopted ASU No. 2010-20 for its fiscal year ended December 31, 2010.  The provisions of ASU No. 2010-20 related to troubled debt restructurings have been clarified in ASU No. 2011-02, see below.  The provisions of ASU No. 2010-20 relate only to financial statement disclosures regarding financing receivables and, accordingly, its adoption did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

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

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company will adopt ASU No. 2011-02 for its fiscal period ended September 30, 2011.  The Company is evaluating the impact of the adoption of ASU No. 2011-02.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criterions under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The Company is evaluating the impact of the adoption of ASU No. 2011-03.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”).  ASU No. 2011-04 does not extend the use of the existing concept or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The Company is evaluating the impact of the adoption of ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that, upon adoption, entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-05 will not have an impact on the Company’s consolidated financial position or the results of its operations.

3.  Related Party Transactions

Included in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 are the following related party amounts:

	June 30, 2011	December 31, 2010
Reinsurance receivable	$493,830	$483,564
Future policy benefits	2,110,300	2,183,167

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Included in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010 are the following related party amounts:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Premium income, net of related party premiums ceded of $2,310, $2,489, $3,051 and $3,284	$33,720	$35,331	$63,966	$66,765
Life and other policy benefits, net of reinsurance recoveries of $287, $1,363, $1,232 and $2,230	29,079	32,551	58,288	66,142
Increase (decrease) in future policy benefits	(21,732)	(13,545)	(51,106)	(40,536)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of GWSC as collateral under the reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,098,800 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At June 30, 2011 and December 31, 2010, there were no outstanding amounts related to the letters of credit.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  Included in fee income in the condensed consolidated statements of income are $17,051 and $14,330 of advisory and management fee income from these affiliated entities for the three-month periods ended June 30, 2011 and 2010, respectively.  Included in fee income in the condensed consolidated statements of income are $33,400 and $28,432 of advisory and management fee income from these affiliated entities for the six-month periods ended June 30, 2011 and 2010, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended June 30, 2011 and 2010, these purchases totaled $24,770 and $34,589, respectively.  During the six-month periods ended June 30, 2011 and 2010, these purchases totaled $68,334 and $104,218, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $277,614 and $269,495 at June 30, 2011 and December 31, 2010, respectively, to eliminate these amounts in its condensed consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six-month periods ended June 30, 2011 and 2010, the Company paid dividends of $95,600 and $ 112,667, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

4.  Summary of Investments

The following tables summarize fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI (1)
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$2,060,624	$95,274	$3,411	$2,152,487	$—
Obligations of U.S. states and their subdivisions	1,815,980	190,994	3,121	2,003,853	—
Corporate debt securities	7,736,271	564,695	121,103	8,179,863	4,020
Asset-backed securities (2)	2,030,620	63,130	133,353	1,960,397	(30,582)
Residential mortgage-backed securities	658,241	20,799	1,719	677,321	219
Commercial mortgage-backed securities	757,545	31,245	19,240	769,550	—
Collateralized debt obligations	29,416	34	3,950	25,500	—
Total fixed maturities	$15,088,697	$966,171	$285,897	$15,768,971	$(26,343)

Equity investments:
Financial services	$1,735	$529	$40	$2,224	$—
Asset allocation mutual fund	747	140	—	887	—
Airline industry	789	—	40	749	—
Total equity investments	$3,271	$669	$80	$3,860	$—

(1) Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2) OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position of $30,582 at June 30, 2011 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI (1)
Fixed Maturities:
U.S. government direct obligations and U.S. agencies	$2,289,010	$96,924	$14,784	$2,371,150	$—
Obligations of U.S. states and their subdivisions	1,784,299	173,567	15,603	1,942,263	—
Corporate debt securities	7,625,810	557,104	144,486	8,038,428	5,439
Asset-backed securities (2)	2,104,420	51,663	154,157	2,001,926	(22,284)
Residential mortgage-backed securities	730,293	20,888	12,119	739,062	505
Commercial mortgage-backed securities	812,915	28,049	20,615	820,349	—
Collateralized debt obligations	35,655	5	5,781	29,879	—
Total fixed maturities	$15,382,402	$928,200	$367,545	$15,943,057	$(16,340)

Equity investments:
Financial services	$192	$533	$—	$725	$—
Equity mutual funds	432	119	—	551	—
Airline industry	689	—	77	612	—
Total equity investments	$1,313	$652	$77	$1,888	$—

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

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at June 30, 2011, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized cost	Estimated fair value
Maturing in one year or less	$493,963	$524,468
Maturing after one year through five years	2,933,839	3,175,558
Maturing after five years through ten years	3,355,750	3,669,795
Maturing after ten years	2,912,037	2,963,531
Mortgage-backed and asset-backed securities	5,393,108	5,435,619
	$15,088,697	$15,768,971

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to eighteen years.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and six-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$1,048,883	$895,215	$2,571,700	$1,671,664
Gross realized gains from sales	18,146	6,860	47,237	21,207
Gross realized losses from sales	2,132	8	21,574	17

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and losses on repurchase agreement transactions.

The Company has a corporate fixed maturity security with a fair value of $10,047 and $8,845 that has been non-income producing for the twelve months preceding June 30, 2011 and December 31, 2010, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.  No additional impairment has been recognized since the period in which it was deemed impaired.

The Company holds certain performing securities subject to deferred coupons in which the issuer has exercised its contractual right to defer the payment of the coupons.  At June 30, 2011 and December 31, 2010, the Company had total coupon payment receivables of $661 and $457, respectively.  The Company expects to receive these payments in 2012.  Based on the information presently available, management believes there is reasonable assurance of collection of the deferred coupons at the end of the deferral period.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Mortgage loans on real estate - The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The tables below summarize the carry value of the mortgage loan portfolio by component as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Principal	$2,154,693	$1,709,075
Unamortized premium (discount)	26,864	29,647
Allowance for credit loss	(21,130)	(16,300)
Total mortgage loans	$2,160,427	$1,722,422

Of the total principal balance in the mortgage loan portfolio, $6,232 and $8,470 related to impaired loans at June 30, 2011 and December 31, 2010, respectively.  The decrease in impaired loans was due to four loans that were foreclosed upon during the six months ended June 30, 2011.

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

The recorded investment in impaired mortgage loans was $7,180 and $9,576 at June 30, 2011 and December 31, 2010, respectively.  The Company estimated no loss and therefore no specific allowance was recorded at June 30, 2011 or 2010.  The average recorded investment of impaired mortgage loans was $8,317 and $9,044 for the three-month periods ended June 30, 2011 and 2010, respectively.  The average recorded investment of impaired mortgage loans was $8,378 and $5,251 for the six-month periods ended June 30, 2011 and 2010, respectively.  The interest income earned and recognized on impaired loans during the three-month periods ended June 30, 2011 and 2010 was $67 and ($53), respectively.  The interest income earned and recognized on impaired loans during the six-month periods ended June 30, 2011 and 2010 was $132 and $98, respectively.  The interest income collected on impaired loans during the three-month periods ended June 30, 2011 and 2010 was $125 and $10, respectively.  The interest income collected on impaired loans during the six-month periods ended June 30, 2011 and 2010 was $252 and $223, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Performing	$2,174,377	$1,729,146
Non-performing	7,180	9,576
Total	$2,181,557	$1,738,722

The following tables summarize activity in the allowance for mortgage loan credit losses for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six months ended June 30, 2011	Year ended December 31, 2010
	Commercial mortgages	Commercial mortgages
Beginning balance	$16,300	$14,854
Provision increases	4,830	1,446
Ending balance	$21,130	$16,300

Ending allowance balance from loans collectively evaluated for impairment	$21,130	$16,300

Mortgage loans, gross of allowance, ending recorded investment	$2,181,557	$1,738,722
Ending recorded investment of loans individually evaluated for impairment	28,516	27,250
Ending recorded investment of loans collectively evaluated for impairment	2,153,041	1,711,472

There was no specific impairment for the three or six-month periods ended June 30, 2011 and 2010.  During the six months ended June 30, 2011 and the year ended December 31, 2010, there were no significant foreclosures or properties in the process of foreclosure and the Company did not recognize any losses due to foreclosures. The Company did not complete any significant purchases or sales of mortgage loans during the six months ended June 30, 2011 or the year ended December 31, 2010.

The tables below summarize the recorded investment of the mortgage loan portfolio by aging category as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure	Total portfolio balance
Commercial mortgages	$2,181,557	$—	$—	$—	$2,181,557

	December 31, 2010
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,733,922	$2,642	$—	$2,158	$1,738,722

(1) Includes four loans in the amount of $2,158 in process of foreclosure.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure, all accrual of interest was discontinued.  There were no loans greater than 90 days past due and accruing interest at June 30, 2011 or at December 31, 2010.  The Company resumes interest accrual on loans when

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

Occasionally, the Company elects to restructure certain mortgage loans if the economic benefits are considered to be more favorable than those achieved by acquiring the collateral through foreclosure.  At June 30, 2011, the Company had no loans classified as troubled debt restructurings.  At December 31, 2010, the Company had one loan, with a principal balance of $6,355, classified as a troubled debt restructuring with loan modifications which primarily reduced the interest rate for the life of the loan, but did not extend the maturity date or forgive any principal.  The Company did not create a specific allowance for the restructured loan.

Equity investments - The carrying value of the Company’s equity investments was $3,860 and $1,888 at June 30, 2011 and December 31, 2010, respectively.

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At June 30, 2011 and December 31, 2010, the Company had $190,045 and $210,146, respectively, invested in limited partnership and other corporation interests.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables present information about the nature and activities of the VIEs and the effect on the Company’s financial statements as of June 30, 2011 and December 31, 2010 as follows:

June 30, 2011
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$130,362	$—	$130,362

December 31, 2010
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$151,158	$—	$151,158

All of the Company’s investments in LIHLPs are guaranteed by third parties.  One of the guarantors, guaranteeing 6% and 7% of the LIHLPs at June 30, 2011 and December 31, 2010, respectively, filed for bankruptcy protection in 2009; however, the bankruptcy does not currently impact the guarantee.  At June 30, 2011, $107,929 of the interests, or 83%, are backed by third party guarantors with an investment grade rating.  At December 31, 2010, $123,853 of the interests, or 82%, are backed by third party guarantors with an investment grade rating.

The Company is not required to provide any additional funding to the LIHLPs unless the investment exceeds the minimum yield guarantee.  During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company did not provide any additional financial or other support that it was not previously contractually required to provide.

Securities pledged, special deposits and securities lending - The Company pledges investment securities it owns to unaffiliated parties to meet initial margin requirements for exchange-traded futures contracts.  The fair value of margin deposits related to futures contracts was approximately $6,810 and $5,979 at June 30, 2011 and December 31, 2010, respectively.  These pledged securities are included in short-term investments in the accompanying condensed consolidated balance sheets.

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $15,000 and $14,144 at June 30, 2011 and December 31, 2010, respectively.  These deposits are included in fixed maturity investments classified as available-for-sale in the accompanying condensed consolidated balance sheets.

The Company participates in a securities lending program whereby securities, which are included in fixed maturity investments in the accompanying condensed consolidated balance sheets, are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $16,832 and $45,000 and estimated fair values in the amounts of $17,497 and $50,807 were on loan under the program at June 30, 2011 and December 31, 2010, respectively.  The Company received restricted cash collateral in the amounts of $17,982 and $51,749 at June 30, 2011 and December 31, 2010, respectively.

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

Six Months Ended June 30, 2011 and 2010

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

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$875,955	$2,933	$27,054	$478	$903,009	$3,411
Obligations of U.S. states and their subdivisions	154,196	3,107	13,549	14	167,745	3,121
Corporate debt securities	586,881	18,940	564,586	102,163	1,151,467	121,103
Asset-backed securities	157,240	7,006	873,286	126,347	1,030,526	133,353
Residential mortgage-backed securities	25,095	227	85,641	1,492	110,736	1,719
Commercial mortgage-backed securities	43,560	1,363	79,922	17,877	123,482	19,240
Collateralized debt obligations	22,521	3,950	—	—	22,521	3,950
Total fixed maturities	$1,865,448	$37,526	$1,644,038	$248,371	$3,509,486	$285,897

Equity investments:
Financial services	$1,566	$40	$—	$—	$1,566	$40
Airline industry	749	40	—	—	749	40
Total equity investments	$2,315	$80	$—	$—	$2,315	$80

Total number of securities in an unrealized loss position		140		173		313

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $81,648, or 22%, from December 31, 2010 to June 30, 2011.  This decrease in unrealized losses was across all asset classes and reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities decreased by $23,383 from December 31, 2010 to June 30, 2011.  The valuation of these securities has been influenced by market conditions with increased liquidity, lower interest rates and tightening of credit spreads resulting in generally higher valuations of fixed income securities.  Management has classified the losses on these securities by sector, calculated as a percentage of total unrealized losses as follows:

Sector	June 30, 2011	December 31, 2010
Finance	81%	78%
Utility	8%	8%
Natural resources	4%	4%
Consumer	4%	4%
Transportation	0%	1%
Other	3%	5%
	100%	100%

Unrealized losses on asset-backed and residential mortgage-backed securities decreased by $20,804, and $10,400, respectively, since December 31, 2010, generally due to tightening of credit spreads, lower interest rates and increased market liquidity.

Asset-backed securities account for 51% of the unrealized losses and OTTI greater than twelve months.  Of the $126,347 of unrealized losses and OTTI over twelve months on asset-backed securities, 72% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 85% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.  Accordingly, unless otherwise noted below in the other-than-temporary impairment recognition section, the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

underlying collateral on the asset-backed securities within the portfolio along with credit enhancement is sufficient to expect full repayment of the principal.

Of the $102,163 of unrealized losses and OTTI over twelve months on corporate debt securities, 62% are on securities which continue to be rated investment grade.  Of the approximately $39,000 non-investment grade corporate debt securities with unrealized losses and OTTI greater than twelve months, $30,586 of the losses are on investments held in foreign banks.  The prices of securities held in foreign banks have been impacted by their long duration combined with widening spreads and the low London Interbank Offering Rate (“LIBOR”) based floating rates.  Although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition - There were no other-than-temporary impairments on fixed maturity investments for the three or six-month periods ended June 30, 2011.  The Company recorded credit related other-than-temporary impairments recognized in realized investment gains (losses) for equity investments and limited partnership interests of $287 and $1,404, respectively, for both the three and six-month periods ended June 30, 2011.  The Company recorded other-than-temporary impairments on fixed maturities and equity investments for the three and six-month periods ended June 30, 2010 as follows:

	Three months ended June 30, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
U.S. government direct obligations and U.S. agencies	$—	$2,047	$—	$2,047
Corporate debt securities	—	1,142	—	1,142
Asset-backed securities	17,679	—	—	17,679
Residential mortgage-backed securities	—	—	—	—
Collaterized debt obligations	—	—	—	—
Total OTTI impairments	$17,679	$3,189	$—	$20,868

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, all was related to Ambac Financial Group, Inc. for the three months ended June 30, 2010.  Of the $17,679 in total fixed maturities, all is bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
U.S. government direct obligations and U.S. agencies	$—	$2,083	$—	$2,083
Corporate debt securities	—	1,409	—	1,409
Asset-backed securities	53,327	—	15,704	69,031
Residential mortgage-backed securities	876	—	—	876
Collaterized debt obligations	34	—	—	34
Total fixed maturities	$54,237	$3,492	$15,704	$73,433

Equity investments:
Financial services	$490	$—	$—	$490

Total OTTI impairments	$54,727	$3,492	$15,704	$73,923

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, all was related to Ambac Financial Group, Inc. for the six months ended June 30, 2010.  Of the $54,237 in total fixed maturities, $54,203 is the bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

The other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

Bifurcated credit loss balance, December 31, 2009	$115,325
Credit loss recognized on securities	66,286
Bifurcated credit loss balance, December 31, 2010	181,611
Credit loss recognized on securities	—
Bifurcated credit loss balance, June 30, 2011	$181,611

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

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

revenue based on equity market performance, and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

Derivative transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in many cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company incorporates the market’s perception of its own and the counterparty’s non-performance risk through review of credit spreads in determining the fair value of the portion of its over-the-counter (“OTC”) derivative assets and liabilities that are uncollateralized.  Fair values were adjusted accordingly based on an internal carry value adjustment model at June 30, 2011 and December 31, 2010.  As the Company enters into derivative transactions only with high quality institutions, no losses have been incurred due to non-performance by any of the counterparties.

Collateral agreements are regularly entered into as part of the underlying agreements with counterparties to mitigate counterparty credit risk.  Certain of these arrangements require collateral when the fair value exceeds certain thresholds and also include credit contingent provisions that provide for a reduction of these thresholds in the event of downgrade in the credit ratings of the Company and/or the counterparty.  The aggregate fair value of derivative instruments with such credit-risk-related contingent features where the Company is in a net liability position was $200 as of June 30, 2011.  At December 31, 2010 the Company did not have any derivative instruments with credit-risk-related contingent features where the Company was in a net liability position.

At June 30, 2011, the Company had pledged $600 of unrestricted cash collateral to one counterparty in the normal course of business, while other counterparties had pledged $9,941 of unrestricted cash collateral to the Company to satisfy collateral netting agreements.  At December 31, 2010, the Company was not obligated to pledge collateral to any counterparties in the normal course of business, while other counterparties pledged $7,790 of unrestricted cash collateral to the Company to satisfy collateral netting agreements.  As of June 30, 2011 and December 31, 2010, there were no changes in the thresholds of any contracts with credit contingent provisions.  At June 30, 2011, if a credit-risk-related contingent feature were triggered, the Company would not be required to provide any additional collateral due to the current zero threshold with this counterparty.

Cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund. Cash collateral pledged is included in other assets.

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

As of June 30, 2011, the Company estimates that $9,028 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

Derivatives not designated as hedging instruments

GMWB Derivative Instruments - The Company introduced a variable annuity product with a GMWB during 2010.  This product utilizes an investment risk hedging program including purchases of the following derivative instruments: exchange-traded interest rate swap futures and exchange traded equity index futures on certain indices.  The Company anticipates adding OTC interest rate swaps as the product sales volume grows.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.  Although the hedge program is actively managed, it may not exactly offset changes in the GMWB liability due to, among other things, divergence between the performance of the underlying investments and the hedge instruments, high levels of volatility in the equity and interest rate markets and differences between actual contractholder behavior and what is assumed.  The performance of the underlying investments compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis.

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

The hedging program for certain separate account life insurance liabilities is also a combination of static and dynamic hedges using OTC interest rate swaptions, OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures. These hedges are used to manage the potential change of cash flows due to increased surrenders. The costs and performance of these hedges are passed directly to the associated separate account liabilities through an adjustment to the liability credited rates.  The notional amount of the Company’s swaptions associated with the separate account liabilities was approximately 30% and 28% of the total swaption notional amount as of June 30, 2011 and December 31, 2010, respectively. The notional amount of the derivatives used in the dynamic hedging program associated with separate account liabilities was approximately 5% of the total notional within that program as of June 30, 2011 and December 31, 2010.

Other Derivative Instruments - Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  The Company utilizes futures on equity indices to hedge its equity based fee income.  Although these derivatives are economic hedges and are used to manage risk, the Company did not elect hedge accounting on these transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$212,200	$13,516	$13,516	$—
Foreign currency exchange contracts	30,000	(2,985)	—	2,985
Total cash flow hedges	242,200	10,531	13,516	2,985

Fair value hedges:
Interest rate futures	64,800	—	—	—
Total fair value hedges	64,800	—	—	—

Total derivatives designated as hedges	307,000	10,531	13,516	2,985

Derivatives not designated as hedges:
GMWB derivative instruments:
Interest rate swap futures	10,600	—	—	—
Futures on equity indices	1,568	—	—	—
Total GMWB derivative instruments	12,168	—	—	—

Interest rate risk derivative instruments:
Interest rate swaps	439,102	2,018	4,368	2,350
Interest rate futures	1,090	—	—	—
Interest rate swap futures	50,700	—	—	—
Interest rate swaptions	994,350	2,202	2,202	—
Total interest rate risk derivative instruments	1,485,242	4,220	6,570	2,350

Other derivative instruments:
Interest rate futures	23,600	—	—	—
Total other derivative instruments	23,600	—	—	—

Total derivatives not designated as hedges	1,521,010	4,220	6,570	2,350

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,828,010	$14,751	$20,086	$5,335

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	December 31, 2010
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$90,700	$10,255	$10,386	$131
Foreign currency exchange contracts	30,000	(252)	—	252
Interest rate futures	80,700	—	—	—
Total cash flow hedges	201,400	10,003	10,386	383

Fair value hedges:
Interest rate futures	128,900	—	—	—
Total fair value hedges	128,900	—	—	—

Total derivatives designated as hedges	330,300	10,003	10,386	383

Derivatives not designated as hedges:
GMWB derivative instruments:
Interest rate swap futures	5,300	—	—	—
Futures on equity indices	680	—	—	—
Total GMWB derivative instruments	5,980	—	—	—

Interest rate risk derivative instruments:
Interest rate swaps	612,902	4,036	9,484	5,448
Interest rate futures	2,460	—	—	—
Interest rate swap futures	44,600	—	—	—
Interest rate swaptions	1,083,000	4,956	4,956	—
Total interest rate risk derivative instruments	1,742,962	8,992	14,440	5,448

Total derivatives not designated as hedges	1,748,942	8,992	14,440	5,448

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$2,079,242	$18,995	$24,826	$5,831

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

The Company had 56 and 117 swap transactions with an average notional amount of $18,817 and $19,745 during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The Company had 709 and 979 futures transactions with an average number of contracts per transaction of 24 and 26 during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The Company had 18 swaption transactions with an average notional amount of $7,742 during the six months ended June 30, 2011.  During the year ended December 31, 2010, the Company had three swaptions expire.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The change in notional amount of derivatives since December 31, 2010 was primarily due to the following:

•            The increase of $121,500 in notional value of interest rate swaps was due to cash flow hedges using interest rate swaps to convert the interest rate on certain debt securities from a floating rate to a fixed rate for asset/liability management purposes.

•            The decrease of $173,800 in the notional amount of interest rate swaps was the result of an overall reduction in the interest rate risk hedging program as part of an ongoing review of liability risks and projected hedge gains.

The Company recognized total derivative gains (losses) in net investment income of ($5,839) and ($4,889) for the three-month periods ended June 30, 2011 and 2010, respectively.  The Company recognized total derivative gains (losses) in net investment income of ($3,652) and ($12,876) for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($5,418) and ($7,649) for the three-month periods ended June 30, 2011 and 2010, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($8,312) and ($6,414) for the six-month periods ended June 30, 2011 and 2010, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and six-month periods ended June 30, 2011 and 2010 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
					Income			Income
	Three months ended June 30,		Three months ended June 30,		statement	Three months ended June 30,		statement
	2011	2010	2011	2010	location	2011	2010	location
Cash flow hedges:
Interest rate swaps	$5,808	$13,754	$650	$341	(A)	$—	$(16)	(A)
Foreign currency exchange contracts	(1,498)	3,177	—	—		—	—
Interest rate futures	—	(33)	11	27	(A)	(322)	—	(A)
Interest rate futures	—	—	—	—		(3,976)	657	(B)
Total cash flow hedges	$4,310	$16,898	$661	$368		$(4,298)	$641

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
					Income			Income
	Six months ended June 30,		Six months ended June 30,		statement	Six months ended June 30,		statement
	2011	2010	2011	2010	location	2011	2010	location
Cash flow hedges:
Interest rate swaps	$3,254	$15,198	$1,293	$627	(A)	$7	$(17)	(A)
Foreign currency exchange contracts	(2,733)	4,975	—	—		—	—
Interest rate futures	(1,431)	(480)	22	54	(A)	(35)	—	(A)
Interest rate futures	—	—	—	—		(3,970)	657	(B)
Total cash flow hedges	$(910)	$19,693	$1,315	$681		$(3,998)	$640

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
			Income			Income
	Three months ended June 30,		statement	Three months ended June 30,		statement
	2011	2010	location	2011	2010	location
Fair value hedges:
Interest rate futures	$242	$(1,179)	(A)	$—	$—
Interest rate futures	(1,108)	(2,602)	(B)	—	—
Items hedged in interest rate futures	—	—		(1,597)	3,848	(A)
Items hedged in interest rate futures	—	—		1,637	—	(B)
Total fair value hedges (1)	$(866)	$(3,781)		$40	$3,848

(1)   Hedge ineffectiveness of ($826) and $67 for the three months ended June 30, 2011 and 2010, respectively, is recognized.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
			Income			Income
	Six months ended June 30,		statement	Six months ended June 30,		statement
	2011	2010	location	2011	2010	location
Fair value hedges:
Interest rate futures	$760	$(2,356)	(A)	$—	$—
Interest rate futures	(1,884)	(2,330)	(B)	—	—
Items hedged in interest rate futures	—	—		(1,057)	5,069	(A)
Items hedged in interest rate futures	—	—		1,637	—	(B)
Total fair value hedges (1)	$(1,124)	$(4,686)		$580	$5,069

(1)   Hedge ineffectiveness of ($544) and $383 for the six months ended June 30, 2011 and 2010, respectively, is recognized.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in		Gain (loss) on derivatives recognized in
	net income		net income
	Three months ended	Income statement	Three months ended	Income statement
	June 30, 2011	location	June 30, 2010	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$(262)	(A)	$38	(A)
Interest rate swap futures	318	(B)	—
Futures on equity indices	(9)	(A)	8	(A)
Total GMWB derivative instruments	47		46

Interest rate risk derivative instruments:
Interest rate swaps	(3,833)	(A)	(4,498)	(A)
Interest rate swaps	(2,556)	(B)	—
Interest rate futures	265	(A)	(2)	(A)
Interest rate futures	(168)	(B)	—
Interest rate swaptions	(984)	(A)	(761)	(A)
Interest rate swaptions	(136)	(B)	—
Total interest rate risk derivative instruments	(7,412)		(5,261)

Other derivative instruments:
Interest rate futures	—		(2,695)	(A)
Interest rate futures	—		(5,704)	(B)
Futures on equity indices	571	(B)	—
Total other derivative instruments	571		(8,399)

Total derivatives not designated as hedging instruments	$(6,794)		$(13,614)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in		Gain (loss) on derivatives recognized in
	net income		net income
	Six months ended	Income statement	Six months ended	Income statement
	June 30, 2011	location	June 30, 2010	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$(206)	(A)	$38	(A)
Interest rate swap futures	202	(B)	—
Futures on equity indices	(24)	(A)	8	(A)
Futures on equity indices	(34)	(B)	—
Total GMWB derivative instruments	(62)		46

Interest rate risk derivative instruments:
Interest rate swaps	(2,017)	(A)	(4,498)	(A)
Interest rate swaps	(4,040)	(B)	—
Interest rate futures	443	(A)	(2)	(A)
Interest rate futures	(339)	(B)	—
Interest rate swaptions	(2,838)	(A)	(5,545)	(A)
Interest rate swaptions	(229)	(B)	—
Total interest rate risk derivative instruments	(9,020)		(10,045)

Other derivative instruments:
Interest rate futures	—		(6,254)	(A)
Interest rate futures	—		(4,741)	(B)
Futures on equity indices	345	(B)	—
Total other derivative instruments	345		(10,995)

Total derivatives not designated as hedging instruments	$(8,737)		$(20,994)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

6.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term investments	$16,913,548	$16,913,548	$17,051,738	$17,051,738
Mortgage loans on real estate	2,160,427	2,238,259	1,722,422	1,809,356
Equity investments	3,860	3,860	1,888	1,888
Policy loans	4,112,953	4,112,953	4,059,640	4,059,640
Other investments	23,726	49,249	22,762	46,608
Collateral under securities lending agreements	17,982	17,982	51,749	51,749
Collateral under derivative counter-party collateral agreements	10,541	10,541	7,790	7,790
Derivative instruments	20,086	20,086	24,826	24,826
Separate account assets	22,567,599	22,567,599	22,489,038	22,489,038

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract benefits without life contingencies	$8,083,232	$8,115,650	$7,976,954	$7,912,850
Policyholders’ funds	380,754	380,754	372,980	372,980
Repurchase agreements	850,147	850,147	936,762	936,762
Commercial paper	95,341	95,341	91,681	91,681
Payable under securities lending agreements	17,982	17,982	51,749	51,749
Payable under derivative counterparty collateral agreements	9,941	9,941	7,790	7,790
Derivative instruments	5,335	5,335	5,831	5,831
Notes payable	532,450	532,450	532,332	532,332

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

Six Months Ended June 30, 2011 and 2010

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

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

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

•       Derivative instruments - reported trades, swap curves, credit spreads, recovery rates, restructuring, currency volatility, net present value of cash flows and news sources.

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

Six Months Ended June 30, 2011 and 2010

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

The following tables present information about the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	June 30, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,152,487	$—	$2,152,487
Obligations of U.S. states and their subdivisions	—	2,003,853	—	2,003,853
Corporate debt securities	—	8,130,487	49,376	8,179,863
Asset-backed securities	—	1,674,998	285,399	1,960,397
Residential mortgage-backed securities	—	677,321	—	677,321
Commercial mortgage-backed securities	—	769,550	—	769,550
Collateralized debt obligations	—	25,479	21	25,500
Total fixed maturities available-for-sale	—	15,434,175	334,796	15,768,971
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	42,614	—	42,614
Corporate debt securities	—	80,385	—	80,385
Asset-backed securities	—	44,167	—	44,167
Commercial mortgage-backed securities	—	8,222	—	8,222
Total fixed maturities held for trading	—	175,388	—	175,388
Equity investments available-for-sale:
Financial services	1,503	721	—	2,224
Asset allocation mutual fund	887	—	—	887
Airline industry	749	—	—	749
Total equity investments	3,139	721	—	3,860
Short-term investments available-for-sale	117,050	852,139	—	969,189
Collateral under securities lending agreements	17,982	—	—	17,982
Collateral under derivative counterparty collateral agreements	10,541	—	—	10,541
Derivative instruments designated as hedges:
Interest rate swaps	—	13,516	—	13,516
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,368	—	4,368
Interest rate swaptions	—	2,202	—	2,202
Total derivative instruments	—	20,086	—	20,086
Separate account assets (1)	11,352,029	10,793,738	10,124	22,155,891
Total assets	$11,500,741	$27,276,247	$344,920	$39,121,908

Liabilities
Collateral under securities lending agreements	$17,982	$—	$—	$17,982
Collateral under derivative counterparty collateral agreements	9,941	—	—	9,941
Derivative instruments designated as hedges:
Foreign currency exchange contracts	—	2,985	—	2,985
Derivative instruments not designated as hedges:
Interest rate swaps	—	2,350	—	2,350
Total derivative instruments	—	5,335	—	5,335
Separate account liabilities (1)	—	515,016	—	515,016
Total liabilities	$27,923	$520,351	$—	$548,274

(1)   Includes only separate account instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,371,150	$—	$2,371,150
Obligations of U.S. states and their subdivisions	—	1,942,263	—	1,942,263
Corporate debt securities	—	7,979,736	58,692	8,038,428
Asset-backed securities	—	1,711,438	290,488	2,001,926
Residential mortgage-backed securities	—	739,062	—	739,062
Commercial mortgage-backed securities	—	820,349	—	820,349
Collateralized debt obligations	—	29,865	14	29,879
Total fixed maturities available-for-sale	—	15,593,863	349,194	15,943,057
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	41,834	—	41,834
Corporate debt securities	—	49,961	—	49,961
Asset-backed securities	—	44,060	—	44,060
Commercial mortgage-backed securities	—	8,319	—	8,319
Total fixed maturities held for trading	—	144,174	—	144,174
Equity investments available-for-sale:
Financial services	—	725	—	725
Equity mutual funds	551	—	—	551
Airline industry	612	—	—	612
Total equity investments	1,163	725	—	1,888
Short-term investments available-for-sale	140,922	823,585	—	964,507
Collateral under securities lending agreements	51,749	—	—	51,749
Collateral under derivative counterparty collateral agreements	7,790	—	—	7,790
Derivative instruments designated as hedges:
Interest rate swaps	—	10,386	—	10,386
Derivative instruments not designated as hedges:
Interest rate swaps	—	9,484	—	9,484
Interest rate swaptions	—	4,956	—	4,956
Total derivative instruments	—	24,826	—	24,826
Separate account assets (1)	11,222,384	10,838,983	4,278	22,065,645
Total assets	$11,424,008	$27,426,156	$353,472	$39,203,636

Liabilities
Derivative instruments designated as hedges:
Interest rate swaps	$—	$131	$—	$131
Foreign currency exchange contracts	—	252	—	252
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,448	—	5,448
Total derivative instruments	—	5,831	—	5,831
Separate account liabilities (1)	93	301,108	—	301,201
Total liabilities	$93	$306,939	$—	$307,032

(1)   Includes only separate account instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

All transfers between levels are recognized at the beginning of the reporting period in which the transfer occurred.  There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2011 or during the year ended December 31, 2010.

The following tables present additional information about assets and liabilities carried at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2011
		Fixed maturities
	Fixed maturities	available-for-	Fixed maturities
	available-for-	sale: asset-	available-for-sale:
	sale: corporate	backed	collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, April 1, 2011	$58,438	$293,584	$17	$4,783	$356,822
Realized and unrealized gains and losses:
Gains (losses) included in net income	3,250	—	—	—	3,250
Gains (losses) included in other comprehensive income (loss)	1,217	57	4	394	1,672
Purchases	—	—	—	3,500	3,500
Sales	(1,892)	—	—	(218)	(2,110)
Settlements	(11,637)	(8,242)	—	—	(19,879)
Transfers into Level 3 (1)	—	—	—	3,566	3,566
Transfers out of Level 3 (1)	—	—	—	(1,901)	(1,901)
Balance, June 30, 2011	$49,376	$285,399	$21	$10,124	$344,920
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2011	$—	$—	$—	$—	$—

(1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2010
		Fixed maturities
	Fixed maturities	available-for-	Fixed maturities
	available-for-	sale: asset-	available-for-sale:
	sale: corporate	backed	collateralized	Other assets	Separate
	debt securities	securities	debt obligations	and liabilities (1)	accounts	Total
Balance, April 1, 2010	$120,622	$325,173	$1,747	$(1,520)	$5,358	$451,380
Realized and unrealized gains and losses:
Gains (losses) included in net income	25	(13,845)	—	—	—	(13,820)
Gains (losses) included in other comprehensive income (loss)	(1,082)	34,323	88	3,178	102	36,609
Purchases, issuances and settlements	(16,568)	(13,834)	(1,136)	—	(38)	(31,576)
Transfers in (out) of Level 3 (2)	(43,348)	(12,660)	—	—	(1,063)	(57,071)
Balance, June 30, 2010	$59,649	$319,157	$699	$1,658	$4,359	$385,522
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2010	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Six months ended June 30, 2011
		Fixed maturities
	Fixed maturities	available-for-	Fixed maturities
	available-for-	sale: asset-	available-for-sale:
	sale: corporate	backed	collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains and losses:
Gains (losses) included in net income	3,250	—	—	—	3,250
Gains (losses) included in other comprehensive income (loss)	1,318	11,977	7	586	13,888
Purchases	—	—	—	3,973	3,973
Sales	(1,892)	—	—	(278)	(2,170)
Settlements	(16,946)	(17,066)	—	—	(34,012)
Transfers into Level 3 (1)	7,333	—	—	3,566	10,899
Transfers out of Level 3 (1)	(2,379)	—	—	(2,001)	(4,380)
Balance, June 30, 2011	$49,376	$285,399	$21	$10,124	$344,920
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2011	$—	$—	$—	$—	$—

(1) Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Six months ended June 30, 2010
		Fixed maturities	Fixed maturities
	Fixed maturities	available-for-	available-for-	Fixed maturities
	available-for-	sale: asset-	sale: commercial	available-for-sale:
	sale: corporate	backed	mortgage-backed	collateralized	Other assets	Separate
	debt securities	securities	securities	debt obligations	and liabilities (1)	accounts	Total
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Realized and unrealized gains and losses:
Gains (losses) included in net income	475	(41,225)	—	—	—	—	(40,750)
Gains (losses) included in other comprehensive income (loss)	4,553	67,531	—	142	4,975	405	77,606
Purchases, issuances and settlements	(28,654)	(79,956)	—	(1,172)	—	(1,768)	(111,550)
Transfers in (out) of Level 3 (2)	(105,661)	(19,558)	(58,270)	—	—	(4,238)	(187,727)
Balance, June 30, 2010	$59,649	$319,157	$—	$699	$1,658	$4,359	$385,522
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2010	$—	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

Non-recurring fair value measurements - The Company held $3,071 and $980 of adjusted cost basis limited partnership interests which were impaired at June 30, 2011 and during the year ended December 31, 2010, respectively, based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  The Company had no liabilities measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

7.  Goodwill and Other Intangible Assets

At June 30, 2011 and December 31, 2010, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(13,898)	$22,416
Preferred provider agreements	7,970	(6,569)	1,401
Total	$44,284	$(20,467)	$23,817

	December 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(12,701)	$23,613
Preferred provider agreements	7,970	(5,941)	2,029
Total	$44,284	$(18,642)	$25,642

Amortization expense of other intangible assets included in general insurance expenses was $878 and $997 for the three-month periods ended June 30, 2011 and 2010, respectively.  Amortization expense of other intangible assets was $1,825 and $1,995 for the six-month periods ended June 30, 2011 and 2010, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2011.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2011 through December 31, 2015 is as follows:

Year ended December 31,	Amount
2011	$3,793
2012	3,590
2013	3,410
2014	3,215
2015	3,012

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

8.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$155,765	$(54,517)	$101,248
Net changes during the period related to cash flow hedges	4,310	(1,509)	2,801
Reclassification adjustment for (gains) losses realized in net income	(13,347)	4,671	(8,676)
Net unrealized gains (losses)	146,728	(51,355)	95,373
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(48,417)	16,946	(31,471)
Other comprehensive income (loss)	$98,311	$(34,409)	$63,902

	Three months ended June 30, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$431,193	$(150,917)	$280,276
Net changes during the period related to cash flow hedges	16,898	(5,915)	10,983
Reclassification adjustment for (gains) losses realized in net income	9,285	(3,250)	6,035
Net unrealized gains (losses)	457,376	(160,082)	297,294
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(131,322)	45,963	(85,359)
Net unrealized gains (losses)	326,054	(114,119)	211,935
Employee benefit plan adjustment	—	—	—
Other comprehensive income (loss)	$326,054	$(114,119)	$211,935

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$142,947	$(50,031)	$92,916
Net changes during the period related to cash flow hedges	(910)	318	(592)
Reclassification adjustment for (gains) losses realized in net income	(24,047)	8,416	(15,631)
Net unrealized gains (losses)	117,990	(41,297)	76,693
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(31,976)	11,192	(20,784)
Other comprehensive income (loss)	$86,014	$(30,105)	$55,909

	Six months ended June 30, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$735,234	$(257,332)	$477,902
Net changes during the period related to cash flow hedges	19,693	(6,893)	12,800
Reclassification adjustment for (gains) losses realized in net income	33,296	(11,654)	21,642
Net unrealized gains (losses)	788,223	(275,879)	512,344
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(190,670)	66,735	(123,935)
Net unrealized gains (losses)	597,553	(209,144)	388,409
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$597,236	$(209,033)	$388,203

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010 include the following components:

	Three months ended June 30,
	2011	2010	2011	2010
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$984	$935	$155	$182
Interest cost	5,072	4,895	146	178
Expected return on plan assets	(5,273)	(4,655)	—	—
Amortization of transition obligation	(347)	(379)	—	—
Amortization of unrecognized prior service cost (benefit)	13	21	(412)	(413)
Amortization of loss (gain) from earlier periods	1,279	1,273	(153)	(115)
Net periodic (benefit) cost	$1,728	$2,090	$(264)	$(168)

	Six months ended June 30,
	2011	2010	2011	2010
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$1,943	$1,943	$306	$358
Interest cost	10,219	9,978	293	369
Expected return on plan assets	(10,575)	(9,601)	—	—
Amortization of transition obligation	(694)	(757)	—	—
Amortization of unrecognized prior service cost (benefit)	26	42	(825)	(825)
Amortization of loss (gain) from earlier periods	2,674	2,844	(301)	(217)
Net periodic (benefit) cost	$3,593	$4,449	$(527)	$(315)

The Company will make a contribution at least equal to the minimum contribution of $12,000 to its Defined Benefit Pension Plan during the year ended December 31, 2011.  The Company expects to contribute approximately $706 to its Post-Retirement Medical Plan during the year ended December 31, 2011.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

10.   Federal Income Taxes

The provision for income taxes from continuing operations for the three and six-month periods ended June 30, 2011 and 2010 is comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Current	$26,926	$14,142	$45,519	$17,293
Deferred	3,641	14,178	11,373	28,960
Total income tax provision	$30,567	$28,320	$56,892	$46,253

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.9)%	(2.2)%
Tax credits	(2.9)%	(3.1)%
State income taxes, net of federal benefit	1.4%	1.0%
Income tax contingency provisions	(1.5)%	1.2%
Prior period adjustments	0.0%	3.3%
Other, net	0.5%	0.3%
Effective federal income tax rate	30.6%	35.5%

During the six months ended June 30, 2011, the Company recorded an increase in unrecognized tax benefits in the amount of $5,081.  The Company anticipates an increase in the range of $9,000 to $11,000 to unrecognized tax benefits within the next twelve months due to changes in the composition of the consolidated group.  Due to the impact of deferred tax accounting, the majority of the increase in unrecognized tax benefits does not affect the effective tax rate.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and six-month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premium income	$52,557	$128,455	$202,716	$309,015
Fee income	16,467	13,792	32,439	27,619
Net investment income	179,051	181,185	356,437	354,920
Net realized gains (losses) on investments	2,382	(7,157)	5,808	(14,023)
Total revenues	250,457	316,275	597,400	677,531
Benefits and expenses:
Policyholder benefits	188,049	248,490	468,482	562,803
Operating expenses	19,212	26,442	45,112	51,222
Total benefits and expenses	207,261	274,932	513,594	614,025
Income before income taxes	43,196	41,343	83,806	63,506
Income tax expense	13,566	14,928	24,673	22,555
Net income	$29,630	$26,415	$59,133	$40,951

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premium income	$1,555	$453	$3,569	$1,559
Fee income	105,681	96,015	208,482	190,662
Net investment income	100,764	96,627	200,360	190,903
Net realized gains (losses) on investments	(30)	(12,907)	3,173	(26,637)
Total revenues	207,970	180,188	415,584	356,487
Benefits and expenses:
Policyholder benefits	55,753	53,450	109,439	105,830
Operating expenses	111,206	101,343	206,619	195,484
Total benefits and expenses	166,959	154,793	316,058	301,314
Income before income taxes	41,011	25,395	99,526	55,173
Income tax expense	14,008	9,553	30,572	18,910
Net income	$27,003	$15,842	$68,954	$36,263

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and six-month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premium income	$33,629	$35,456	$61,905	$64,784
Fee income	1,269	1,121	2,461	2,286
Net investment income	8,872	10,932	23,756	22,277
Net realized gains (losses) on investments	4	—	24	342
Total revenues	43,774	47,509	88,146	89,689
Benefits and expenses:
Policyholder benefits	20,077	23,015	46,156	46,365
Operating expenses	16,904	15,412	39,167	31,603
Total benefits and expenses	36,981	38,427	85,323	77,968
Income before income taxes	6,793	9,082	2,823	11,721
Income tax expense	2,993	3,839	1,647	4,788
Net income	$3,800	$5,243	$1,176	$6,933

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended June 30, 2011 and 2010, the Company recognized $387 and $495, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.  During the six-month periods ended June 30, 2011 and 2010, the Company recognized $783 and $894, respectively, related to share-based compensation expense.

During the six months ended June 30 2011, Lifeco granted 523,300 stock options to employees of the Company.  The stock options vest evenly over a five-year period ending in February 2016.  Compensation expense of $2,391, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position, results of its operations or cash flows.

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at June 30, 2011 or December 31, 2010 and was in compliance with all covenants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company makes commitments to fund partnership interests and mortgage loans on real estate investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2011 and December 31, 2010 were $231,950 and $95,688, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On July 28, 2011, the Company’s Board of Directors declared a dividend of $57,750 to be paid to its sole shareholder, GWL&A Financial, during the third quarter of 2011.

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

The Company’s Individual Markets segment launched a new Hybrid Business Owned Life Insurance (“BOLI”) product in the first quarter.  Sales were 39% of the Company’s total community bank market sales through the second quarter.

In June 2011, the Company’s Retirement Services segment introduced a Collective Investment Trust product through its subsidiary, Orchard Trust Company, LLC.  The Company will generate additional fee income from the management of this product and its subsidiary, GW Capital Management, LLC, will act as the registered investment advisor.  As of June 30, 2011, assets under administration related to this product were $55 million.

The Company’s Individual Markets segment launched an Individual Retirement Account (“IRA”) rollover initiative in the second quarter. The initiative’s goal is to increase awareness of the IRA rollover product among terminated plan participants.  It is expected to result in increased asset retention in the rollover IRA product.  Through second quarter, the initiative has resulted in an increase of $104 million of assets retained or a 160% increase from the prior year.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and six-month periods ended June 30, 2011, compared with the same periods in 2010.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

	Three months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$88	$164
Fee income	123	111
Net investment income	289	289
Net realized investment gains (losses)	2	(21)
Total revenues	502	543
Policyholder benefits	264	325
Operating expenses	147	143
Total benefits and expenses	411	468
Income before income taxes	91	75
Income tax expense	31	28
Net income	$60	$47

The Company’s consolidated net income increased by $13 million, or 28%, to $60 million for the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $17 million increase in net realized and unrealized investment gains (losses), net of policyholder amounts, a $12 million increase in fee income and an $8 million decrease in acquisition expenses, net of deferrals, on the single premium whole life product in the Company’s Individual Markets segment.  The increase in net income was reduced by the impact of a $17 million release of future policy benefits in the Company’s Individual Markets segment in 2010.

Premium income decreased by $76 million, or 46%, to $88 million for the three months ended June 30, 2011 when compared to 2010.  This decrease is primarily related to a $69 million decrease in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $12 million, or 11%, to $123 million for the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income in the Company’s Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average in 2011 compared to 2010.  The average of the S&P 500 index level during the three months ended June 30, 2011 is up by 16% when compared to the three months ended June 30, 2010.

Net realized investment gains (losses) increased by $23 million from a loss of $21 million in the three months ended June 30, 2010 to a gain of $2 million in 2011.  The $2 million gain in 2011 is due to $9 million of net realized gains from the sale of investments offset by a $5 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $2 million of credit related other-than-temporary impairments (“OTTI”) losses primarily on limited partnership interests.  The $21 million loss in 2010 is due to $21 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below).

Total benefits and expenses decreased by $57 million, or 12%, to $411 million for the three months ended June 30, 2011 when compared to 2010.  The decrease is primarily attributable to a reduction of $68 million in the Company’s Individual Markets segment due to the decreased sales premium mentioned above and a $17 million release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.

Income tax expense increased by $3 million, or 11%, to $31 million for the three months ended June 30, 2011 when compared to 2010.  This increase is primarily due to a 21% increase in net income before taxes. The effective tax rate is lower primarily due to a $4 million prior year tax expense adjustment in 2010.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

	Six months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$268	$375
Fee income	243	221
Net investment income	581	568
Net realized investment gains (losses)	9	(41)
Total revenues	1,101	1,123
Policyholder benefits	624	715
Operating expenses	291	278
Total benefits and expenses	915	993
Income before income taxes	186	130
Income tax expense	57	46
Net income	$129	$84

The Company’s consolidated net income increased by $45 million, or 54%, to $129 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $42 million increase in net realized and unrealized investment gains (losses), net of policyholder amounts, a $22 million increase in fee income and a decrease of $13 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011 in the Company’s Individual Markets segment.  The increase in net income was reduced by the impact of a $17 million release of future policy benefits in the Company’s Individual Markets segment in 2010.

Premium income decreased by $107 million, or 29%, to $268 million for the six months ended June 30, 2011 when compared to 2010.  This decrease is primarily related to a $108 million decrease in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $22 million, or 10%, to $243 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income in the Company’s Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the 16% higher S&P 500 index average in 2011 compared to 2010.

Net investment income increased by $13 million, or 2%, to $581 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily due to increased interest income of $8 million due to an increase in invested assets and $5 million higher net unrealized gains (losses) on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $50 million from a loss of $41 million in the six months ended June 30, 2010 to a gain of $9 million in 2011.  The $9 million gain in 2011 is due to $16 million of net realized gains on the sale of investments offset by a $5 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $2 million of credit related OTTI losses primarily on limited partnership interests.  The $41 million loss in 2010 is due to $58 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac (See discussion under Fixed Maturity Investments below) offset by $17 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $78 million, or 8%, to $915 million for the six months ended June 30, 2011 when compared to 2010.  The decrease is primarily attributable to a reduction of $101 million in the Company’s Individual Markets segment due to the decreased sales premium mentioned above and a $17 million release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  This decrease is partially offset by a $15 million increase in benefits and expenses in the Company’s Retirement Services segment.

Income tax expense increased by $11 million, or 24%, to $57 million for the six months ended June 30, 2011 when compared to 2010.  This increase is primarily due to a 43% increase in net income before taxes.

The effective tax rate is lower due to the release of uncertain tax positions in 2011 and a $4 million prior year tax expense adjustment in 2010.

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

Individual Markets Results of Operations

The following is a summary of certain financial data of the Company’s Individual Markets segment:

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

	Three months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$53	$129
Fee income	16	14
Net investment income	179	181
Net realized investment gains (losses)	2	(7)
Total revenues	250	317
Policyholder benefits	188	249
Operating expenses	19	26
Total benefits and expenses	207	275
Income before income taxes	43	42
Income tax expense	14	15
Net income	$29	$27

The following is a summary of the Individual Markets segment participant accounts at June 30, 2011 and March 31, 2011:

(In thousands)	June 30, 2011	March 31, 2011
Participant accounts	516	517

Net income for the Individual Markets segment increased by $2 million, or 7%, to $29 million for the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $3 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts, a decrease of $8 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011 and improved mortality results of $11 million.  The increase in net income was reduced by the impact of a $17 million release of future policy benefits in 2010.

Premium income decreased by $76 million, or 59%, to $53 million for the three months ended June 30, 2011 when compared to 2010.  The decrease is primarily related to sales in the single premium whole life product marketed through banks which decreased by $69 million.  In 2011, the Company began replacing the single premium whole life product with a single premium universal life product which had deposits of $46 million for the three months ended June 30, 2011.

Fee income increased by $2 million, or 14%, to $16 million for the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher account balances as a result of sales since June 30, 2010 on the BOLI product.

Net investment income remained relatively constant, decreasing by $2 million to $179 million during the three months ended June 30, 2011 compared to 2010.  The decrease is primarily due to $3 million higher unrealized losses on derivatives and held for trading assets offset by increased interest income of $1 million.

Net realized investment gains (losses) increased by $9 million from a loss of $7 million for the three months ended June 30, 2010 to a gain of $2 million in 2011.  The $2 million gain in 2011 is due to $5 million of net realized gains on the sale of investments offset by a $2 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $1 million of credit related OTTI losses primarily on limited partnership interests.  The $7 million loss in 2010 is due to $8 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $1 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $68 million, or 25%, to $207 million for the three months ended June 30, 2011 when compared to 2010.  The decrease is primarily attributable to a reduction in future policy benefits and expenses related to the decreased sales premium mentioned above.  This decrease is offset by a $17 million release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.

Income tax expense decreased by $1 million, or 7%, to $14 million for the three months ended June 30, 2011 when compared to 2010.  This decrease is primarily due to the decrease in the effective tax rate primarily due to a $2 million prior year tax expense adjustment in 2010 offset by a 2% increase in net income before taxes.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

	Six months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$203	$309
Fee income	32	28
Net investment income	356	355
Net realized investment gains (losses)	6	(14)
Total revenues	597	678
Policyholder benefits	468	563
Operating expenses	45	51
Total benefits and expenses	513	614
Income before income taxes	84	64
Income tax expense	25	23
Net income	$59	$41

The following is a summary of the Individual Markets segment participant accounts at June 30, 2011 and 2010:

	June 30,
(In thousands)	2011	2010
Participant accounts	516	516

Net income for the Individual Markets segment increased by $18 million, or 44%, to $59 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $15 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts and a decrease of $13 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011 and improved mortality results of $10 million.  The increase in net income was reduced by the impact of a $17 million release of future policy benefits in 2010.

Premium income decreased by $106 million, or 34%, to $203 million for the six months ended June 30, 2011 when compared to 2010.  The decrease is primarily related to sales in the single premium whole life product marketed through banks which decreased by $108 million.  In 2011, the Company began replacing the single premium whole life product with a single premium universal life product which had deposits of $80 million for the six months ended June 30, 2011.

Fee income increased by $4 million, or 14%, to $32 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher account balances as a result of sales since June 30, 2010 on the BOLI product.

Net investment income remained relatively constant, increasing by $1 million to $356 million during the six months ended June 30, 2011 compared to 2010.  The increase is primarily due to $3 million lower unrealized losses on derivatives and held for trading assets offset by decreased interest income of $2 million.

Net realized investment gains (losses) increased by $20 million from a loss of $14 million for the six months ended June 30, 2010 to a gain of $6 million in 2011.  The $6 million gain in 2011 is due to $9 million of net realized gains on the sale of investments offset by a $2 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $1 million of credit related OTTI losses primarily on limited partnership interests.  The $14 million loss in 2010 is due to $24 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $10 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $101 million, or 16%, to $513 million for the six months ended June 30, 2011 when compared to 2010.  The decrease is primarily attributable to a reduction in future policy benefits and expenses related to the decreased sales premium mentioned above.  This decrease is offset by a $17 million release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.

Income tax expense increased by $2 million, or 9%, to $25 million for the six months ended June 30, 2011 when compared to 2010.  This increase is primarily due to a 31% increase in net income before taxes. The effective tax rate is lower due to the release of uncertain tax positions in 2011 and a $2 million prior year tax expense adjustment in 2010.

Retirement Services Results of Operations

The following is a summary of certain financial data of the Company’s Retirement Services segment:

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

	Three months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$1	$—
Fee income	106	96
Net investment income	101	97
Net realized investment gains (losses)	—	(13)
Total revenues	208	180
Policyholder benefits	56	54
Operating expenses	111	101
Total benefits and expenses	167	155
Income before income taxes	41	25
Income tax expense	14	10
Net income	$27	$15

The following is a summary of the Retirement Services segment participant accounts at June 30, 2011 and March 31, 2011:

(In thousands)	June 30, 2011	March 31, 2011
Participant accounts	4,466	4,463

Net income for the Retirement Services segment increased by $12 million, or 80%, to $27 million during the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $13 million increase in net realized and unrealized investment gains (losses), a $10 million increase in fee income and increased interest income.  These are partially offset by an increase in general insurance expenses.

Fee income increased by $10 million, or 10%, to $106 million for the three months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

Net investment income increased by $4 million, or 4%, to $101 million for the three months ended June 30, 2011 when compared to 2010.  The increase is due to increased interest income of $4 million due to higher invested asset balances.

Net realized investment gains (losses) increased by $13 million from a loss of $13 million during the three months ended June 30, 2010 to a gain of $0 in 2011.  The $0 gain in 2011 is due to $4 million of net realized gains on the sale of investments offset by a $3 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $1 million of credit related OTTI losses primarily on limited partnership interests.  The $13 million loss in 2010 is due to $13 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac.

Total benefits and expenses increased by $12 million, or 8%, to $167 million for the three months ended June 30, 2011 when compared to 2010.  This increase is primarily due to a $13 million increase in general insurance expenses as a result of higher asset based commissions due to increased participant account values and higher operating expenses due to strategic initiatives in 2011.

Income tax expense increased by $4 million, or 40%, to $14 million for the three months ended June 30, 2011 when compared to 2010.  This increase is primarily due to a 64% increase in net income before taxes. The effective tax rate is lower due to a $2 million prior year tax expense adjustment in 2010.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

	Six months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$3	$1
Fee income	209	191
Net investment income	200	191
Net realized investment gains (losses)	3	(27)
Total revenues	415	356
Policyholder benefits	109	106
Operating expenses	207	195
Total benefits and expenses	316	301
Income before income taxes	99	55
Income tax expense	30	19
Net income	$69	$36

The following is a summary of the Retirement Services segment participant accounts at June 30, 2011 and 2010:

	June 30,
(In thousands)	2011	2010
Participant accounts	4,466	4,384

Net income for the Retirement Services segment increased by $33 million, or 92%, to $69 million during the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to a $27 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts and an $18 million increase in fee income, which are partially offset by an increase in operating expenses.

Fee income increased by $18 million, or 9%, to $209 million for the six months ended June 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average in 2011 compared to 2010.

Net investment income increased by $9 million, or 5%, to $200 million for the six months ended June 30, 2011 when compared to 2010.  The increase is due to an additional $1 million of unrealized gains on derivatives and held for trading assets and increased interest income of $8 million due to higher invested asset balances.

Net realized investment gains (losses) increased by $30 million from a loss of $27 million during the six months ended June 30, 2010 to a gain of $3 million in 2011.  The $3 million gain in 2011 is due to $7 million of net realized gains on the sale of investments offset by a $3 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $1 million of credit related OTTI losses primarily on limited partnership interests.  The $27 million loss in 2010 is due to $34 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $7 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $15 million, or 5%, to $316 million for the six months ended June 30, 2011 when compared to 2010.  This increase is primarily due to an $18 million increase in general insurance expenses as a result of higher asset based commissions due to increased participant account values and higher operating expenses due to strategic initiatives in 2011.

Income tax expense increased by $11 million, or 58%, to $30 million for the six months ended June 30, 2011 when compared to 2010.  This increase is primarily due to an 80% increase in net income before taxes.  The effective tax rate is lower due to a $2 million prior year tax expense adjustment in 2010.

The following table provides information for the Retirement Services’ segment participant account values at June 30, 2011 and 2010:

	June 30,
(In millions)	2011	2010
General account - Fixed options:
Public / Non-profit	$3,555	$3,472
401(k)	4,430	3,857
	$7,985	$7,329
Separate account -Variable options:
Public / Non-profit	$8,959	$8,249
401(k)	7,395	5,887
	$16,354	$14,136
Proprietary mutual funds/Collective trust funds:
Public / Non-profit	$362	$597
401(k)	2,220	1,270
Institutional	55	3
	$2,637	$1,870
Retail investment options and administrative services only:
Public / Non-profit	$60,892	$48,570
401(k)	24,075	20,101
Institutional	43,496	36,115
	$128,463	$104,786

Account values invested in the general account fixed investment options have increased by $656 million, or 9%, at June 30, 2011 compared to June 30, 2010 primarily due to an increase in new participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $2,218 million, or 16%, at June 30, 2011 compared to June 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Account values invested in the proprietary mutual fund investment options have increased by $767 million, or 41%, at June 30, 2011 compared to June 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $23,677 million, or 23%, at June 30, 2011 compared to June 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

The Company’s registered investment adviser subsidiary, Advised Assets Group, LLC, announced that assets under management in its managed accounts exceeded $5 billion in the second quarter of 2011, an increase of $1.4 billion from second quarter 2010.  The managed accounts are spread throughout the above account value options.

Other Results of Operations

The following is a summary of certain financial data of the Company’s Other segment:

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

	Three months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$34	$35
Fee income	1	1
Net investment income	9	11
Net realized investment gains (losses)	—	(1)
Total revenues	44	46
Policyholder benefits	20	22
Operating expenses	17	16
Total benefits and expenses	37	38
Income before income taxes	7	8
Income tax expense	3	3
Net income	$4	$5

Net income and its components for the Company’s Other segment remained stable for the three months ended June 30, 2011 when compared to 2010.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

	Six months ended June 30,
Income statement data (In millions)	2011	2010
Premium income	$62	$65
Fee income	2	2
Net investment income	24	22
Net realized investment gains (losses)	—	—
Total revenues	88	89
Policyholder benefits	46	46
Operating expenses	39	32
Total benefits and expenses	85	78
Income before income taxes	3	11
Income tax expense	2	4
Net income	$1	$7

Net income for the Company’s Other segment decreased by $6 million, or 86%, to $1 million during the six months ended June 30, 2011 compared to 2010.  The decrease is primarily due to a $7 million increase in operating expenses related to increased guarantee fund assessments and consulting expenses on special initiatives.

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

A summary of the Company’s general account investment assets and assets as a percentage of total general account investments at June 30, 2011 and December 31, 2010 is as follows:

(In millions)	June 30, 2011		December 31, 2010
Fixed maturities, available-for-sale	$15,769	67.4%	$15,943	69.1%
Fixed maturities, held for trading	175	0.8%	144	0.6%
Mortgage loans on real estate	2,160	9.2%	1,722	7.5%
Equity investments, available-for-sale	4	0.0%	2	0.0%
Policy loans	4,113	17.6%	4,060	17.6%
Short-term investments, available-for-sale	969	4.1%	965	4.2%
Limited partnership and other corporation interests	190	0.8%	210	0.9%
Other investments	25	0.1%	23	0.1%
Total investment assets	$23,405	100.0%	$23,069	100.0%

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

The National Association of Insurance Commissioners (the “NAIC”) adopted a revised rating methodology for non-agency residential mortgage-backed securities (“RMBS”) that became effective December 31, 2009 and commercial mortgage-backed securities (“CMBS”) and all other structured securities that became effective December 31, 2010.  The NAIC’s objective with the rating methodology for non-agency RMBS, CMBS and all other structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency structured securities.  The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS, CMBS and all other structured securities.

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poors Ratings Services and Moody’s Investor Services, Inc. However, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology as discussed above.  The Company’s CMBS and all other structured securities ratings were not affected by the revised NAIC rating methodology.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at June 30, 2011 and December 31, 2010 is summarized as follows:

Credit Rating	June 30, 2011	December 31, 2010
AAA	35.9%	38.5%
AA	14.5%	14.0%
A	22.8%	21.9%
BBB	24.6%	23.3%
BB and below (Non-investment grade)	2.2%	2.3%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at June 30, 2011 and December 31, 2010:

Sector	June 30, 2011	December 31, 2010
Utility	15.6%	15.3%
Finance	10.0%	10.0%
Consumer	9.4%	8.7%
Natural resources (1)	4.5%	4.8%
Transportation	2.3%	2.6%
Other	9.4%	8.4%

(1) Exposure of 2.7% and 2.9% to the oil and gas sector is included in natural resources at June 30, 2011 and December 31, 2010, respectively.

The Company holds fixed maturity investments guaranteed by monoline insurers.  Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer.  Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for certain securities.  During 2009, Financial Guaranty Insurance Company (“FGIC”), a monoline insurer, was ordered to suspend all claims payments by the New York Insurance Department.  During the first quarter of 2010, Ambac, a monoline insurer, was ordered to suspend claims payments on residential mortgage-backed securities by the State of Wisconsin Insurance Department.  On January 25, 2011, a Plan of Rehabilitation supported by Ambac’s regulator was approved by a Wisconsin state court judge.  The Company is not yet certain of the amount or timing of recoveries under the Plan.  The Company assesses OTTI on a regular basis on these securities.  The financial health of several other monoline insurers has been in question recently and several insurers have experienced ratings downgrades.  See Note 4 to the accompanying condensed consolidated financial statements for further discussion of OTTI related to these monoline insurers.

The Company does not have any direct bond holdings of the actual monoline insurers.  Excluding FGIC and Ambac holdings where the insurer has been ordered to suspend claims as discussed above, the Company’s insured holdings at June 30, 2011 and December 31, 2010 are as follows:

			Indirect
			exposure
	Guarantor quality rating		June 30,
Guarantor (In millions)	S&P	Moody’s	2011
MBIA Inc.	B	B3	$209
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AA+	Aa3	128
Berkshire Hathaway Assurance Corporation	AA+	Aa1	35
National Public Finance Guaranty Corporation	BBB	Baa1	160
			$532

			Indirect
			exposure
	Guarantor quality rating		December 31,
Guarantor (In millions)	S&P	Moody’s	2010
MBIA Inc.	B	B3	$211
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AA+	Aa3	129
Berkshire Hathaway Assurance Corporation	AA+	Aa1	34
National Public Finance Guaranty Corporation	BBB	Baa1	156
			$530

At June 30, 2011 and December 31, 2010, the Company had $418 million of asset-backed securities insured by monolines other than FGIC and Ambac.  At June 30, 2011 and December 31, 2010, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance, was A- and A, respectively.  At June 30, 2011 and December 31, 2010, the Company had other insured securities with a fair value of $114 million and $112 million, respectively, primarily exposed to state/municipal bond authorities and utilities and financial services companies.

The Company had exposure to the subprime market in the form of home equity loan asset-backed securities of $894 million, or 4% of total invested assets of $23,405 million as of June 30, 2011 and $949 million, or 4% of total investments of $23,069 million as of December 31, 2010.  The majority of the securities held at June 30, 2011 were investment grade rated, 74% of which have a rating of AAA.  The majority of the mortgages backing these securities are fixed rate loans, which typically have lower default and loss rates than adjustable rate loans.  Of these pools, 53% were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2008.  The weighted average credit enhancement level for these securities was 36% (excluding any monoline guarantees) as of June 30, 2011.  This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime collateralized debt obligations, asset-backed commercial paper or structured investment vehicles.  The Company’s exposure to Alt A mortgage-backed securities at June 30, 2011 was $1 million.  The underlying mortgages of Alt A securities have a risk potential that is greater than prime but less than sub-prime.  The borrowers behind these mortgages typically have clean credit histories, but the mortgage itself will generally have some issues that increase its risk profile.  These issues may include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) decreased by $8 million at June 30, 2011 from December 31, 2010.  Net Level 3 assets and liabilities at June 30, 2011 were $345 million or 1% of total assets and liabilities compared to net Level 3 assets and liabilities of $353 million or 1% at December 31, 2010.  The use of internal models for Level 3 assets and liabilities did not affect the Company’s operations, liquidity or capital resources during the period.

Due to market conditions beginning in 2008 which have continued into 2011, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $23 million and $58 million at June 30, 2011 and December 31, 2010, respectively.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external pricing source.

The Company classifies substantially all of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  The Company recorded a decrease in gross unrealized losses of $18 million and an increase in gross unrealized gains of $124 million during the three months ended June 30, 2011.  This resulted in a $67 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the three months ended June 30, 2011.  The Company recorded a decrease in gross unrealized losses of $123 million and an increase in gross unrealized gains of $323 million during the three months ended June 30, 2010.  This resulted in a $194 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the three months ended June 30, 2010.  The Company recorded a decrease in gross unrealized losses of $82 million and an increase in gross unrealized gains of $38 million during the six months ended June 30, 2011.  This resulted in a $40 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the six months ended June 30, 2011.  The Company recorded a decrease in gross unrealized losses of $334 million and an increase in gross unrealized gains of $442 million during the six months ended June 30, 2010.  This resulted in a $374 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the six months ended June 30, 2010.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The continued decrease in unrealized losses and increase in unrealized gains reflects recovery in market liquidity, lower interest rates and tightening of credit spreads, although the economic uncertainty in certain asset classes still remains.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

During the three and six-month periods ended June 30, 2011, the Company did not record any other-than-temporary losses on its fixed maturity investments.  During the three and six-month periods ended June 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $21 million and $58 million, respectively, on its fixed maturity investments.  (See Note 4 to the accompanying condensed consolidated financial statements).

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

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of June 30, 2011 and December 31, 2010, the Company had $17 million and $51 million, respectively, of securities out on loan, $677 million and $657 million, respectively, in short-term repurchase agreements and $850 million and $937 million, respectively, in dollar repurchase liabilities, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

At June 30, 2011, the Company pledged less than $1 million of unrestricted cash collateral to one counterparty in the normal course of business, while other counterparties pledged $10 million of unrestricted cash collateral to the Company to satisfy collateral netting agreements.  At December 31, 2010, the Company was not obligated to pledge collateral to any counterparties in the normal course of business, while other counterparties pledged $8 million of unrestricted cash collateral to the Company to satisfy collateral netting agreements.  Cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  Cash collateral pledged is included in other assets.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 53% at both June 30, 2011 and December 31, 2010.  The debt service coverage ratio was 2.07 and 2.00 times at June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company originated 39 and 29 new loans with principal balances of $487 million and $345 million, respectively.  At origination, the weighted average loan-to-value ratio was 56% and 50% and the debt service coverage ratio was 2.16 and 2.43 times at June 30, 2011 and December 31, 2010, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company originated mortgage loans structured with an interest only component in the amount of $265 million and $212 million, respectively, compared to a total mortgage loan portfolio at June 30, 2011 and December 31, 2010 of $2,160 million and $1,722 million, respectively.  The weighted average loan-to-value ratio of the interest only loans originated in 2011 and 2010 was 58% and 48%, respectively.

See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity and real estate markets during 2011.

Derivatives

The Company introduced a guaranteed minimum withdrawal benefit, also referred to as guaranteed lifetime withdrawal benefit, (“GMWB”) product, Great-West® SecureFoundationSM, into the 401(k) markets in 2010.  In the past, the Company had limited use of derivatives; however, with the introduction of the GMWB product combined with the interest rate risk hedging program introduced during 2009, the Company’s use of derivatives has increased with additional usage expected. The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate, equity, foreign currency exchange risks and fee revenue.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company enters into derivative transactions only with high quality institutions.

See Note 5 to the accompanying condensed consolidated financial statements for a further discussion of the Company’s derivative position.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net sales (purchases) of trading securities of ($30) million and $18 million for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company intends to reinvest these securities in higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $972 million and $969 million as of June 30, 2011 and December 31, 2010, respectively.  In addition, 98% of the bond portfolio carried an investment grade rating at June 30, 2011 and December 31, 2010, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $95 million and $92 million of commercial paper outstanding at June 30, 2011 and December 31, 2010, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at June 30, 2011.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Item 4.  Controls and Procedures

(a)                                  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer have concluded that the Company’s current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to the Company that is required to be disclosed by it in the reports that are filed or submitted under the Securities Exchange Act of 1934.

(b)                                 There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Title	Page
31.1	Rule 13a-14(a)/15-d14(a) Certification	65
31.2	Rule 13a-14(a)/15-d14(a) Certification	66
32	18 U.S.C. 1350 Certification	67
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/Glen R. Derback	Date:	August 9, 2011
Glen R. Derback, Senior Vice President and Controller
(Duly authorized officer and chief accounting officer)