Form 10-Q
period 2011-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2011-11-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	3

		Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2010 and for the Nine Months Ended September 30, 2011 (Unaudited)	6

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	63

	Item 4	Controls and Procedures	64

Part II	Other Information		64

	Item 1	Legal Proceedings	64

	Item 1A	Risk Factors	64

	Item 6	Exhibits	65

		Signature	65

Part I                             Financial Information

Item 1.                       Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,544,598 and $15,382,402, respectively)	$16,561,815	$15,943,057
Fixed maturities, held for trading, at fair value (amortized cost $163,466 and $134,587, respectively)	178,770	144,174
Mortgage loans on real estate (net of allowances of $21,130 and $16,300, respectively)	2,199,621	1,722,422
Equity investments, available-for-sale, at fair value (cost $2,196 and $1,313, respectively)	2,009	1,888
Policy loans	4,125,093	4,059,640
Short-term investments, available-for-sale (cost approximates fair value)	1,347,633	964,507
Limited partnership and other corporation interests	178,796	210,146
Other investments	22,205	22,762
Total investments	24,615,942	23,068,596

Other assets:
Cash	4,195	4,476
Reinsurance receivable	607,774	594,997
Deferred acquisition costs and value of business acquired	363,407	306,948
Investment income due and accrued	271,783	239,345
Premiums in course of collection	2,404	15,421
Collateral under securities lending agreements	5,411	51,749
Due from parent and affiliates	128,751	203,231
Goodwill	105,255	105,255
Other intangible assets	22,801	25,642
Other assets	524,284	460,573
Assets of discontinued operations	46,350	62,091
Separate account assets	21,362,101	22,489,038
Total assets	$48,060,458	$47,627,362

See notes to condensed consolidated financial statements.
(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2011	2010
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$21,386,087	$20,420,875
Policy and contract claims	303,745	293,383
Policyholders’ funds	348,155	372,980
Provision for policyholders’ dividends	66,810	66,244
Undistributed earnings on participating business	9,618	6,803
Total policy benefit liabilities	22,114,415	21,160,285

General liabilities:
Due to parent and affiliates	544,026	537,474
Repurchase agreements	1,054,462	936,762
Commercial paper	95,945	91,681
Payable under securities lending agreements	5,411	51,749
Deferred income tax liabilities, net	232,595	57,798
Other liabilities	520,136	460,310
Liabilities of discontinued operations	46,345	62,042
Separate account liabilities	21,362,101	22,489,038
Total liabilities	45,975,436	45,847,139

Commitments and contingencies (Note 13)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	767,579	764,644
Accumulated other comprehensive income (loss)	511,518	242,516
Retained earnings	798,893	766,031
Total stockholder’s equity	2,085,022	1,780,223
Total liabilities and stockholder’s equity	$48,060,458	$47,627,362

See notes to condensed consolidated financial statements.
(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues:
Premium income, net of premiums ceded of $3,904, $5,408, $28,705 and $29,644	$158,688	$238,547	$426,879	$613,905
Fee income	120,100	112,077	363,482	332,644
Net investment income	287,250	295,366	867,803	863,466
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(17,274)	(1,093)	(18,965)	(75,016)
Other-than-temporary losses transferred to other comprehensive income	10,004	3	10,004	15,707
Other realized investment gains, net	18,012	7,252	28,708	25,153
Total realized investment gains (losses), net	10,742	6,162	19,747	(34,156)
Total revenues	576,780	652,152	1,677,911	1,775,859
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $10,715, $10,472, $33,832 and $22,297	160,097	163,059	482,974	469,859
Increase (decrease) in future policy benefits	34,251	117,132	41,442	238,319
Interest paid or credited to contractholders	138,483	135,086	395,799	384,232
Provision for policyholders’ share of earnings on participating business	747	955	1,503	1,608
Dividends to policyholders	14,846	16,742	50,783	53,955
Total benefits	348,424	432,974	972,501	1,147,973
General insurance expenses	135,993	122,330	389,422	358,617
Amortization of deferred acquisition costs and value of business acquired	53	3,631	18,730	26,964
Interest expense	9,338	9,376	28,131	28,064
Total benefits and expenses, net	493,808	568,311	1,408,784	1,561,618
Income from continuing operations before income taxes	82,972	83,841	269,127	214,241
Income tax expense	26,024	16,356	82,915	62,609
Income from continuing operations	56,948	67,485	186,212	151,632
Loss from discontinued operations, net of income tax benefit of $ - , $900, $ - and $900	—	(1,600)	—	(1,600)
Net income	$56,948	$65,885	$186,212	$150,032

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2010 and Nine Months Ended September 30, 2011 (Unaudited)

(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	paid-in	gains (losses)	benefit plan	Retained
	stock	capital	on securities	adjustments	earnings	Total
Balances, January 1, 2010	$7,032	$761,330	$(90,110)	$(42,611)	$724,193	$1,359,834
Net income					202,755	202,755
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			6,346			6,346
Net change in unrealized gains (losses)			372,233			372,233
Employee benefit plan adjustment				(3,342)		(3,342)
Total comprehensive income						577,992
Dividends					(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855				1,855
Income tax benefit on stock-based compensation		1,459				1,459
Balances, December 31, 2010	7,032	764,644	288,469	(45,953)	766,031	1,780,223
Net income					186,212	186,212
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for sale			14,670			14,670
Net change in unrealized gains (losses)			254,332			254,332
Total comprehensive income						455,214
Dividends					(153,350)	(153,350)
Capital contribution - stock-based compensation		1,289				1,289
Income tax benefit on stock option exercises		1,646				1,646
Balances, September 30, 2011	$7,032	$767,579	$557,471	$(45,953)	$798,893	$2,085,022

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$186,212	$150,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings allocated to participating policyholders	1,503	1,608
Amortization of premiums (accretion) of discounts on investments, net	(30,946)	(30,517)
Net realized (gains) losses on investments	(45,828)	34,156
Net proceeds (purchases) of trading securities	(33,115)	17,552
Interest credited to contractholders	392,714	380,516
Depreciation and amortization	29,929	38,673
Deferral of acquisition costs	(65,327)	(64,818)
Deferred income taxes	29,583	66,959
Other, net	(9,808)	(23,301)
Changes in assets and liabilities:
Policy benefit liabilities	(96,126)	126,390
Reinsurance receivable	2,964	(7,623)
Accrued interest and other receivables	(19,421)	(35,133)
Other assets	(6,894)	(20,898)
Other liabilities	13,585	(109,237)
Net cash provided by operating activities	349,025	524,359

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,581,017	3,238,262
Mortgage loans on real estate	63,755	114,729
Equity investments and other limited partnership interests	45,255	52,607
Purchases of investments:
Fixed maturities, available-for-sale	(4,526,471)	(3,637,171)
Mortgage loans on real estate	(551,951)	(295,207)
Equity investments and other limited partnership interests	(6,332)	(17,491)
Net change in short-term investments	(483,015)	(865,902)
Net change in repurchase agreements	117,700	410,318
Policy loans, net	(14,807)	23,976
Other, net	921	1,334
Net cash used in investing activities	(773,928)	(974,545)

See notes to condensed consolidated financial statements.
(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from financing activities:
Contract deposits	$1,872,213	$1,556,709
Contract withdrawals	(1,348,054)	(1,096,704)
Change in due to parent and affiliates	79,607	(25,781)
Dividends paid	(153,350)	(147,917)
Net commercial paper borrowings (repayments)	4,264	(1,062)
Change in bank overdrafts	(31,704)	(4)
Income tax benefit of stock option exercises	1,646	1,181
Net cash provided by financing activities	424,622	286,422

Net decrease in cash	(281)	(163,764)
Cash, beginning of period	4,476	170,978
Cash, end of period	$4,195	$7,214

Supplemental disclosures of cash flow information:
Net cash paid (received) during the periods for:
Income taxes	$(121,162)	$(1,056)
Net income tax payments withheld and remitted to taxing authorities	41,105	41,617
Interest	18,873	18,805

Non-cash investing and financing transactions during the periods:
Share-based compensation expense	$1,289	$1,386
Fair value of assets acquired in settlement of fixed maturity investments	12,865	—
Real estate acquired in satisfaction of debt	2,140	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

In February 2010, the FASB issued ASU No. 2010-10 “Consolidation: Amendments for Certain Investment Funds” (“ASU No. 2010-10”).  ASU No. 2010-10 defers the effective date of the amendments to the consolidation requirements made by certain provisions of ASC topic 810 (formerly Statement of Financial Accounting Standards (SFAS) No. 167), specifically the evaluation of a company’s interests in mutual funds, private equity funds, hedge funds, real estate entities that measure their investments at fair value, real

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

estate investment trusts and venture capital funds.  The deferral provisions of ASU No. 2010-10 will continue indefinitely.  ASU No. 2010-10 was effective for interim and annual periods in fiscal years beginning after November 15, 2009.  The Company adopted ASU No. 2010-10 for its fiscal year beginning January 1, 2010.  The adoption of ASU No. 2010-10 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

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

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted ASU No. 2011-02 for its fiscal period ended September 30, 2011.  The adoption of ASU No. 2011-02 did not have an impact on the Company’s condensed consolidated financial position or the results of operations.

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

Nine Months Ended September 30, 2011 and 2010

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

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”).  ASU No. 2011-08 provides that entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of recorded goodwill is less than its carrying value.  If an entity concludes that it is more likely than not that the fair value of recorded goodwill is less than its carrying value, it is then required to calculate the fair value of the recorded goodwill and to measure the amount of impairment loss, if any.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  Earlier application is permitted.  The Company is evaluating the early application of the standard.  The adoption of ASU No. 2011-08 will not have an impact on the Company’s consolidated financial position or the results of its operations.

3.  Related Party Transactions

Included in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 are the following related party amounts:

	September 30, 2011	December 31, 2010
Reinsurance receivable	$503,081	$483,564
Future policy benefits	2,095,144	2,183,167

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Included in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2011 and 2010 are the following related party amounts:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Premium income, net of related party premiums ceded of $1,264, $486, $4,315 and $3,770	$39,784	$32,012	$103,751	$98,777
Life and other policy benefits, net of reinsurance recoveries of $2,934, $289, $4,165 and $6,961	31,361	30,577	89,649	96,719
Increase (decrease) in future policy benefits	3,448	(20,878)	54,554	(61,414)

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), and The Canada Life Assurance Company (“CLAC”), an affiliate, are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of GWSC as collateral under the reinsurance agreement for balance sheet policy liabilities and capital support.  The first letter of credit is for $1,114,700 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At September 30, 2011 and December 31, 2010, there were no outstanding amounts related to the letters of credit.

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc., an affiliated open-end management investment company, and to several affiliated insurance company separate accounts.  A subsidiary of the Company, Orchard Trust, serves as trustee to Collective Investment Trusts, an affiliated entity.  Included in fee income in the condensed consolidated statements of income are $17,689 and $14,637 of advisory and management fee income from these affiliated entities for the three-month periods ended September 30, 2011 and 2010, respectively.  Included in fee income in the condensed consolidated statements of income are $51,089 and $43,069 of advisory and management fee income from these affiliated entities for the nine-month periods ended September 30, 2011 and 2010, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts invest in mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the three-month periods ended September 30, 2011 and 2010, these purchases totaled $20,072 and $28,128, respectively.  During the nine-month periods ended September 30, 2011 and 2010, these purchases totaled $88,407 and $132,346, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying condensed consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $265,063 and $269,495 at September 30, 2011 and December 31, 2010, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine-month periods ended September 30, 2011 and 2010, the Company paid dividends of $153,350 and $147,917, respectively, to its parent, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

4.  Summary of Investments

The following tables summarize fixed maturity investments and equity securities classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
	cost	gains	losses	and carrying value	included in AOCI (1)
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$2,289,211	$111,533	$2,840	$2,397,904	$—
Obligations of U.S. states and their subdivisions	1,784,866	300,269	—	2,085,135	—
Corporate debt securities	8,056,869	753,763	150,773	8,659,859	4,880
Asset-backed securities (2)	2,041,544	84,955	122,883	2,003,616	(23,391)
Residential mortgage-backed securities	617,588	20,274	2,133	635,729	336
Commercial mortgage-backed securities	728,902	34,488	6,394	756,996	—
Collateralized debt obligations	25,618	2	3,044	22,576	—
Total fixed maturities	$15,544,598	$1,305,284	$288,067	$16,561,815	$(18,175)

Equity investments:
Financial services	$1,610	$112	$280	$1,442	$—
Asset allocation mutual funds	586	24	43	567	—
Total equity investments	$2,196	$136	$323	$2,009	$—

(1) Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2) OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position of $23,391 at September 30, 2011 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

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

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

loss for asset-backed securities was in an unrealized gain position of $22,284 at December 31, 2010 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

See Note 6 for additional information on policies regarding estimated fair value of fixed maturity and equity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at September 30, 2011, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized cost	Estimated fair value
Maturing in one year or less	$459,612	$491,731
Maturing after one year through five years	2,970,792	3,220,499
Maturing after five years through ten years	3,547,597	3,961,987
Maturing after ten years	2,981,056	3,207,749
Mortgage-backed and asset-backed securities	5,585,541	5,679,849
	$15,544,598	$16,561,815

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to eighteen years.

The following table summarizes information regarding the sales of fixed maturity investments classified as available-for-sale for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$991,790	$670,774	$3,563,490	$2,342,438
Gross realized gains from sales	41,893	21,044	89,130	42,251
Gross realized losses from sales	122	2	21,696	19

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and gains and losses on repurchase agreement transactions.

Included in net investment income are unrealized gains of $15,304 and $9,587 on held-for-trading fixed maturity investments still held at September 30, 2011 and December 31, 2010, respectively.

The Company has a corporate fixed maturity security with a fair value of $9,210 and $8,845 that has been non-income producing for the twelve months preceding September 30, 2011 and December 31, 2010, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.  No additional impairment has been recognized since the period in which it was deemed impaired.

The Company holds certain performing securities subject to deferred coupons in which the issuer has exercised its contractual right to defer the payment of the coupons.  At September 30, 2011 and December 31, 2010, the Company had total coupon payment receivables of $763 and $457, respectively.  The Company expects to receive these payments in 2012.  Based on the information presently available, management believes there is reasonable assurance of collection of the deferred coupons at the end of the deferral period.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Mortgage loans on real estate - The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The following table summarizes the carry value of the mortgage loan portfolio by component as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Principal	$2,196,152	$1,709,075
Unamortized premium (discount)	24,599	29,647
Allowance for credit loss	(21,130)	(16,300)
Total mortgage loans	$2,199,621	$1,722,422

Of the total principal balance in the mortgage loan portfolio, $2,067 and $8,470 related to impaired loans at September 30, 2011 and December 31, 2010, respectively.  The change in the impaired loans balance was due to four loans that were foreclosed upon, one loan that was paid in full, and one loan that was deemed non-performing during the nine months ended September 30, 2011.

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

The recorded investment in impaired mortgage loans was $2,067 and $9,576 at September 30, 2011 and December 31, 2010, respectively.  The Company estimated no loss and therefore no specific allowance was recorded at September 30, 2011 or 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The table below summarizes the average recorded investment, interest income earned and recognized and interest income collected for the impaired commercial mortgage loans for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impaired commercial mortgage loans:
Average recorded investment	$4,624	$9,822	$5,822	$5,197
Interest income earned and recognized	41	(63)	113	35
Interest income collected	33	—	105	223

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Performing	$2,218,684	$1,729,146
Non-performing	2,067	9,576
Total	$2,220,751	$1,738,722

The following table summarizes activity in the allowance for mortgage loan credit losses for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
	Commercial mortgages	Commercial mortgages
Beginning balance	$16,300	$14,854
Provision increases	4,830	1,446
Ending balance	$21,130	$16,300

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$21,130	$16,300

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,220,751	$1,738,722
Individually evaluated for impairment	21,337	27,250
Collectively evaluated for impairment	2,199,414	1,711,472

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The tables below summarize the recorded investment of the mortgage loan portfolio by aging category as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure	Total portfolio balance
Commercial mortgages	$2,220,751	$—	$—	$—	$2,220,751

	December 31, 2010
	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages	$1,733,922	$2,642	$—	$2,158	$1,738,722

(1) Includes four loans in the amount of $2,158 in process of foreclosure.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure, all accrual of interest was discontinued.  There were no loans greater than 90 days past due and accruing interest at September 30, 2011 or at December 31, 2010.  The Company resumes interest accrual on loans when a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

Occasionally, the Company elects to grant a concession to a debtor with financial difficulties in an attempt to protect as much of its investment as possible.  At September 30, 2011, the Company had no loans classified as troubled debt restructurings.  At December 31, 2010, the Company had one loan, with a principal balance of $6,355, classified as a troubled debt restructuring with loan modifications which primarily reduced the interest rate for the life of the loan, but did not extend the maturity date or forgive any principal.  The Company did not create a specific allowance for the restructured loan.  As of December 31, 2010, the Company had no commitments to lend additional funds to the debtors with loans modified as troubled debt restructurings.

Equity investments - The carrying value of the Company’s equity investments was $2,009 and $1,888 at September 30, 2011 and December 31, 2010, respectively.

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At September 30, 2011 and December 31, 2010, the Company had $178,796 and $210,146, respectively, invested in limited partnership and other corporation interests.

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

Nine Months Ended September 30, 2011 and 2010

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

The following tables present information about the nature and activities of the VIEs and the effect on the Company’s financial statements as of September 30, 2011 and December 31, 2010 as follows:

September 30, 2011
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$119,696	$—	$119,696

December 31, 2010
Limited partnership and
other corporation interests	Liabilities	Maximum exposure to loss
$151,158	$—	$151,158

All of the Company’s investments in LIHLPs are guaranteed by third parties.  One of the guarantors, guaranteeing 6% and 7% of the LIHLPs at September 30, 2011 and December 31, 2010, respectively, filed for bankruptcy protection in 2009; however, the bankruptcy does not currently impact the guarantee.  At September 30, 2011, $99,766 of the interests, or 83%, are backed by third party guarantors with an investment grade rating.  At December 31, 2010, $123,853 of the interests, or 82%, are backed by third party guarantors with an investment grade rating.

The Company is not required to provide any additional funding to the LIHLPs unless the investment exceeds the minimum yield guarantee.  During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company did not provide any additional financial or other support that it was not previously contractually required to provide.

Securities pledged, special deposits and securities lending - The Company pledges investment securities it owns to unaffiliated parties to meet initial margin requirements for exchange-traded futures contracts.  The fair value of margin deposits related to futures contracts was approximately $5,265 and $5,979 at September 30, 2011 and December 31, 2010, respectively.  These pledged securities are included in short-term investments in the accompanying condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company had securities on deposit with governmental authorities as required by certain insurance laws with fair values in the amounts of $16,586 and $14,144 at September 30, 2011 and December 31, 2010, respectively.  These deposits are included in short-term and fixed maturity investments classified as available-for-sale in the accompanying condensed consolidated balance sheets.

The Company participates in a securities lending program whereby securities, which are included in fixed maturity investments in the accompanying condensed consolidated balance sheets, are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $5,105 and $45,000 and estimated fair values in the amounts of $5,209 and $50,807 were on loan under the program at September 30, 2011 and December 31, 2010, respectively.  The Company received restricted cash collateral in the amounts of $5,411 and $51,749 at September 30, 2011 and December 31, 2010, respectively.

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

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Unrealized losses on fixed maturity and equity investments classified as available-for-sale

The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	749,379	2,468	18,013	372	$767,392	$2,840
Corporate debt securities	523,391	24,760	425,341	126,013	948,732	150,773
Asset-backed securities	294,974	10,138	720,474	112,745	1,015,448	122,883
Residential mortgage-backed securities	3,786	58	104,431	2,075	108,217	2,133
Commercial mortgage-backed securities	45,582	178	70,281	6,216	115,863	6,394
Collateralized debt obligations	22,556	3,043	—	1	22,556	3,044
Total fixed maturities	$1,639,668	$40,645	$1,338,540	$247,422	$2,978,208	$288,067

Equity investments:
Financial services	$1,264	$280	$—	$—	$1,264	$280
Asset allocation mutual funds	441	43	—	—	441	43
Total equity investments	$1,705	$323	$—	$—	$1,705	$323

Total number of securities in an unrealized loss position		166		149		315

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$892,025	$14,551	$22,471	$233	$914,496	$14,784
Obligations of U.S. states and their subdivisions	391,101	11,332	99,720	4,271	490,821	15,603
Corporate debt securities	477,059	15,486	819,627	129,000	1,296,686	144,486
Asset-backed securities	52,814	1,505	1,071,557	152,652	1,124,371	154,157
Residential mortgage-backed securities	26,142	509	146,532	11,610	172,674	12,119
Commercial mortgage-backed securities	53,462	2,086	79,429	18,529	132,891	20,615
Collateralized debt obligations	5,745	29	23,112	5,752	28,857	5,781
Total fixed maturities	$1,898,348	$45,498	$2,262,448	$322,047	$4,160,796	$367,545

Equity investments:
Equity mutual funds	$6	$—	$3	$—	$9	$—
Airline industry	612	77	—	—	612	77
Total equity investments	$618	$77	$3	$—	$621	$77

Total number of securities in an unrealized loss position		183		237		420

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $79,478, or 22%, from December 31, 2010 to September 30, 2011.  This decrease in unrealized losses was across most asset classes and reflects recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Unrealized losses on corporate debt securities increased by $6,287 from December 31, 2010 to September 30, 2011.  The valuation of these securities has been influenced by market conditions with widening credit spreads in the finance sector resulting in generally lower valuations of these fixed income securities.  Management has classified the losses on these corporate debt securities by sector, calculated as a percentage of total unrealized losses, as follows:

Sector	September 30, 2011	December 31, 2010
Finance	89%	78%
Utility	3%	8%
Natural resources	2%	4%
Consumer	3%	4%
Transportation	1%	1%
Other	2%	5%
	100%	100%

Unrealized losses on asset-backed and residential mortgage-backed securities decreased by $31,274, and $9,986, respectively, since December 31, 2010, generally due to lower interest rates, increased market liquidity and other-than-temporary impairments recognized during the period.

Asset-backed securities account for 46% of the unrealized losses and OTTI greater than twelve months.  Of the $112,745 of unrealized losses and OTTI over twelve months on asset-backed securities, 72% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 84% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.  Accordingly, unless otherwise noted below in the other-than-temporary impairment recognition section, the underlying collateral on the asset-backed securities within the portfolio along with credit enhancement is sufficient to expect full repayment of the principal.

Of the $126,013 of unrealized losses and OTTI over twelve months on corporate debt securities, 60% are on securities which continue to be rated investment grade.  Of the $49,847 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, $37,823 of the losses are on investments held in banks in the United Kingdom.  The prices of securities held in foreign banks have been impacted by their long duration combined with widening spreads and the low London Interbank Offering Rate (“LIBOR”) based floating rates.  Although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturities, equity investments and limited partnership investments for the three and nine-month periods ended September 30, 2011 and 2010 as follows:

	Three months ended September 30, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
Asset-backed securities	$6,264	$—	$10,004	$16,268

Limited partnership investments:
Limited partnership interests	$1,006	$—	$—	$1,006

Total OTTI impairments	$7,270	$—	$10,004	$17,274

(1) Of the $6,264 in total fixed maturities, all is bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

	Nine months ended September 30, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
Asset-backed securities	$6,264	$—	$10,004	$16,268

Equity investments:
Airline industry	$287	$—	$—	$287

Limited partnership investments:
Limited partnership interests	$2,410	$—	$—	$2,410

Total OTTI impairments	$8,961	$—	$10,004	$18,965

(1) Of the $6,264 in total fixed maturities, all is bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$—	$444	$—	$444
Asset-backed securities	646	—	3	649
Total OTTI impairments	$646	$444	$3	$1,093

(1) Of the $646 in total fixed maturities, all is bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

	Nine months ended September 30, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in AOCI (2)
	Credit related (1)	Non-credit related	Non-credit related	Total
Fixed maturities:
U.S. government direct obligations and U.S. agencies	$—	$2,527	$—	$2,527
Corporate debt securities	—	1,410	—	1,410
Asset-backed securities	54,006	—	15,707	69,713
Residential mortgage-backed securities	876	—	—	876
Total fixed maturities	$54,882	$3,937	$15,707	$74,526

Equity investments:
Financial services	$490	$—	$—	$490

Total OTTI impairments	$55,372	$3,937	$15,707	$75,016

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, $53,327 was related to Ambac Financial Group, Inc. for the nine months ended September 30, 2010.  Of the $54,882 in total fixed maturities, $54,849 is the bifurcated credit loss recognized on securities.

(2) Amounts are recognized in AOCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Bifurcated credit loss:
Beginning balance	$181,611	$169,528	$181,611	$115,325
Additions:
Initial impairments - credit loss on securities not previously impaired	6,264	646	6,264	54,849
Reductions:
Due to sales, maturities, or payoffs during the period	(876)	—	(876)	—
Ending balance	$186,999	$170,174	$186,999	$170,174

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

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures, and in many cases, requiring collateral.  The Company’s exposure is limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company incorporates the market’s perception of its own and the counterparty’s non-performance risk through review of credit spreads in determining the fair value of the portion of its over-the-counter (“OTC”) derivative assets and liabilities that are uncollateralized.  Fair values were adjusted accordingly based on an internal carry value adjustment model at September 30, 2011 and December 31, 2010.  No losses have been incurred due to non-performance by any of the counterparties.

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

At September 30, 2011 and December 31, 2010, the Company was not obligated to pledge unrestricted cash collateral to any counterparty in the normal course of business.  The Company received $4,165 and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

$7,790 of unrestricted cash collateral from derivative counterparties to satisfy collateral netting agreements at September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011, the Company estimates that $7,971 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Fair value hedges - Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

Derivatives not designated as hedging instruments

GMWB Derivative Instruments - The Company introduced a variable annuity product with a GMWB during 2010.  This product utilizes an investment risk hedging program including purchases of the following derivative instruments: exchange-traded interest rate swap futures and exchange-traded equity index futures on certain indices.  The Company anticipates adding OTC interest rate swaps as the product sales volume grows.  While these derivatives are economic hedges and used to manage risk, the Company will not elect hedge accounting on these transactions.  Although the hedge program is actively managed, it may not exactly offset changes in the GMWB liability due to, among other things, divergence between the performance of the underlying investments and the hedge instruments, high levels of volatility in the equity and interest rate markets and differences between actual contractholder behavior and what is assumed.  The performance of the underlying investments compared to the hedge instruments is further impacted by a time lag, since the data is not reported and incorporated into the required hedge position on a real time basis.

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

The hedging program for certain separate account life insurance liabilities is also a combination of static and dynamic hedges using OTC interest rate swaptions, OTC interest rate swaps, exchange-traded interest rate swap futures, and exchange-traded Eurodollar interest rate futures. These hedges are used to manage the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

potential change of cash flows due to increased surrenders. The costs and performance of these hedges are passed directly to the associated separate account liabilities through an adjustment to the liability credited rates.  The notional amount of the Company’s swaptions associated with the separate account liabilities was approximately 30% and 28% of the total swaption notional amount at September 30, 2011 and December 31, 2010, respectively. The notional amount of the derivatives used in the dynamic hedging program associated with separate account liabilities was approximately 3% and 5% of the total notional within that program at September 30, 2011 and December 31, 2010, respectively.

Other Derivative Instruments - Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments and forecasted liability pricing.  The Company utilizes futures on equity indices to hedge its equity based fee income.  Although these derivatives are economic hedges and are used to manage risk, the Company did not elect hedge accounting on these transactions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$20,542	$20,542	$—
Foreign currency exchange contracts	30,000	(638)	—	638
Total cash flow hedges	214,200	19,904	20,542	638

Fair value hedges:
Interest rate futures	43,300	—	—	—
Total fair value hedges	43,300	—	—	—

Total derivatives designated as hedges	257,500	19,904	20,542	638

Derivatives not designated as hedges:
GMWB derivative instruments:
Interest rate swap futures	10,900	—	—	—
Futures on equity indices	4,014	—	—	—
Total GMWB derivative instruments	14,914	—	—	—

Interest rate risk derivative instruments:
Interest rate swaps	307,135	(10,652)	4,604	15,256
Interest rate futures	355	—	—	—
Interest rate swap futures	32,800	—	—	—
Interest rate swaptions	941,850	1,415	1,415	—
Total interest rate risk derivative instruments	1,282,140	(9,237)	6,019	15,256

Other derivative instruments:
Interest rate futures	15,900	—	—	—
Total other derivative instruments	15,900	—	—	—

Total derivatives not designated as hedges	1,312,954	(9,237)	6,019	15,256

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,570,454	$10,667	$26,561	$15,894

(1)  The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

The Company had 117 swap transactions during the nine months ended September 30, 2011 and the year ended December 31, 2010. The average notional amount on these swap transactions were $16,066 and $19,745 during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company had 1,207 and 979 futures transactions with an average number of contracts per transaction of 20 and 26 during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company had 31 swaption transactions with an average notional amount of $6,479 during the nine months ended September 30, 2011.  During the year ended December 31, 2010, the Company had three swaptions expire.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The change in notional amount of derivatives since December 31, 2010 was primarily due to the following:

•            The decrease of $305,767 in interest rate swaps was the result of an overall reduction in the interest rate risk hedging program as part of an ongoing review of liability risks and projected hedge gains, as well as a decrease in interest rates.

•            The decrease of $141,150 in interest rate swaptions in the interest rate risk hedging program was due to expiring swaptions replaced by other interest rate derivatives.

The Company recognized total derivative gains (losses) in net investment income of ($9,761) and ($2,476) for the three-month periods ended September 30, 2011 and 2010, respectively.  The Company recognized total derivative gains (losses) in net investment income of ($13,413) and ($15,352) for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($23,877) and ($15,664) for the three-month periods ended September 30, 2011 and 2010, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($32,189) and ($22,078) for the nine-month periods ended September 30, 2011 and 2010, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following six tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and nine-month periods ended September 30, 2011 and 2010 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
					Income			Income
	Three months ended September 30,		Three months ended September 30,		statement	Three months ended September 30,		statement
	2011	2010	2011	2010	location	2011	2010	location
Cash flow hedges:
Interest rate swaps	$17,720	$7,743	$702	$350	(A)	$(2)	$24	(A)
Foreign currency exchange contracts	2,347	(3,026)	—	—		—	—
Interest rate futures	—	—	—	—		(49)	176	(A)
Interest rate futures	—	14	10	26	(A)	3,976	(650)	(B)
Total cash flow hedges	$20,067	$4,731	$712	$376		$3,925	$(450)

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in AOCI on derivatives		Gain (loss) reclassified from AOCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
					Income			Income
	Nine months ended September 30,		Nine months ended September 30,		statement	Nine months ended September 30,		statement
	2011	2010	2011	2010	location	2011	2010	location
Cash flow hedges:
Interest rate swaps	$20,974	$22,941	$1,995	$977	(A)	$5	$7	(A)
Foreign currency exchange contracts	(386)	1,949	—	—		—	—
Interest rate futures	—	—	—	—		(84)	176	(A)
Interest rate futures	(1,431)	(466)	32	80	(A)	6	7	(B)
Total cash flow hedges	$19,157	$24,424	$2,027	$1,057		$(73)	$190

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
			Income			Income
	Three months ended September 30,		statement	Three months ended September 30,		statement
	2011	2010	location	2011	2010	location
Fair value hedges:
Interest rate futures	$(1,276)	$(505)	(A)	$—	$—
Interest rate futures	(5,478)	(3,087)	(B)	—	—
Items hedged in interest rate futures	—	—		3,756	2,141	(A)
Items hedged in interest rate futures	—	—		1,926	—	(B)
Total fair value hedges (1)	$(6,754)	$(3,592)		$5,682	$2,141

(1)   Hedge ineffectiveness of ($1,072) and ($1,451) for the three months ended September 30, 2011 and 2010, respectively, was recognized.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
			Income			Income
	Nine months ended September 30,		statement	Nine months ended September 30,		statement
	2011	2010	location	2011	2010	location
Fair value hedges:
Interest rate futures	$(516)	$(2,861)	(A)	$—	$—
Interest rate futures	(7,362)	(5,417)	(B)	—	—
Items hedged in interest rate futures	—	—		2,699	7,210	(A)
Items hedged in interest rate futures	—	—		3,563	—	(B)
Total fair value hedges (1)	$(7,878)	$(8,278)		$6,262	$7,210

(1)   Hedge ineffectiveness of ($1,616) and ($1,068) for the nine months ended September 30, 2011 and 2010, respectively, was recognized.

(A)  Net investment income.

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in		Gain (loss) on derivatives recognized in
	net income		net income
	Three months ended	Income statement	Three months ended	Income statement
	September 30, 2011	location	September 30, 2010	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$753	(A)	$(44)	(A)
Interest rate swap futures	1,650	(B)	185	(B)
Futures on equity indices	150	(A)	(25)	(A)
Futures on equity indices	75	(B)	(12)	(B)
Total GMWB derivative instruments	2,628		104

Interest rate risk derivative instruments:
Interest rate swaps	(12,671)	(A)	(5,991)	(A)
Interest rate swaps	(23,727)	(B)	(5,013)	(B)
Interest rate futures	(478)	(A)	(7)	(A)
Interest rate futures	4,827	(B)	(165)	(B)
Interest rate swaptions	(677)	(A)	(439)	(A)
Interest rate swaptions	(202)	(B)	—
Total interest rate risk derivative instruments	(32,928)		(11,615)

Other derivative instruments:
Interest rate futures	21	(A)	1,818	(A)
Interest rate futures	(6,924)	(B)	(6,922)	(B)
Total other derivative instruments	(6,903)		(5,104)

Total derivatives not designated as hedging instruments	$(37,203)		$(16,615)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in		Gain (loss) on derivatives recognized in
	net income		net income
	Nine months ended	Income statement	Nine months ended	Income statement
	September 30, 2011	location	September 30, 2010	location
Derivatives not designated as hedging instruments:
GMWB derivative instruments:
Interest rate swap futures	$547	(A)	$(6)	(A)
Interest rate swap futures	1,852	(B)	185	(B)
Futures on equity indices	126	(A)	(17)	(A)
Futures on equity indices	41	(B)	(12)	(B)
Total GMWB derivative instruments	2,566		150

Interest rate risk derivative instruments:
Interest rate swaps	(14,688)	(A)	(10,489)	(A)
Interest rate swaps	(27,767)	(B)	(5,013)	(B)
Interest rate futures	(35)	(A)	(9)	(A)
Interest rate futures	4,488	(B)	(165)	(B)
Interest rate swaptions	(3,515)	(A)	(5,984)	(A)
Interest rate swaptions	(431)	(B)	—
Total interest rate risk derivative instruments	(41,948)		(21,660)

Other derivative instruments:
Interest rate futures	21	(A)	(4,436)	(A)
Interest rate futures	(6,924)	(B)	(11,663)	(B)
Futures on equity indices	345	(B)	—
Total other derivative instruments	(6,558)		(16,099)

Total derivatives not designated as hedging instruments	$(45,940)		$(37,609)

(A)  Net investment income

(B)  Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

6.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Fixed maturities and short-term investments	$18,088,218	$18,088,218	$17,051,738	$17,051,738
Mortgage loans on real estate	2,199,621	2,385,359	1,722,422	1,809,356
Equity investments	2,009	2,009	1,888	1,888
Policy loans	4,125,093	4,125,093	4,059,640	4,059,640
Other investments	22,205	54,347	22,762	46,608
Collateral under securities lending agreements	5,411	5,411	51,749	51,749
Collateral under derivative counterparty collateral agreements	4,165	4,165	7,790	7,790
Derivative instruments	26,561	26,561	24,826	24,826
Separate account assets	21,362,101	21,362,101	22,489,038	22,489,038

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Liabilities
Annuity contract benefits without life contingencies	$8,501,240	$8,809,187	$7,976,954	$7,912,850
Policyholders’ funds	348,155	348,155	372,980	372,980
Repurchase agreements	1,054,462	1,054,462	936,762	936,762
Commercial paper	95,945	95,945	91,681	91,681
Payable under securities lending agreements	5,411	5,411	51,749	51,749
Payable under derivative counterparty collateral agreements	4,165	4,165	7,790	7,790
Derivative instruments	15,894	15,894	5,831	5,831
Notes payable	541,714	516,718	532,332	532,332

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

Nine Months Ended September 30, 2011 and 2010

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

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

Policyholders’ funds

The estimated fair values of policyholders’ funds are the same as the carrying amounts since the Company can change the interest crediting rates with thirty days notice.

Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.

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

Nine Months Ended September 30, 2011 and 2010

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

The following tables present information about the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	September 30, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,397,904	$—	$2,397,904
Obligations of U.S. states and their subdivisions	—	2,085,135	—	2,085,135
Corporate debt securities	—	8,615,086	44,773	8,659,859
Asset-backed securities	—	1,720,466	283,150	2,003,616
Residential mortgage-backed securities	—	635,729	—	635,729
Commercial mortgage-backed securities	—	756,996	—	756,996
Collateralized debt obligations	—	22,555	21	22,576
Total fixed maturities available- for-sale	—	16,233,871	327,944	16,561,815
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	47,259	—	47,259
Corporate debt securities	—	79,152	—	79,152
Asset-backed securities	—	44,381	—	44,381
Commercial mortgage-backed securities	—	7,978	—	7,978
Total fixed maturities held for trading	—	178,770	—	178,770
Equity investments available-for-sale:
Financial services	1,264	178	—	1,442
Asset allocation mutual funds	567	—	—	567
Total equity investments	1,831	178	—	2,009
Short-term investments available-for-sale	82,218	1,265,415	—	1,347,633
Collateral under securities lending agreements	5,411	—	—	5,411
Collateral under derivative counterparty collateral agreements	4,165	—	—	4,165
Derivative instruments designated as hedges:
Interest rate swaps	—	20,542	—	20,542
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,604	—	4,604
Interest rate swaptions	—	1,415	—	1,415
Total derivative instruments	—	26,561	—	26,561
Separate account assets (1)	10,014,259	10,971,596	50,984	21,036,839
Total assets	$10,107,884	$28,676,391	$378,928	$39,163,203

Liabilities
Collateral under securities lending agreements	$5,411	$—	$—	$5,411
Collateral under derivative counterparty collateral agreements	4,165	—	—	4,165
Derivative instruments designated as hedges:
Foreign currency exchange contracts	—	638	—	638
Derivative instruments not designated as hedges:
Interest rate swaps	—	15,256	—	15,256
Total derivative instruments	—	15,894	—	15,894
Separate account liabilities (1)	258	401,039	—	401,297
Total liabilities	$9,834	$416,933	$—	$426,767

(1)   Includes only separate account instruments which are carried at the fair value of the underlying invested assets owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

All transfers between levels are recognized at the beginning of the reporting period in which the transfer occurred.  There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2011 or during the year ended December 31, 2010.

The following tables present additional information about assets and liabilities carried at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended September 30, 2011
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, July 1, 2011	$49,376	$285,399	$21	$10,124	$344,920
Realized and unrealized gains (losses) included in:
Net income	416	(192)	—	(133)	261
Other comprehensive income (loss)	(1,274)	5,585	—	(14,302)	(10,160)
Purchases	—	—	—	—	3,871
Sales	(2,924)	—	—	(1,845)	(4,803)
Settlements	(821)	(7,642)	—	(3,114)	(11,543)
Transfers into Level 3 (1)	—	—	—	67,328	63,456
Transfers out of Level 3 (1)	—	—	—	(7,074)	(7,074)
Balance, September 30, 2011	$44,773	$283,150	$21	$50,984	$378,928
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2011	$—	$—	$—	$—	$—

(1)   Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Three months ended September 30, 2010
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Other assets	Separate
	debt securities	securities	debt obligations	and liabilities (1)	accounts	Total
Balance, July 1, 2010	$59,649	$319,157	$699	$1,658	$4,359	$385,522
Realized and unrealized gains (losses) included in:
Net income	—	—	—	—	—	—
Other comprehensive income (loss)	1,257	6,149	—	(3,026)	132	4,512
Purchases, issuances and settlements	(1,657)	(9,246)	—	—	162	(10,741)
Transfers in (out) of Level 3 (2)	1,987	—	—	—	—	1,987
Balance, September 30, 2010	$61,236	$316,060	$699	$(1,368)	$4,653	$381,280
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2010	$—	$—	$—	$—	$—	$—

(1)   Includes derivative financial instruments.

(2)   Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Nine months ended September 30, 2011
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains (losses) included in:
Net income	3,666	(192)	—	(133)	3,511
Other comprehensive income (loss)	(740)	17,612	7	(13,868)	2,994
Purchases	—	—	—	—	7,843
Sales	(4,816)	—	—	(1,847)	(6,959)
Settlements	(16,983)	(24,758)	—	(4,674)	(44,835)
Transfers into Level 3 (1)	7,333	—	—	67,328	74,356
Transfers out of Level 3 (1)	(2,379)	—	—	(100)	(11,454)
Balance, September 30, 2011	$44,773	$283,150	$21	$50,984	$378,928
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2011	$—	$—	$—	$—	$—

(1)   Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Nine months ended September 30, 2010
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Commercial	Collateralized	Other assets	Separate
	debt securities	securities	mortgage-backed securities	debt obligations	and liabilities (1)	accounts	Total
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Realized and unrealized gains (losses) included in:
Net income	475	(41,225)	—	—	—	—	(40,750)
Other comprehensive income (loss)	5,842	73,680	—	142	1,949	536	82,149
Purchases, issuances and settlements	(30,602)	(89,202)	—	(1,172)	—	(1,605)	(122,581)
Transfers in (out) of Level 3 (2)	(103,415)	(19,558)	(58,270)	—	—	(4,238)	(185,481)
Balance, September 30, 2010	$61,236	$316,060	$—	$699	$(1,368)	$4,653	$381,280
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2010	$—	$—	$—	$—	$—	$—	$—

(1)   Includes derivative financial instruments.

(2)   Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

Non-recurring fair value measurements - The Company held $19,745 and $980 of adjusted cost basis limited partnership interests which were impaired at September 30, 2011 and at December 31, 2010, respectively, based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.  The Company had no liabilities measured at fair value on a non-recurring basis at September 30, 2011 or December 31, 2010.

7.  Goodwill and Other Intangible Assets

At September 30, 2011 and December 31, 2010, the balance of goodwill, all of which is within the Retirement Services segment, was $105,255.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(14,601)	$21,713
Preferred provider agreements	7,970	(6,882)	1,088
Total	$44,284	$(21,483)	$22,801

	December 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(12,701)	$23,613
Preferred provider agreements	7,970	(5,941)	2,029
Total	$44,284	$(18,642)	$25,642

Amortization expense of other intangible assets included in general insurance expenses was $947 and $998 for the three-month periods ended September 30, 2011 and 2010, respectively.  Amortization expense of other intangible assets was $2,841 and $2,993 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months ended September 30, 2011.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2011 through December 31, 2015 is as follows:

Year ended December 31,	Amount
2011	$3,793
2012	3,590
2013	3,410
2014	3,215
2015	3,012

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

8.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$369,310	$(129,259)	$240,051
Net changes during the period related to cash flow hedges	20,067	(7,023)	13,044
Reclassification adjustment for (gains) losses realized in net income	(39,153)	13,704	(25,449)
Net unrealized gains (losses)	350,224	(122,578)	227,646
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(22,389)	7,836	(14,553)
Other comprehensive income (loss)	$327,835	$(114,742)	$213,093

	Three months ended September 30, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$395,395	$(138,388)	$257,007
Net changes during the period related to cash flow hedges	4,731	(1,655)	3,076
Reclassification adjustment for (gains) losses realized in net income	(3,255)	1,140	(2,115)
Net unrealized gains (losses)	396,871	(138,903)	257,968
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(98,554)	34,493	(64,061)
Net unrealized gains (losses)	298,317	(104,410)	193,907
Employee benefit plan adjustment	—	—	—
Other comprehensive income (loss)	$298,317	$(104,410)	$193,907

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$512,257	$(179,290)	$332,967
Net changes during the period related to cash flow hedges	19,157	(6,705)	12,452
Reclassification adjustment for (gains) losses realized in net income	(63,200)	22,120	(41,080)
Net unrealized gains (losses)	468,214	(163,875)	304,339
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(54,365)	19,028	(35,337)
Other comprehensive income (loss)	$413,849	$(144,847)	$269,002

	Nine months ended September 30, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$1,130,629	$(395,720)	$734,909
Net changes during the period related to cash flow hedges	24,424	(8,548)	15,876
Reclassification adjustment for (gains) losses realized in net income	30,041	(10,514)	19,527
Net unrealized gains (losses)	1,185,094	(414,782)	770,312
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(289,224)	101,228	(187,996)
Net unrealized gains (losses)	895,870	(313,554)	582,316
Employee benefit plan adjustment	(317)	111	(206)
Other comprehensive income (loss)	$895,553	$(313,443)	$582,110

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

9.  Components of Net Periodic (Benefit) Cost

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 30, 2011 and 2010 include the following components:

	Three months ended September 30,
	2011	2010	2011	2010
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$1,008	$935	$160	$182
Interest cost	4,996	4,895	146	178
Expected return on plan assets	(5,245)	(4,655)	—	—
Amortization of transition obligation	(347)	(379)	—	—
Amortization of unrecognized prior service cost (benefit)	12	21	(413)	(413)
Amortization of loss (gain) from earlier periods	1,162	1,273	(157)	(115)
Net periodic (benefit) cost	$1,586	$2,090	$(264)	$(168)

	Nine months ended September 30,
	2011	2010	2011	2010
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service cost	$2,951	$2,878	$466	$540
Interest cost	15,215	14,873	439	547
Expected return on plan assets	(15,820)	(14,256)	—	—
Amortization of transition obligation	(1,041)	(1,136)	—	—
Amortization of unrecognized prior service cost (benefit)	38	63	(1,238)	(1,238)
Amortization of loss (gain) from earlier periods	3,836	4,117	(458)	(332)
Net periodic (benefit) cost	$5,179	$6,539	$(791)	$(483)

The Company will make a contribution at least equal to the minimum contribution of $12,000 to its Defined Benefit Pension Plan during the year ended December 31, 2011.  The Company expects to contribute approximately $706 to its Post-Retirement Medical Plan during the year ended December 31, 2011.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

10.   Federal Income Taxes

The provision for income taxes from continuing operations for the three and nine-month periods ended September 30, 2011 and 2010 is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Current	$7,814	$(22,543)	$53,332	$(5,250)
Deferred	18,210	38,899	29,583	67,859
Total income tax provision	$26,024	$16,356	$82,915	$62,609

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.3)%	(2.2)%
Tax credits	(1.9)%	(3.3)%
State income taxes, net of federal benefit	1.2%	0.9%
Income tax contingency provisions	(1.0)%	(2.8)%
Prior period adjustments	0.0%	2.0%
Other, net	(0.2)%	(0.4)%
Effective federal income tax rate	30.8%	29.2%

During the nine months ended September 30, 2011, the Company recorded a decrease in unrecognized tax benefits in the amount of $2,409.  The Company anticipates an increase in the range of $2,000 to $4,000 to unrecognized tax benefits within the next twelve months due to changes in the composition of the consolidated group.  Due to the impact of deferred tax accounting, the majority of the increase in unrecognized tax benefits does not affect the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and with various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years 2007 and prior.  Tax years 2008, 2009 and 2010 are open to federal examination by the Internal Revenue Service.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

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

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

activities of a wholly-owned subsidiary whose sole business is the assumption of a certain block of term life insurance from an affiliated company.

The following table summarizes the financial results of the Company’s Individual Markets segment for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Premium income	$120,409	$208,114	$323,126	$517,129
Fee income	15,580	13,925	48,019	41,544
Net investment income	178,131	185,060	534,568	539,981
Net realized gains (losses) on investments	10,762	4,250	16,570	(9,773)
Total revenues	324,882	411,349	922,283	1,088,881
Benefits and expenses:
Policyholder benefits	262,973	355,774	731,455	918,576
Operating expenses	19,507	29,722	64,620	80,945
Total benefits and expenses	282,480	385,496	796,075	999,521
Income from continuing operations before income taxes	42,402	25,853	126,208	89,360
Income tax expense	14,937	4,189	39,610	26,745
Income from continuing operations	$27,465	$21,664	$86,598	$62,615

The following table summarizes the financial results of the Company’s Retirement Services segment for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Premium income	$—	$797	$3,569	$2,356
Fee income	103,298	96,984	311,780	287,646
Net investment income	97,284	99,072	297,644	289,974
Net realized gains (losses) on investments	(633)	1,902	2,540	(24,734)
Total revenues	199,949	198,755	615,533	555,242
Benefits and expenses:
Policyholder benefits	60,431	56,543	169,870	162,373
Operating expenses	97,022	90,011	303,641	285,495
Total benefits and expenses	157,453	146,554	473,511	447,868
Income from continuing operations before income taxes	42,496	52,201	142,022	107,374
Income tax expense	12,523	10,140	43,094	29,049
Income from continuing operations	$29,973	$42,061	$98,928	$78,325

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The following table summarizes the financial results of the Company’s Other segment for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Premium income	$38,279	$29,636	$100,184	$94,420
Fee income	1,222	1,168	3,683	3,454
Net investment income	11,835	11,234	35,591	33,511
Net realized gains (losses) on investments	613	9	637	351
Total revenues	51,949	42,047	140,095	131,736
Benefits and expenses:
Policyholder benefits	25,020	20,658	71,176	67,024
Operating expenses	28,855	15,602	68,022	47,205
Total benefits and expenses	53,875	36,260	139,198	114,229
Income (loss) from continuing operations before income taxes	(1,926)	5,787	897	17,507
Income tax expense (benefit)	(1,436)	2,027	211	6,815
Income from continuing operations	$(490)	$3,760	$686	$10,692

12.  Share-Based Compensation

Lifeco, of which the Company is an indirect wholly-owned subsidiary, has a stock option plan that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  During the three-month periods ended September 30, 2011 and 2010, the Company recognized $506 and $492, respectively, in its condensed consolidated statements of income related to share-based compensation expense under the Lifeco stock option plan.  During the nine-month periods ended September 30, 2011 and 2010, the Company recognized $1,289 and $1,386, respectively, related to share-based compensation expense.

During the nine months ended September 30, 2011, Lifeco granted 550,700 stock options to employees of the Company.  The stock options vest evenly over a five-year period from the date of the grant.  Compensation expense of $2,472, computed using the accelerated method of recognition, will be recognized in the Company’s financial statements over the vesting period of these stock option grants.

13.  Commitments and Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material adverse effect on the Company’s condensed consolidated financial position, results of its operations or cash flows.

The Company has commenced searching the U.S. Social Security Administration’s Death Master File to determine if unclaimed death benefits may be payable under life insurance and similar products.  The Company has not completed its work in estimating the amount of additional benefits that may be payable to beneficiaries or escheated under state unclaimed property laws.  Based on available information, management believes that such amount will not have a material effect on the financial position of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Dollars in Thousands)

(Unaudited)

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company had no borrowings under the credit facility at September 30, 2011 or December 31, 2010 and was in compliance with all covenants.

The Company makes commitments to fund partnership interests and mortgage loans on real estate investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2011 and December 31, 2010 were $296,064 and $95,688, respectively, all of which is due within one year from the dates indicated.

14.  Subsequent Event

On November 4, 2011, the Company’s Board of Directors declared a dividend of $53,000 to be paid to its sole shareholder, GWL&A Financial, during the fourth quarter of 2011.

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

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine-month periods ended September 30, 2011, compared with the same periods in 2010.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

	Three months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$159	$239
Fee income	120	112
Net investment income	287	295
Net realized investment gains (losses)	11	6
Total revenues	577	652
Policyholder benefits	348	433
Operating expenses	146	135
Total benefits and expenses	494	568
Income from continuing operations before income taxes	83	84
Income tax expense	26	16
Income from continuing operations	$57	$68

The Company’s consolidated income from continuing operations decreased by $11 million, or 16%, to $57 million for the three months ended September 30, 2011 when compared to 2010. Income from continuing operations before income taxes remained relatively stable for the three months ended September 30, 2011 when compared to 2010.  As such, the decrease is primarily related to the $10 million increase in income tax expense.

Premium income decreased by $80 million, or 33%, to $159 million for the three months ended September 30, 2011 when compared to 2010.  This decrease is primarily related to an $86 million decrease in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $8 million, or 7%, to $120 million for the three months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income in the Company’s Retirement Services segment as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average in 2011 compared to 2010.

Net investment income decreased by $8 million, or 3%, to $287 million for the three months ended September 30, 2011 when compared to 2010.  The decrease is primarily due to increased unrealized losses on derivatives and held for trading assets of $7 million, as well as a decrease in interest income of $1 million.

Net realized investment gains (losses) increased by $5 million, or 83%, to $11 million in the three months ended September 30, 2011 compared to 2010.  The $11 million gain in 2011 is due to $18 million of net realized gains from the sale of investments offset by $7 million of credit related other-than-temporary impairments (“OTTI”) losses primarily on fixed maturity securities.  The $6 million gain in 2010 is due $7 million of net realized gains from the sale of investments offset by $1 million of OTTI losses primarily on fixed maturity securities.

Total benefits and expenses decreased by $74 million, or 13%, to $494 million for the three months ended September 30, 2011 when compared to 2010.  The decrease is attributable to a reduction of $102 million in the Company’s Individual Markets segment which is primarily due to the decreased sales premium mentioned above and a $17 million release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  This decrease is partially offset by increases of $10 million and $18 million in benefits and expenses in the Company’s Retirement Services and Other segments, respectively.

Income tax expense increased by $10 million, or 63%, to $26 million for the three months ended September 30, 2011 when compared to 2010.  This increase is primarily due to an $8 million tax benefit in 2010 related to the closing of Internal Revenue Services (“IRS”) examinations.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

	Nine months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$427	$614
Fee income	364	333
Net investment income	867	863
Net realized investment gains (losses)	20	(34)
Total revenues	1,678	1,776
Policyholder benefits	973	1,148
Operating expenses	436	414
Total benefits and expenses	1,409	1,562
Income from continuing operations before income taxes	269	214
Income tax expense	83	62
Income from continuing operations	$186	$152

The Company’s consolidated income from continuing operations increased by $34 million, or 22%, to $186 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to a $31 million increase in fee income primarily from the Company’s Retirement Services segment, a $27 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts, a decrease of $23 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011, improved mortality and interest credit results of $14 million and $8 million, respectively, and a $4 million increase in investment income.  These increases are offset by a

$19 million increase in operating expenses primarily from the Company’s Retirement Services segment, a $17 million decrease in income from continuing operations before income taxes from the Company’s Other segment, as well as the impact of a $17 million release of future policy benefits in the Company’s Individual Markets segment in 2010, and an increase of $21 million in income tax expense.

Premium income decreased by $187 million, or 30%, to $427 million for the nine months ended September 30, 2011 when compared to 2010.  This decrease is primarily related to a $194 million decrease in sales of the single premium whole life product in the Company’s Individual Markets segment.

Fee income increased by $31 million, or 9%, to $364 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average in 2011 compared to 2010.

Net investment income remained relatively constant, increasing by $4 million, or less than 1%, to $867 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily due to increased interest income of $6 million due to an increase in invested assets offset by $2 million higher net unrealized (losses) on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $54 million from a loss of $34 million in the nine months ended September 30, 2010 to a gain of $20 million in 2011.  The $20 million gain in 2011 is due to $34 million of net realized gains on the sale of investments offset by a $5 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $9 million of credit related OTTI losses primarily on fixed maturity securities.  The $34 million loss in 2010 is due to $59 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) (See discussion under Fixed Maturity Investments below) offset by $25 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $153 million, or 10%, to $1,409 million for the nine months ended September 30, 2011 when compared to 2010.  The decrease is attributable to a reduction of $204 million in the Company’s Individual Markets segment which is primarily due to the decreased sales premium mentioned above offset by the release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  This decrease is partially offset by a $26 million increase in benefits and expenses in the Company’s Retirement Services segment and a $25 million increase in benefits and expenses in the Other segment.

Income tax expense increased by $21 million, or 34%, to $83 million for the nine months ended September 30, 2011 when compared to 2010.  This increase is primarily due to a $55 million, or 26%, increase in income from continuing operations before income taxes, as well as an $8 million tax benefit in 2010 related to the closing of IRS examinations.

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

Individual Markets Results of Operations

The following is a summary of certain financial data of the Company’s Individual Markets segment:

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

	Three months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$120	$208
Fee income	16	14
Net investment income	178	185
Net realized investment gains (losses)	11	4
Total revenues	325	411
Policyholder benefits	263	355
Operating expenses	20	30
Total benefits and expenses	283	385
Income from continuing operations before income taxes	42	26
Income tax expense	15	4
Income from continuing operations	$27	$22

Individual markets segment:

The following is a summary of the Individual Markets segment participant accounts at September 30, 2011 and June 30, 2011:

(In thousands)	September 30, 2011	June 30, 2011
Participant accounts	517	516

Income from continuing operations for the Individual Markets segment increased by $5 million, or 23%, to $27 million for the three months ended September 30, 2011 when compared to 2010.  The increase is primarily related to a $10 million decrease in operating expense and a $92 million decrease in policyholder benefits offset by an $88 million decrease in premiums.  Additionally, income tax expense increased $11 million.

Premium income decreased by $88 million, or 42%, to $120 million for the three months ended September 30, 2011 when compared to 2010.  The decrease is primarily related to sales in the single premium whole life product marketed through banks which decreased by $86 million.  In 2011, the Company began replacing the single premium whole life product with a single premium universal life product which had deposits of $56 million for the three months ended September 30, 2011.

Fee income increased by $2 million, or 14%, to $16 million for the three months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher account balances as a result of sales since September 30, 2010 on the BOLI product.

Net investment income decreased by $7 million, or 4%, to $178 million, for the three months ended September 30, 2011 when compared to 2010.  The decrease is primarily due to $1 million higher unrealized losses on derivatives and held for trading assets, as well as a decrease in interest income of $6 million.

Net realized investment gains (losses) increased by $7 million, or 175%, to a gain of $11 million for the three months ended September 30, 2011 compared to 2010.  The $11 million gain in 2011 is due to $14 million of net realized gains on the sale of investments offset by a $3 million increase related to OTTI losses primarily on fixed maturity securities.  The $4 million gain in 2010 is due to $5 million of net realized gains on the sale of investments offset by $1 million of write-downs.

Total benefits and expenses decreased by $102 million, or 26%, to $283 million for the three months ended September 30, 2011 when compared to 2010.  Approximately $92 million of the decrease is primarily attributable to a reduction in future policy benefits and expenses related to the decreased sales premium mentioned above offset by a release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  The remaining $10 million is primarily due to a decrease in general insurance expense from premium tax expense and commissions also as a result of the decrease in sales premium mentioned above.

Income tax expense increased by $11 million, or 275% to $15 million for the three months ended September 30, 2011 when compared to 2010.  The increase is partially due to a $16 million, or 62% increase in income from continuing operations before income taxes, as well as a $3 million tax benefit in 2010 related to the closing of IRS examinations.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

	Nine months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$323	$517
Fee income	48	42
Net investment income	535	540
Net realized investment gains (losses)	16	(10)
Total revenues	922	1,089
Policyholder benefits	731	919
Operating expenses	65	81
Total benefits and expenses	796	1,000
Income from continuing operations before income taxes	126	89
Income tax expense	39	26
Income from continuing operations	$87	$63

The following is a summary of the Individual Markets segment participant accounts at September 30, 2011 and 2010:

	September 30,
(In thousands)	2011	2010
Participant accounts	517	517

Income from continuing operations for the Individual Markets segment increased by $24 million, or 38%, to $87 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to a $11 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts, a decrease of $23 million in acquisition expenses, net of deferrals, on the single premium whole life product due to decreased sales in 2011, improved mortality and interest credit results of $14 million and $8 million, respectively, and a $6 million increase in fee income.  These increases are offset by an $8 million decrease in investment income, as well as the impact of a $17 million release of future policy benefits in the Company’s Individual Markets segment in 2010, and an increase of $13 million in income tax expense.

Premium income decreased by $194 million, or 38%, to $323 million for the nine months ended September 30, 2011 when compared to 2010.  The decrease is primarily related to sales in the single premium whole life product marketed through banks which decreased by $194 million.  In 2011, the Company began replacing the single premium whole life product with a single premium universal life product which had deposits of $135 million for the nine months ended September 30, 2011.

Fee income increased by $6 million, or 14%, to $48 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher account balances as a result of sales since September 30, 2010 on the BOLI product.

Net investment income remained relatively constant, decreasing by $5 million, or 1% to $535 million during the nine months ended September 30, 2011 compared to 2010.  The decrease is primarily due to a decrease in interest income of $8 million offset by an increase in unrealized gains on derivatives and held for trading assets of $3 million.

Net realized investment gains (losses) increased by $26 million from a loss of $10 million for the nine months ended September 30, 2010 to a gain of $16 million in 2011.  The $16 million gain in 2011 is due to $22 million of net realized gains on the sale of investments offset by a $2 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $4 million of credit related OTTI losses primarily on fixed maturity securities.  The $10 million loss in 2010 is due to $25 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $15 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $204 million, or 20%, to $796 million for the nine months ended September 30, 2011 when compared to 2010.  Approximately $188 million of the decrease is primarily attributable to a reduction in future policy benefits and expenses related to the decreased sales premium mentioned above offset by a release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  The remaining $16 million is primarily due to a decrease in general insurance expense from premium tax expense and commissions also as a result of the decrease in sales premium mentioned above.

Income tax expense increased by $13 million, or 50%, to $39 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily due to a $37 million, or 42%. increase in income from continuing operations before income taxes, as well as a $3 million tax benefit in 2010 related to the closing of IRS examinations.

Retirement Services Results of Operations

The following is a summary of certain financial data of the Company’s Retirement Services segment:

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

	Three months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$—	$1
Fee income	103	97
Net investment income	97	99
Net realized investment gains (losses)	—	2
Total revenues	200	199
Policyholder benefits	60	57
Operating expenses	97	90
Total benefits and expenses	157	147
Income from continuing operations before income taxes	43	52
Income tax expense	13	10
Income from continuing operations	$30	$42

The following is a summary of the Retirement Services segment participant accounts at September 30, 2011 and June 30, 2011:

(In thousands)	September 30, 2011	June 30, 2011
Participant accounts	4,479	4,466

Income from continuing operations for the Retirement Services segment decreased by $12 million, or 29%, to $30 million during the three months ended September 30, 2011 when compared to 2010.  The decrease is primarily related to an $11 million decrease in net realized and unrealized investment gains (losses), net of policyholder related amounts, as well as an $8 million increase in total benefits and expenses, net of policyholder related amounts previously discussed and a $3 million increase in income tax expense.  These decreases are partially offset by increased interest income of $4 million due to higher invested asset balances and increased fee income of $6 million.

Fee income increased by $6 million, or 6%, to $103 million for the three months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.

Net investment income decreased by $2 million, or 2%, to $97 million for the three months ended September 30, 2011 when compared to 2010.  The slight decrease is due to increased unrealized losses on derivatives and held for trading assets of $6 million offset by increased interest income of $4 million due to higher invested asset balances.

Total benefits and expenses increased by $10 million, or 7%, to $157 million for the three months ended September 30, 2011 when compared to 2010.  This increase is primarily due to a $7 million increase in general insurance expenses as a result of higher asset based commissions due to increased participant account values and higher operating expenses due to strategic initiatives in 2011.

Income tax expense increased by $3 million, or 30%, to $13 million for the three months ended September 30, 2011 when compared to 2010. The increase is partially due a $5 million tax benefit in 2010 related to the closing of IRS examinations offset by a $9 million, or 17%, decrease in income from continuing operations before income taxes.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

	Nine months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$4	$2
Fee income	312	288
Net investment income	298	290
Net realized investment gains (losses)	2	(25)
Total revenues	616	555
Policyholder benefits	170	162
Operating expenses	304	286
Total benefits and expenses	474	448
Income from continuing operations before income taxes	142	107
Income tax expense	43	29
Income from continuing operations	$99	$78

The following is a summary of the Retirement Services segment participant accounts at September 30, 2011 and 2010:

	September 30,
(In thousands)	2011	2010
Participant accounts	4,479	4,435

Income from continuing operations for the Retirement Services segment increased by $21 million, or 27%, to $99 million during the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to a $16 million increase in net realized and unrealized investment gains (losses), net of policyholder related amounts, increased interest income of $12 million due to higher invested asset balances and a $24 million increase in fee income, which are partially offset by an increase in operating expenses and income tax expense.

Fee income increased by $24 million, or 8%, to $312 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market as evidenced by the higher S&P 500 index average in 2011 compared to 2010.

Net investment income increased slightly by $8 million, or 3%, to $298 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is due to increased interest income of $12 million due to higher invested asset balances offset by $4 million of unrealized loss on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $27 million from a loss of $25 million during the nine months ended September 30, 2010 to a gain of $2 million in 2011.  The $2 million gain in 2011 is due to $11 million of net realized gains on the sale of investments offset by a $3 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans, and $5 million of credit related OTTI losses primarily on fixed maturity securities.  The $25 million loss in 2010 is due to $35 million of OTTI losses primarily on fixed maturity securities guaranteed by Ambac offset by $10 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $26 million, or 6%, to $474 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily due to a $25 million increase in general insurance expenses as a result of higher asset based commissions due to increased participant account values and higher operating expenses due to strategic initiatives in 2011.

Income tax expense increased by $14 million, or 48%, to $43 million for the nine months ended September 30, 2011 when compared to 2010.  The increase is primarily due to a $35 million, or 33%, increase in income from continuing operations before income taxes, as well as a $5 million tax benefit in 2010 related to the closing of IRS examinations.

The following table provides information for the Retirement Services’ segment participant account values at September 30, 2011 and 2010:

	September 30,
(In millions)	2011	2010
General account - Fixed options:
Public / Non-profit	$3,620	$3,560
401(k)	4,718	4,066
	$8,338	$7,626
Separate account -Variable options:
Public / Non-profit	$8,841	$8,646
401(k)	6,370	6,485
	$15,211	$15,131
Proprietary mutual funds/Collective trust funds:
Public / Non-profit	$338	$668
401(k)	2,065	1,527
Institutional	50	44
	$2,453	$2,239
Retail investment options and administrative services only:
Public / Non-profit	$55,005	$54,552
401(k)	20,874	21,043
Institutional	39,625	37,967
	$115,504	$113,562

Account values invested in the general account fixed investment options have increased by $712 million, or 9%, at September 30, 2011 compared to September 30, 2010 primarily due to an increase in new participant contributions and interest credited to existing account balances.

Account values invested in the separate account variable investment options have increased by $80 million, or less than 1%, at September 30, 2011 compared to September 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Account values invested in the proprietary mutual fund investment options have increased by $214 million, or 10%, at September 30, 2011 compared to September 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $1,942 million, or 2%, at September 30, 2011 compared to September 30, 2010.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Other Results of Operations

The following is a summary of certain financial data of the Company’s Other segment:

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

	Three months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$38	$30
Fee income	1	1
Net investment income	12	11
Net realized investment gains (losses)	1	—
Total revenues	52	42
Policyholder benefits	25	21
Operating expenses	29	15
Total benefits and expenses	54	36
Income (loss) from continuing operations before income taxes	(2)	6
Income tax expense (benefit)	(2)	2
Income from continuing operations	$—	$4

Income from continuing operations and its components for the Company’s Other segment remained stable for the three months ended September 30, 2011 when compared to 2010.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

	Nine months ended September 30,
Income statement data (In millions)	2011	2010
Premium income	$100	$94
Fee income	4	4
Net investment income	35	34
Net realized investment gains (losses)	1	—
Total revenues	140	132
Policyholder benefits	71	67
Operating expenses	68	47
Total benefits and expenses	139	114
Income from continuing operations before income taxes	1	18
Income tax expense	—	7
Income from continuing operations	$1	$11

Income from continuing operations for the Company’s Other segment decreased by $10 million or 91% to $1 million during the nine months ended September 30, 2011 compared to 2010.  The decrease is primarily due to a $13 million increase in operating expenses primarily related to increased guarantee fund assessments and consulting expenses on special initiatives.

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

A summary of the Company’s general account investment assets and assets as a percentage of total general account investments at September 30, 2011 and December 31, 2010 is as follows:

(In millions)	September 30, 2011		December 31, 2010
Fixed maturities, available-for-sale	$16,562	67.3%	$15,943	69.1%
Fixed maturities, held for trading	179	0.7%	144	0.6%
Mortgage loans on real estate	2,200	8.9%	1,722	7.5%
Equity investments, available-for-sale	2	0.0%	2	0.0%
Policy loans	4,125	16.8%	4,060	17.6%
Short-term investments, available-for-sale	1,348	5.5%	965	4.2%
Limited partnership and other corporation interests	178	0.7%	210	0.9%
Other investments	22	0.1%	23	0.1%
Total investment assets	$24,616	100.0%	$23,069	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality to limit credit risk.  If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services and Moody’s Investor Services, Inc. However, ratings presented for non-agency RMBS are based on final ratings from the revised NAIC rating methodology as discussed above.  The Company’s CMBS and all other structured securities ratings were not affected by the revised NAIC rating methodology.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at September 30, 2011 and December 31, 2010 is summarized as follows:

Credit Rating	September 30, 2011	December 31, 2010
AAA	35.5%	38.5%
AA	14.4%	14.0%
A	23.8%	21.9%
BBB	24.5%	23.3%
BB and below (Non-investment grade)	1.8%	2.3%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at September 30, 2011 and December 31, 2010:

Sector	September 30, 2011	December 31, 2010
Utility	15.6%	15.3%
Finance	9.8%	10.0%
Consumer	9.7%	8.7%
Natural resources (1)	4.5%	4.8%
Transportation	2.4%	2.6%
Other	9.6%	8.4%

(1) Exposure of 2.7% and 2.9% to the oil and gas sector is included in natural resources at September 30, 2011 and December 31, 2010, respectively.

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

The Company does not have any direct bond holdings of the actual monoline insurers.  Excluding FGIC and Ambac holdings where the insurer has been ordered to suspend claims as discussed above, the Company’s insured holdings at September 30, 2011 and December 31, 2010 are as follows:

			Indirect	Indirect
			exposure	exposure
	Guarantor quality rating		September 30,	December 31,
Guarantor (In millions)	S&P	Moody’s	2011	2010
MBIA Inc.	B	B3	$210	$211
Assured Guaranty Corp. (formerly Financial Security Assurance, Inc.)	AA+	Aa3	122	129
Berkshire Hathaway Assurance Corporation	AA+	Aa1	38	34
National Public Finance Guaranty Corporation	BBB	Baa1	178	156
			$548	$530

At September 30, 2011 and December 31, 2010, the Company had $428 million and $418 million of asset-backed securities, respectively, insured by monolines other than FGIC and Ambac.  At September 30, 2011 and December 31, 2010, the overall credit quality of the Company’s monoline-insured asset-backed securities, including the benefits of monoline insurance, was A- and A, respectively.  At September 30, 2011 and December 31, 2010, the Company had other insured securities with a fair value of $120 million and $112 million, respectively, primarily exposed to state/municipal bond authorities, utilities, and financial services companies.

The Company had exposure to the subprime market in the form of home equity loan asset-backed securities of $887 million, or 4% of total invested assets of $24,616 million as of September 30, 2011 and $949 million, or 4% of total investments of $23,069 million as of December 31, 2010.  The majority of the securities held at September 30, 2011 were investment grade rated, 72% of which had a rating of AAA.  The majority of the mortgages backing these securities are fixed rate loans, which typically have lower default and loss rates than adjustable rate loans.  Of these pools, 50% were originated before 2005, which is associated with lower default and loss rates compared to pools that were originated from 2005 through 2008.  The weighted average credit enhancement level for these securities was 37% (excluding any monoline guarantees) as of September 30, 2011.  This credit enhancement represents subordinated securities or surplus collateral that would absorb losses prior to losses being allocated to the Company’s securities.

The Company has no exposure to sub-prime collateralized debt obligations, asset-backed commercial paper or structured investment vehicles.  The Company’s exposure to Alt A mortgage-backed securities at September 30, 2011 was approximately $1 million.  The underlying mortgages of Alt A securities have a risk potential that is greater than prime but less than sub-prime.  The borrowers behind these mortgages typically have clean credit histories, but the mortgage itself will generally have some issues that increase its risk profile.  These issues may include higher loan-to-value and debt-to-income ratios or inadequate documentation of the borrower’s income.

Fair Value Measurements and Impairment of Fixed Maturity and Equity Investments Classified as Available-for-Sale

Security valuation methods can be subjective.  Each fixed maturity and equity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Total assets and liabilities measured using significant unobservable inputs (Level 3) increased by $26 million at September 30, 2011 from December 31, 2010.  Net Level 3 assets and liabilities at September 30, 2011 were $379 million or 1% of total assets and liabilities compared to net Level 3 assets and liabilities of $353 million or 1% at December 31, 2010.  The use of internal models for Level 3 assets and liabilities did not affect the Company’s operations, liquidity or capital resources during the period.

Due to market conditions beginning in 2008 which have continued into 2011, the Company used internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $24 million and $58 million at September 30, 2011 and December 31, 2010, respectively.  The internal models utilized asset-backed index spread assumptions versus credit default spread assumptions used by the external pricing source.

The Company classifies substantially all of its fixed maturity and all of its equity investments as available-for-sale and records them at fair value with the related net gain or loss, net of policyholder related amounts and deferred taxes, being recorded in accumulated other comprehensive income (loss) in the stockholder’s equity section in the accompanying condensed consolidated balance sheets.  The Company recorded an increase in gross unrealized losses and an increase in gross unrealized gains of $3 million and $338 million, respectively, during the three months ended September 30, 2011.  This resulted in a $214 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the three months ended September 30, 2011.  The Company recorded a decrease in gross unrealized losses of $88 million and an increase in gross unrealized gains of $308 million during the three months ended September 30, 2010.  This resulted in a $189 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the three months ended September 30, 2010.  The Company recorded a decrease in gross unrealized losses of $79 million and an increase in gross unrealized gains of $376 million during the nine months ended September

30, 2011.  This resulted in a $254 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the nine months ended September 30, 2011.  The Company recorded a decrease in gross unrealized losses of $422 million and an increase in gross unrealized gains of $750 million during the nine months ended September 30, 2010.  This resulted in a $563 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes during the nine months ended September 30, 2010.  All available-for-sale securities with gross unrealized losses at the balance sheet date are subjected to the Company’s process for identification and evaluation of other-than-temporary impairments.

While many unrealized losses have now existed for longer than twelve months, the Company believes this is attributable to general market conditions related to changes in interest rates and credit spreads and not reflective of the financial condition of the issuer or collateral backing the securities.  The continued decrease in unrealized losses and increase in unrealized gains reflects recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

During the three and nine-month periods ended September 30, 2011, the Company recorded net other-than-temporary losses recognized in earnings of $6 million on its fixed maturity investments.  During the three and nine-month periods ended September 30, 2010, the Company recorded net other-than-temporary losses recognized in earnings of $1 million and $59 million, respectively, on its fixed maturity investments.

Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to estimated future value over the remaining life of the security based on the future estimated cash flows by adjusting the security’s yields.  See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of impaired fixed maturity investments.

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2011 and December 31, 2010, the Company had $5 million and $51 million, respectively, of securities out on loan, $720 million and $657 million, respectively, in short-term repurchase agreements and $1,054 million and $937 million, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Derivative Counterparty Collateral

At September 30, 2011 and December 31, 2010, the Company received $4 million and $8 million of unrestricted cash collateral, respectively, from derivative counterparties to satisfy collateral netting agreements.  Cash collateral received is included in other assets and the obligation to return is included in other liabilities.  The cash collateral is reinvested in a government money market fund.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 55% and 53% at September 30, 2011 and December 31, 2010, respectively.  The debt service coverage ratio was 2.06 and 2.00 times at September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company originated 49 and 29 new loans with aggregate principal balances of $548 million and $345 million, respectively.  At origination, the weighted average loan-to-value ratio was 55% and 50% and the debt service coverage ratio was 2.18 and 2.43 times at September 30, 2011 and December 31, 2010, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company originated mortgage loans structured with an interest only component in the amount of $297 million and $212 million, respectively, compared to a total mortgage loan portfolio at September 30, 2011 and December 31, 2010 of $2,200 million and $1,722 million, respectively.  The weighted average loan-to-value ratio of the interest only loans originated in 2011 and 2010 was 56% and 48%, respectively.

See Note 4 to the accompanying condensed consolidated financial statements for a further discussion of mortgage loans.

Other Investments

Other investments consist primarily of equity investments, policy loans, short-term investments, limited partnerships and investment in real estate.  The Company anticipates limited participation in equity and real estate markets during 2011.

Derivatives

The Company introduced a guaranteed minimum withdrawal benefit, also referred to as guaranteed lifetime withdrawal benefit, (“GMWB”) product, Great-West® SecureFoundationSM, into the 401(k) markets in 2010.  In the past, the Company had limited use of derivatives; however, with the introduction of the GMWB product combined with the interest rate risk hedging program introduced during 2009, the Company’s use of derivatives has increased with additional usage expected. The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing interest rate, equity, foreign currency exchange risks and fee revenue.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company also controls credit risk by entering into derivative transactions only with counterparties with investment grade ratings at the time of the transaction.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Included in cash flows from operating activities are net sales (purchases) of trading securities of $(33) million and $18 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company intends to reinvest these securities in higher yielding permanent investments.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $1,352 million and $969 million as of September 30, 2011 and December 31, 2010, respectively.  In addition, 98% of the bond portfolio carried an investment grade rating at September 30, 2011 and December 31, 2010, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity to meet the anticipated needs of its business.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $96 million and $92 million of commercial paper outstanding at September 30, 2011 and December 31, 2010, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility at September 30, 2011.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

(b)                                 There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	November 14, 2011
James H. Van Harmelen, Senior Vice President and Controller
(Duly authorized Officer and Chief Accounting Officer)