Form 10-K
period 2011-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2012-02-29
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2012, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I

Item 1.

Business

As used in this Form 10-K, the “Company” refers to Great-West Life & Annuity Insurance Company, a stock life insurance company originally organized on March 28, 1907 and domiciled in the state of Colorado, and its subsidiaries.

This Form 10-K contains forward-looking statements.  Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments.  In particular, statements using words such as “may,” “would,” “could,” “should,” “estimates,” “expected,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company’s activities.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.  Some of these risks are described in “Risk Factors” in Item 1A of this report.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be global or national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with its investment portfolio and other factors.

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.  This discussion should be read in conjunction with, and is qualified by reference to the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as the consolidated financial statements and notes thereto in Item 8, “Financial Statements and Supplementary Data.”

1.1  Organization and Corporate Structure

The Company is a direct wholly owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company.  The Company is indirectly owned by Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC, and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company (“London Life”) and The Canada Life Assurance Company (“CLAC”).  Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry.  Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial.  Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2         Business of the Company

The Company offers a wide range of life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States, Puerto Rico, Guam and the United States Virgin Islands.  Through its Individual Markets segment, the Company offers various forms of life insurance, annuity and retirement products.  Through its

Retirement Services segment, the Company provides various retirement plan products and investment options and educational, advisory, enrollment and communication services to employer-sponsored defined contribution and associated defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2011, 2010 or 2009.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

During 2010, the Company completed comprehensive planning for its five-year strategic plan.  The five-year strategic plan encompasses nine key initiatives across the organization to accelerate the growth of its business and retain customers.  The implementation of the five-year strategic plan started in 2011.

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

On June 1, 2007, the Company terminated its reinsurance agreement with CLAC.  The Company and CLAC originally entered into the indemnity reinsurance agreement on August 31, 2003, whereby the Company reinsured 80% (originally 45% coinsurance and 35% coinsurance with funds withheld) of certain U.S. life, health and annuity business of CLAC’s U.S. branch. The termination of the agreement resulted in additional net income of $22 million in 2007.

Individual Markets Segment Principal Products

The Company’s Individual Markets segment distributes life insurance, annuity and retirement products (including individual retirement accounts (“IRAs”)) to both individuals and businesses through various distribution channels. Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  Participating policyholders share in the financial results of the participating business in the form of policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies.  The Company no longer actively markets participating products.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets.

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

Sales of life insurance products typically have initial marketing expenses which are deferred.  These expenses are shown as deferred acquisition costs (“DAC”) in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits or premium revenues recognized.  Therefore, retention is an important factor in profitability and is encouraged through product features.  For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract’s inception.  The period of time and level of the charge vary by product.

One of the principal products for the Individual Markets segment is individual insurance known as business-owned life insurance (“business-owned”).  The primary business-owned life insurance products are single premium universal life insurance, registered variable universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value guarantee feature.  The insurance policies indirectly fund post-retirement benefits for all employees and non-qualified benefit plans for executives.  Corporations and community banks are the primary purchasers of the universal life product (general account); while regional and national banks typically purchase PPVUL with a stable value wrapper (separate account).  Corporations indirectly funding executive benefits also purchase the PPVUL product (separate account) which offers an array of equity and bond funds.  At December 31, 2011 and 2010, the Company had $8 billion of general account and $4 billion of separate account business-owned life insurance future policy benefits.

The Company partners with retail financial institutions to distribute individual life, annuity and retirement products.  During 2011, the Company continued its efforts to partner with large financial institutions to provide individual term and whole life insurance to the general population.  Through institutional partners, the Company has in excess of 16,000 individual branch and brokerage sales representatives appointed to sell its products, as well as direct exposure to on-line banking customers.  Most recently, management’s attention has turned to meeting the insurance related needs of the growing retiree marketplace by focusing on providing wealth transfer solutions to their bank partners’ customers via single premium life insurance.

On a limited basis, the Company also offers single premium annuities that provide guarantees of principal and interest.

Retirement Services Segment Principal Products

Through its Retirement Services segment, the Company provides various retirement plan product and investment options and educational, advisory, enrollment and communication services to employer-sponsored defined contribution and associated defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  This has been a rapidly growing portion of the retirement marketplace in recent years.

The Company’s marketing focus is directed toward providing investment management, advisory services and recordkeeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408 and 457 to private corporations, state and local governments, hospitals, non-profit organizations and public school districts.  Fund management, investment and advisory services and record-keeping and administrative services are also provided to this target market.  Through the Company’s subsidiary FASCore, LLC, the Company partners with other large institutions to provide third-party record-keeping and administration services.

The Company offers mutual funds, guaranteed interest rate investment options for various lengths of time and variable annuity products designed to meet the specific needs of the customer.  In addition, the Company offers both customized annuity and non-annuity products.

From the guaranteed interest rate option, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment product.  The Company also manages separate account fixed interest rate options for which it is paid a management fee.

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

Sales of annuity products typically have initial marketing expenses which are deferred.  These expenses are shown as DAC in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Retirement Services and Individual Markets separate accounts for the years indicated:

	(In millions)
			Individual Markets
Year ended	General account	Retirement Services	annuity
December 31,	annuity benefits	separate accounts	separate accounts
2011	$10,290	$16,447	$1,290
2010	9,637	16,225	1,381
2009	8,874	14,288	1,262
2008	8,598	10,403	1,144
2007	8,193	13,482	1,533

The following table summarizes individual life insurance future policy benefits, separate account balances and in-force prior to reinsurance ceded for the years indicated:

	(In millions)
	Life insurance	Individual Markets
Year ended	future policy	life insurance	Life insurance
December 31,	benefits	separate accounts	in-force
2011	$11,182	$4,594	$127,815
2010	10,432	4,883	131,595
2009	9,756	3,337	137,049
2008	9,183	3,575	142,177
2007	8,906	3,075	146,297

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

Reinsurance

The Company enters into reinsurance transactions primarily as a purchaser of reinsurance for its various insurance products and, to a smaller extent, also as a provider of reinsurance for some insurance products.  Reinsurance transactions are assumed from and ceded to affiliated entities and third parties.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, coinsurance and modified coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains a maximum of $3.5 million of coverage per individual life. Further, the maximum annual growth due to automatic increases is $175,000 per annum, with an overall maximum of $1,000,000.  The Company assumes risk from approximately forty insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.  When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.

Maximum capacity to be accepted by the Company is dictated at the treaty level and is monitored annually to ensure the risk acquired on any one life is managed to its maximum retention of $3.5 million.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through marketing agreements with various retail financial institutions.  It markets IRAs through its IRA Resource Center.  Business-owned is distributed through specialized benefit consulting organizations.

The Retirement Services segment distributes products to plan sponsors through a subsidiary, GWFS Equities, Inc., as well as through brokers, consultants, advisors, third-party administrators and banks.

Competition Within the Individual Markets and Retirement Services Segments

The life insurance, savings and investment marketplaces are highly competitive.  The Company’s competitors include insurance companies, banks, investment advisors, mutual fund companies and certain service and professional organizations.  No individual competitor or small group of competitors is dominant.  Competition focuses on service, technology, cost, variety of investment options, investment performance, product features and price and financial strength as indicated by ratings issued by nationally recognized agencies.

Company Outlook

Significant progress was made during 2011 on the Company’s five-year strategic plan which is expected to accelerate the growth of the business in 2012.  Key initiatives to increase sales, improve customer services, increase assets under management (“AUM”) and launch new products have laid the groundwork for continued growth.

Additionally, a corporate branding initiative is under way to increase recognition and create stronger equity for the Company in all of its markets which will make client retention and sales more efficient and effective.

Individual Markets Outlook

During 2011, the Individual Markets segment launched an IRA rollover initiative. The initiative’s goal is to increase awareness of the distribution options for terminated plan participants. This program is expected to continue to result in increased asset growth in the IRA product in 2012.

The Individual Markets segment introduced a new hybrid business-owned life insurance product in the first quarter of 2011. This product, which combines both General Account and Separate Account product features, is being marketed to community and regional banks purchasing life insurance to help finance the cost of employee benefits.  This hybrid business-owned life insurance product, which has captured an increasing share of sales in the community and regional bank markets, is expected to continue its momentum in 2012.

The Individual Markets segment also expanded its distribution channels by adding four distribution partners for single premium life insurance in 2011.  These new partners will help drive additional sales of its individual life insurance products in 2012.

Along with these initiatives, Individual Markets will continue to focus on developing and expanding new distribution channels in 2012, ensuring that through its successful relationships with other distributors, it will create a solid base for future growth.  New retail retirement income products for individuals also are planned, and a continued focus on providing excellent customer service and a diversity of product offerings provides a sound basis for growth in 2012.

Retirement Services Outlook

The Retirement Services segment continues its emphasis on investment in infrastructure through technology, service and product enhancements.

In 2011, the Retirement Services segment entered into an agreement with Bank of America Merrill Lynch creating a high-potential distribution channel for corporate 401(k) plan sales through Bank of America Merrill Lynch’s Advisor Alliance platform.  The Company was selected to be the only provider on the Advisor Alliance platform to offer both a group annuity contract product designed specifically for small clients and a net asset value product targeted to the small and mid-size market.  This is expected to contribute to the growth of plan sales in 2012.

New products also position Retirement Services to capitalize on investment trends.  A collective trust product introduced in 2011 provides target date asset allocation investment solutions to large corporations and government plan markets.  The Maxim Lifetime Asset Allocation Series mutual funds, which provide retirement target date options and the Maxim SecureFoundations Portfolios, which offer guaranteed lifetime income within defined contribution plans, together became the 16th largest target date fund offering in the United States and ranked 10th in net flows among target date fund families in 2011.  All of these products are expected to continue contributing to growth of AUM into 2012.

A new online sales tool launched in 2011 will aggregate information about 401(k) prospects, advisors, plans and sales metrics to increase opportunities and sales force productivity. Additionally, a recently launched customer relationship management system consolidates legacy databases to improve service to retirement plan sponsors and partners and enhance client retention.

Along with these initiatives, Retirement Services will continue to focus on developing and expanding new distribution channels in 2012, ensuring that through its successful relationships with other distributors, it will create a solid base for future growth.  A continued focus on providing excellent customer service and a diversity of product offerings provides a sound basis for growth in 2012.

Other Segment

The Company’s Other reporting segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.  Future policy benefits under these policies are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Future policy benefits are also established for claims that have been incurred but not reported based on factors derived from past experience.

The following table shows future policy benefits and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2011	2010	2009	2008	2007
Future policy benefits	$356	$352	$342	$321	$277
Life insurance in-force	68,204	72,581	76,768	80,992	85,618

1.3          Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2011, were $46 billion, comprised of general account investment assets of $24 billion and separate account assets of $22 billion.  Total investments at December 31, 2010, were $46 billion, comprised of general account investment assets in the amount of $23 billion and separate account assets in the amount of $23 billion.

The Company’s general account investments are in a broad range of asset classes but consist primarily of domestic fixed maturities.  Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.  The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans diversified by regional markets and commercial real estate property types.

The Company manages the characteristics of its investment assets, such as liquidity, currency, yield and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among its principal product lines.  The Company observes strict asset and liability matching guidelines designed to ensure that the investment portfolio will appropriately meet the cash flow requirements of its liabilities.  The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities, not for speculative purposes.

The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets and other factors.  These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to the Company’s fixed maturity investments.

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2011 and 2010, 99% and 98%, respectively, of the Company’s fixed maturity portfolio carried an investment grade rating.

1.4  Regulation

Insurance Regulation

The Company and its insurance subsidiaries are licensed in and regulated by all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam to transact life insurance business, accident and health insurance business and annuity business.  The extent of such regulation varies, but most jurisdictions have laws and regulations governing the business conduct of insurers as well as the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates.  Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments.  NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states.  NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states.  The Colorado Department of Insurance, the Company’s principal insurance regulator, has received this NAIC accreditation.

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

•      Guaranty Associations and Similar Arrangements - Most of the jurisdictions in which the Company and its insurance subsidiaries are permitted to transact business require life insurers doing business within their jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  The Company has historically recovered more than half of the guaranty assessments through these offsets.

•      Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2011, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

•      Policy and Contract Reserve Sufficiency Analysis - Annually, the Company and its insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves.  In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus.  Since inception of this requirement, the Company and its insurance subsidiaries, which are required by their states of domicile to provide these opinions, have provided such opinions without qualification.

•      Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business.  Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  As of December 31, 2011, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

•      Risk-Based Capital (“RBC”) - The Company and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.  The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally.  As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of the Company and its insurance subsidiaries was in excess of the RBC Company Action Level amount.

•      Regulation of Investments - The Company and its insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, other equity investments and derivatives.  Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments.

•      Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways.  From time to time, federal measures are proposed which may significantly affect the Company’s business.  At the present time, management is not aware of any federal legislative initiatives that, if enacted, would materially impact the Company’s business, results of operations or financial condition.

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

In March of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) was signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage.  The Company will continue to assess the business and accounting implications of the Acts as related regulations and interpretation of the Acts become available.

1.5  Ratings

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders.  The Company’s financial strength ratings as of the date of this filing are as follows:

Rating agency	Measurement	Current rating
A.M. Best, Inc.	Financial strength, operating performance and business profile	A+	(1)
Fitch Ratings	Financial strength	AA	(2)
Moody’s Investor Service, Inc.	Financial strength	Aa3	(3)
Standard & Poor’s Rating Services	Financial strength	AA	(2)

(1)  Superior (highest category out of ten categories).

(2)  Very Strong (second highest category out of nine categories).

(3)  Excellent (second highest category out of nine categories).

1.6 Employees

The Company had approximately 3,200 and 3,100 employees at December 31, 2011 and 2010, respectively.

1.7 Available Information

The Company files periodic reports and other information with the SEC.  Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549 or by calling the SEC at 1-202-551-8090 (Public Reference Room) or 1-800-SEC-0330 (Office of Investor Education and Advocacy).  In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information regarding issuers that file electronically with the SEC, including the Company.

Item  1A.

Risk Factors

In the normal course of its business, the Company is exposed to certain operational, regulatory and financial risks and uncertainties.  The most significant risks include the following.

Competition could negatively affect the ability of the Company to maintain or increase market share or profitability.

The industry in which the Company operates is highly competitive.  The Company’s competitors include insurance companies, mutual fund companies, banks, investment advisors and certain service and professional organizations.  Although there has been consolidation in some sectors, no one competitor is dominant.  Customer retention is a key factor for continued profitability.  Management cannot be certain that the Company will be able to maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets.  If the Company fails to do so, its business, results of operations and financial condition could be materially and adversely affected.

The insurance and financial services industries are heavily regulated and changes in regulation may reduce profitability.

Federal and state regulatory reform that increases the compliance requirements imposed on the Company or that changes the way that the Company is able to do business may significantly harm its business or adversely impact the results of operations in the future.  It is not possible to predict whether future legislation or regulation adversely affecting the Company’s business will be enacted and, if enacted, the extent to which such legislation will have an effect on the Company or its competitors.  Furthermore, there can be no assurance as to which of the Company’s specific products would be impacted by any such legislative or regulatory reform.

The Company’s operations and accounts are subject to examination by the Colorado Department of Insurance and other regulators at specified intervals.  The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies.  The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer’s capital and measure the risk characteristics of an insurer’s assets, liabilities and certain off-balance sheet items.  RBC is calculated by applying factors to various asset, premium and liability items.  Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

A downgrade or potential downgrade in the Company’s financial strength or claims paying ratings could result in a loss of business and negatively affect results of operations and financial condition.

The Company is rated by a number of nationally recognized rating agencies.  The ratings represent the opinion of the rating agencies regarding the Company’s financial strength and its ability to meet ongoing obligations to policyholders.  Claims paying ability and financial strength ratings are factors in establishing the competitive position of insurers.  A rating downgrade, or the potential for such a downgrade, of the Company or any of its rated insurance subsidiaries could, among other things, materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affecting relationships with broker-dealers, banks, agents, wholesalers and other distributors of its products and services.  This may result in cash payments requiring the Company to sell invested assets, including illiquid assets such as privately placed fixed maturity investments and mortgage loans on real estate, at a price that may result in realized investment losses.  These cash payments to policyholders result in a decrease in total invested assets and a decrease in net income.  Among other things, early withdrawals may also cause the Company to accelerate amortization of DAC and value of business acquired (“VOBA”), reducing net income.  In addition, a significant downgrade may negatively impact new sales and adversely affect the Company’s ability to compete and thereby have a material effect on its business, results of operations and financial condition.  Negative changes in credit ratings may also increase the Company’s cost of funding.

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

The Company may be required to accelerate the amortization of DAC or VOBA, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

DAC represents the costs that vary with and are related primarily to the acquisition of new insurance and annuity contracts and are amortized over the expected lives of the contracts.  VOBA represents the present value of future profits associated with acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts.  Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions.  In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums.  The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates.  Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk.  The part of the risk the Company retains for its own account is known as the retention.  Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its full liability to its policyholders.  Accordingly, the Company bears credit risk with respect to its reinsurers.  Management cannot make assurances that the Company’s reinsurers will pay all of their reinsurance claims, or that they will pay claims on a timely basis.  If the Company becomes liable for risks it has ceded to reinsurers or if its reinsurers cease to meet their obligations to the Company, whether because they are in a weakened position as a result of incurred losses or otherwise, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

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

In periods of rapidly increasing interest rates, policy surrenders and withdrawals may increase.  Premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns.  This activity may result in the Company making cash payments requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates.  Among other things, early withdrawals may also cause the Company to accelerate the amortization of DAC and VOBA, reducing net income.

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

The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities.  In February 2012, the Company modified the scope of this interest rate risk hedging program.   Although the Company engages in hedging activities including investing in interest rate derivatives, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with an adverse effect on future earnings.

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

The Company manages or administers its general and separate accounts in support of cash and liquidity requirements of its insurance and investment products.  The Company’s general account investment portfolio is diversified over a broad range of asset classes but consists primarily of domestic fixed income investments.  The fair value of these and other general account invested assets fluctuate depending upon, among other factors, general economic and market conditions.  In general, the market value of the Company’s general account fixed maturity securities portfolio increases or decreases in inverse relationship with fluctuations in interest rates.

The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of the Company’s investment securities could cause the value of these securities and net income to decline and the default rate of the fixed maturity securities to increase.  A ratings downgrade affecting particular issuers or securities could have a similar effect.  Any event reducing the value of these securities other than on a temporary basis could have an adverse effect on the results of operations and financial condition.

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

•                    Changes in applicable regulations that could restrict the ability of some companies to purchase certain business-owned products;

•                    Changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b), 408 and 457 plans; and

•                  Repeal of the federal estate tax.

The Company cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have an adverse effect on its results of operations or financial condition.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the Company’s tax costs.  If such legislation is adopted, the results of operations could be adversely impacted.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities.  At December 31, 2011, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2018.  The Company also leases sales and administrative offices throughout the United States.  Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

Item 3.

Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.

Mine Safety Disclosures

Not applicable.

Part II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

5.1         Equity Security Holders and Market Information

There is no established public trading market for the Company’s common equity.  GWL&A Financial is the sole shareholder of the Company’s common equity securities.

5.2         Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $206 million, $161 million and $25 million during the years ended December 31, 2011, 2010 and 2009, respectively.

On February 3, 2012, the Board of Directors declared a quarterly dividend for the first quarter of 2012 of $52 million to be paid to the Company’s sole shareholder, GWL&A Financial. The dividend is payable on March 30, 2012.

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

Item 6.

Selected Financial Data

The following is a summary of selected consolidated financial information for the Company.  The information should be read in conjunction with and is qualified in its entirety by the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto appearing in Item 8, “Financial Statement and Supplementary Data.”

The selected consolidated financial information for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011 and 2010 has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data at December 31, 2009, 2008 and 2007 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the year ended December 31,
(In millions)	2011	2010	2009	2008	2007
Total revenues	$2,193	$2,404	$2,028	$2,011	$744
Total benefits and expenses	1,879	2,127	1,862	1,475	385
Income from continuing operations	314	277	166	536	359
Provision for income taxes	100	72	41	83	119
Income (loss) from discontinued operations (1)	—	(2)	—	668	179
Net income	$214	$203	$125	$1,121	$419

Dividends declared	$206	$161	$25	$1,772	$605

Investment assets	$23,995	$23,069	$20,376	$18,082	$19,383
Separate account assets	22,331	22,489	18,887	15,122	18,090
Total assets	48,336	47,627	41,801	36,184	40,335
Due to parent and affiliates	539	537	538	534	535
Total stockholder’s equity	1,994	1,780	1,360	617	2,035

(1) See Item 1.2, “Business of the Company” for a discussion of the Company’s discontinued operations.

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2011 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

Certain statements in this report constitute forward-looking statements. See “Business” in Item 1 of this report for additional factors relating to these statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to the business and its financial condition and results of operations.

7.1  Executive Summary

The Company and its subsidiaries are providers of insurance and other financial service products to individual, corporate, institutional and government customers.

The Company’s operations are organized into three reporting segments: Individual Markets, Retirement Services and Other.  Management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary points of focus.  The life insurance, savings and investments marketplace is also highly competitive.  Competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations.

During 2011, the Company introduced a single premium universal life (“SPUL”) product as an alternative to the single premium whole life (“SPWL”) product previously offered.  The decision to introduce the SPUL product was based on market conditions including prevailing interest rates.  SPUL is considered an investment contract while SPWL is considered an insurance contract.  Due to the change in product mix sold in 2011, premium income decreased as sales in the SPWL product marketed through banks decreased by $280 million and was replaced by the SPUL product which had deposits of $196 million for the year ended December 31, 2011.

In October 2010, the FASB issued ASU No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as DAC.  ASU No. 2010-26 is effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company will adopt ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and expects to apply the retrospective method of adoption.  Accordingly, upon adoption, DAC will be reduced with a corresponding reduction, net of tax, to stockholder’s equity as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance.  The Company estimates the impact as of December 31, 2011, retrospective adoption would reduce DAC by approximately $120 million to $130 million and would reduce stockholder’s equity by approximately $76 million to $86 million, net of tax.  Expenses in future periods will be higher due to a decrease of deferrable expenses.  However, amortization expense will be lower in future periods due to the lower DAC balance, before the effect of any amortization related to realized gains and losses.

The Company is committed to providing exceptional service and high value to life and annuity policyholders.  It has a dedicated service unit to work in collaboration with its brokers and agents to ensure that policyholders continue to receive the information and service they need to make sound financial decisions with respect to their policies.

Current Market Conditions

During the latter part of 2009 and through 2011, the financial markets have shown some recovery from the turmoil experienced in the latter part of 2008 and early 2009.  However, there was a slight down turn in the markets during the third quarter of 2011.  As a result, the S&P 500 index ended 2011 exactly where it started 2011, at 1,258, for a 0% growth as compared to 2010 which was up 13% at December 31, 2010 when compared to December 31, 2009.  The average of the S&P 500 index during the year ended December 31, 2011 was up by 11% when compared to the average for the year ended December 31, 2010 and the average was up by 20% for the year ended December 31, 2010 when compared to the average for the year ended December 31, 2009.

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses which are primarily associated with changes in the United States equities market.  Fee income increased by $40 million, or 9%, to $487 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

During the year ended December 31, 2011, the Company recorded net other-than-temporary losses recognized in earnings of $7 million on its available-for-sale fixed maturity investments primarily related to asset-backed investments with home improvement loans and home equity loan collateral.  A continued recovery in market liquidity and lower interest rates have resulted in improved market values for the Company’s fixed maturity investments since December 31, 2010.  The Company has recorded a decrease in gross unrealized losses of $73 million and an increase in gross unrealized gains of $369 million during the year ended December 31, 2011.  This resulted in a $221 million increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•            Valuation of investments in the absence of quoted market values (including derivative financial instruments);

•             Impairment of investments;

•             Accounting for derivative financial instruments;

•             Valuation of policy benefit liabilities;

•             Valuation of DAC and VOBA;

•             Accounting for employee benefit plans; and

•             Accounting for income taxes and the valuation of deferred tax assets.

Valuation of investments in the absence of quoted market values (including derivative financial instruments)

The Company’s investments are in fixed maturity investments, mortgage and policy loans and limited partnership interests and other investments. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values.

The fair values for fixed maturity investments are based upon quoted market prices or estimates from independent pricing services.  However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

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

Impairment of investments

Assumptions and estimates about the issuer’s operations and ability to generate future cash flows are inherent in management’s evaluation of investments for other-than-temporary impairments.  The assessment of whether an other-than-temporary impairment has occurred on securities where management does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period.

If an other-than-temporary impairment has occurred, the impairment amount is bifurcated into two components: the amount related to the credit loss and the amount attributed to other factors (referred to as the non-credit portion).  The calculation of expected cash flows utilized during the impairment evaluation and bifurcation process is determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics and current levels of subordination.

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

Accounting for derivative financial instruments

Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under accounting guidance. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

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

Valuation of DAC and VOBA

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

Each reporting period, the Company updates the estimated present values of gross profits for that period.  When the actual gross profits change from previous estimates, the cumulative DAC and VOBA amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings.  When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below those previously estimated.  These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.  DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

Accounting for employee benefit plans

The Company sponsors pension and other post retirement benefit plans in various forms covering employees who meet specified eligibility requirements.  The obligations and expenses associated with these plans require an extensive use of estimates and assumptions, such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality.  Management, in consultation with its independent consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams.  The assumptions used will differ, and may differ materially, from actual results due to, among other factors, changing market and economic conditions, higher or lower withdrawal rates and changes in participant demographics.  These assumptions are subjective in many cases and have an important effect on the Company’s pension and post retirement benefit obligations.

Accounting for income taxes and the valuation of deferred tax assets

The Company’s effective tax rate is based upon expected income, statutory income tax rates and prudent available tax planning opportunities.  In the determination of the Company’s effective income tax rate, management considers judgments regarding its business plans, planning opportunities and expectations about their future outcomes.  Certain changes or future events, such as changes in tax legislation and the commencement or completion of tax audits, could have an impact on management’s estimates and the Company’s effective tax rate.

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

The application of GAAP requires management to evaluate the realization of its deferred tax assets. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination consider the performance of the business including the ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•                  future taxable income exclusive of reversing temporary differences and carryforwards;

•                  future reversals of existing taxable temporary differences;

•                  taxable income in prior carryback years; and

•                  tax planning strategies.

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

7.3  Company Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance, annuity and retirement products (including individual retirement accounts (“IRAs”)) to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides various retirement plan products and investment options and educational, advisory, enrollment and communication services to employer-sponsored defined contribution and associated defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Company for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$523	$806
Fee income	487	447
Net investment income	1,159	1,175
Net realized investment gains (losses)	24	(24)
Total revenues	2,193	2,404
Policyholder benefits	1,264	1,541
Operating expenses	615	586
Total benefits and expenses	1,879	2,127
Income before income taxes	314	277
Income tax expense	100	72
Income from continuing operations	$214	$205

The Company’s consolidated income from continuing operations increased by $9 million, or 4%, to $214 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a decrease in policyholder benefits of $277 million offset partially by a decrease in revenues of $211 million and an increase in expenses of $29 million.  Income tax expense has increased by $28 million primarily as a result of an increase of $37 million in income before taxes.  Additionally, the Company had a $13 million tax benefit in 2010 related to the closing of Internal Revenue Service (“IRS”) examinations.

Premium income decreased by $283 million, or 35%, to $523 million for the year ended December 31, 2011 when compared to 2010.  This decrease is primarily related to a $280 million decrease in the sales of the SPWL product in the Company’s Individual Market’s segment. In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $196 million for the year ended December 31, 2011.

Fee income increased by $40 million, or 9%, to $487 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 11% in 2011 as compared to 2010.

Net investment income remained relatively constant, decreasing by $16 million, or 1%, to $1,159 million for the year ended December 31, 2011 when compared to 2010.  The decrease is primarily due to an increase in unrealized loss of $18 million on derivatives and held for trading assets offset by an increase in interest income of $2 million.

Net realized investment gains (losses) increased by $48 million from a loss of $24 million during the year ended December 31, 2010 to a gain of $24 million during the year ended December 31, 2011. The $24 million gain in 2011 is due to $38 million of net realized gains on the sale of investments, including dollar rolls, offset by $5 million increase in the allowance for mortgage loan credit losses due to the increase in mortgage loans and $9 million of credit related OTTI losses primarily on fixed maturity investments.  The $24 million loss in 2010 is primarily due to $81 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) offset by $57 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $248 million, or 12%, to $1,879 million for the year ended December 31, 2011 when compared to 2010.  The decrease is attributable to a reduction of $312 million in the Company’s Individual Markets segment which is primarily due to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above.  This decrease is partially offset by a $34 million increase in benefits and expense in the Company’s Retirement Services segment and a $31 million increase in benefits and expense in the Other segment.

Income tax expense increased by $28 million, or 39%, to $100 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $37 million, or 13% increase in income before income taxes.  Additionally, the Company had a $13 million tax benefit in 2010 related to the closing of IRS examinations.

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Company for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$806	$560
Fee income	447	386
Net investment income	1,175	1,149
Net realized investment losses	(24)	(67)
Total revenues	2,404	2,028
Policyholder benefits	1,541	1,326
Operating expenses	586	535
Total benefits and expenses	2,127	1,861
Income from continuing operations before income taxes	277	167
Income tax expense	72	42
Income from continuing operations	$205	$125

The Company’s consolidated income from continuing operations increased by $80 million, or 64%, to $205 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $61 million increase in fee income, an improvement in net interest margins, a $35 million decrease in net realized and unrealized investment losses, net of policyholder related amounts, a $17 million release of future policyholder benefits in the Individual Markets segment and a $8 million increase in earnings of the reinsurance business of the Other segment. These are partially offset by $64 million higher general insurance expenses primarily in the Retirement Services segment.

Premium income increased by $246 million, or 44%, to $806 million for the year ended December 31, 2010 when compared to 2009.  This increase is primarily related to a $224 million increase in sales of the SPWL product in the Company’s Individual Markets segment.

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

Net realized investment losses decreased by $43 million, or 64%, to a loss of $24 million for the year ended December 31, 2010 when compared to 2009.  The $24 million loss in 2010 is primarily due to $81 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $57 million of net realized gains on the sale of investments.  The $67 million loss in 2009 is due to $99 million of write-downs primarily on fixed maturity securities guaranteed by Financial Guaranty Insurance Company (“FGIC”) offset by $32 million of net realized gains on the sale of investments.

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

Income tax expense increased by $30 million, or 71%, to $72 million for the year ended December 31, 2010 when compared to 2009.  This increase is primarily due to the $110 million increase in income before income taxes in 2010 when compared to 2009, offset by a $13 million prior year tax benefit recorded in 2010 primarily related to the closing of IRS examinations.

The segment information below discusses the reasons for these changes.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$396	$676
Fee income	65	56
Net investment income	714	731
Net realized investment gains (losses)	21	(1)
Total revenues	1,196	1,462
Policyholder benefits	938	1,219
Operating expenses	102	133
Total benefits and expenses	1,040	1,352
Income before income taxes	156	110
Income tax expense	51	30
Income from continuing operations	$105	$80

The following is a summary of the Individual Markets segment participant accounts at December 31, 2011 and 2010:

	December 31,
(In thousands)	2011	2010
Participant accounts	517	518

Income from continuing operations for the Individual Markets segment increased by $25 million, or 31%, to $105 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to a decrease in benefits and expenses of $312 million partially offset by a decrease in  revenues of $266 million.  Income tax expense has increased by $21 million primarily as a result of of an increase of $46 million in income before taxes.  Additionally, the Company had a $3 million tax benefit in 2010 related to the closing of IRS examinations.

Premium income decreased by $280 million, or 41%, to $396 million for the year ended December 31, 2011 when compared to 2010.  The decrease is primarily related to sales in the SPWL product marketed through banks which decreased by $280 million.  In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $196 million for the year ended December 31, 2011.

Fee income increased by $9 million, or 16%, to $65 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to an overall increase in the size of the block of business.

Net investment income decreased by $17 million, or 2%, to $714 million for the year ended December 31, 2011 when compared to 2010.  The decrease is primarily due to a decrease in interest income of $11 million and an increase in unrealized loss of $6 million on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $22 million from a loss of $1 million during the year ended December 31, 2010 to a gain of $21 million during the year ended December 31, 2011.  The $21 million gain in 2011 is due to $26 million of net realized gains on the sale of investments offset by $2 million increase in the allowance for mortgage loan credit losses due to the increase in mortgage loans and $3 million of credit related OTTI losses primarily on fixed maturity investments.  The $1 million loss in 2010 is due to $34 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $33 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $312 million, or 23%, to $1,040 million for the year ended December 31, 2011 when compared to 2010.  Approximately $281 million of the decrease is primarily attributable to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above, offset by a release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  The remaining $31 million is primarily due to a $28 million decrease in commissions and premium tax expense, net of the deferral of acquisition costs, also as a result of the change in sales mix discussed in premiums above as the Company replaces its SPWL product with a SPUL product.

Income tax expense increased by $21 million, or 70%, to $51 million during the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $46 million, or 42% increase in income before income taxes, as well as a $3 million tax benefit in 2010 related to the closing of IRS examinations.

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

Income from continuing operations for the Individual Markets segment increased by $23 million, or 40%, to $80 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $32 million decrease in net realized and unrealized investment losses, net of policy related amounts and $17 million release of future policyholder benefits offset by $22 million increase in acquisition expense of the SPWL product due to increased sales.

Premium income increased by $248 million, or 58%, to $676 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to sales in the SPWL product marketed through banks which increased by $224 million.

Fee income increased by $6 million, or 12%, to $56 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to higher fees as a result of higher sales of the business-owned product.

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

Total benefits and expenses increased by $268 million, or 25%, to $1,352 million for the year ended December 31, 2010 when compared to 2009.  The increase is primarily attributable to an increase in future policy benefits and expenses of $268 million primarily related to the SPWL product marketed through banks less $17 million of future policy benefits released due to a change in estimate due to the availability of more precise information for assumed reinsurance.  In addition, interest paid or credited to contractholders decreased by $20 million due to lower crediting rates primarily in the participating block of business.

Income tax expense increased by $13 million, or 76%, to $30 million during the year ended December 31, 2010 when compared to 2009.  The increase is primarily due to a $36 million increase in income before income taxes in 2010.

The slight decrease in participant accounts is primarily the result of policy maturities and policy surrenders.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$2	$6
Fee income	417	387
Net investment income	399	399
Net realized investment gains (losses)	3	(23)
Total revenues	821	769
Policyholder benefits	223	222
Operating expenses	424	391
Total benefits and expenses	647	613
Income before income taxes	174	156
Income tax expense	55	38
Income from continuing operations	$119	$118

The following is a summary of the Retirement Services segment participant accounts at December 31, 2011 and 2010:

	December 31,
(In thousands)	2011	2010
Participant accounts	4,439	4,409

Income from continuing operations for the Retirement Services segment remained relatively flat, increasing by $1 million, or less than 1%, to $119 million during the year ended December 31, 2011 when compared to 2010.  Total revenues have increased by $52 million which is offset by an increase in benefits and expenses of $34 million in total benefits and expenses.  Income tax expense has increased by $17 million primarily as a result of of an increase of $18 million in income before taxes.  Additionally, the Company had a $5 million tax benefit in 2010 related to the closing of IRS examinations.

Fee income increased by $30 million, or 8%, to $417 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 11% in 2011 as compared to 2010.

Net investment income remained unchanged at $399 million during the years ended December 31, 2011 and 2010.  This is primarily related to increased interest income of $12 million due to higher invested asset balances offset by $12 million higher unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $26 million from a loss of $23 million during the year ended December 31, 2010 to a gain of $3 million during the year ended December 31, 2011.  The $3 million gain in 2011 is due to $12 million of net realized gains on the sale of investments offset by a $3 million increase in the allowance for mortgage loan credit losses, due to the increase in mortgage loans and $6 million of credit related OTTI losses primarily on fixed maturity securities.  The $23 million loss in 2010 is due to $47 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $24 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $34 million, or 6%, to $647 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to an $11 million increase in asset based commission expense and a $22 million increase in other general operating expense due to segment growth in 2011.

Income tax expense increased by $17 million, or 45%, to $55 million during the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $18 million, or 12% increase in income before income taxes.  Additionally, the Company had a $5 million tax benefit in 2010 related to the closing of IRS examinations.

The following table provides information for the Retirement Services’ participant account values at December 31, 2011 and 2010:

	Year ended December 31,
(In millions)	2011	2010
General account - Fixed options:	$8,540	$7,866

Separate accounts - Variable options:	16,286	15,857

Proprietary mutual funds / Collective trust funds:	2,821	2,677

Retail investment options and administrative services only:	123,370	120,569

Account values invested in the general account fixed investment options have increased by $674 million, or 9%, at December 31, 2011 compared to December 31, 2010 primarily due to new sales.

Account values invested in the separate account variable investment options have increased by $429 million, or 3%, at December 31, 2011 compared to December 31, 2010.  The increase is primarily due to new public/non-profit sales and an increase in the U.S. equity markets, offset by higher 401(k) transfers to other fund options.

Account values invested in the proprietary mutual fund investment options have increased by $144 million, or 5%, at December 31, 2011 compared to December 31, 2010.  The increase is primarily due to new sales.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $2,801 million, or 2%, at December 31, 2011 compared to December 31, 2010.  The increase is primarily due to new sales.

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

Income from continuing operations for the Retirement Services segment increased by $42 million, or 55%, to $118 million during the year ended December 31, 2010 when compared to 2009.  The increase is primarily related to a $56 million increase in fee income, $17 million lower amortization of DAC and an improvement in net interest margins partially offset by a $46 million increase in general insurance expenses due to increased participants.

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

The following table provides information for the Retirement Services’ participant account values at December 31, 2010 and 2009:

	Year ended December 31,
(In millions)	2010	2009
General account - Fixed options:	$7,866	$6,971

Separate accounts - Variable options:	15,857	13,910

Proprietary mutual funds / Collective trust funds:	2,677	1,397

Retail investment options and administrative services only:	120,569	100,819

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

Account values invested in the proprietary mutual fund investment options have increased by $1,280 million, or 92%, at December 31, 2010 compared to December 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $19,750 million, or 20%, at December 31, 2010 compared to December 31, 2009.  The increase is primarily due to new sales and an overall increase in the U.S. equity markets.

7.6 Other Segment Results of Operations

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$125	$124
Fee income	5	4
Net investment income	46	45
Total revenues	176	173
Policyholder benefits	103	99
Operating expenses	89	62
Total benefits and expenses	192	161
Income (loss) before income taxes	(16)	12
Income tax expense (benefit)	(6)	5
Income (loss) from continuing operations	$(10)	$7

The Company’s Other reporting segment is substantially comprised of activity of the GWSC operating segment, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.  Income (loss) from continuing operations for the Company’s Other segment decreased by $17 million from a gain of $7 million during the year ended December 31, 2010 to a loss of $10 million during the year ended December 31, 2011.  The decrease of $17 million is primarily due to an increase in operating expenses of $27 million caused by a $8 million increase in commissions expense at GWSC, a $2 million increase in guarantee fund assessment, an $11 million increase in expenses on strategic initiatives, and a $6 million increase in other operating expenses.  This increase in operating expense was partially offset by a decrease in income tax expense of $11 million dollars which is due to the decrease in income before income taxes.

Year ended December 31, 2010 compared with the year ended December 31, 2009

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2010 and 2009:

	Year ended December 31,
Income statement data (In millions)	2010	2009
Premium income	$124	$129
Fee income	4	5
Net investment income	45	48
Net realized investment losses	—	(6)
Total revenues	173	176
Policyholder benefits	99	113
Operating expenses	62	71
Total benefits and expenses	161	184
Income before income taxes	12	(8)
Income tax expense	5	—
Income (loss) from continuing operations	$7	$(8)

Income (loss) from continuing operations for the Company’s Other segment increased by $15 million from a loss of $8 million during the year ended December 31, 2009 to a gain of $7 million during the year ended December 31, 2010.  The increase of $15 million is due to an $8 million increase from reinsurance which is primarily attributable to a decrease in future policy benefits.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at December 31, 2011 and 2010 follows:

	December 31,
(In millions)	2011		2010
Fixed maturities, available-for-sale	$16,590	69.1%	$15,943	69.1%
Fixed maturities, held for trading	147	0.6%	144	0.6%
Mortgage loans on real estate	2,513	10.5%	1,722	7.5%
Policy loans	4,220	17.6%	4,060	17.6%
Short-term investments, available-for-sale	333	1.4%	965	4.2%
Limited partnership and other corporation interests	169	0.7%	210	0.9%
Other investments	23	0.1%	25	0.1%
Total investment assets	$23,995	100.0%	$23,069	100.0%

Fixed Maturity Investments

Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.  Included in available-for-sale fixed maturities are perpetual debt investments which primarily consist of junior subordinated debt instruments that have no stated maturity date but pay fixed or floating interest in perpetuity.  The Company’s strategy related to mortgage-backed and asset-backed securities is to focus on those investments with low prepayment risk and minimal credit risk.

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services, Fitch Ratings and Moody’s Investor Services, Inc.  In addition, the NAIC implemented a ratings methodology for RMBS, CMBS and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at December 31, 2011 and 2010 is summarized as follows:

	December 31,
Credit Rating	2011	2010
AAA	33.0%	38.5%
AA	14.7%	14.0%
A	25.0%	21.9%
BBB	25.9%	23.3%
BB and below (Non-investment grade)	1.4%	2.3%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at December 31, 2011 and 2010:

	December 31,
Sector	2011	2010
Utility	15.8%	15.3%
Finance	10.5%	10.0%
Consumer	9.6%	8.7%
Natural resources	4.7%	4.8%
Transportation	2.4%	2.6%
Other	10.0%	8.4%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $35 million at December 31, 2011 from December 31, 2010.  Level 3 assets at December 31, 2011 were $318 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $353 million or 1% at December 31, 2010.  The decrease in Level 3 assets and liabilities is due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple vendors.

Due to market conditions beginning in 2008 which have continued into 2011, the Company uses internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $24 million and $58 million at December 31, 2011 and 2010, respectively.  The internal models utilize asset-backed index spread assumptions versus credit default spread assumptions used by the external pricing source.

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2011 and 2010, the Company had $7 million and $51 million, respectively, of securities out on loan and $2 million and $657 million, respectively, in short-term repurchase agreements, all of which are fully collateralized as described above.  During the year ended December 31, 2011, the Company had an average balance of dollar repurchase agreements of $742 million while the balance at year end was zero.  At December 31, 2010, the Company had $937 million in dollar repurchase agreements.  The decrease in dollar repurchase agreements during the year ended December 31, 2011 was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

The weighted average loan-to-value ratio for the Company’s mortgage loans on real estate was 53% at both December 31, 2011 and 2010.  The debt service coverage ratio was 2.10 and 2.00 times at December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, the Company originated 69 and 29 new loans with aggregate principal balances of $900 million and $347 million, respectively.  At origination, the weighted average loan-to-value ratio was 54% and 50% and the debt service coverage ratio was 2.31 and 2.43 times at December 31, 2011 and 2010, respectively.

The Company originates interest only and amortizing commercial mortgage loans.  During the years ended December 31, 2011 and 2010, the Company originated mortgage loans structured with an interest only component in the amount of $550 million and $212 million, respectively, compared to a total mortgage loan portfolio at December 31, 2011 and 2010 of $2,513 million and $1,722 million, respectively.  The weighted average loan-to-value ratio of the interest only loans originated in 2011 and 2010 was 54% and 48%, respectively.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing the interest rate, foreign currency exchange and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, when used for hedging purposes, these instruments typically reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

Investment Yield

Net investment income performance is analyzed excluding derivative income and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years ended December 31,
	2011	2010	2009
Net investment income	$1,152	$1,151	$1,120
Average invested assets, at amortized cost	22,267	20,918	19,914
Yield on average invested assets	5.17%	5.50%	5.62%

The yield on average invested assets decreased in 2011 compared to 2010 primarily due to the Company charging lower interest rates on policy loans in conjunction with earning lower yields on new investments as the U.S. Treasury curve shifted lower during the year.  The yield on average invested assets decreased in 2010 compared to 2009 primarily due to the Company charging lower interest rates on policy loans and achieving lower yields on new investments as credit markets stabilized, spreads across asset classes narrowed and the U.S. treasury yield curve shifted lower through the year.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $340 million and $969 million as of December 31, 2011 and 2010, respectively.  In addition, 99% and 98% of the fixed maturity portfolio carried an investment grade rating at December 31, 2011 and 2010, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company expects that our cash on hand and expected net cash generated by operating activities will exceed the anticipated needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million and $92 million of commercial paper outstanding at December 31, 2011 and 2010, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility during December 31, 2011.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2011 and 2010 were $98 million and $96 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted, however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility at either December 31, 2011 or 2010.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,129 million and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70 million and renews annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2011:

	Payment due by period
	Less than	One to	Three to	More than
	one year	three years	five years	five years	Total
Future policy benefits (1)	$1,563,494	$2,929,465	$2,921,405	$45,731,765	$53,146,129
Policy and contract claims (2)	193,965	28,641	23,110	86,761	332,477
Policyholders’ funds (3)	382,816	—	—	—	382,816
Provision for policyholder dividends (4)	64,710	—	—	—	64,710
Undistributed earnings on participating business (5)	—	—	—	11,105	11,105
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,177	74,355	74,355	940,714	1,126,601
Commercial paper (8)	97,536	—	—	—	97,536
Payable under securities lending agreements (9)	7,099	—	—	—	7,099
Investment purchase obligations (10)	97,694	—	—	—	97,694
Operating leases (11)	4,894	6,913	2,492	1,043	15,342
Other liabilities (12)	129,065	14,270	11,050	55,855	210,240
Total	$2,578,450	$3,053,644	$3,032,412	$47,355,643	$56,020,149

(1),(2)  Future policy benefits and policy and contract claims - The Company has estimated payments to be made to policy and contractholders for future policy benefits.  Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature.  However, a significant portion of policy benefits and claims to be paid do not have stated contractual maturity dates and ultimately may not result in any payment obligation.

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

(7)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2011 and do not consider the impact of future interest rate changes.

(8)  Commercial paper - The Company’s obligations under its commercial paper program are short-term in nature.  The amounts presented represent the amounts due upon maturity of the instrument.  The obligations related to these liabilities are presented in the table above in the less than one year category as presented in the Company’s consolidated balance sheet.

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

(11)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations.

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

•            Liabilities related to derivative counterparty collateral.

•            Statutory state escheat liabilities.

•            Expected benefit payments to the Company’s defined benefit pension and post-retirement medical plans through 2021.

•            Unrecognized tax benefits

•            Miscellaneous purchase obligations to acquire goods and services.

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

Market risk

The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity investments, mortgage loans on real estate and interest rate sensitive liabilities.  The fixed maturity investments primarily consist of direct obligations of the U.S. government and its agencies, direct obligations of U.S. states and their subdivisions, corporate debt securities and asset-backed and mortgage-backed securities.  All of these investments are exposed to changes in medium and long-term interest rates.  Interest rate sensitive product liabilities, primarily those liabilities associated with universal life insurance contracts and annuity contracts, have the same type of interest rate risk exposure as fixed maturity securities and mortgage loans on real estate.

To reduce interest rate risk, the Company performs periodic projections of asset and liability cash flows in order to evaluate the interest rate sensitivity of its fixed maturity securities and its product liabilities to interest rate movements.  For determinate liabilities, i.e. liabilities with stable, predictable cash flows on products that can’t be repriced (for example, certificate annuities and payout annuities), asset/liability cash flow mismatches are monitored and the asset portfolios are rebalanced as necessary to keep the mismatches within tolerance limits.  For these determinate liabilities, the investment policy predominantly requires assets with stable, predictable cash flows so that changes in interest rates will not cause changes in the timing of asset cash flows resulting in mismatches.  For indeterminate liabilities, i.e. liabilities that have less predictable cash flows but that can be repriced (for example, portfolio annuities and universal life insurance), the potential mismatch of assets and liabilities is tested under a wide variety of interest scenarios.  The potential cost of this mismatch is calculated.  If the potential cost is considered to be too high, actions considered would include rebalancing the asset portfolio and/or purchasing derivatives that reduce the risk as part of the hedging strategy program discussed below.  For each major block of indeterminate liabilities, the asset and liability positions are reviewed in senior management meetings to proactively recommend changes in the current investment strategy and/or a rebalance of the asset portfolio.

The Company supports a hedging strategy program that consists of the use of various derivative instruments including futures, forwards, interest rate swaps and options such as interest rate swaptions.  The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2011.  If interest rates increased by 100 basis points (1.00%), the December 31, 2011 fair value of the fixed income assets in the general account would decrease by approximately $1,046 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2011.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 1.34% to 6.03%.

Projected cash flows by		Interest rate
calendar years (In millions)	Benchmark	increase one percent
2012	$2,800	$2,726
2013	2,794	2,755
2014	2,494	2,487
2015	2,174	2,201
2016	2,194	2,184
Thereafter	12,281	12,552
Undiscounted total	$24,737	$24,905

Fair value	$20,379	$19,333

The Company does not have significant equity risk exposure associated with its equity invested assets as this type of investment is minimal.

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or AUM.  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of reduced fee income if equity markets decline.  If equity markets were to decline by 10%, the Company’s associated net fee income after subadvisor fees in 2012 would decline by approximately $15 million.

The Company’s surplus assets include equity investments.  There is a market risk of reduced asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $6.5 million on equity investments in non-affiliates.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits and guaranteed minimum withdrawal benefits.  The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for these benefits would increase by approximately $0.9 million.  The Company’s dynamic hedging program for the guaranteed minimum withdrawal benefit product would be expected to offset changes in the guaranteed minimum withdrawal benefit liability.

The Company’s exposure to foreign currency exchange rate fluctuations is minimal since only nominal amounts of foreign investments are held.  To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars.  These swaps are purchased each time a foreign currency denominated asset is purchased.

Insurance risk

The Company manages the risks associated with its insurance and other contractual liabilities through the use of actuarial modeling techniques.  These techniques utilize significant assumptions including morbidity, mortality, persistency, expenses and the cash flow stream of benefit payments.  Through these techniques, the Company attempts to match the anticipated cash flow streams of its invested assets with the anticipated cash flow streams of its insurance and other contractual obligations.  The cash flows associated with determinate policy liabilities are not interest rate sensitive but will vary based upon the timing and amount of benefit payments.  The primary risks associated with these liabilities are that the benefits will exceed those anticipated in the actuarial modeling or that the actual timing of the payment of benefits will differ from what was anticipated.

The Company utilizes reinsurance programs to control its exposure to general insurance risks.  Reinsurance agreements do not relieve the Company from its direct obligations to its insureds.  However, an effective reinsurance program limits the Company’s exposure to potentially large losses.  The failure of reinsurers to honor their obligations could result in losses to the Company.  To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk relative to the reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies.  The Company currently retains a maximum liability in the amount of $3.5 million of coverage per individual life. Further, the maximum annual growth due to automatic increases is $175,000 per annum, with an overall maximum of $1,000,000.

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

In the course of its business activities, the Company may be exposed to the risk that some actions may lead to damaging its reputation and hence damage its future business prospects.  These actions may include unauthorized activities of employees or others associated with the Company, inadvertent actions of the Company that become publicized and damage its reputation, regular or past business activities of the Company that become the subject of regulatory or media scrutiny or litigation and, due to a change of public perception, cause damage to the Company.  To manage or mitigate this risk, the Company has ongoing controls to limit the unauthorized activities of people associated with it.  The Company has adopted a Code of Business Conduct and Ethics which sets out the standards of business conduct to be followed by all of its directors, officers and employees.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Great-West Life & Annuity Insurance Company

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 29, 2012

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2011 and 2010

(In Thousands, Except Share Amounts)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,586,970 and $15,382,402)	$16,589,783	$15,943,057
Fixed maturities, held for trading, at fair value (amortized cost $134,591 and $134,587)	147,526	144,174
Mortgage loans on real estate (net of allowances of $21,130 and $16,300)	2,513,087	1,722,422
Policy loans	4,219,849	4,059,640
Short-term investments, available-for-sale (cost approximates fair value)	332,764	964,507
Limited partnership and other corporation interests	169,233	210,146
Other investments	22,990	24,650
Total investments	23,995,232	23,068,596

Other assets:
Cash	7,593	4,476
Reinsurance receivable	616,336	594,997
Deferred acquisition costs and value of business acquired	343,449	306,948
Investment income due and accrued	248,114	239,345
Collateral under securities lending agreements	7,099	51,749
Due from parent and affiliates	114,697	203,231
Goodwill	105,255	105,255
Other intangible assets	21,855	25,642
Other assets	505,401	475,994
Assets of discontinued operations	39,621	62,091
Separate account assets	22,331,391	22,489,038
Total assets	$48,336,043	$47,627,362

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2011 and 2010

(In Thousands, Except Share Amounts)

	December 31,
	2011	2010
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$21,828,274	$20,420,875
Policy and contract claims	310,455	293,383
Policyholders’ funds	382,816	372,980
Provision for policyholders’ dividends	64,710	66,244
Undistributed earnings on participating business	11,105	6,803
Total policy benefit liabilities	22,597,360	21,160,285

General liabilities:
Due to parent and affiliates	538,561	537,474
Repurchase agreements	—	936,762
Commercial paper	97,536	91,681
Payable under securities lending agreements	7,099	51,749
Deferred income tax liabilities, net	197,729	57,798
Other liabilities	532,327	460,310
Liabilities of discontinued operations	39,616	62,042
Separate account liabilities	22,331,391	22,489,038
Total liabilities	46,341,619	45,847,139

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	768,247	764,644
Accumulated other comprehensive income	445,372	242,516
Retained earnings	773,773	766,031
Total stockholder’s equity	1,994,424	1,780,223
Total liabilities and stockholder’s equity	$48,336,043	$47,627,362

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year ended December 31,
	2011	2010	2009
Revenues:
Premium income, net of premiums ceded of $40,720, $41,474 and $48,761	$523,216	$805,622	$560,252
Fee income	486,795	447,954	386,201
Net investment income	1,158,486	1,174,744	1,149,084
Realized investment gains (losses), net:
Total other-than-temporary losses	(19,467)	(96,648)	(112,764)
Other-than-temporary losses transferred to other comprehensive income	10,005	16,747	13,422
Other realized investment gains, net	33,957	55,406	31,802
Total realized investment gains (losses), net	24,495	(24,495)	(67,540)
Total revenues	2,192,992	2,403,825	2,027,997
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $36,876, $30,678 and $47,077	645,567	628,895	590,456
Increase in future policy benefits	18,828	320,167	109,728
Interest paid or credited to contractholders	529,349	518,918	552,620
Provision for policyholders’ share of earnings on participating business	2,884	2,197	1,245
Dividends to policyholders	67,334	70,230	72,755
Total benefits	1,263,962	1,540,407	1,326,804
General insurance expenses	535,636	498,386	435,478
Amortization of deferred acquisition costs and value of business acquired	41,634	50,741	62,274
Interest expense	37,462	37,421	37,508
Total benefits and expenses, net	1,878,694	2,126,955	1,862,064
Income from continuing operations before income taxes	314,298	276,870	165,933
Income tax expense	100,203	72,515	41,433
Income from continuing operations	214,095	204,355	124,500
Loss from discontinued operations, net of income tax benefit of $ - , $900 and $ -	—	(1,600)	—
Net income	$214,095	$202,755	$124,500

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2011, 2010 and 2009

(In Thousands)

			Accumulated Other
			Comprehensive Income (Loss)
		Additional	Unrealized	Employee
	Common	paid-in	gains (losses)	benefit plan	Retained
	stock	capital	on securities	adjustments	earnings	Total
Balances, January 1. 2009	$7,032	$756,912	$(691,594)	$(71,079)	$615,847	$617,118
Net income					124,500	124,500
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			(4,367)			(4,367)
Net change in unrealized gains (losses)			614,379			614,379
Employee benefit plan adjustment				28,468		28,468
Total comprehensive income						762,980
Impact of adopting ASC section 320-10-65 “Investments - Debt and Equity Securities” on available-for-sale securities, net of tax			(8,528)		8,528	—
Dividends					(24,682)	(24,682)
Capital contribution - stock-based compensation		2,181				2,181
Income tax benefit on stock-based compensation		2,237				2,237
Balances, December 31, 2009	7,032	761,330	(90,110)	(42,611)	724,193	1,359,834
Net income					202,755	202,755
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			6,346			6,346
Net change in unrealized gains (losses)			372,233			372,233
Employee benefit plan adjustment				(3,342)		(3,342)
Total comprehensive income						577,992
Dividends					(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855				1,855
Income tax benefit on stock-based compensation		1,459				1,459
Balances, December 31, 2010	7,032	764,644	288,469	(45,953)	766,031	1,780,223
Net income					214,095	214,095
Other comprehensive income (loss), net of income taxes:
Non-credit component of impaired losses on fixed maturities available-for-sale			13,590			13,590
Net change in unrealized gains (losses)			221,484			221,484
Employee benefit plan adjustment				(32,218)		(32,218)
Total comprehensive income						416,951
Dividends					(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786				1,786
Income tax benefit on stock-based compensation		1,817				1,817
Balances, December 31, 2011	$7,032	$768,247	$523,543	$(78,171)	$773,773	$1,994,424

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$214,095	$202,755	$124,500
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	2,884	2,197	1,245
Amortization of premiums / (accretion of discounts) on investments, net	(41,220)	(44,096)	(59,048)
Net realized (gains) losses on investments	(62,088)	26,665	85,627
Net proceeds / (purchases) of trading securities	3,597	901	(97,474)
Interest credited to contractholders	525,347	514,002	546,429
Depreciation and amortization	60,908	65,938	80,227
Deferral of acquisition costs	(88,165)	(80,020)	(74,642)
Deferred income taxes	30,002	37,524	94,096
Other, net	(4,037)	(9,834)	2,911
Changes in assets and liabilities:
Policy benefit liabilities	(148,298)	135,731	59,227
Reinsurance receivable	1,131	4,594	8,898
Investment income due and accrued	(8,769)	(13,896)	(79,674)
Other assets	(8,176)	9,256	(26,924)
Other liabilities	45,515	(112,002)	(86,125)
Net cash provided by operating activities	522,726	739,715	579,273

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	5,373,914	4,515,507	3,639,252
Mortgage loans on real estate	96,848	158,246	96,160
Limited partnership interests, other corporation interests and other investments	58,872	90,235	53,877
Purchases of investments:
Fixed maturities, available-for-sale	(6,405,522)	(5,355,943)	(3,975,219)
Mortgage loans on real estate	(899,234)	(331,843)	(281,962)
Limited partnership interests, other corporation interests and other investments	(7,874)	(19,528)	(13,598)
Net change in short-term investments	1,576,779	(919,023)	(360,896)
Net change in repurchase agreements	(936,762)	445,424	289,259
Policy loans, net	(41,408)	24,257	(625)
Purchases of furniture, equipment and software	(19,990)	—	—
Net cash used in investing activities	(1,204,377)	(1,392,668)	(553,752)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Contract deposits	$2,544,213	$2,234,984	$1,921,471
Contract withdrawals	(1,716,544)	(1,570,767)	(1,660,454)
Change in due to/from parent and affiliates	87,743	(16,274)	(141,770)
Dividends paid	(206,353)	(160,917)	(24,682)
Net commercial paper borrowings	5,855	(5,932)	446
Change in bank overdrafts	(31,963)	3,898	19,857
Income tax benefit of stock option exercises	1,817	1,459	2,237
Net cash provided by financing activities	684,768	486,451	117,105

Net increase (decrease) in cash	3,117	(166,502)	142,626
Cash, beginning of year	4,476	170,978	28,352
Cash, end of year	$7,593	$4,476	$170,978

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(121,436)	$33	$(44,878)
Income tax payments withheld and remitted to taxing authorities	53,630	56,664	55,055
Interest	37,463	37,421	37,508

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,786	$1,855	$2,181
Fair value of assets acquired in settlement of fixed maturity investments	13,021	—	—
Real estate acquired in satisfaction of debt	2,140	—	—

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts have been reclassified to conform to current year presentation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments in the absence of quoted market values (including derivative financial instruments), impairment of investments, accounting for derivative financial instruments, valuation of policy benefit liabilities, valuation of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), accounting for employee benefits plans and accounting for income taxes and the valuation of deferred tax assets.  Actual results could differ from those estimates.  However, in the opinion of management, these consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations.

Summary of Significant Accounting Policies

Investments

Investments are reported as follows:

1.             The Company classifies the majority of its fixed maturity investments as available-for-sale.  Included in fixed maturities are perpetual debt investments which primarily consist of junior subordinated debt instruments that have no stated maturity date but pay fixed or floating interest in perpetuity.  All available-for-sale fixed maturity investments are recorded at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, recorded in accumulated other comprehensive income (loss).  The Company recognizes the acquisition of its public fixed maturity investments on a trade date basis.  Net unrealized gains and losses related to participating contract policies that cannot be distributed are recorded as undistributed earnings on participating business.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

The Company’s allowance for credit loss is reviewed quarterly.  The determination of the calculation and the adequacy of the mortgage credit loss allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the allowance for credit losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.  Loans included in the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required.  Loans reviewed for specific impairment are excluded from the analysis to estimate the credit loss allowance for the loans categorized as performing in the portfolio.  Risk is mitigated through first position collateralization, guarantees, loan covenants and borrower reporting requirements.  Since the Company does not originate or hold uncollateralized mortgages, loans are generally not deemed fully uncollectable.  Generally, unrecoverable amounts are written off during the final stage of the foreclosure process.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

all accrual of interest is discontinued.  The Company resumes interest accrual on loans when a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

On a quarterly basis, any loans with terms that were modified during that period are reviewed to determine if the loan modifications constitute a troubled debt restructuring (“TDR”).  In evaluating whether a loan modification constitutes a TDR, it must be determined that the modification is a significant concession and the debtor is experiencing financial difficulties.

3.             Limited partnership and other corporation interests are accounted for using either the cost or equity method of accounting.  The Company uses the cost method on investments where it has a minor equity interest and no significant influence over the entity’s operations.  The Company uses the equity method when it has a partnership interest that is considered more than minor, although the Company has no significant influence over the entity’s operations.  Also included in limited partnership interests are limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.  These interests are carried at amortized cost as determined using the effective yield method.

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

5.             Short-term investments include securities purchased with initial maturities of one year or less and are generally carried at amortized cost, which approximates fair value.  The Company classifies its short-term investments as available-for-sale.

6.             The Company enters into dollar repurchase agreements with third party broker-dealers.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancements on its investment portfolio.  The dollar repurchase trading strategy involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price.  Assets to be repurchased are the same, or substantially the same, as the assets transferred, and are accounted for as collateralized borrowings.  Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return.  The difference between the sales price and the future repurchase price is recorded as an adjustment to net investment income.  In connection with repurchase agreements transactions, it is the Company’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest, at all times.  During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold.  Losses may arise from changes in the value of the securities or if the counterparty enters bankruptcy proceedings or becomes insolvent.  In such cases, the Company’s right to

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

repurchase the security may be restricted.  Amounts owed to brokers under these arrangements are included in repurchase agreements. The liability is collateralized by securities with approximately the same fair value.

7.             The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancements on its investment portfolio.  The borrower can return and the Company can request the loaned securities at any time.  The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term.  Securities lending transactions are accounted for as collateralized borrowings.  The securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  Such collateral is used to replace the securities loaned in event of default by the borrower.  Acceptable collateral is generally defined as government securities, letters of credit and/or cash collateral.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.

8.             The Company’s other-than-temporary impairments accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary.  The assessment of whether an other-than-temporary impairment has occurred on fixed maturity investments where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•        The extent to which estimated fair value is below cost;

•        The decline in fair value is attributable to specific adverse conditions affecting a particular instrument, its issuer, an industry or geographic area;

•        The length of time for which the estimated fair value has been below cost;

•        A fixed maturity investment has been downgraded by a credit rating agency;

•        The financial condition of the issuer has deteriorated;

•        The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future; and

•        Dividends have been reduced or eliminated or scheduled interest payments have not been made.

If management either (a) has the intent to sell a fixed maturity investment or (b) it is more likely than not the Company will be required to sell a fixed maturity investment before its anticipated recovery, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security.  If management does not intend to sell the security and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an other-than-temporary impairment is considered to have occurred.  In this instance, total other-than-temporary impairment is bifurcated into two components: the amount related to the credit

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

loss, which is recognized in current period earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in accumulated other comprehensive income (loss).  The calculation of expected cash flows utilized during the impairment evaluation process are determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics and current levels of subordination.  After the recognition of an other-than-temporary impairment, a fixed maturity investment is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment, with an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  The Company accretes the new cost basis to estimated future value over the remaining life of the security based on the future estimated cash flows by adjusting the security’s yield.

Fair Value

Certain assets and liabilities are recorded at fair value on the Company’s consolidated balance sheets.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s assets and liabilities recorded at fair value have been categorized based upon the following fair value hierarchy:

•                  Level 1 inputs utilize observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Financial assets and liabilities utilizing Level 1 inputs include certain money market funds.

•                  Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities are obtained from pricing services.  The inputs used by the pricing services are reviewed at least quarterly or when the pricing vendor issues updates to its pricing methodology.  For fixed maturity securities and separate account assets and liabilities, inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, evaluated bids, offers and reference data including market research publications.  Additional inputs utilized for assets and liabilities classified as Level 2 are:

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

•                  Common collective trusts — the net asset value based on the underlying trust investments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

•                  Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability.  In general, the prices of Level 3 securities, are obtained from single broker quotes and internal pricing models.  If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3.  Broker quotes are validated through an internal analyst review process, which includes validation through known market conditions and other relevant data.  Internal models are usually cash flow based utilizing characteristics of the underlying collateral of the security such as default rate and other relevant data.  Inputs utilized for securities classified as Level 3 are as follows:

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

Derivative financial instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, cross-currency swaps, U.S. government treasury futures contracts, Eurodollar futures contracts, futures on equity indices and interest rate swap futures.  The Company uses these derivative instruments to manage various risks, including interest rate and foreign exchange risk associated with its invested assets and liabilities.  Derivative instruments are not used for speculative reasons.

All derivatives, regardless of hedge accounting treatment, are recorded in other assets and other liabilities at fair value.  Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the consolidated income statements when the hedged item affects earnings.  If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income.  Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.  Investment gains and losses generally result from the termination of derivative contracts prior to expiration.

The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed minimum withdrawal benefit, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities and certain separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-U.S. dollar denominated assets and fee revenue based on equity market performance and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

The Company controls the credit risk of its derivative contracts through credit approvals, limits, monitoring procedures and in many cases, requiring collateral.  The Company’s exposure is limited to the portion of

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.  The Company incorporates the market’s perception of its own and the counterparty’s non-performance risk through review of credit spreads in determining the fair value of the portion of its over-the-counter (“OTC”) derivative assets and liabilities that are uncollateralized.  Fair values are adjusted accordingly based on an internal carry value adjustment model.

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

Certain derivatives in a net asset position have cash pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty. This collateral is held in a custodial account for the benefit of the Company.  This unrestricted cash collateral is included in other assets and the obligation to return it is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  Cash collateral pledged is included in other assets.

Cash

Cash includes only amounts in demand deposit accounts.

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment.  These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment.  This delay in funding results in a temporary source of financing.  The activity related to book overdrafts is included in the financial activities in the consolidated statement of cash flows.  The book overdrafts are included in other liabilities in the accompanying consolidated balance sheets.  At December 31, 2011 and 2010, these liabilities were $609 and $32,572, respectively.

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized using the straight-line method over its estimated useful life.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $33,021 and $24,196, are included in other assets at December 31, 2011 and 2010, respectively.  The Company capitalized $16,676, $9,816 and $8,014 of internal use software development costs during the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred acquisition costs and value of business acquired

DAC, which primarily consists of sales commissions and costs associated with the Company’s sales representatives related to the production of new business or through the acquisition of insurance or annuity contracts through indemnity reinsurance transactions, has been deferred to the extent recoverable.  VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.  The recoverability of such costs is dependent upon the future profitability of the related business.  DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits.  DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Goodwill and other intangible assets

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

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships and preferred provider relationships in various acquisitions.  These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market and replacement or reproduction cost.  The initial valuations of these intangible assets were supported by an independent valuation study that was commissioned by the Company.  Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based upon the cash flows generated by these assets.

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

Life insurance and annuity future benefits

Life insurance and annuity future benefits with life contingencies in the amounts of $13,051,532 and $12,395,926 at December 31, 2011 and 2010, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds.  Annuity contract benefits without life contingencies in the amounts of $8,727,286 and $7,976,954 at December 31, 2011 and 2010, respectively, are established at the contractholder’s account value.

Reinsurance Ceded

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

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

Participating life and annuity policy benefit liabilities are $6,705,462 and $6,544,238 at December 31, 2011 and 2010, respectively.  Participating business comprises approximately 8% and 9% of the Company’s individual life insurance in-force at December 31, 2011 and 2010, respectively, and 19%, 13% and 19% of individual life insurance premium income for the years ended December 31, 2011, 2010 and 2009, respectively.  The policyholder’s share of net income on participating policies is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Recognition of premium and fee income and benefits and expenses

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

Realized investment gains (losses) and derivative financial instruments

Realized investment gains and losses are reported as a component of revenues and are determined on a specific identification basis.  Realized investment gains and losses also result from the termination of derivative contracts prior to expiration that are not designated as hedges for accounting purposes and certain fair-value hedge relationships.

Income taxes

Income taxes are recorded using the asset and liability method in which deferred tax assets and liabilities are recorded for expected future tax consequences of events that have been recognized in either the Company’s consolidated financial statements or consolidated tax returns.  In estimating future tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

consequences, all expected future events, other than the enactments or changes in the tax laws or rules, are considered.  A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

Share-based compensation

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

2.      Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2 and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy roll forward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and adopted the Level 3 purchases, sales, issuances and settlements provisions for its fiscal year beginning January 1, 2011.  The provisions of ASU No. 2010-06 relate only to financial statement disclosures and, accordingly, did not have an impact on the Company’s consolidated financial position or the results of its operations.

In April 2010, the FASB issued ASU No. 2010-15 “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU No. 2010-15”).  ASU No. 2010-15 clarifies that an insurance company should not consider any separate account interests in an investment held for the benefit of policyholders to be its interests and that those interests should not be combined with interests of its general account in the same investment when assessing the investment for consolidation.  ASU No. 2010-15 also provides that an insurance company is required to consider a separate account as a subsidiary for purposes of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate.  ASU No. 2010-15 is effective for fiscal years beginning after December 15, 2010.  The Company adopted ASU No. 2010-15 for its fiscal year beginning on January 1, 2011.  The adoption of ASU No. 2010-15 did not have an impact on the Company’s consolidated financial position or the results of its operations.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted ASU No. 2011-02 for its fiscal period ended September 30, 2011.  The provisions of ASU No. 2011-02 related only to financial statement disclosure and, accordingly, did not have an impact on the Company’s consolidated financial position or the results of operations.

Future adoption of new accounting pronouncements

In October 2010, the FASB issued ASU No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as DAC.  ASU No. 2010-26 is effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company will adopt ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and expects to apply the retrospective method of adoption.  Accordingly, upon adoption, DAC will be reduced with a corresponding reduction, net of tax, to stockholder’s equity as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance.  The Company estimates the impact as of December 31, 2011, retrospective adoption would reduce DAC by approximately $120,000 to $130,000 and would reduce stockholder’s equity by approximately $76,000 to $86,000, net of tax.  Expenses in future periods will be higher due to a decrease of deferrable expenses.  However, amortization expense will be lower in future periods due to the lower DAC balance, before the effect of any amortization related to realized gains and losses.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criterions under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-03 will not have an impact on the Company’s consolidated financial position or the results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”).  ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-04 will not have an impact on the Company’s consolidated financial position or the results of operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that, upon adoption, entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company will adopt ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-05 will not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No 2011-05 was subsequently amended by ASU No. 2011-12.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”).  ASU No. 2011-08 provides that entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of recorded goodwill is less than its carrying value.  If an entity concludes that it is more likely than not that the fair value of recorded goodwill is less than its carrying value, it is then required to calculate the fair value of the recorded goodwill and to measure the amount of impairment loss, if any.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  The Company will adopt the provisions of ASU No. 2011-08 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-08 will not have an impact on the Company’s consolidated financial position or the results of its operations.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”).  ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and statement in which other comprehensive income is presented, for both interim and annual periods.  ASU No. 2011-12 does not effect any other provisions of ASU No. 2011-05.  ASU No. 2011-12 is effective for fiscal years and interim periods within those years ending after December 15, 2011.  The Company will adopt the provisions of ASU No. 2011-12 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-12 will not have an impact on the Company’s consolidated financial position or the results of operations.

3.  Related Party Transactions

Included in the consolidated balance sheets at December 31, 2011 and 2010 are the following related party amounts:

	December 31,
	2011	2010
Reinsurance receivable	$502,093	$483,564
Future policy benefits	2,115,676	2,183,167

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Included in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 are the following related party amounts:

	Year ended December 31,
	2011	2010	2009
Premium income, net of related party premiums ceded of $6,912, $3,588, and $3,411	$129,072	$131,037	$137,085
Life and other policy benefits, net of reinsurance recoveries of $6,426, $4,906 and $7,415	106,790	122,830	118,624
Decrease in future policy benefits	(70,554)	(65,778)	(45,960)

The Company provides administrative and operational services for the United States operations of The Great-West Life Assurance Company (“GWL”) and the United States operations of The Canada Life Assurance Company (“CLAC”), wholly-owned subsidiaries of Lifeco.  The Company also provides investment services for London Reinsurance Group, an indirect subsidiary of GWL.  The following table presents revenue and expense reimbursement from related parties for services provided pursuant to these service agreements for the years ended December 31, 2011, 2010 and 2009.  These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year ended December 31,
	2011	2010	2009
Investment management and administrative revenue included in fee income and net investment income	$7,492	$7,505	$7,334
Administrative and underwriting expense reimbursements included as a reduction to general insurance expense	3,629	988	944
Total	$11,121	$8,493	$8,278

The following table summarizes amounts due from parent and affiliates at December 31, 2011 and 2010:

			December 31,
Related party	Indebtedness	Due date	2011	2010
GWL&A Financial Inc.	On account	On demand	$6,976	$11,298
Great-West Lifeco U.S. Inc.	On account	On demand	105,614	191,185
Great-West Lifeco Finance LP	On account	On demand	716	—
Great-West Lifeco Finance LP II	On account	On demand	524	187
Putnam Investments LLC	On account	On demand	308	182
Crown Life Insurance Company	On account	On demand	195	152
Other related party receivables	On account	On demand	364	227
Total			$114,697	$203,231

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following table summarizes amounts due to parent and affiliates at December 31, 2011 and 2010:

			December 31,
Related party	Indebtedness	Due date	2011	2010
GWL&A Financial Inc. (1)	Surplus note	November 2034	$194,362	$194,231
GWL&A Financial Inc. (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2011	4,701	4,701
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	140	13
Great-West Lifeco Finance LP II	On account	On demand		—
London Life Financial Corporation	On Account	On demand	1,715	—
The Great-West Life Assurance Company	On account	On demand	1,765	4,046
The Canada Life Assurance Company	On account	On demand	2,478	1,083
Other related party payables
Total			$538,561	$537,474

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,362 and $194,231 at December 31, 2011 and 2010, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.  The note matures on November 14, 2034.

(2) A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016.  After May 16, 2016, the surplus note bears an interest rate of 2.588% plus the then-current three-month London Interbank Offering Rate (“LIBOR”).  The surplus note is redeemable by the Company at the principal amount plus any accrued and unpaid interest after May 16, 2016.  The note matures on May 16, 2046.

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

Interest expense attributable to these related party debt obligations was $37,163 for the year ended December 31, 2011 and $37,042 for each of the years ended December 31, 2010 and 2009.  Included in other liabilities on the consolidated balance sheets at December 31, 2011 and 2010 is $4,701 of interest payable attributable to these related party debt obligations.

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,128,500 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At December 31, 2011 and 2010 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $450,820 and $436,661 of funds withheld assets as of December 31, 2011 and 2010, respectively.  CLAC pays the Company on, a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

A subsidiary of the Company, GW Capital Management, LLC, serves as a Registered Investment Advisor to Maxim Series Fund, Inc. an affiliated open-end management investment company, to several affiliated insurance company separate accounts and to Collective Investment Trusts, an affiliated entity.  A subsidiary of the Company, Orchard Trust Company, LLC, serves as trustee to Collective Investment Trusts.  Included in fee income on the consolidated statements of income is $69,172, $59,320 and $52,540 of advisory and management fee income from these affiliated entities for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s separate accounts invest in shares of Maxim Series Fund, Inc. and Putnam Funds which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2011, 2010 and 2009, these purchases totaled $112,117, $162,504 and $149,302, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $266,340 and $269,495 at December 31, 2011 and 2010, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

4.      Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2011 and 2010:

	December 31, 2011
Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,209,420	$107,363	$1,112	$2,315,671	$—
Obligations of U.S. states and their subdivisions	1,773,687	297,488	5	2,071,170	—
Corporate debt securities (3)	8,287,960	762,045	154,259	8,895,746	3,672
Asset-backed securities (2)	2,006,544	70,117	125,217	1,951,444	(23,837)
Residential mortgage-backed securities	578,046	17,461	3,965	591,542	1,409
Commercial mortgage-backed securities	712,831	42,538	7,572	747,797	—
Collateralized debt obligations	18,482	3	2,072	16,413	—
Total fixed maturities	$15,586,970	$1,297,015	$294,202	$16,589,783	$(18,756)

(1)	Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.
(2)

OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment. The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position of $23,837 at December 31, 2011 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(3)	Includes perpetual debt investments with amortized cost of $253,023 and estimated fair value of $166,284 at December 31, 2011.

	December 31, 2010
Fixed Maturities:	Amortized cost	Gross unrealized gains	Gross unrealize losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,289,010	$96,924	$14,784	$2,371,150	$—
Obligations of U.S. states and their subdivisions	1,784,299	173,567	15,603	1,942,263	—
Corporate debt securities (3)	7,625,810	557,104	144,486	8,038,428	5,439
Asset-backed securities (2)	2,104,420	51,663	154,157	2,001,926	(22,284)
Residential mortgage-backed securities	730,293	20,888	12,119	739,062	505
Commercial mortgage-backed securities	812,915	28,049	20,615	820,349	—
Collateralized debt obligations	35,655	5	5,781	29,879	—
Total fixed maturities	$15,382,402	$928,200	$367,545	$15,943,057	$(16,340)

(1)	Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.
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

(3)	Includes perpetual debt investments with amortized cost of $253,023 and estimated fair value of $189,877 at December 31, 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

See Note 6 for additional information on policies regarding estimated fair value of fixed maturity investments.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2011, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 30, 2011
	Amortized cost	Estimated fair value
Maturing in one year or less	$478,189	$511,588
Maturing after one year through five years	3,161,433	3,420,611
Maturing after five years through ten years	3,554,634	3,965,884
Maturing after ten years	2,972,324	3,186,060
Mortgage-backed and asset-backed securities	5,420,390	5,505,640
	$15,586,970	$16,589,783

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Proceeds from sales	$3,958,589	$3,222,700	$2,258,653
Gross realized gains from sales	104,893	62,702	42,375
Gross realized losses from sales	23,138	26	267

Gross realized gains and losses from sales during the year were primarily attributable to changes in interest rates and gains and losses on repurchase agreement transactions.

Included in net investment income are unrealized gains of $12,935, $9,587 and $4,749 on held-for-trading fixed maturity investments still held at December 31, 2011, 2010 and 2009, respectively.

The Company has a corporate fixed maturity security with a fair value of $9,949 and $8,845 that has been non-income producing for the twelve months preceding December 31, 2011 and 2010, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.

Mortgage loans on real estate - The following table summarizes the carry value of the mortgage loan portfolio by component as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Principal	$2,510,949	$1,709,075
Unamortized premium (discount)	23,268	29,647
Allowance for credit loss	(21,130)	(16,300)
Total mortgage loans	$2,513,087	$1,722,422

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Of the total principal balance in the mortgage loan portfolio, $2,067 and $8,470 related to impaired loans at December 31, 2011 and 2010, respectively.  The decrease in the impaired loans balance was due to four loans that were foreclosed upon and one loan that was paid in full offset by one loan that was deemed non-performing during the year ended December 31, 2011.

The recorded investment in impaired mortgage loans was $2,067 and $9,576 at December 31, 2011 and 2010, respectively.  The average recorded investment of impaired mortgage loans was $5,822, $5,101 and $313 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Performing	$2,532,150	$1,729,146
Non-performing	2,067	9,576
Total	$2,534,217	$1,738,722

The following table summarizes activity in the allowance for mortgage loan credit losses for the years ended December 31, 2011, 2010 and 2009:

	Year ended December, 31
	2011	2010	2009
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$16,300	$14,854	$8,834
Provision increases	4,830	1,446	6,172
Provision decreases	—	—	(152)
Ending balance	$21,130	$16,300	$14,854

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$21,130	$16,300	$14,854

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,534,217	$1,738,722	$1,568,986
Individually evaluated for impairment	18,493	27,250	4,506
Collectively evaluated for impairment	2,515,724	1,711,472	1,564,480

The table below summarizes the recorded investment of the mortgage loan portfolio by aging category as of December 31, 2011 and 2010:

	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure (1)	Total portfolio balance
Commercial mortgages:
December 31, 2011	$2,534,217	$—	$—	$—	$2,534,217
December 31, 2010	1,733,922	2,642	—	2,158	1,738,722

(1) December 31, 2010 includes four loans in the amount of $2,158 in process of foreclosure.

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

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At December 31, 2011 and 2010, the Company had $169,233 and $210,146, respectively, invested in limited partnership and other corporation interests.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The Company has determined its investment in low-income housing limited partnerships (“LIHLP”) to be considered a VIE.  Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance.

As a 99% limited partner in various upper-tier LIHLPs, the Company has few or no voting rights, but expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The Company is only an equity investor and views the LIHLP as a single investment.  The general partner of the LIHLPs is most closely involved in the development and management of the LIHLP project.  The general partner has a small ownership of the partnership, which requires a de minimus capital contribution.  This equity investment is reduced based on fees paid at inception by the limited partner; therefore, the general partner does not qualify as having an equity investment at risk in the LIHLP project.  However, the limited partner does not have the direct or indirect ability through voting rights or similar rights to make decisions about the general partner’s activities that have a significant effect on the success of the partnership.

The following table presents information about the nature and activities of the VIEs and the effect on the Company’s financial statements as of December 31, 2011 and 2010 as follows:

	Limited partnership and
	other corporation interests	Liabilities	Maximum exposure to loss
December 31, 2011	$111,631	$—	$111,631
December 31, 2010	151,158	—	151,158

Securities pledged, special deposits and securities lending -  The Company pledges investment securities it owns to unaffiliated parties to meet initial margin requirements for exchange-traded futures contracts.  The fair value of margin deposits related to futures contracts was $4,765 and $5,979 at December 31, 2011 and 2010, respectively.

The Company had securities on deposit with government authorities as required by certain insurance laws with fair values in the amounts of $16,631 and $14,144 at December 31, 2011 and 2010, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $7,266 and $45,000 and estimated fair values in the amounts of $6,823 and $50,807 were on loan under the program at December 31, 2011 and 2010, respectively.  The Company received restricted cash collateral in the amounts of $7,099 and $51,749 at December 31, 2011 and 2010, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at December 31, 2011 and 2010:

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$297,410	$913	$17,531	$199	$314,941	$1,112
Obligations of U.S. states and their subdivisions	1,557	5	—	—	1,557	5
Corporate debt securities	363,111	12,986	479,441	141,273	842,552	154,259
Asset-backed securities	218,850	10,365	841,415	114,852	1,060,265	125,217
Residential mortgage-backed securities	14,203	373	120,364	3,592	134,567	3,965
Commercial mortgage-backed securities	6,726	13	68,952	7,559	75,678	7,572
Collateralized debt obligations	—	—	16,392	2,072	16,392	2,072
Total fixed maturities	$901,857	$24,655	$1,544,095	$269,547	$2,445,952	$294,202

Total number of securities in an unrealized loss position		89		167		256

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$892,025	$14,551	$22,471	$233	$914,496	$14,784
Obligations of U.S. states and their subdivisions	391,101	11,332	99,720	4,271	490,821	15,603
Corporate debt securities	477,059	15,486	819,627	129,000	1,296,686	144,486
Asset-backed securities	52,814	1,505	1,071,557	152,652	1,124,371	154,157
Residential mortgage-backed securities	26,142	509	146,532	11,610	172,674	12,119
Commercial mortgage-backed securities	53,462	2,086	79,429	18,529	132,891	20,615
Collateralized debt obligations	5,745	29	23,112	5,752	28,857	5,781
Total fixed maturities	$1,898,348	$45,498	$2,262,448	$322,047	$4,160,796	$367,545

Total number of securities in an unrealized loss position		161		227		388

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $73,343, or 20%, from December 31, 2010 to December 31, 2011.  This decrease in unrealized losses was across most asset classes and reflects recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities increased by $9,773 from December 31, 2010 to December 31, 2011.  The valuation of these securities has been influenced by market conditions with widening credit spreads in the finance sector resulting in generally lower valuations of these fixed income securities.  The finance sector accounts for 91% of the corporate debt securities unrealized loss at December 31, 2011.

Unrealized losses on asset-backed securities decreased by $28,940 since December 31, 2010, generally due to lower interest rates, increased market liquidity and other-than-temporary impairments recognized during the year.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Corporate debt securities account for 52% of the unrealized losses and OTTI greater than twelve months.  Of the $141,273 of unrealized losses and OTTI over twelve months on corporate debt securities, 64% are on securities which continue to be rated investment grade.  Of the $51,356 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, $42,036 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have senior debt ratings of A- or higher.  The Company determined that the majority of the unrealized losses on the perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities.  Based on our analysis, the Company concluded that the ability of the issuers to service the investment has not been compromised by these factors.  Additionally, although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 43% of the unrealized losses and OTTI greater than twelve months.  Of the $114,852 of unrealized losses and OTTI over twelve months on asset-backed securities, 85% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 89% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition - The Company recorded other-than-temporary impairments on fixed maturity investments for the years ended December 31, 2011, 2010 and 2009 as follows:

	Year ended December 31, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Corporate debt securities	$501	$—	$—	$501
Asset-backed securities	6,264	—	10,005	16,269
Total fixed maturities	$6,765	$—	$10,005	$16,770

(1) Of the $6,264 in asset-backed fixed maturities, all is bifurcated credit loss recognized on one held security.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, $53,327 and $8,558 were related to Ambac Financial Group, Inc. and Financial Guaranty Insurance Company, respectively, for the year ended December 31, 2010.  Of the $67,070 in total fixed maturities, $66,286 is the bifurcated credit loss recognized on securities.

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

(1) Of the credit-related other-than-temporary impairment on asset-backed securities, all of it was related  to Financial Guaranty Insurance Company for the year ended December 31, 2009.  Of the $91,940 in total fixed maturities, $88,134 is the bifurcated credit loss recognized on securities.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year ended December 31,
	2011	2010	2009
Bifurcated credit loss:
Beginning balance	$181,611	$115,325	$43,871
Additions:
Initial impairments - credit loss on securities not previously impaired	6,264	66,286	88,134
Reductions:
Due to sales, maturities, or payoffs during the period	(876)	—	—
Non-credit losses reclassified out of retained earnings into AOCI	—	—	(16,680)
Ending balance	$186,999	$181,611	$115,325

Net Investment Income

The following table summarizes net investment income for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Investment income:
Fixed maturity and short-term investments	$821,582	$823,828	$795,323
Mortgage loans on real estate	117,796	96,711	85,116
Policy loans	218,663	234,944	244,140
Limited partnership interests	6,915	5,767	2,514
Net interest on funds withheld balances under reinsurance agreements, related party	18,376	17,130	18,448
Derivative instruments (1)	(11,613)	7,182	10,489
Other	3,113	5,079	6,614
	1,174,832	1,190,641	1,162,644
Investment expenses	(16,346)	(15,897)	(13,560)
Net investment income	$1,158,486	$1,174,744	$1,149,084

(1) Includes gains (losses) on the hedged asset for fair value hedges.

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses) for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Realized investment gains (losses):
Fixed maturity and short-term investments	$78,637	$(15,793)	$(58,208)
Derivative instruments	(47,264)	(17,076)	(3,905)
Other	(2,048)	9,820	745
Provision for mortgage impairments, net of recoveries	(4,830)	(1,446)	(6,172)
Realized investment gains (losses)	$24,495	$(24,495)	$(67,540)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Included in net investment income and realized investment gains (losses) are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of investments that are segmented for the benefit of the participating fund account.  The amounts of net investment income allocated to the participating fund account were $4,095, $4,481 and $4,799 for the years ended December 31, 2011, 2010 and 2009, respectively.  The amounts of realized investment gains (losses) allocated to the participating fund account were $279, $438 and $234 for the years ended December 31, 2011, 2010 and 2009, respectively.

5.  Derivative Financial Instruments

Derivative transactions, excluding cross-currency swaps, are entered into pursuant to master agreements and other contracts that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The Company holds $11,985 and $7,790 of unrestricted cash collateral from derivative counterparties to satisfy collateral netting agreements at December 31, 2011 and 2010, respectively.  For a complete discussion of the Company’s policy surrounding derivative collateral, refer to Note 1, Organization and Significant Accounting Policies.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Cross-currency swaps are used to manage the foreign exchange rate risk associated with investments denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The Company’s derivatives treated as cash flow hedges are eligible for hedge accounting.

At December 31, 2011, the Company estimates that $7,996 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

Fair value hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a fixed rate to a floating rate to manage the risk of the change in the fair value of certain fixed rate maturity investments.  Interest rate futures are used to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

Derivatives not designated as hedging instruments

The Company enters into transactions in which derivatives are not designated as hedging instruments.  Accordingly, hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, exchange-traded equity index futures on certain indices, OTC interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and interest rate futures.

The derivative instruments mentioned above are economic hedges and used to manage risk.  These transactions are used to offset changes in liabilities, hedge the economic effect of a large increase in interest rates, manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders, manage interest rate risks of forecasted acquisitions of fixed rate maturity investments and forecasted liability pricing, and hedge equity based fee income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables summarize derivative financial instruments at December 31, 2011 and 2010:

	December 31, 2011
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	20,894	$20,894	$—
Cross-currency swaps	69,030	6,241	6,241	—
Total cash flow hedges	253,230	27,135	27,135	—

Fair value hedges:
Interest rate swaps	35,800	(1,011)	—	1,011
Total fair value hedges	35,800	(1,011)	—	1,011

Total derivatives designated as hedges	289,030	26,124	27,135	1,011

Derivatives not designated as hedges:
Interest rate swaps	392,235	(8,316)	4,687	13,003
Futures on equity indices	2,680	—	—	—
Interest rate futures	59,090	—	—	—
Interest rate swaptions	890,400	944	944	—

Total derivatives not designated as hedges	1,344,405	(7,372)	5,631	13,003

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,633,435	$18,752	$32,766	$14,014

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the consolidated balance sheets.

	December 31, 2010
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$90,700	$10,255	$10,386	$131
Cross-currency swaps	30,000	(252)	—	252
Interest rate futures	80,700	—	—	—
Total cash flow hedges	201,400	10,003	10,386	383

Fair value hedges:
Interest rate futures	128,900	—	—	—
Total fair value hedges	128,900	—	—	—

Total derivatives designated as hedges	330,300	10,003	10,386	383

Derivatives not designated as hedges:
Interest rate swaps	612,902	4,036	9,484	5,448
Futures on equity indices	680	—	—	—
Interest rate futures	52,360	—	—	—
Interest rate swaptions	1,083,000	4,956	4,956	—

Total derivatives not designated as hedges	1,748,942	8,992	14,440	5,448

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$2,079,242	$18,995	$24,826	$5,831

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

The Company had 143 and 117 swap transactions with an average notional amount of $16,361 and $19,745 during the years ended December 31, 2011 and 2010, respectively.  The Company added one cross-currency swap during the year ended December 31, 2011.  The Company had 1,678 and 979 futures transactions with an average number of contracts per transaction of 18 and 26 during the years ended December 31, 2011 and 2010, respectively.  The Company had 44 swaption transactions with an average notional amount of $5,986 during the year ended December 31, 2011.  During the year ended December 31, 2010, the Company had three swaptions expire.

The change in notional amount of derivatives during the year was primarily due to the following:

•                 The net decrease of $486,837 in interest rate swaps, interest rate futures and interest rate swaptions was primarily the result of a decrease in interest rates.

•                  The increase of $39,030 in cross-currency swaps was due to a new swap added to hedge a floating rate British pound asset.

The Company recognized total derivative gains (losses) in net investment income of ($15,428), $1,366 and $2,105 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company realized net investment gains (losses) on closed derivative positions of ($38,794), ($17,076) and ($3,905) for the years ended December 31, 2011, 2010 and 2009, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the consolidated statement of income for the years ended December 31, 2011, 2010 and 2009 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)				Gain (loss) recognized in net income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,				Year ended December 31,
	2011	2010	2009	2011	2010	2009		2011	2010	2009
Cash flow hedges:
Interest rate swaps	$21,322	$13,896	$(52,350)	$2,820	$1,582	$553	(A)	$9	$—	$6	(A)
Cross-currency swaps	1,123	3,065	(5,334)	—	—	—		—	—	—
Interest rate futures	—	—	—	—	—	—		(92)	92	—	(A)
Interest rate futures	(1,431)	332	466	43	110	53	(A)	6	545	—	(B)
Total cash flow hedges	$21,014	$17,293	$(57,218)	$2,863	$1,691	$606		$(77)	$637	$6

(A)  Income statement location: Net investment income.

(B)  Income statement location: Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income				Gain (loss) on hedged assets recognized in net income
	Year ended December 31,				Year ended December 31,
	2011	2010	2009		2011	2010	2009
Fair value hedges:
Interest rate swaps	$(1,011)	$—	$—	(A)	$—	$—	$—
Interest rate futures	(285)	(1,027)	6,030	(A)	—	—	—
Interest rate futures	(8,311)	(1,088)	(1,124	)(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		1,011	—	—	(A)
Items hedged in interest rate futures	—	—	—		(2,002)	3,632	(4,691	)(A)
Items hedged in interest rate futures	—	—	—		8,470	—	—	(B)
Total fair value hedges (1)	$(9,607)	$(2,115)	$4,906		$7,479	$3,632	$(4,691)

(1)  Hedge ineffectiveness of $(2,128), $1,517 and $215 for the years ended December 31, 2011, 2010 and 2009 respectively, was recognized.

(A)  Income statement location: Net investment income.

(B)  Income statement location: Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

	Gain (loss) on derivatives recognized in net income
	Year ended December 31,
	2011		2010		2009
Derivatives not designated as hedging instruments:
Futures on equity indices	(32	)(A)	(9	)(A)	—
Futures on equity indices	373	(B)	(363	)(B)	—
Interest rate swaps	(12,351	)(A)	4,036	(A)	—
Interest rate swaps	(38,377	)(B)	(4,476	)(B)	—
Interest rate futures	260	(A)	(3,600	)(A)	3,714	(A)
Interest rate futures	(251	)(B)	(11,640	)(B)	(2,781	)(B)
Interest rate swaptions	(3,798	)(A)	(3,450	)(A)	(3,560	)(A)
Interest rate swaptions	(704	)(B)	(54	)(B)	—

Total derivatives not designated as hedging instruments	$(54,880)		$(19,556)		$(2,627)

(A)  Income statement location: Net investment income

(B)  Income statement location: Realized investment gains (losses), net. Represents realized gains (losses) on closed positions.

6.  Fair Value Measurements

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Assets	amount	fair value	amount	fair value
Fixed maturities and short-term investments	$17,070,073	$17,070,073	$17,051,738	$17,051,738
Mortgage loans on real estate	2,513,087	2,679,474	1,722,422	1,809,356
Policy loans	4,219,849	4,219,849	4,059,640	4,059,640
Other investments	22,990	47,915	24,650	48,496
Collateral under securities lending agreements	7,099	7,099	51,749	51,749
Collateral under derivative counter- party collateral agreements	11,985	11,985	7,790	7,790
Derivative instruments	32,766	32,766	24,826	24,826
Separate account assets	22,331,391	22,331,391	22,489,038	22,489,038

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Liabilities	amount	fair value	amount	fair value
Annuity contract benefits without life contingencies	$8,727,286	$8,888,585	$7,976,954	$7,912,850
Policyholders’ funds	382,816	382,816	372,980	372,980
Repurchase agreements	—	—	936,762	936,762
Commercial paper	97,536	97,536	91,681	91,681
Payable under securities lending agreements	7,099	7,099	51,749	51,749
Payable under derivative counterparty collateral agreements	11,985	11,985	7,790	7,790
Derivative instruments	14,014	14,014	5,831	5,831
Notes payable	532,463	515,104	532,332	532,332

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Fixed maturity investments

The fair values for fixed maturity investments are based upon quoted market prices or estimates from independent pricing services.  However, in cases where quoted market prices are not readily available, such as for private fixed maturity investments, fair values are estimated.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

Short-term investments, securities lending agreements, repurchase agreements and commercial paper

The amortized cost of short-term investments, collateral and payable under securities lending agreements, repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature.

Policy loans

The policy loans accrue interest at variable rates which approximate current market interest rates.  Additionally, policy loans are fully collateralized by the cash surrender value of the underlying insurance policy.  Given the absence of borrower credit risk and the short time period between interest rate resets, carrying value approximates fair value.

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

Other investments

Other investments include the Company’s percentage ownership of foreclosed lease interests in aircraft.  The estimated fair value is based on the present value of anticipated lease payments plus the residual value of the aircraft.  Real estate held for investments is also included in other investments.  The estimated fair value for real estate is based on appraised value.

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from derivative counterparties and the obligation to return the cash collateral to the counterparties.  The amortized cost of the collateral is a reasonable estimate of fair value.

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

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

Policyholders’ funds

The carrying amount of policyholders’ funds approximates the fair value since the Company can change the interest crediting rates with thirty days notice.

Notes payable

The estimated fair values of the notes payable to GWL&A Financial are based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Fair value hierarchy

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of December 31, 2011 and 2010:

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,315,671	$—	$2,315,671
Obligations of U.S. states and their subdivisions	—	2,071,170	—	2,071,170
Corporate debt securities	—	8,859,250	36,496	8,895,746
Asset-backed securities	—	1,672,423	279,021	1,951,444
Residential mortgage-backed securities	—	591,542	—	591,542
Commercial mortgage-backed securities	—	747,797	—	747,797
Collateralized debt obligations	—	16,391	22	16,413
Total fixed maturities available-for-sale	—	16,274,244	315,539	16,589,783
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	36,352	—	36,352
Corporate debt securities	—	60,243	—	60,243
Asset-backed securities	—	43,905	—	43,905
Commercial mortgage-backed securities	—	7,026	—	7,026
Total fixed maturities held for trading	—	147,526	—	147,526
Short-term investments available-for-sale	45,869	286,895	—	332,764
Collateral under securities lending agreements	7,099	—	—	7,099
Collateral under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges:
Interest rate swaps	—	20,894	—	20,894
Cross-currency swaps	—	6,241	—	6,241
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,687	—	4,687
Interest rate swaptions	—	944	—	944
Total derivative instruments	—	32,766	—	32,766
Separate account assets (1)	10,646,426	11,568,489	2,118	22,217,033
Total assets	$10,711,379	$28,309,920	$317,657	$39,338,956

Liabilities
Collateral under securities lending agreements	$7,099	$—	$—	$7,099
Collateral under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges:
Interest rate swaps	—	1,011	—	1,011
Derivative instruments not designated as hedges:
Interest rate swaps	—	13,003	—	13,003
Total derivative instruments	—	14,014	—	14,014
Separate account liabilities (1)	74	278,796	—	278,870
Total liabilities	$19,158	$292,810	$—	$311,968

(1)         Includes only separate account instruments which are carried at the fair value of the underlying invested assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2010
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,371,150	$—	$2,371,150
Obligations of U.S. states and their subdivisions	—	1,942,263	—	1,942,263
Corporate debt securities	—	7,979,736	58,692	8,038,428
Asset-backed securities	—	1,711,438	290,488	2,001,926
Residential mortgage-backed securities	—	739,062	—	739,062
Commercial mortgage-backed securities	—	820,349	—	820,349
Collateralized debt obligations	—	29,865	14	29,879
Total fixed maturities available-for-sale	—	15,593,863	349,194	15,943,057
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	41,834	—	41,834
Corporate debt securities	—	49,961	—	49,961
Asset-backed securities	—	44,060	—	44,060
Commercial mortgage-backed securities	—	8,319	—	8,319
Total fixed maturities held for trading	—	144,174	—	144,174
Short-term investments available-for-sale	140,922	823,585	—	964,507
Collateral under securities lending agreements	51,749	—	—	51,749
Collateral under derivative counterparty collateral agreements	7,790	—	—	7,790
Derivative instruments designated as hedges:
Interest rate swaps	—	10,386	—	10,386
Derivative instruments not designated as hedges:
Interest rate swaps	—	9,484	—	9,484
Interest rate swaptions	—	4,956	—	4,956
Total derivative instruments	—	24,826	—	24,826
Separate account assets (1)	11,222,384	10,838,983	4,278	22,065,645
Total assets	$11,422,845	$27,425,431	$353,472	$39,201,748

Liabilities
Derivative instruments designated as hedges:
Interest rate swaps	$—	$131	$—	$131
Cross-currency swaps	—	252	—	252
Derivative instruments not designated as hedges:
Interest rate swaps	—	5,448	—	5,448
Total derivative instruments	—	5,831	—	5,831
Separate account liabilities (1)	93	301,108	—	301,201
Total liabilities	$93	$306,939	$—	$307,032

(1) Includes only separate account instruments which are carried at the fair value of the underlying invested assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2011
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains (losses) included in:
Net income	3,961	(192)	—	37	3,806
Other comprehensive income (loss)	779	20,031	8	260	21,078
Sales	(14,430)	—	—	(1,847)	(16,277)
Settlements	(17,460)	(31,306)	—	(158)	(48,924)
Transfers into Level 3 (1)	7,333	—	—	1,400	8,733
Transfers out of Level 3 (1)	(2,379)	—	—	(1,852)	(4,231)
Balance, December 31, 2011	$36,496	$279,021	$22	$2,118	$317,657
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2011	$—	$—	$—	$—	$—

(1)  Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2010
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Commercial	Collateralized	Other assets	Separate
	debt securities	securities	mortgage-backed securities	debt obligations	and liabilities (1)	accounts	Total
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Realized and unrealized gains (losses) included in:
Net income	475	(49,393)	—	(34)	—	—	(48,952)
Other comprehensive income (loss)	5,630	70,026	—	161	—	622	76,439
Purchases, issuances and settlements	(30,084)	(98,807)	—	(1,842)	—	(1,700)	(132,433)
Transfers in (out) of Level 3 (2)	(106,265)	(23,703)	(58,270)	—	3,317	(4,604)	(189,525)
Balance, December 31, 2010	$58,692	$290,488	$—	$14	$—	$4,278	$353,472
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2010	$—	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2009
	Fixed maturities available-for-sale
	U.S. government and	Corporate	Asset-backed	Commercial	Collateralized	Other assets	Separate
	U.S. agencies	debt securities	securities	mortgage-backed securities	debt obligations	and liabilities (1)	accounts	Total
Balance, January 1, 2009	$14,711	$203,975	$521,351	$55,321	$213	$3,224	$532	$799,327
Realized and unrealized gains (losses) included in:
Net income	—	(2,597)	(84,990)	—	—	—	—	(87,587)
Other comprehensive income (loss)	2,227	47,030	178,951	3,281	1,592	(6,541)	1,902	228,442
Purchases, issuances and settlements	(256)	(52,008)	(124,017)	(332)	(12,027)	—	7,526	(181,114)
Transfers in (out) of Level 3 (2)	(16,682)	(7,464)	(98,930)	—	11,951	—	—	(111,125)
Balance, December 31, 2009	$—	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2009	$—	$—	$—	$—	$—	$—	$—	$—

(1)  Includes derivative financial instruments.

(2)  Transfers in and out of Level 3 are from and to Level 2 and are due primarily to the ability or inability to corroborate market prices with multiple pricing vendors.

Non-recurring fair value measurements - The Company held $19,745 and $980 of adjusted cost basis limited partnership interests which were impaired at December 31, 2011 and 2010, respectively, based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

7.  Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts.  The Company retains a maximum liability in the amount of $3,500 of coverage per individual life.  Further, the maximum annual growth due to automatic increases is $175 per annum, with an overall maximum of $1,000.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2011 and 2010, the reinsurance receivables had carrying values in the amounts of $616,336 and $594,997, respectively.  Included in these amounts are $502,093 and $483,564 at December 31, 2011 and 2010, respectively, associated with reinsurance agreements with related parties.  At December 31, 2011 and 2010, 81% and 73%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

The Company assumes risk from approximately forty insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.  When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.  Maximum capacity to be accepted by the Company is dictated at the treaty level and is monitored annually to ensure the risk acquired on any one life is managed to its maximum retention of $3,500.

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2011:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$50,461,815	$37,007,795	$87,469,610
Reinsurance ceded	(11,157,504)	—	(11,157,504)
Reinsurance assumed	77,352,956	—	77,352,956
Net	$116,657,267	$37,007,795	$153,665,062

Percentage of amount assumed to net	66.3%	0.0%	50.3%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$395,419	$1,960	$397,379
Reinsurance ceded	(40,654)	(66)	(40,720)
Reinsurance assumed	166,557	—	166,557
Net	$521,322	$1,894	$523,216

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2010:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$50,976,256	$34,985,650	$85,961,906
Reinsurance ceded	(9,878,257)	—	(9,878,257)
Reinsurance assumed	80,618,669	—	80,618,669
Net	$121,716,668	$34,985,650	$156,702,318

Percentage of amount assumed to net	66.2%	0.0%	51.4%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$674,726	$5,665	$680,391
Reinsurance ceded	(41,362)	(112)	(41,474)
Reinsurance assumed	166,705	—	166,705
Net	$800,069	$5,553	$805,622

The following table summarizes total premium income for the year ended December 31, 2009:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$431,585	$3,039	$434,624
Reinsurance ceded	(48,687)	(74)	(48,761)
Reinsurance assumed	174,389	—	174,389
Net	$557,287	$2,965	$560,252

8.  Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA for the years ended December 31, 2011, 2010 and 2009:

	DAC	VOBA	Total
Balance, January 1, 2009	$625,144	$55,711	$680,855
Capitalized additions	74,642	—	74,642
Amortization and writedowns	(61,113)	(1,161)	(62,274)
Unrealized investment (gains) losses	(242,085)	(5,881)	(247,966)
Balance, December 31, 2009	396,588	48,669	445,257
Capitalized additions	80,020	—	80,020
Amortization and writedowns	(48,903)	(1,837)	(50,740)
Unrealized investment (gains) losses	(167,162)	(427)	(167,589)
Balance, December 31, 2010	260,543	46,405	306,948
Capitalized additions	88,165	—	88,165
Amortization and writedowns	(37,998)	(3,636)	(41,634)
Unrealized investment (gains) losses	(9,313)	(717)	(10,030)
Balance, December 31, 2011	$301,397	$42,052	$343,449

The estimated future amortization of VOBA for the years ended December 31, 2012 through December 31, 2016 is approximately $4,000 per annum.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

9.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, at December 31, 2011 and 2010 was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of December 31, 2011 and 2010:

	December 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(15,234)	$21,080
Preferred provider agreements	7,970	(7,195)	775
Total	$44,284	$(22,429)	$21,855

	December 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(12,701)	$23,613
Preferred provider agreements	7,970	(5,941)	2,029
Total	$44,284	$(18,642)	$25,642

Amortization expense for other intangible assets included in general insurance expenses was $3,787. $3,990 and $4,192 for the years ended December 31, 2011, 2010 and 2009, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2010.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2012 through December 31, 2016 is approximately $3,000 per annum.

10.  Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program at December 31, 2011 and 2010:

	December 31,
	2011	2010
Commercial paper outstanding	$97,536	$91,681
Maturity range (days)	4 - 75	3 - 74
Interest rate range	0.2% - 0.4%	0.3% - 0.4%

11.  Stockholder’s Equity and Dividend Restrictions

At December 31, 2011 and 2010, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2011 and 2010.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

GWLA’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners, for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011(1)	2010(2)	2009(3)

Net income	$146,902	$405,343	$282,033
Capital and surplus	1,069,452	1,159,657	1,360,896

(1) As filed with the Colorado Division of Insurance

(2) As filed with the Colorado Division of Insurance.  The Company subsequently filed an amended filing with the Colorado Division of Insurance whereby net income and capital and surplus were $398,555 and $1,152,654, respectively.

(3) As filed in an amended filing with the Colorado Division of Insurance

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2011, 2010 and 2009, the Company paid dividends in the amounts of $206,353, $160,917 and $24,682, respectively, to its parent company, GWL&A Financial.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2011 were $1,069,452 and $176,892, respectively.  Based on the as filed amounts, GWLA may pay up to $176,892 of dividends during the year ended December 31, 2012 without the prior approval of the Colorado insurance commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

12.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$511,663	$(179,082)	$332,581
Net changes during the year related to cash flow hedges	21,014	(7,355)	13,659
Reclassification adjustment for gains realized in net income	(74,165)	25,958	(48,207)
Net unrealized gains	458,512	(160,479)	298,033
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(96,860)	33,901	(62,959)
Net unrealized gains	361,652	(126,578)	235,074
Employee benefit plan adjustment	(49,566)	17,348	(32,218)
Other comprehensive income	$312,086	$(109,230)	$202,856

	Year ended December 31, 2010
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$724,296	$(253,504)	$470,792
Net changes during the year related to cash flow hedges	17,293	(6,053)	11,240
Reclassification adjustment for losses realized in net income	23,198	(8,119)	15,079
Net unrealized gains	764,787	(267,676)	497,111
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(182,357)	63,825	(118,532)
Net unrealized gains	582,430	(203,851)	378,579
Employee benefit plan adjustment	(5,142)	1,800	(3,342)
Other comprehensive income	$577,288	$(202,051)	$375,237

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

	Year ended December 31, 2009
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$1,174,693	$(411,143)	$763,550
Net changes during the year related to cash flow hedges	(57,218)	20,027	(37,191)
Reclassification adjustment for losses realized in net income	71,473	(25,016)	46,457
Net unrealized gains	1,188,948	(416,132)	772,816
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(250,468)	87,664	(162,804)
Net unrealized gains	938,480	(328,468)	610,012
Employee benefit plan adjustment	43,797	(15,329)	28,468
Other comprehensive income	$982,277	$(343,797)	$638,480

13.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Compensation	$303,514	$294,923	$273,934
Commissions	156,461	143,680	114,461
Other	75,661	59,783	47,083
Total general insurance expenses	$535,636	$498,386	$435,478

14.  Employee Benefit Plans

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans as of the years ended December 31, 2011 and 2010:

					Supplemental executive
`	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation, January 1	$349,435	$318,278	$10,162	$12,136	$54,855	$44,430	$414,452	$374,844
Service cost	3,935	3,739	622	728	916	672	5,473	5,139
Interest cost	20,286	19,578	585	713	3,136	2,905	24,007	23,196
Actuarial (gain) loss	39,211	18,644	693	(2,843)	3,520	5,973	43,424	21,774
Regular benefits paid	(11,733)	(10,804)	(337)	(572)	(2,719)	(2,646)	(14,789)	(14,022)
Plan amendments	—	—	—	—	1,650	3,521	1,650	3,521
Benefit obligation, December 31	$401,134	$349,435	$11,725	$10,162	$61,358	$54,855	$474,217	$414,452
Accumulated benefit obligation	$393,487	$342,967	$11,725	$10,162	$50,033	$41,837	$455,245	$394,966

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Change in plan assets:
Value of plan assets, January 1	$282,616	$251,078	$—	$—	$—	$—	$282,616	$251,078
Actual return on plan assets	12,353	36,642	—	—	—	—	12,353	36,642
Employer contributions	10,100	5,700	337	572	2,719	2,646	13,156	8,918
Benefits paid	(11,733)	(10,804)	(337)	(572)	(2,719)	(2,646)	(14,789)	(14,022)
Value of plan assets, December 31	$293,336	$282,616	$—	$—	$—	$—	$293,336	$282,616

	2011	2010	2011	2010	2011	2010	2011	2010
Under funded status at December 31	$(107,798)	$(66,819)	$(11,725)	$(10,162)	$(61,358)	$(54,855)	$(180,881)	$(131,836)

The following table presents amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 for the Company’s Defined Benefit Pension, Post-retirement Medical and Supplemental Executive Retirement plans:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Amounts recognized in consolidated balance sheets:
Accumulated other comprehensive income (loss)	$(120,487)	$(76,314)	$15,741	$18,695	$(15,520)	$(13,079)	$(120,266)	$(70,698)

The following table provides information regarding amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost at December 31, 2011:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(120,321)	$(78,208)	$7,600	$4,940	$(9,587)	$(6,231)	$(122,308)	$(79,499)
Net prior service (cost) credit	(166)	(108)	8,141	5,292	(5,933)	(3,856)	2,042	1,328
	$(120,487)	$(78,316)	$15,741	$10,232	$(15,520)	$(10,087)	$(120,266)	$(78,171)

The following table provides information regarding amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2012:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(9,370)	$(6,091)	$537	$349	$586	$381	$(8,247)	$(5,361)
Prior service cost (credit)	51	33	(1,650)	(1,072)	934	607	(665)	(432)
	$(9,319)	$(6,058)	$(1,113)	$(723)	$1,520	$988	$(8,912)	$(5,793)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

			Supplemental
	Defined benefit	Post-retirement	executive
	pension plan	medical plan	retirement plan
2012	$12,569	$650	$3,611
2013	13,281	693	3,759
2014	13,973	733	3,574
2015	14,951	757	4,992
2016	16,524	782	3,447
2017 through 2021	103,331	4,117	29,048

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 includes the following components:

	Defined benefit pension plan
	2011	2010	2009
Components of net periodic cost:
Service cost	$3,935	$3,739	$4,087
Interest cost	20,286	19,578	19,135
Expected return on plan assets	(21,093)	(18,618)	(16,073)
Amortization of transition obligation	(1,388)	(1,514)	(1,514)
Amortization of unrecognized prior service cost	51	82	88
Amortization of loss from earlier periods	5,115	5,091	10,131
Net periodic cost	$6,906	$8,358	$15,854

	Post-retirement medical plan
	2011	2010	2009
Components of net periodic benefit:
Service cost	$622	$728	$680
Interest cost	585	713	709
Amortization of unrecognized prior service benefit	(1,650)	(1,650)	(1,650)
Amortization of gain from earlier periods	(611)	(461)	(440)
Net periodic benefit	$(1,054)	$(670)	$(701)

	Supplemental executive retirement plan
	2011	2010	2009
Components of net periodic (benefit) cost:
Service cost	$916	$673	$716
Interest cost	3,136	2,905	2,856
Amortization of unrecognized prior service cost	2,584	899	675
Amortization of net (gain) loss	145	—	—
Net periodic (benefit) cost	$6,781	$4,477	$4,247

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables present the weighted average interest rate assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans at December 31, 2011 and 2010:

	Defined benefit pension plan
	2011	2010
Discount rate	5.23%	5.87%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	3.14%	3.14%

	Post-retirement medical plan
	2011	2010
Discount rate	4.70%	5.87%
Initial health care cost trend	8.00%	7.50%
Ultimate health care cost trend	5.25%	5.25%
Year ultimate trend is reached	2018	2016

	Supplemental executive
	retirement plan
	2011	2010
Discount rate	4.87%	5.87%
Rate of compensation increase	5.00%	6.00%

The following tables present the weighted average interest rate assumptions used in determining the net periodic benefit/cost of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans for the years ended December 31, 2011 and 2010:

	Defined benefit pension plan
	2011	2010
Discount rate	5.87%	6.37%
Expected return on plan assets	7.50%	8.00%
Rate of compensation increase	3.14%	4.94%

	Post-retirement medical plan
	2011	2010
Discount rate	5.87%	6.37%
Initial health care cost trend	7.50%	8.00%
Ultimate health care cost trend	5.25%	5.25%
Year ultimate trend is reached	2016	2016

	Supplemental executive
	retirement plan
	2011	2010
Discount rate	5.87%	6.37%
Rate of compensation increase	6.00%	6.00%

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following table presents what a one-percentage-point change in assumed healthcare cost trend rates would have on the following:

	One percentage point increase	One percentage point decrease
Increase (decrease) on total service and interest cost on components	$162	$(139)
Increase (decrease) on post-retirement benefit obligation	1,199	(1,048)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2011 and 2010:

	December 31,
	2011	2010
Equity securities	52%	65%
Debt securities	44%	33%
Other	4%	2%
Total	100%	100%

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$49,211	$—	$49,211
Midcap index funds	—	48,406	—	48,406
World equity index funds	—	5,336	—	5,336
U.S. equity market funds	—	48,972	—	48,972
Total common collective trust funds	—	151,925	—	151,925

Fixed maturity investments:
U.S. government direct obligations and agencies	—	10,676	—	10,676
Obligations of U.S. states and their municpalities	—	22,467	—	22,467
Corporate debt securities	—	86,836	—	86,836
Asset-backed securities	—	7,711	—	7,711
Commercial mortgage-backed securities	—	2,487	—	2,487
Total fixed maturity investments	—	130,177	—	130,177

Preferred stock	—	111	—	111
Limited partnership investments	—	—	7,116	7,116
Money market funds	4,007	—	—	4,007
Total defined benefit plan assets	$4,007	$282,213	$7,116	$293,336

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

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

The following tables present additional information at December 31, 2011 and 2010 about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Limited partnership interest
Balance, December 31, 2010	$6,030
Actual return on plan assets:
Purchases	(34)
Issuances	1,542
Settlements	(422)
Balance, December 31, 2011	$7,116

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Limited partnership interests
Balance, December 31, 2009	$4,495
Actual return on plan assets:
Purchases	395
Issuances	1,653
Settlements	(513)
Balance, December 31, 2010	$6,030

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

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2012:

December 31, 2012
Equity securities	25% - 75%
Debt securities	25% - 75%
Other	0% - 15%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2012.  The Company expects to make payments of approximately $650 with respect to its Post-Retirement Medical Plan and $3,611 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2012.  The Company will make a contribution at least equal to the minimum contribution of $22,000 to its Defined Benefit Pension Plan during the year ended December 31, 2012.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $13,330 and $14,139 at December 31, 2011 and 2010, respectively.  The participant deferrals earned interest at the average rates of 6.72% and 7.55% during the years ended December 31, 2011 and 2010, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.37% to 7.91% for retired participants.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets are $11,258 and $10,848 at December 31, 2011 and 2010, respectively.

15.  Federal Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Year ended December 31,
	2011	2010	2009
Current	$70,201	$34,090	$(21,088)
Deferred	30,002	38,425	62,521
Total income tax provision from continuing operations	$100,203	$72,515	$41,433

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.7)%	(2.2)%	(4.9)%
Tax credits	(2.1)%	(2.9)%	(4.9)%
State income taxes, net of federal benefit	0.7%	0.7%	(2.8)%
Provision for policyholders’ share of earnings on participating business	0.3%	0.3%	0.3%
Income tax contingency provisions	2.0%	(3.9)%	0.9%
Other, net	(1.4)%	(0.8)%	1.4%
Effective federal income tax rate from continuing operations	31.8%	26.2%	25.0%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

A reconciliation of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Balance, beginning of year	$35,256	$81,390	$60,079
Additions to tax positions in the current year	6,557	6,939	24,843
Reductions to tax positions in the current year	(420)	—	(2,670)
Additions to tax positions in the prior year	4,785	142	—
Reductions to tax positions in the prior year	(9,858)	(47,922)	(862)
Reductions to tax positions from statutes expiring	(4,197)	(5,253)	—
Settlements	—	(40)	—
Balance, end of year	$32,123	$35,256	$81,390

Included in the unrecognized tax benefits of $32,123 at December 31, 2011 was $6,379 of tax benefits that, if recognized, would impact the annual effective tax rate.  Also included in the balance at December 31, 2011 is $25,744 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company anticipates additional increases in its unrecognized tax benefits of $2,000 to $3,000 in the next twelve months.  The Company expects that this increase in its unrecognized tax benefit will impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately $2,629, ($13,403) and $2,430 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2011, 2010 and 2009, respectively.  The Company had approximately $4,204 and $1,575 accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2007 and prior.  Tax years 2008, 2009 and 2010 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	December 31,
	2011		2010
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$210,457	$—	$200,110
Deferred acquisition costs	—	8,112	26,976	—
Investment assets	—	336,482	—	169,852
Policyholder dividends	18,449	—	18,706	—
Net operating loss carryforward	200,486	—	193,828	—
Pension plan accrued benefit liability	72,387	—	59,178	—
Goodwill	—	25,169	—	24,126
Experience rated refunds	21,623	—	19,335	—
Tax Credits	74,389	—	41,493
Other	—	4,843	—	23,226
Total deferred taxes	$387,334	$585,063	$359,516	$417,314

Amounts presented for investment assets above include ($264,078) and ($145,517) related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2011 and 2010, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that is included in the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2011, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2020	$179,380
2021	112,600
2022	136,701
2023	81,693
Total	$510,374

During 2011 and 2010, the Company generated $34,020 and $36,039 of Guaranteed Federal Low Income Housing tax credit carryforwards respectively.  These credits will expire in 2031 and 2030.

Included in due from parent and affiliates at December 31, 2011 and 2010 is $115,300 and $199,884, respectively, of income taxes receivable from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.  Included in the consolidated balance sheets at December 31, 2011 and 2010 is $9,019 and $10,311, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

16.   Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes life insurance and individual annuity products to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.

Retirement Services

The Retirement Services reporting and operating segment provides retirement plan enrollment services, communication materials, various retirement plan investment options and educational services to employer-sponsored defined contribution/defined benefit plans and 401(k) and 403(b) plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption reinsurance agreement between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

The accounting principles used to determine segment results are the same as those used in the consolidated financial statements.  The Company evaluates performance of its reportable segments based on their profitability from operations after income taxes.  Inter-segment transactions and balances have been eliminated in consolidation.  The Company’s operations are not materially dependent on one or a few customers, brokers or agents.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended and as of December 31, 2011:

	Year ended December 31, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$395,923	$1,960	$125,333	$523,216
Fee income	65,487	416,405	4,903	486,795
Net investment income	714,228	399,222	45,036	1,158,486
Net realized gains on investments	20,533	3,311	651	24,495
Total revenues	1,196,171	820,898	175,923	2,192,992
Benefits and expenses:
Policyholder benefits	937,885	222,642	103,435	1,263,962
Operating expenses	102,016	423,895	88,821	614,732
Total benefits and expenses	1,039,901	646,537	192,256	1,878,694
Income (loss) from continuing operations before income taxes	156,270	174,361	(16,333)	314,298
Income tax expense (benefit)	51,667	54,808	(6,272)	100,203
Income (loss) from continuing operations	$104,603	$119,553	$(10,061)	$214,095

	December 31, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$13,702,356	$8,752,301	$1,540,575	$23,995,232
Other assets	1,124,844	718,487	126,468	1,969,799
Separate account assets	5,884,676	16,446,714	—	22,331,391
Assets of continuing operations	$20,711,876	$25,917,502	$1,667,043	48,296,422
Assets of discontinued operations				39,621
Total assets				$48,336,043

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended and as of December 31, 2010:

	Year ended December 31, 2010
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$676,395	$5,509	$123,718	$805,622
Fee income	56,232	387,103	4,619	447,954
Net investment income	730,439	399,456	44,849	1,174,744
Net realized losses on investments	(1,239)	(23,229)	(27)	(24,495)
Total revenues	1,461,827	768,839	173,159	2,403,825
Benefits and expenses:
Policyholder benefits	1,218,791	221,943	99,673	1,540,407
Operating expenses	132,962	391,491	62,095	586,548
Total benefits and expenses	1,351,753	613,434	161,768	2,126,955
Income from continuing operations before income taxes	110,074	155,405	11,391	276,870
Income tax expense	30,006	37,916	4,593	72,515
Income from continuing operations	$80,068	$117,489	$6,798	$204,355

	December 31, 2010
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$13,159,008	$8,277,926	$1,631,662	$23,068,596
Other assets	1,167,474	695,401	144,762	2,007,637
Separate account assets	6,264,046	16,224,992	—	22,489,038
Assets from continuing operations	$20,590,528	$25,198,319	$1,776,424	47,565,271
Assets from discontinued operations				62,091
Total assets				$47,627,362

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following table summarizes segment financial information for the year ended December 31, 2009:

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

17.  Share-Based Compensation

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

During the year ended December 31, 2011, Lifeco granted 550,700 stock options to employees of the Company.  These stock options vest over five-year periods ending in September 2016.  Compensation expense of $2,472 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

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

At December 31, 2011, the Company had $2,710, net of estimated forfeitures, of unrecognized share-based compensation costs, which will be recognized in its earnings through 2016.  The weighted-average period over which these costs will be recognized in earnings is 1.8 years.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2011.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
		Exercise	Remaining	Aggregate
	Shares	price	contractual	intrinsic
	under option	(Whole dollars)	term (Years)	value (1)
Outstanding, January 1, 2011	3,542,642	$24.30
Granted	550,700	26.44
Exercised	(740,582)	18.42
Cancelled/Expired	(456,200)	33.29
Outstanding, December 31, 2011	2,896,560		5.7	$495

Vested and expected to vest, December 31, 2011	2,809,546	$28.05	5.2	$403

Exercisable, December 31, 2011	1,478,607	$28.01	3.8	$403

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2011 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents other information regarding stock options under the Lifeco plan during the year ended December 31, 2011:

December 31, 2011

Weighted average fair value of options granted	$4.49
Intrinsic value of options exercised (1)	1,197
Fair value of options vested	1,541

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of the options granted during the year ended December 31, 2011 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	4.59%
Expected volatility	25.22%
Risk free interest rate	2.62%
Expected duration (years)	5.5

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

18.  Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes the Company’s estimated future contractual obligations as of December 31, 2011:

	Payment due by period
	Less than	One to	Three to	More than
	one year	three years	five years	five years	Total
Related party long-term debt - principal (1)	—	—	—	528,400	528,400
Related party long-term debt - interest (2)	37,177	74,355	74,355	940,714	1,126,601
Investment purchase obligations (3)	97,694	—	—	—	97,694
Operating leases (4)	4,894	6,913	2,492	1,043	15,342
Other liabilities (5)	64,119	10,179	10,208	55,165	139,671
Total	$203,884	$91,447	$87,055	$1,525,322	$1,907,708

(1)  Related party long-term debt principal - Represents contractual maturities of principal due to the Company’s parent, GWL&A Financial, under the terms of two long-term surplus notes.  The amounts shown in this table differ from the amounts included in the Company’s consolidated balance sheet because the amounts shown above do not consider the discount upon the issuance of one of the surplus notes.

(2)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2011 and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company commits to fund limited partnership interests, mortgage loan and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans is based on the expiration date of the commitment.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations.  The Company incurred rent expense, net of sublease income, of $5,645, $6,047 and $6,767 for the years ended December 31, 2011, 2010 and 2009, respectively.

From time to time, the Company enters into agreements or contracts, including capital leases, to purchase goods or services in the normal course of its business.  However, these agreements and contracts are not material and are excluded from the table above.

(5)  Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•              Expected benefit payments to the Company’s defined benefit pension and post-retirement medical plans through 2021.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Amounts)

•              Miscellaneous purchase obligations to acquire goods and services.

•              Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company was in compliance with all covenants at December 31, 2011 or 2010.

The Company makes commitments to fund partnership interests and mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2011 and 2010 were $97,694 and $95,688, respectively, all of which is due within one year from the dates indicated.

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

19.  Subsequent Event

On February 3, 2012, the Company’s Board of Directors declared a dividend of $51,600 to be paid to its sole shareholder, GWL&A Financial, during the first quarter of 2012.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	As of and for the year ended December 31, 2011
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Deferred acquisition costs	$118,698	$182,699	$—	$301,397
Future policy benefits, losses, claims and expenses	12,812,079	8,620,044	356,296	21,788,419
Unearned premium reserves	39,855	—	—	39,855
Other policy claims and benefits payable	742,457	445	26,184	769,086
Premium income	395,923	1,960	125,333	523,216
Net investment income	714,228	399,222	45,036	1,158,486
Benefits, claims, losses and settlement expenses	937,885	222,643	103,434	1,263,962
Amortization of deferred acquisition costs	11,354	26,644	—	37,998
Other operating expenses	90,662	397,251	88,821	576,734

	As of and for the year ended December 31, 2010
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Deferred acquisition costs	$110,247	$150,296	$—	$260,543
Future policy benefits, losses, claims and expenses	12,140,361	7,888,725	351,955	20,381,041
Unearned premium reserves	39,834	—	—	39,834
Other policy claims and benefits payable	714,099	387	24,924	739,410
Premium income	676,395	5,509	123,718	805,622
Net investment income	730,439	399,456	44,849	1,174,744
Benefits, claims, losses and settlement expenses	1,218,791	221,943	99,673	1,540,407
Amortization of deferred acquisition costs	22,743	26,160	—	48,903
Other operating expenses	110,219	365,331	62,095	537,645

	For the year ended December 31, 2009
	Individual	Retirement
	Markets	Services	Other
Operations:	Segment	Segment	Segment	Total
Premium income	428,142	2,949	129,161	560,252
Net investment income	718,040	383,446	47,598	1,149,084
Benefits, claims, losses and settlement expenses	982,465	231,648	112,691	1,326,804
Amortization of deferred acquisition costs	16,221	44,892	—	61,113
Other operating expenses	85,441	317,883	70,823	474,147

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, management used criteria set forth in “Internal Control - Integrated Framework” issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, the Chief Executive Officer and Principal Financial Officer and the Chief Accounting Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

The Chief Executive Officer and Principal Financial Officer and the Chief Accounting Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Part III

Item 10.

Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
James Balog (1) (2) (5) (6)	83	1993	Corporate Director

John L. Bernbach (5) (6)	67	2006	Chief Operating Officer, Engine USA

André Desmarais (1) (2) (4) (6) (7) (8)	55	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	57	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

Mitchell T.G. Graye (1) (2)	56	2008	President and Chief Executive Officer of the Company

Alain Louvel (3) (5)	65	2006	Corporate Director

Raymond L. McFeetors (1) (2) (4) (6) (8)	67	2006	Chairman of the Board of the Company; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Jerry E.A. Nickerson (3) (8)	75	1994	Chairman of the Board, H.B.Nickerson & Sons Limited

R. Jeffrey Orr (1) (2) (4) (6) (8)	53	2005	President and Chief Executive Officer, Power Financial Corporation

Michel Plessis-Bélair (8)	69	1991	Vice Chairman, Power Corporation

Henri-Paul Rousseau (1) (2) (8)	63	2009	Vice Chairman, Power Corporation since January 2009; previously President and Chief Executive Officer of la Caisse de dépot et placement du Québec

Raymond Royer (3) (8)	73	2009	Corporate Director since December 2008; previously President and Chief Executive Officer of Domtar Inc.

Philip K. Ryan (1) (2) (3) (8)	55	2008

Executive Vice President and Chief Financial Officer, Power Corporation since January 2008; Executive Vice President and Chief Financial Officer, Power Financial Corporation since January 2008; previously Chief Financial Officer, Credit Suisse Group

T. Timothy Ryan, Jr. (1) (2) (8)	66	2009	President and Chief Executive Officer of the Securities Industry and Financial Markets Association since January 2008; previously Vice Chairman of JPMorgan Chase

Brian E. Walsh (1) (2) (4) (6) (8)	58	1995	Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC since September 2011; previously Managing Partner, Saguenay Capital, LLC

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

Former
	Current	Directorships
Director	Directorships	and Dates
André Desmarais	CITIC Pacific Limited	BELLUS Health Inc. (formerly Neurochem, Inc.) May 2006 - June 2009

Paul Desmarais, Jr.	TOTAL S.A.	* GDF Suez

Mitchell T.G. Graye	Maxim Series Fund, Inc.

R. Jeffrey Orr	Panagora Asset Management, Inc.

Raymond Royer		Shell Canada Limited February 2000 - April 2007

Philip K. Ryan	Panagora Asset Management, Inc.

T. Timothy Ryan, Jr.	Lloyds Banking Group PLC

Brian E. Walsh	Saguenay Strathmore Capital, LLC

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

John L. Bernbach

Mr. Bernbach is Chief Operating Officer of Engine USA, a media and marketing services company, which is a subsidiary of The Engine Group Ltd, headquartered in the U.K. He was also a co-founder of NTM (Not Traditional Media) Inc. in 2003, a marketing and media advisory firm that worked with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach was Chairman and CEO of The Bernbach Group, an executive management consulting business. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. Mr. Bernbach currently serves on the Boards of Putnam Investments, Cellfish Media and Casita Maria and as an advisor to The Blackstone Group.

André Desmarais

Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life Insurance Company (“London Life”), CLAC, Crown Life Insurance Company (“Crown Life”) and Putnam Investments. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe, Power Corporation and CITIC Pacific Ltd. in Asia. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec.

Paul Desmarais, Jr.

Mr. Desmarais is Co-Chairman of Power Financial and Chairman and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1981, he was with S.G. Warburg & Co. in London, England, and with Standard Brands Incorporated in New York. He was President and Chief Operating Officer of Power Financial from 1986 to 1989, and served as Chairman of the Board of Power Financial from 1990 until 2005. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life, Putnam Investments, IGM, Investors Group and Mackenzie. He is also Vice-Chairman of the Board and Executive Director of Pargesa, Vice-Chairman of Groupe Bruxelles Lambert, and a Director of Total S.A., GDF Suez and Lafarge S.A. He was a Director and Vice-Chairman of Imerys S.A. until 2008. Mr. Desmarais is a member of the International Council and a Director of the European Institute of Business Administration (INSEAD), Chairman of the Board of Governors of The International Economic Forum of the Americas, Founder and member of the International Advisory Committee of École des hautes études commerciales of Montréal, a Trustee and the Co-Chair of the International Advisory Council of the Brookings Institution (Washington), and Founder and member of the International Advisory Board of the McGill University Faculty of Management in Montréal. He is also involved in charitable and community activities in Montréal. In 2005 he was named an Officer of the Order of Canada and in 2009 he was named an Officer of the National Order of Québec. In 2006 he received a Doctorate Honoris Causa from Université Laval (Canada) and in 2008 he received a Doctorate Honoris Causa from Université de Montréal.

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

Raymond L. McFeetors

Mr. McFeetors is Chairman of the Board of the Lifeco and the Company, a position he has held since May, 2008. He is also Vice-Chairman of Power Financial. Prior to May, 2008 he was President and Chief Executive Officer of Lifeco, Great-West Life, London Life, CLAC, Crown Life and the Company. Mr. McFeetors has been with Lifeco since 1968, and is a Director and Chairman of the Board of Lifeco, Great-West Life, London Life, CLAC and Crown Life. He is a Director of Putnam Investments, IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. Mr. McFeetors is also a Director of a number of national organizations in the health, education, cultural and business sectors. In 2002, he was appointed Honorary Colonel of The Royal Winnipeg Rifles. Also in 2002, he was awarded the Queen Elizabeth II Golden Jubilee Medal. Mr. McFeetors received an Honorary Doctorate of Laws from the University of Winnipeg in 2007.

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

R. Jeffrey Orr

Mr. Orr is President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, he was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Crown Life and he is also a Director and Chairman of Putnam Investments. Mr. Orr is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He is active in a number of community and business organizations.

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

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. He is also a Director of IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. He is a Director of GFMA (Global Financial Markets Association). He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer

Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. Mr. Royer is also a Director of Power Financial. He was a Director of Shell Canada Limited until 2007. He is a Member of the International Advisory Board of École des Hautes Études Commerciales of Montréal. He is an Officer of the Order of Canada and of the National Order of Québec.

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

T. Timothy Ryan, Jr.

Mr. Ryan is President and Chief Executive Officer of Securities Industry and Financial Markets Association (“SIFMA”). SIFMA is the leading industry trade association representing 680 global financial market participants. Prior to joining SIFMA, Mr. Ryan was Vice-Chairman, Financial Institutions and Governments at J.P. Morgan where he was a member of the firm’s senior leadership. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Crown Life and Putnam Investments. He is also a Director of Power Financial and Power Corporation. Mr. Ryan is a member of the board of Lloyds Banking Group PLC, where he serves on the Remuneration, Audit and Risk Committees, and is a director of The U.S. Japan Foundation. He is also a private sector member of the Global Markets Advisory Committee for the National Intelligence Council. Prior to joining J.P. Morgan in 1993, Mr. Ryan was the Director of the Office of Thrift Supervision, U.S. Department of the Treasury. Mr. Ryan was a Director of the Resolution Trust Corporation and a Director of the Federal Deposit Insurance Corporation. From 1983 to 1990 Mr. Ryan was a Partner in the Washington, D.C. office of the law firm Reed, Smith, Shaw & McClay, where he headed the Pension Investment Group and was a member of the firm’s Executive Committee. From 1981 to 1983 Mr. Ryan was Solicitor of Labor, U.S. Department of Labor. Mr. Ryan is a graduate of Villanova University and American University Law School.

Brian E. Walsh

Mr. Walsh is Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he has held since September, 2011. He was previously Managing Partner of Saguenay Capital, LLC from January, 2001 to September, 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life, CLAC and Crown Life. Mr. Walsh also serves on the Board of Directors of

Putnam Investments, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

		Served as
		Executive
Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Mitchell T.G. Graye President and Chief Executive Officer	56	1997	President and Chief Executive Officer of the Company

Charles P. Nelson President, Great-West Retirement Services	51	2008	President, Great-West Retirement Services of the Company

S. Mark Corbett Executive Vice President and Chief Investment Officer	52	2008	Executive Vice President and Chief Investment Officer of the Company

Robert K. Shaw Executive Vice President, Individual Markets	56	2008	Executive Vice President, Individual Markets of the Company

Scot A. Miller Senior Vice President and Chief Information Officer	53	2008	Senior Vice President and Chief Information Officer of the Company

Richard G. Schultz Senior Vice President, General Counsel and Secretary	51	2008	Senior Vice President, General Counsel and Secretary of the Company

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

The executive compensation programs consist of five primary components:

•                  base salary;

•                  annual incentive bonus;

•                  share units;

•                  options for Lifeco common shares; and

•                  retirement benefits.

The primary role of each of these components is presented in the table below:

Base Salary	Reflect skills, competencies, experience and performance appraisal of the Named Executive Officers
Annual Incentive Bonus	Reflect performance for the year
Share Units	More closely align the medium term interests of the Named Executive Officers with the interests of the shareholders
Stock Options	More closely align the long term interests of the Named Executive Officers with interests of the shareholders
Retirement Benefits	Provide for appropriate replacement income upon retirement based on years of service with the Company

Base salary, annual incentive bonus, share units and retirement benefits are determined by the Compensation Committee for the executive officers (including the Named Executive Officers) other than the President and Chief Executive Officer, whose base salary, share units and annual incentive bonus are recommended by the Compensation Committee for approval by the Board of Directors. The long-term compensation component in the form of options for Lifeco common shares is determined and administered by Lifeco’s Compensation Committee. For the Named Executive Officers, the annual incentive bonus, share unit and stock option components are an essential part of their compensation.

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

4.  Share Units

To provide a medium term component to the executive compensation program, the Named Executive Officers participate in the the Company’s Share Unit Plan for Senior Executives (the “Executive Share Unit Plan”).

The Company’s Compensation Committee is responsible for the granting of share units to participants under the Executive Share Unit Plan.  Share Units are not granted based on the timing of the disclosure of non-public material information with respect to Lifeco or the Company.

The granting of share units is considered annually by the Compensation Committee.  Officer levels are taken into account when new share unit grants are considered.  The granting of share units is subject to the terms and conditions contained in the Executive Share Unit Plan and any additional terms and conditions fixed by the Compensation Committee at the time of the grant.

See Section 11.5 below for information on the participation of the Named Executive Officers in the Executive Share Unit Plan and a further description of the terms of the Executive Share Unit Plan.

The Compensation Committee of the Company believes that medium-term incentives in the form of share units, with delayed vesting provisions, will play an important part in retaining key executive officers and in aligning the interests of the executive officers with those of the shareholders, and in contributing to the achievement of the results that have been attained by the Company.

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

6.  Pension Benefits

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

(c)  401(k) Plan

All employees, including the Named Executive Officers, may participate in the Company’s qualified defined contribution 401(k) Plan (the “401(k) Plan”).  Under the 401(k) Plan, employees may make contributions of between 1% and 50% of base salary, subject to applicable Internal Revenue Service (“IRS”) limits.  All new employees are automatically enrolled in the 401(k) Plan at a 3% contribution rate unless the employee elects out or elects a different contribution rate.

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

7.  Nonqualified Deferred Compensation

To provide market competitive compensation to certain key executives, the Company also has a nonqualified deferred compensation plan (“NQDCP”) and a nonqualified executive deferred compensation plan (“EDCP”).  See Section 11.9 below for information on the participation of the Named Executive Officers in these plans and a description of the terms of the plans.

8.  Perquisites Program

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

11.4  Summary Compensation Table

The following table sets out compensation earned in 2011 by the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2011; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2011 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Mitchell T.G. Graye	2011	942,029	—	693,751	483,963	1,413,043	638,315	159,427	4,330,528
President and Chief	2010	916,667	—	—	—	1,375,000	735,829	150,658	3,178,154
Executive Officer	2009	900,000	—	—	—	1,125,000	298,978	136,399	2,460,377

James L. McCallen (1)	2011	210,872	—	129,831	—	128,675	2,003,511	14,934	2,487,823
Senior Vice President	2010	366,750	—	—	—	260,393	217,104	21,225	865,472
and Chief Financial	2009	357,500	—	—	—	255,612	122,400	21,435	756,947
Officer

Charles P. Nelson	2011	642,419	—	282,405	170,004	579,334	586,536	80,292	2,340,990
President, Great-West	2010	626,550	—	—	—	614,019	532,234	80,408	1,853,211
Retirement Services	2009	611,250	—	—	—	611,250	207,582	80,408	1,510,490

S. Mark Corbett	2011	528,099	—	237,495	138,014	491,132	427,070	21,183	1,842,993
Executive Vice	2010	509,375	—	—	—	509,375	588,334	21,195	1,628,279
President and Chief	2009	475,000	—	—	—	475,000	61,612	21,225	1,032,837
Investment Officer

Robert K. Shaw	2011	458,100	—	191,432	121,562	361,899	487,301	20,995	1,641,289
Executive Vice	2010	440,975	—	—	215,366	418,926	349,908	21,225	1,446,400
President, Individual markets	2009	412,500	—	—	—	371,250	141,913	21,025	946,688

(1)   Mr. McCallen retired on June 30, 2011.  Effective September 7, 2011, Mitchell T.G. Graye took on the responsibilities of principal financial officer in addition to his responsibilities as President and Chief Executive Officer.

(2)   This relates to share units granted under the Executive Share Unit Plan.  The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(3)   This relates to Lifeco options granted under the Lifeco Option Plan.  The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  For further information, see Footnote 17 to the Company’s December 31, 2011 Financial Statements contained in Item 8 of this Form 10-K.

(4)   These are bonuses earned under the Annual Incentive Bonus Plan.

(5)   The change in pension value and nonqualified deferred compensation earnings are as follows:

(a)    Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $94,800 and a change in actuarial present value under the SERP of $543,515.

(b)   Mr. McCallen had a change in actuarial present value under the Defined Benefit Plan of $224,439 and a change in actuarial present value under the SERP of $1,779,072.

(c)    Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $184,926, a change in actuarial present value under the SERP of $392,100 and above market earnings under the EDCP of $9,510.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 3.36% of total earnings (3.36% being 120% of the applicable federal long-term rate at December 31, 2011).

(d)   Mr. Corbett had a change in actuarial present value under the Defined Benefit Plan of $170,503 and a change in actuarial present value under the SERP of $256,567.

(e)    Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $217,985, a change in actuarial present value under the SERP of $259,913 and above market earnings under the EDCP of $9,403.

(6)   The components of other compensation for each of the Named Executive Officers are as follows:

(a)    Mr. Graye received (i) a car lease benefit of $15,760; (ii) a perquisites account reimbursement of $5,500; (iii) a 401(k) Plan employer contribution of $6,125; and (iv) $132,042 in respect of directors’ fees.

(b)   Mr. McCallen received (i) a car allowance of $4,800; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $4,634.

(c)    Mr. Nelson received (i) a housing benefit of $59,183 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,600; (iii) a perquisites account reimbursement of $5,384; and (iv) a 401(k) Plan employer contribution of $6,125.

(d)   Mr. Corbett received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,458; and (iii) a 401(k) plan employer contribution of $6,125.

(e)    Mr. Shaw received (i) a car allowance of $ 9,600; (ii) a perquisites account reimbursement of $5,270; and (iii) a 401(k) Plan employer contribution of $6,125.

11.5     Grants of Plan-Based Awards for 2011

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
M.T.G. Graye	—	942,029	1,413,043	26,477	105,900	27.43	1,177,714

J.L. McCallen	—	279,774	279,774	4,955	—	—	129,831

C.P. Nelson	—	642,419	642,419	10,778	37,200	27.43	452,409

S.M. Corbett	—	528,099	528,099	9,064	30,200	27.43	375,509

R.K. Shaw	—	458,100	458,100	7,306	26,600	27.43	312,994

(1)         These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2011.  The Company’s Compensation Committee approved the grants on February 9, 2011.

(2)         These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2011.  The Lifeco Compensation Committee approved the grants on February 9, 2011.

(3)         Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1/.99 which was Lifeco’s average rate for the year (the “Conversion Rate”).

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

For 2011:

(i)M.T.G. Graye had an opportunity to earn 100% of base salary earned in 2011 if earnings targets were met and up to 150% of base salary earned in 2011 if earnings targets were exceeded by specified amounts;

(ii)J.L. McCallen had an opportunity to earn up to 75% of base salary earned in 2011 - 40% based on earnings targets, 7.5% based on expense related targets, 5.5% based on sales related targets and 22% based on specific individual objectives;

(iii)C.P. Nelson had an opportunity to earn up to 100% of base salary earned in 2011 - 55% based on earnings targets, 10% based on expense related targets, 17.5% based on sales related targets and 17.5% based on specific individual objectives;

(iv)S.M. Corbett had an opportunity to earn up to 100% of base salary earned in 2011 -  55% based on earnings targets, 10% based on expense related targets, 7% based on sales related targets and 28% based on specific individual objectives; and

(v)R.K. Shaw had an opportunity to earn up to 100% of base salary earned in 2011 - 55% based on earnings targets, 10% based on expense related targets, 21% based on sales related targets and 14% based on specific individual objectives.

3.  Narrative Description of the Executive Share Unit Plan

Under the Executive Share Unit Plan, notional share units (“Executive Share Units”) may be granted to the Named Executive Officers by the Compensation Committee.  The value of an Executive Share Unit on a grant date is based on the average closing price of Lifeco common shares on the Toronto Stock Exchange for the preceding 20 days (the “Market Value”).

The number of Executive Share Units granted is generally related to the base salaries of the Named Executive Officers.  Each grant of Executive Share Units has a three year vesting period during which certain conditions (including continued employement) must be satisfied.

The number of Executive Share Units granted is increased during the three year vesting period based on dividends declared on Lifeco common shares, and may be increased or decreased based on business segment performance results.

Subject to satisfaction of the vesting conditions, the Executive Share Units becomes payable in cash during the fourth year following the date of the award, at the Market Value as of the vesting date.

4.  Narrative Description of the Lifeco Option Plan

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

11.6  Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2011.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price (8)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested (#)(10)

M.T.G. Graye	100,000	—		19.62	July 9, 2013	27,947	(9)	575,878
	280,000	—		30.14	December 13, 2015	—		—
	73,333	201,667	(1)	31.58	May 12, 2018	—		—
	—	105,900	(7)	27.43	February 28, 2021	—		—

J.L. McCallen	20,000	—		19.62	July 9, 2013	—		—
	60,000	—		31.58	June 30, 2016	—		—

C.P. Nelson	45,464	64,536	(2)	37.60	February 27, 2017	11,376	(9)	234,415
	29,333	80,667	(3)	28.88	March 24, 2018	—		—
	—	37,200	(7)	27.43	February 28, 2021	—		—

S.M. Corbett	20,000	—		19.62	July 9, 2013	9,567	(9)	197,138
	37,198	52,802	(4)	37.60	February 27, 2017	—		—
	13,333	36,667	(5)	31.58	May 12, 2018	—		—
		30,200	(7)	27.43	February 28, 2021	—		—

R.K. Shaw	20,000	—		19.62	July 9, 2013	7,711	(9)	158,898
	10,280	41,120	(6)	27.41	February 29, 2020	—		—
		26,600	(7)	27.43	February 28, 2021	—		—

(1)              These options vest as follows: 40,333 on each of May 13, 2012, 2013, 2014 and 2015; and 40,335 on November 13, 2015.

(2)              These options vest as follows: 16,132 on each of February 28, 2012, 2013 and 2014; and 16,140 on August 28, 2014.

(3)              These options vest as follows: 16,133 on each of March 25, 2012, 2013, 2014 and 2015; and 16,135 on September 25, 2015.

(4)              These options vest as follows: 13,199 on each of February 28, 2012, 2013 and 2014; and 13,205 on August 28, 2014.

(5)              These options vest as follows: 7,333 on each of May 13, 2012, 2013, 2014 and 2015; and 7,335 on November 13, 2015.

(6)              This option grant vests 20% per year on each of March 1, 2011, 2012, 2013, 2014 and 2015.

(7)              These option grants vest 20% per year on each of March 1, 2012, 2013, 2014, 2015 and 2016.

(8)              Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(9)              These Executive Share Unit grants vest on December 31, 2013.

(10)       The market value of Executive Share Units held as of December 31, 2011 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2011

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2011.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
M.T.G. Graye	80,000	805,578
J.L. McCallen	24,630	252,967	5,074	130,591
C.P. Nelson	120,000	1,222,779
S.M. Corbett	80,000	823,373

11.8  Pension Benefits for 2011

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit Plan	19	453,129	—
	SERP	19	2,239,520	—

J.L. McCallen	Defined Benefit Plan	37	1,663,547	119,769
	SERP	37	1,779,072	73,164

C.P. Nelson	Defined Benefit Plan	29	874,137	—
	SERP	29	1,389,227	—

S.M. Corbett	Defined Benefit Plan	25	777,229	—
	SERP	25	710,958	—

R.K. Shaw	Defined Benefit Plan	34	1,220,669	—
	SERP	34	878,650	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2011.  These amounts are based on pay through December 31, 2011.  The assumptions used for these calculations are consistent with actuarial valuations of the plans.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2011, payable at age 65 for the Defined Benefit Plan and age 62 for

the SERP, discounted to December 31, 2011 at the applicable discount rate for December 31, 2011.  Benefits calculated under the SERP are the termination benefit.

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

Average annual compensation is the highest average of compensation paid during 5 consecutive years of service out of the last 7 years of service.

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

11.9  Nonqualified Deferred Compensation for 2011

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

J.L. McCallen	NQDCP	—	6,775	7,927	151,334

C.P. Nelson	EDCP	—	23,213	—	424,821

R.K. Shaw	NQDCP	—	(5,309)	—	277,674
	EDCP	85,295	23,034	—	440,347

(1)         Amounts contributed are included in the Salary column of the Summary Compensation Table.

2.  Narrative Description of the Nonqualified Deferred Compensation Plan and Executive Deferred Compensation Plan

All officers and certain senior employees of the Company, and others at the discretion of the Company, are eligible to participate in the NQDCP.  At the Company’s discretion, executive officers may be designated to participate in the EDCP.

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

11.10  Compensation of Company Directors for 2011

1.  Table

The Company compensates Directors who are not also Directors of Lifeco (“Company Directors”).  The following sets out compensation earned in 2011 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Balog	74,000	50,000	42	124,042

J.L. Bernbach	58,000	50,000	42	108,042

M.T.G. Graye	82,000	50,000	42	132,042

A. Louvel	79,000	50,000	42	129,042

(1)         Mr. Balog, Mr. Bernbach and Mr. Louvel received their payment in cash.  Mr. Graye receved his payment in Deferred Share Units under the voluntary component of the Company’s Director Deferred Share Unit Plan (“DSUP”).  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)         These amounts represent Deferred Share Units granted under the mandatory component of the DSUP.  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2011, Mr. Balog held 56,315 Deferred Share Units, Mr. Bernbach held 11,688 Deferred Share Units, Mr. Graye held 21,817 Deferred Share Units and Mr. Louvel held 11,515 Deferred Share Units.

(3)         These amounts are life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan.

2.  Narrative Description of Company Director Compensation

The Company pays Company Directors an annual retainer fee in the amount of $100,000.  $50,000 of this retainer is paid in Deferred Share Units under the mandatory component of the DSUP.  The remaining $50,000 is available in cash.

A Company Director serving on the Audit Committee receives an additional retainer fee in the amount of $3,000.  The Company pays each Company Director a meeting fee in the amount of $2,000 for each meeting of the Board of Directors or a committee thereof attended.

At their option, in lieu of cash payments, Company Directors may receive additional Deferred Share Units for 50% or 100% of the cash payments under the voluntary component of the DSUP.

Under both the mandatory and voluntary components of the DSUP the number of Deferred Share Units granted is determined by dividing the amount of remuneration payable to the Company Director by the weighted average Canadian dollar trading price per Lifeco common share on the Toronto Stock Exchange for the last five trading days of the preceding fiscal quarter (such weighted average trading price being the “value of a Deferred Share Unit”).  Directors receive additional Deferred Share Units in respect of dividends payable on the common shares based on the value of a Deferred Share Unit at that time.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2012, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)         68.24% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 63% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)         66.06% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

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

12.2         Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2012, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
J. Balog	—	—	—

J.L. Bernbach	—	—	—

A. Desmarais	700,000	43,200	1,046,994
			1,262,813 options

P. Desmarais, Jr.	100,000	—	62,631
			1,262,813 options

M.T.G. Graye	7,218	75,000	—
	453,333 options

A. Louvel	—	—	—

R.L. McFeetors	2,107,103	170,500	12,579
	2,100,000 options	605,272 options

J.E.A. Nickerson	5,000	23,089	26,022

R.J. Orr	20,000	400,400	20,000
		2,630,905 options

M. Plessis-Bélair	40,000	6,000	162,426
			287,975 options

H.P. Rousseau	2,800	5,400	8,948
			228,572 options

R. Royer	15,000	174,000	—

P.K. Ryan	—	84,849 options	5,200
			86,931 options

T.T. Ryan, Jr.	—	—	—

B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
M.T.G. Graye	7,218	75,000	—
	453,333 options

J.L. McCallen	11,356
	80,000 options

C.P. Nelson	24,755	—	—
	74,797 options

S.M. Corbett	—	—	—
	70,531 options

R.K. Shaw	39,790	—	—
	30,280 options

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	3,073,022	897,589	1,344,800
	2,833,739	3,321,026 options	3,129,104 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.07% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

There were no reportable related party transactions during the Registrant’s most recently completed fiscal year where the aforementioned procedures did not require review, approval or ratification or where the procedures were not followed.

Item 14.

Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2011 and 2010, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $7,959,200 and $5,717,600 for the years ended December 31, 2011 and 2010, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2011 and 2010, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $6,776,700 and $4,494,400, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2011 and 2010 were $829,000 and $644,200, respectively.  These services included Statement of Auditing Standards No, 70 internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2011 and 2010 were $353,500 and $579,000, respectively.  These services included tax compliance services for the Company’s affiliated mutual fund, Maxim Series Fund, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All other fees - The aggregate fees for services not included above were $0 and $0 for the years ended December 31, 2011 and 2010, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2011 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

15.2         Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended Decfember 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan Effective November 10, 2010 Filed herewith

10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference

10.4	Deferred Share Unit Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6	Nonqualified Deferred Compensation Plan Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

10.9	Share Unit Plan effective January 1, 2011 Filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

24	Directors’ Power of Attorney Directors’ Power of Attorney filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2011

31.1	Section 302 Certification of the Chief Executive Officer and Principal Financial Officer filed herewith

31.2	Section 302 Certification of the Chief Accounting Officer filed herewith

32	Section 906 Certification of the Chief Executive Officer and Principal Financial Officer and Chief Accounting Officer filed herewith

101

Financial statements from the Annual Report on Form 10-K of Great-West Life & Annuity Insurance Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Consolidated Statements of Stockholder’s Equity.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/	Mitchell T.G. Graye
Mitchell T.G. Graye, President and Chief Executive Officer and Principal Financial Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Mitchell T.G. Graye	February 29, 2012
Mitchell T.G. Graye
President and Chief Executive Officer and Principal Financial Officer and a Director

/s/	James Van Harmelen	February 29, 2012
James Van Harmelen
Senior Vice President and Controller

/s/	James Balog *	February 29, 2012
James Balog, Director

/s/	John L. Bernbach *	February 29, 2012
John L. Bernbach, Director

/s/	André Desmarais *	February 29, 2012
André Desmarais, Director

/s/	Paul Desmarais, Jr. *	February 29, 2012
Paul Desmarais, Jr., Director

/s/	Alain Louvel *	February 29, 2012
Alain Louvel, Director

	/s/	Raymond L. McFeetors *	February 29, 2012
Raymond L. McFeetors, Chairman of the Board

	/s/	Jerry E.A. Nickerson *	February 29, 2012
Jerry E.A. Nickerson, Director

	/s/	R. Jeffrey Orr *	February 29, 2012
R. Jeffrey Orr, Director

	/s/	Michel Plessis-Bélair *	February 29, 2012
Michel Plessis-Bélair, Director

	/s/	Henri-Paul Rousseau *	February 29, 2012
Henri-Paul Rousseau, Director

	/s/	Raymond Royer *	February 29, 2012
Raymond Royer, Director

	/s/	Philip K. Ryan *	February 29, 2012
Philip K. Ryan, Director

	/s/	T. Timothy Ryan, Jr. *	February 29, 2012
T. Timothy Ryan, Jr., Director

	/s/	Brian E. Walsh *	February 29, 2012
Brian E. Walsh, Director

* By:	/s/	James Van Harmelen	February 29, 2012
James Van Harmelen
Attorney-in-fact pursuant to filed Power of Attorney