Form 10-Q
period 2012-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2012-05-04
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	3

		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

		Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6

		Condensed Consolidated Statements of Stockholder's Equity for the Year Ended December 31, 2011 and for the Three Months Ended March 31, 2012 (Unaudited)	7

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	8

		Notes to Condensed Consolidated Financial Statements (Unaudited)	10

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4	Controls and Procedures	48

Part II	Other Information		49

	Item 1	Legal Proceedings	49

	Item 1A	Risk Factors	49

	Item 6	Exhibits	50

		Signature	50

Part I                           Financial Information

Item 1.                     Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

		As adjusted
		See Note 1
	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,845,079 and $15,586,970)	$16,863,772	$16,589,783
Fixed maturities, held for trading, at fair value (amortized cost $153,973 and $134,591)	166,401	147,526
Mortgage loans on real estate (net of allowances of $21,130 and $21,130)	2,543,043	2,513,087
Policy loans	4,162,281	4,219,849
Short-term investments, available-for-sale (cost approximates fair value)	861,370	332,764
Limited partnership and other corporation interests	159,988	169,233
Other investments	24,421	22,990
Total investments	24,781,276	23,995,232

Other assets:
Cash	2,237	7,593
Reinsurance receivable	615,708	616,336
Deferred acquisition costs and value of business acquired	216,703	219,833
Investment income due and accrued	289,586	248,114
Collateral under securities lending agreements	7,397	7,099
Due from parent and affiliates	123,830	114,697
Goodwill	105,255	105,255
Other intangible assets	20,959	21,855
Other assets	684,275	505,401
Assets of discontinued operations	37,961	39,621
Separate account assets	23,886,503	22,331,391
Total assets	$50,771,690	$48,212,427

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

		As adjusted
		See Note 1
	March 31, 2012	December 31, 2011
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$22,028,102	$21,828,274
Policy and contract claims	307,625	310,455
Policyholders’ funds	366,829	382,816
Provision for policyholders’ dividends	64,517	64,710
Undistributed earnings on participating business	12,440	11,105
Total policy benefit liabilities	22,779,513	22,597,360

General liabilities:
Due to parent and affiliates	542,511	538,561
Repurchase agreements	833,568	—
Commercial paper	96,512	97,536
Payable under securities lending agreements	7,397	7,099
Deferred income tax liabilities, net	178,504	154,464
Other liabilities	496,256	532,327
Liabilities of discontinued operations	21,128	39,616
Separate account liabilities	23,886,503	22,331,391
Total liabilities	48,841,892	46,298,354

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	768,768	768,247
Accumulated other comprehensive income	485,793	469,982
Retained earnings	668,205	668,812
Total stockholder’s equity	1,929,798	1,914,073
Total liabilities and stockholder’s equity	$50,771,690	$48,212,427

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2012 and 2011

(In Thousands)

(Unaudited)

		As adjusted
		See Note 1
	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
Revenues:
Premium income, net of premiums ceded of $13,267 and $5,967	$128,087	$180,449
Fee income	126,943	119,964
Net investment income	303,129	291,866
Realized investment gains (losses), net:
Total other-than-temporary losses	(254)	—
Other realized investment gains, net	12,134	6,649
Total realized investment gains (losses), net	11,880	6,649
Total revenues	570,039	598,928
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $26,794 and $10,631	180,908	173,739
Increase (decrease) in future policy benefits	(631)	38,622
Interest paid or credited to contractholders	127,289	125,029
Provision for policyholders’ share of earnings on participating business	1,631	189
Dividends to policyholders	20,950	22,618
Total benefits	330,147	360,197
General insurance expenses	139,758	135,526
Amortization of deferred acquisition costs and value of business acquired	15,442	10,612
Interest expense	9,339	9,450
Total benefits and expenses, net	494,686	515,785
Income from operations before income taxes	75,353	83,143
Income tax expense	24,360	22,121
Net income	$50,993	$61,022

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three ended March 31, 2012 and 2011

(In Thousands)

(Unaudited)

		As adjusted
		See Note 1
	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
Net income	$50,993	$61,022
Components of other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	34,110	(12,818)
Net change during the period related to cash flow hedges	(4,546)	(5,220)
Reclassification adjustment for (gains) losses realized in net income	(17,391)	(10,700)
Net unrealized gains (losses) related to investments	12,173	(28,738)
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	12,151	12,527
Other, net	12,151	12,527
Other comprehensive income before income taxes	24,324	(16,211)
Income tax expense related to items of other comprehensive income	8,513	(5,674)
Other comprehensive income	15,811	(10,537)
Comprehensive income	$66,804	$50,485

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year ended December 31, 2011 and Three Months Ended March 31, 2012 (Unaudited)

(In Thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2011, as adjusted, see Note 1	$7,032	$764,644	$269,308	$672,928	$1,713,912
Net income				202,237	202,237
Other comprehensive income (loss), net of income taxes			200,674		200,674
Dividends				(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786			1,786
Income tax benefit on stock-based compensation		1,817			1,817
Balances, December 31, 2011	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				50,993	50,993
Other comprehensive income (loss), net of income taxes			15,811		15,811
Dividends				(51,600)	(51,600)
Capital contribution - stock-based compensation		521			521
Balances, March 31, 2012	$7,032	$768,768	$485,793	$668,205	$1,929,798

See notes to the condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net cash provided by operating activities	$58,589	$76,106

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	1,604,412	1,855,445
Mortgage loans on real estate	21,910	19,301
Limited partnership interests, other corporation interests and other investments	11,056	10,962
Purchases of investments:
Fixed maturities, available-for-sale	(1,185,489)	(1,542,484)
Mortgage loans on real estate	(52,691)	(271,997)
Limited partnership interests, other corporation interests and other investments	(2,335)	(3,167)
Net change in short-term investments	(1,362,163)	95,509
Net change in repurchase agreements	833,568	(122,155)
Policy loans, net	(940)	2,649
Purchases of furniture, equipment and software	(3,400)	—
Net cash used in investing activities	(136,072)	44,063

Cash flows from financing activities:
Contract deposits	649,291	555,655
Contract withdrawals	(535,706)	(654,611)
Change in due to/from parent and affiliates	(5,344)	43,598
Dividends paid	(51,600)	(47,800)
Net commercial paper borrowings	(1,024)	6,721
Change in bank overdrafts	16,510	(25,658)
Income tax benefit of stock option exercises	—	504
Net cash provided by financing activities	72,127	(121,591)

Net increase (decrease) in cash	(5,356)	(1,422)
Cash, beginning of year	7,593	4,476
Cash, end of year	$2,237	$3,054

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(51,237)	$(53,522)
Income tax payments withheld and remitted to taxing authorities	14,094	15,963
Interest	81	192

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$521	$396
Fair value of assets acquired in settlement of fixed maturity investments	692	387

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

1.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control.  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2011, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2012, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2012 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

Certain amounts have been reclassified to conform to current year presentation.  Specifically for the condensed consolidated statement of cash flows for the three months ended March 31, 2011, equity investments, available-for-sale, were reclassified to other investments and premiums in the course of collection were reclassified to other assets.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments in the absence of quoted market values, impairment of investments, derivative financial instruments, valuation of policy benefit liabilities, valuation of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), accounting for employee benefits plans and accounting for income taxes and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.  However, in the opinion of management, these condensed consolidated financial statements include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Retrospective adoption of accounting pronouncement

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as DAC.  Such costs include incremental costs related to unsuccessful attempts to acquire new or renewal insurance contracts in addition to certain administrative costs.  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 is impracticable.

The following is a summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements:

	As previously	Retrospective
	reported	adoption	As adjusted
Condensed Consolidated Balance Sheets
December 31, 2011
Deferred acquisition costs and value of business acquired	$343,449	$(123,616)	$219,833
Deferred income tax liabilities, net	197,729	(43,265)	154,464
Accumulated other comprehensive income	445,372	24,610	469,982
Retained earnings	773,773	(104,961)	668,812

Condensed Consolidated Statements of Income
March 31, 2011
General insurance expenses	124,310	11,216	135,526
Amortization of deferred acquistion costs and value of business acquired	9,816	796	10,612
Income tax expense	26,325	(4,204)	22,121
Net income	68,830	(7,808)	61,022

Condensed Consolidated Statements of Comprehensive Income
March 31, 2011
Net income	68,830	(7,808)	61,022
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	16,441	(3,914)	12,527
Income tax expense related to items of other comprehensive income	(4,304)	(1,370)	(5,674)

Condensed Consolidated Statements of Stockholder’s Equity
Balances, January 1, 2011, Accumulated other comprehensive income (loss)	242,516	26,792	269,308
Balances, January 1, 2011, Retained earnings	766,031	(93,103)	672,928
Net income, 2011	214,095	(11,858)	202,237
Other comprehensive income (loss), net of income taxes, 2011	202,856	(2,182)	200,674

Due to the adoption, expenses in 2012 and future periods will be higher due to a decrease of deferrable expenses.  However, amortization expense will be lower in 2012 and future periods due to the lower DAC balance, before the effect of any amortization related to realized gains and losses.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Summary of significant accounting policies

Deferred acquisition costs

The Company incurs costs in connection with the acquisition of new and renewal insurance business.  Costs that vary with and relate to the successful production of new business are deferred as DAC.  These costs consist primarily of commissions, costs associated with the Company’s sales representatives and policy issuance and underwriting expenses related to the production of successfully acquired new business or through the acquisition of insurance or annuity contracts through indemnity insurance transactions.  A success factor is derived from actual contracts issued by the Company from requests for proposals or applications received.

DAC associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  DAC associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  Acquisition costs amortized for the three-month periods ended March 31, 2012 and 2011 were $9,692 and $9,858, respectively.

Fair value

Certain assets and liabilities are recorded at fair value on the Company’s condensed consolidated balance sheets.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company categorizes its assets and liabilities measured at fair value on a recurring basis into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s assets and liabilities recorded at fair value on a recurring basis have been categorized based upon the following fair value hierarchy:

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

•                  Derivative instruments - trading activity, swap curves, credit spreads, currency volatility, net present value of cash flows and news sources.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

•                  Level 3 inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability.  In general, the prices of Level 3 securities are obtained from single broker quotes and internal pricing models.  If the broker’s inputs are largely unobservable, the valuation is classified as a Level 3.  Broker quotes are validated through an internal analyst review process, which includes validation through known market conditions and other relevant data, as noted below.  Internal models are usually cash flow based utilizing characteristics of the underlying collateral of the security such as default rate and other relevant data.  Inputs utilized for securities classified as Level 3 are as follows:

•                  Corporate debt securities — unadjusted single broker quotes which may be in an illiquid market or otherwise deemed unobservable.

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

Overall, transfers between levels are attributable to a change in the observability of inputs.  Assets and liabilities are transferred to a lower level in the hierarchy when a significant input cannot be corroborated with market observable data.  This may occur when market activity decreases and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency.  Assets and liabilities are transferred to a higher level in the hierarchy when circumstances change such that a significant input can be corroborated with market observable data.  This may be due to a significant increase in market activity including recent trades, a specific event, or one or more significant input(s) becoming observable.  All transfers between levels are recognized at the beginning of the reporting period in which the transfer occurred.

The policies and procedures utilized to review, account for and report on the value and level of the Company’s securities were determined and implemented by the Finance division.  The Investments division is responsible for the processes related to security purchases and sales and provides valuation and leveling input to the Finance division when necessary.  Both divisions within the Company have worked in conjunction to establish thorough pricing, review, approval, accounting and reporting policies and procedures around the securities valuation process.

Internal pricing models may be used to value certain Level 3 securities.  These models have been created by the Company based on specific characteristics of the portfolio, such as the high level of illiquidity, the low level of market making and trading activity and the collateralized nature of certain securities.  These models are recalibrated monthly by adjusting the inputs based on current public security market conditions and how those conditions apply to the Company’s portfolio.  Internal model input assumptions may include: prepayment speeds, constant default rates and the Asset Backed Securities Index (“ABX Index”) spread adjusted by an internally calculated liquidity premium.  The primary inputs into the internal pricing models are the constant default rate and the internally adjusted ABX Index spread.  Additionally, a monthly

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

comparison of the internally developed model prices to pricing vendor evaluations is performed and analyzed.  The Company determined the use of internal models was more accurate for certain securities categorized as Level 3 primarily due to the internally adjusted ABX Index spread being a better indication of fair value than spread assumptions used by external pricing models.  The internally adjusted ABX Index spread captures exposure to similar cash flows as the Company’s portfolio in a liquid and actively traded market and includes additional spread assumptions for potential illiquidity of the underlying collateral.

In some instances, securities are priced using external broker quotes.  In most cases, when broker quotes are used as pricing inputs, more than one broker quote is obtained.  External broker quotes are reviewed internally by comparing the quotes to similar securities in the public market and/or to vendor pricing, if available.  Additionally, external broker quotes are compared to market reported trade activity to ascertain whether the price is reasonable, reflective of the current market prices and takes into account the characteristics of the Company’s securities.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted ASU No. 2011-02 for its fiscal period ended September 30, 2011.  The provisions of ASU No. 2011-02 related only to financial statement disclosure and, accordingly, did not have an impact on the Company’s condensed consolidated financial position or the results of operations.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criterions under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-03 did not have an impact on the Company’s condensed consolidated financial position or the results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”).  ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-04 relate only to financial

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

statement disclosures regarding fair value and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No 2011-05 was subsequently amended by ASU No. 2011-12.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”).  ASU No. 2011-08 provides that entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of recorded goodwill is less than its carrying value.  If an entity concludes that it is more likely than not that the fair value of recorded goodwill is less than its carrying value, it is then required to calculate the fair value of the recorded goodwill and to measure the amount of impairment loss, if any.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-08 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-08 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”).  ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and statement in which other comprehensive income is presented, for both interim and annual periods.  ASU No. 2011-12 does not affect any other provisions of ASU No. 2011-05.  ASU No. 2011-12 is effective for fiscal years and interim periods within those years ending after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-12 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-12 relate only to the indefinite deferral of the effective date for amendments to the presentation of reclassifications of items out accumulated other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three-month periods ended March 31, 2012 and 2011, the Company paid dividends of $51,600 and $47,800, respectively, to its parent, GWL&A Financial Inc.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

4.              Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2012 and December 31, 2011:

	March 31, 2012
Fixed maturities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value and carrying value	OTTI (gain) loss included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,141,207	$99,736	$936	$2,240,007	$—
Obligations of U.S. states and their subdivisions	1,758,788	306,684	1	2,065,471	—
Corporate debt securities (3)	8,771,133	763,864	145,829	9,389,168	1,950
Asset-backed securities (2)	1,902,475	68,488	118,988	1,851,975	(31,871)
Residential mortgage-backed securities	554,933	18,226	2,337	570,822	843
Commercial mortgage-backed securities	701,522	42,872	11,205	733,189	—
Collateralized debt obligations	15,021	3	1,884	13,140	—
Total fixed maturities	$15,845,079	$1,299,873	$281,180	$16,863,772	$(29,078)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2)  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(3)  Includes perpetual debt investments with an amortized cost of $253,023 and estimated fair value of $164,341 at March 31, 2012.

	December 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,209,420	$107,363	$1,112	$2,315,671	$—
Obligations of U.S. states and their subdivisions	1,773,687	297,488	5	2,071,170	—
Corporate debt securities (3)	8,287,960	762,045	154,259	8,895,746	3,672
Asset-backed securities (2)	2,006,544	70,117	125,217	1,951,444	(23,837)
Residential mortgage-backed securities	578,046	17,461	3,965	591,542	1,409
Commercial mortgage-backed securities	712,831	42,538	7,572	747,797	—
Collateralized debt obligations	18,482	3	2,072	16,413	—
Total fixed maturities	$15,586,970	$1,297,015	$294,202	$16,589,783	$(18,756)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.

(2)  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.  The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(3)  Includes perpetual debt investments with amortized cost of $253,023 and estimated fair value of $166,284 at December 31, 2011.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

See Note 6 for additional discussion regarding fair value measurements.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at March 31, 2012, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized cost	Estimated fair value
Maturing in one year or less	$515,443	$551,294
Maturing after one year through five years	3,244,265	3,516,608
Maturing after five years through ten years	3,713,277	4,134,828
Maturing after ten years	3,115,858	3,316,690
Mortgage-backed and asset-backed securities	5,256,236	5,344,352
	$15,845,079	$16,863,772

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Proceeds from sales	$1,425,912	$1,522,818
Gross realized gains from sales	20,019	29,091
Gross realized losses from sales	1,994	19,442

Gross realized gains and losses from sales during the year were primarily attributable to changes in interest rates and losses on repurchase agreement transactions.

The Company has a corporate fixed maturity security with a fair value of $11,525 and $9,949 that has been non-income producing for the twelve months preceding March 31, 2012 and December 31, 2011, respectively. This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Principal	$2,542,117	$2,510,949
Unamortized premium (discount)	22,056	23,268
Allowance for credit loss	(21,130)	(21,130)
Total mortgage loans	$2,543,043	$2,513,087

The average recorded investment in impaired mortgage loans was $2,067 and $9,515 for the three-month periods ended March 31, 2012 and 2011, respectively.

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Performing	$2,562,106	$2,532,150
Non-performing	2,067	2,067
Total	$2,564,173	$2,534,217

The following table summarizes activity in the allowance for mortgage loan credit losses for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three months ended March, 31	Year ended December, 31
	2012	2011
	Commercial mortgages	Commercial mortgages
Beginning balance	$21,130	$16,300
Provision increases	—	4,830
Ending balance	$21,130	$21,130

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$21,130	$21,130

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,564,173	$2,534,217
Individually evaluated for impairment	22,604	18,493
Collectively evaluated for impairment	2,541,569	2,515,724

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At March 31, 2012 and December 31, 2011, the Company had $159,988 and $169,233, respectively, invested in limited partnership and other corporation interests.

The Company has determined its investment in low-income housing limited partnerships (“LIHLP”) to be considered a variable interest entity (“VIE”).  Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

As a 99% limited partner in various upper-tier LIHLPs, the Company has few or no voting rights, but expects to receive the tax credits allocated to the partnership and operating losses from depreciation and interest expense.  The Company is only an equity investor and views the LIHLPs as a single investment.  The general partner of the LIHLPs is most closely involved in the development and management of the LIHLP project.  The general partner has a small ownership of the partnership, which requires a de minimus capital contribution.  This equity investment is reduced based on fees paid at inception by the limited partner; therefore, the general partner does not qualify as having an equity investment at risk in the LIHLP project.  However, the limited partner does not have the direct or indirect ability through voting rights or similar rights to make decisions about the general partner’s activities that have a significant effect on the success of the partnership.

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $103,241 and $111,631 at March 31, 2012 and December 31, 2011, respectively.

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values in the amounts of $15,598 and $16,631 at March 31, 2012 and December 31, 2011, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost in the amounts of $7,040 and $7,266 and estimated fair values in the amounts of $7,019 and $6,823 were on loan under the program at March 31, 2012 and December 31, 2011, respectively.  The Company received restricted cash collateral in the amounts of $7,397 and $7,099 at March 31, 2012 and December 31, 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$640,383	$691	$16,920	$245	$657,303	$936
Obligations of U.S. states and their subdivisions	1,521	1	—	—	1,521	1
Corporate debt securities	479,310	7,148	546,786	138,681	1,026,096	145,829
Asset-backed securities	208,336	3,677	807,558	115,311	1,015,894	118,988
Residential mortgage-backed securities	32,086	936	58,276	1,401	90,362	2,337
Commercial mortgage-backed securities	—	—	65,322	11,205	65,322	11,205
Collateralized debt obligations	—	—	12,670	1,884	12,670	1,884
Total fixed maturities	$1,361,636	$12,453	$1,507,532	$268,727	$2,869,168	$281,180

Total number of securities in an unrealized loss position		76		165		241

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$297,410	$913	$17,531	$199	$314,941	$1,112
Obligations of U.S. states and their subdivisions	1,557	5	—	—	1,557	5
Corporate debt securities	363,111	12,986	479,441	141,273	842,552	154,259
Asset-backed securities	218,850	10,365	841,415	114,852	1,060,265	125,217
Residential mortgage-backed securities	14,203	373	120,364	3,592	134,567	3,965
Commercial mortgage-backed securities	6,726	13	68,952	7,559	75,678	7,572
Collateralized debt obligations	—	—	16,392	2,072	16,392	2,072
Total fixed maturities	$901,857	$24,655	$1,544,095	$269,547	$2,445,952	$294,202

Total number of securities in an unrealized loss position		89		167		256

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $13,022, or 4%, from December 31, 2011 to March 31, 2012.  This decrease in unrealized losses was across most asset classes and reflects recovery in market liquidity, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities decreased by $8,430 from December 31, 2011 to March 31, 2012.  The valuation of these securities has been influenced by market conditions with increased liquidity in the finance sector resulting in generally higher valuations of these fixed income securities.  The finance sector accounts for 91% of the corporate debt securities unrealized loss at March 31, 2012.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Unrealized losses on asset-backed securities decreased by $6,229 since December 31, 2011, generally due to increased market liquidity.

Corporate debt securities account for 52% of the unrealized losses and OTTI greater than twelve months.  Of the $138,681 of unrealized losses and OTTI over twelve months on corporate debt securities, 62% are on securities which continue to be rated investment grade.  Of the $53,086 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, $46,601 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined that the majority of the unrealized losses on the perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities.  Based on our analysis, the Company concluded that the ability of the issuers to service the investment has not been compromised by these factors.  Additionally, although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 43% of the unrealized losses and OTTI greater than twelve months.  Of the $115,311 of unrealized losses and OTTI over twelve months on asset-backed securities, 87% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 88% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition - Other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) had a balance of $186,999 and $181,611 at March 31, 2012 and 2011, respectively.

5.  Derivative Financial Instruments

Derivative transactions, excluding cross-currency swaps, are entered into pursuant to master agreements and other contracts that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $7,907 and zero as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Company had pledged $8,150 and zero of unrestricted cash collateral to one counterparty in the normal course of business, while other counterparties had pledged $13,715 and $11,985 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.  Between December 31, 2011 and March 31, 2012, there was a change in one counterparty contract with credit contingent provisions from an $8,000 threshold to a zero threshold.

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

At March 31, 2012, the Company estimated that $7,567 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fair value hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a fixed rate to a floating rate to manage the risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

Derivatives not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include: exchange-traded interest rate swap futures, exchange-traded equity index futures on certain indices, OTC interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and interest rate futures.

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

The following tables summarize derivative financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$21,403	$21,403	$—
Cross-currency swaps	144,076	(10,540)	4,713	15,253
Total cash flow hedges	328,276	10,863	26,116	15,253

Fair value hedges:
Interest rate swaps	35,800	128	437	309
Total fair value hedges	35,800	128	437	309

Total derivatives designated as hedges	364,076	10,991	26,553	15,562

Derivatives not designated as hedges:
Interest rate swaps	25,135	(440)	207	647
Futures on equity indices	1,055	—	—	—
Interest rate futures	14,578	—	—	—
Interest rate swaptions	838,600	687	687	—

Total derivatives not designated as hedges	879,368	247	894	647

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,243,444	$11,238	$27,447	$16,209

(1) The estimated fair value of all derivatives in an asset position are reported within other assets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	December 31, 2011
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$20,894	$20,894	$—
Cross-currency swaps	69,030	6,241	6,241	—
Total cash flow hedges	253,230	27,135	27,135	—

Fair value hedges:
Interest rate swaps	35,800	(1,011)	—	1,011
Total fair value hedges	35,800	(1,011)	—	1,011

Total derivatives designated as hedges	289,030	26,124	27,135	1,011

Derivatives not designated as hedges:
Interest rate swaps	392,235	(8,316)	4,687	13,003
Futures on equity indices	2,680	—	—	—
Interest rate futures	59,090	—	—	—
Interest rate swaptions	890,400	944	944	—

Total derivatives not designated as hedges	1,344,405	(7,372)	5,631	13,003

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,633,435	$18,752	$32,766	$14,014

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

The Company had 33 and 143 swap transactions with an average notional amount of $14,821 and $16,361 during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  During the three months ended March 31, 2012, the Company had 4 cross-currency swap transactions with an average notional amount of $15,693.  The Company added one cross-currency swap with a notional amount of $39,030 during the year ended December 31, 2011.  The Company had 193 and 1,678 futures transactions with an average number of contracts per transaction of 10 and 18 during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  The Company had 13 and 44 swaption transactions with an average notional amount of $4,785 and $5,986 during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

Significant changes in the notional amount of derivatives during the year was primarily due to the following:

•                  The net decrease of $465,037 in interest rate swaps, interest rate swaptions and futures was primarily due to a change in the Company’s hedging strategy on interest rate risk.

•                  The increase of $75,046 in cross-currency swaps was due to new swaps added to hedge newly purchased British pound and Euro dollar assets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The Company recognized total derivative gains in net investment income of $8,187 and $2,187 for the three-month periods ended March 31, 2012 and 2011, respectively.  The Company realized net investment losses on closed derivative positions of $6,094 and $2,894 for the three-month periods ended March 31, 2012 and 2011, respectively.  The preceding amounts are all shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three-month periods ended March 31, 2012 and 2011 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in OCI on derivatives		Gain (loss) reclassified from OCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Three months ended March 31,		Three months ended March 31,			Three months ended March 31,
	2012	2011	2012	2011		2012	2011
Cash flow hedges:
Interest rate swaps	$508	$(2,554)	$743	$643	(A)	$—	$7	(A)
Cross-currency swaps	(5,054)	(1,235)	—	—		—	—
Interest rate futures	—	(1,431)	16	11	(A)	—	287	(A)
Interest rate futures	—	—	—	—		—	6	(B)
Total cash flow hedges	$(4,546)	$(5,220)	$759	$654		$—	$300

(A)  Income statement location: Net investment income.

(B)  Income statement location: Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011
Fair value hedges:
Interest rate swaps	$1,139	$—	(A)	$—	$—
Interest rate futures	—	518	(A)	—	—
Interest rate futures	—	(776	)(B)	—	—
Items hedged in interest rate swaps	—	—		(1,139)	—	(A)
Items hedged in interest rate futures	—	—		—	540	(A)
Total fair value hedges (1)	$1,139	$(258)		$(1,139)	$540

(1)   Hedge ineffectiveness of zero and $282 for the three months ended March 31, 2012 and 2011, respectively, was recognized.

(A)  Income statement location: Net investment income.

(B)  Income statement location: Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three months ended March 31,
	2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	$(27	)(A)	$(15	)(A)
Futures on equity indices	(274	)(B)	(260	)(B)
Interest rate swaps	7,876	(A)	1,816	(A)
Interest rate swaps	(4,296	)(B)	(1,484	)(B)
Interest rate futures	(430	)(A)	234	(A)
Interest rate futures	(1,177	)(B)	(287	)(B)
Interest rate swaptions	9	(A)	(1,854	)(A)
Interest rate swaptions	(347	)(B)	(93	)(B)

Total derivatives not designated as hedging instruments	$1,334		$(1,943)

(A)  Income statement location: Net investment income

(B)  Income statement location: Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

6.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of March 31, 2012 and December 31, 2011:

	Assets and liabilities measured at
	fair value on a recurring basis
	March 31, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,240,007	$—	$2,240,007
Obligations of U.S. states and their subdivisions	—	2,065,471	—	2,065,471
Corporate debt securities	—	9,372,867	16,301	9,389,168
Asset-backed securities	—	1,576,340	275,635	1,851,975
Residential mortgage-backed securities	—	570,822	—	570,822
Commercial mortgage-backed securities	—	733,189	—	733,189
Collateralized debt obligations	—	13,119	21	13,140
Total fixed maturities available- for-sale	—	16,571,815	291,957	16,863,772
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	57,550	—	57,550
Corporate debt securities	—	60,173	—	60,173
Asset-backed securities	—	43,686	—	43,686
Commercial mortgage-backed securities	—	4,992	—	4,992
Total fixed maturities held for trading	—	166,401	—	166,401
Short-term investments available-for-sale	28,858	832,512	—	861,370
Collateral under securities lending agreements	7,397	—	—	7,397
Collateral under derivative counterparty collateral agreements	21,865	—	—	21,865
Derivative instruments designated as hedges:
Interest rate swaps	—	21,840	—	21,840
Cross-currency swaps	—	4,713	—	4,713
Derivative instruments not designated as hedges:
Interest rate swaps	—	207	—	207
Interest rate swaptions	—	687	—	687
Total derivative instruments	—	27,447	—	27,447
Separate account assets (1)	11,664,072	12,222,431	—	$23,886,503
Total assets	$11,722,192	$29,820,606	$291,957	$41,834,755

Liabilities
Collateral under securities lending agreements	$7,397	$—	$—	$7,397
Collateral under derivative counterparty collateral agreements	13,715	—	—	13,715
Derivative instruments designated as hedges:
Interest rate swaps	—	309	—	309
Cross-currency swaps	—	15,253	—	15,253
Derivative instruments not designated as hedges:
Interest rate swaps	—	647	—	647
Total derivative instruments	—	16,209	—	16,209
Separate account liabilities (1)	31	325,420	—	325,451
Total liabilities	$21,143	$341,629	$—	$362,772

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

(1) Includes only separate account instruments which are carried at the fair value of the underlying assets or liabilities owned by the separate accounts.

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,315,671	$—	$2,315,671
Obligations of U.S. states and their subdivisions	—	2,071,170	—	2,071,170
Corporate debt securities	—	8,859,250	36,496	8,895,746
Asset-backed securities	—	1,672,423	279,021	1,951,444
Residential mortgage-backed securities	—	591,542	—	591,542
Commercial mortgage-backed securities	—	747,797	—	747,797
Collateralized debt obligations	—	16,391	22	16,413
Total fixed maturities available- for-sale	—	16,274,244	315,539	16,589,783
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	36,352	—	36,352
Corporate debt securities	—	60,243	—	60,243
Asset-backed securities	—	43,905	—	43,905
Commercial mortgage-backed securities	—	7,026	—	7,026
Total fixed maturities held for trading	—	147,526	—	147,526
Short-term investments available-for-sale	45,869	286,895	—	332,764
Collateral under securities lending agreements	7,099	—	—	7,099
Collateral under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges:
Interest rate swaps	—	20,894	—	20,894
Cross-currency swaps	—	6,241	—	6,241
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,687	—	4,687
Interest rate swaptions	—	944	—	944
Total derivative instruments	—	32,766	—	32,766
Separate account assets (1)	10,646,426	11,568,489	2,118	22,217,033
Total assets	$10,711,379	$28,309,920	$317,657	$39,338,956

Liabilities
Collateral under securities lending agreements	$7,099	$—	$—	$7,099
Collateral under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges: Interest rate swaps	—	1,011	—	1,011
Derivative instruments not designated as hedges: Interest rate swaps	—	13,003	—	13,003
Total derivative instruments	—	14,014	—	14,014
Separate account liabilities (1)	74	278,796	—	278,870
Total liabilities	$19,158	$292,810	$—	$311,968

(1) Includes only separate account instruments which are carried at the fair value of the underlying assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

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

Short-term investments and securities lending agreements

The amortized cost of short-term investments and collateral and payable under securities lending agreements is a reasonable estimate of fair value due to their short-term nature.

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from derivative counterparties and the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral is a reasonable estimate of fair value.

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

Separate account assets

Separate account assets primarily include investments in mutual fund, fixed maturity and short-term securities.  Mutual funds are recorded at net asset value, which approximates fair value, on a daily basis.  The fixed maturity and short-term investments are valued in the same manner, and using the same pricing sources and inputs as the fixed maturity and short-term investments of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(218)	—	—	(1,715)	(1,933)
Other comprehensive income (loss)	437	8,571	—	1,627	10,635
Sales	(836)	—	—	(1,997)	(2,833)
Settlements	(926)	(6,937)	(1)	(33)	(7,897)
Transfers out of Level 3 (1)	(18,652)	(5,020)	—	—	(23,672)
Balance, March 31, 2012	$16,301	$275,635	$21	$—	$291,957
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2012	$—	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	March 31, 2012
	Fair value	Valuation technique	Unobservable input	Weighted average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$275,526	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	6

			Adjusted ABX Index spread assumption (2)	651

(1) Asset-backed securities balance consists of home improvement loans only.

(2) Adjusted ABX Index spread assumption includes an internally calculated liquidity premium adjustment of 217.

After adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 415 to 880 basis points.  The constant default rate assumption ranged from 1.5 to 18.6.

The significant unobservable inputs used in the fair value measurement of asset-backed securities are prepayment speed assumptions, constant default rate assumptions and the ABX Index spread adjusted by an internally calculated liquidity premium with the primary inputs being the constant default rate assumption and the adjusted ABX Index spread assumption.  As the constant default rate assumption or the adjusted ABX Index spread assumption increases, the price and therefore, the fair value, of the securities decreases.

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above.  The Company held zero and $19,745 of adjusted cost basis limited partnership interests which were impaired at March 31, 2012 and December 31, 2011, respectively, based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$2,543,043	$2,708,855	$2,513,087	$2,679,474
Policy loans	4,162,281	4,162,281	4,219,849	4,219,849
Limited partnership interests	47,471	42,669	48,053	41,931
Other investments	20,254	45,438	22,990	47,915

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Liabilities
Annuity contract benefits without life contingencies	$8,793,880	$8,968,624	$8,727,286	$8,888,585
Policyholders’ funds	366,829	366,829	382,816	382,816
Repurchase agreements	833,568	833,568	—	—
Commercial paper	96,512	96,512	97,536	97,536
Notes payable	541,728	529,030	532,463	515,104

The methods and assumptions used to estimate the fair value of financial instruments not carried at fair value on a recurring basis are summarized as follows:

Mortgage loans on real estate

Mortgage loan fair value estimates are generally based on discounted cash flows.  A discount rate matrix is used where the discount rate valuing a specific mortgage generally corresponds to that mortgage’s remaining term and credit quality.  Management believes the discount rate used is comparable to the credit, interest rate, term, servicing costs and risks of loans similar to the portfolio loans that the Company would make today given its internal pricing strategy and therefore, the estimated fair value was classified as Level 2.

Policy loans

The policy loans accrue interest at variable rates which approximate current market interest rates.  Additionally, policy loans are fully collateralized by the cash surrender value of the underlying insurance policy.  Given the absence of borrower credit risk and the short time period between interest rate resets, carrying value approximates fair value.  Policy loans were classified as Level 2.

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined by using the partnership financial statement reported capital account or net asset value adjusted for other financial information or other relevant variables which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds.  It is estimated that the underlying assets of the funds will be liquidated over

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

the next one to ten years.  The estimated fair value of the limited partnership interests was classified as Level 3.

Other investments

Other investments primarily include real estate held for investment.  The estimated fair value for real estate is based on the unadjusted annual appraised value which includes factors such as comparable property sales, property income analysis, and capitalization rates and, therefore, the estimated fair value was classified as Level 2.

Annuity contract benefits without life contingencies

The estimated fair value of annuity contract benefits without life contingencies are estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for the Company’s credit risk.  Annuity contract benefits without life contingencies were classified as Level 2.

Policyholders’ funds

The carrying amount of policyholders’ funds approximates the fair value since the Company can change the interest crediting rates with thirty days notice.  Policyholders’ funds were classified as Level 2.

Repurchase agreements and commercial paper

The amortized cost of repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature.  The estimated fair value of repurchase agreements and commercial paper was classified as Level 2.

Notes payable

The estimated fair value of the notes payable to GWL&A Financial are based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  As a result, they were classified as Level 2.

7.     Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, at March 31, 2012 and December 31, 2011 was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(15,834)	$20,480
Preferred provider agreements	7,970	(7,491)	479
Total	$44,284	$(23,325)	$20,959

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	December 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(15,234)	$21,080
Preferred provider agreements	7,970	(7,195)	775
Total	$44,284	$(22,429)	$21,855

Amortization expense for other intangible assets included in general insurance expenses was $896 and $947 for the three-month periods ended March 31, 2012 and 2011, respectively. Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2012.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2012 through December 31, 2016 is approximately $3,000 per annum.

8.     Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$34,110	$(11,938)	$22,172
Net changes during the year related to cash flow hedges	(4,546)	1,591	(2,955)
Reclassification adjustment for (gains) losses realized in net income	(17,391)	6,086	(11,305)
Net unrealized gains	12,173	(4,261)	7,912
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	12,151	(4,252)	7,899
Other comprehensive income	$24,324	$(8,513)	$15,811

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Three months ended March 31, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the year on available-for-sale fixed maturity investments	$(12,818)	$4,486	$(8,332)
Net changes during the year related to cash flow hedges	(5,220)	1,827	(3,393)
Reclassification adjustment for (gains) losses realized in net income	(10,700)	3,745	(6,955)
Net unrealized gains	(28,738)	10,058	(18,680)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	12,527	(4,384)	8,143
Other comprehensive income	$(16,211)	$5,674	$(10,537)

9.  Employee Benefit Plans

Net periodic (benefit) cost of the Defined Benefit Pension Plan and the Post-Retirement Medical Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, include the following components:

	Three months ended March 31,
	2012	2011	2012	2011
	Defined benefit pension plan		Post-retirement medical plan
Components of periodic (benefit) cost:
Service costs	$1,039	$959	$184	$151
Interest costs	5,214	5,147	134	147
Expected return on plan assets	(5,427)	(5,302)	—	—
Amortization of transition obligation	—	(347)	—	—
Amortization of unrecognized prior service cost (benefit)	13	13	(412)	(413)
Amortization of loss (gain) from earlier periods	2,446	1,395	(134)	(148)
Net periodic (benefit) cost	$3,285	$1,865	$(228)	$(263)

The Company expects to make payments of approximately $650 with respect to its Post-Retirement Medical Plan and $2,800 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2012.  The Company will make a contribution at least equal to the minimum contribution of $22,000 to its Defined Benefit Pension Plan during the year ended December 31, 2012. The measurement date used to determine pension and post-retirement medical benefits is December 31. During the three months ended March 31, 2012, the Company made payments of $174 and $698 to the Post-Retirement Medical Plan and Supplemental Executive Retirement Plan and contributions of $3,244 to the Defined Benefit Pension Plan.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

10.  Federal Income Taxes

The following table identifies the elements of the Company’s income tax provision for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Current	$8,674	$18,593
Deferred	15,686	3,528
Total income tax provision	$24,360	$22,121

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.3)%	(1.8)%
Tax credits	(1.2)%	(2.7)%
State income taxes, net of federal benefit	1.2%	0.9%
Income tax contingency provisions	0.2%	(3.2)%
Other, net	(0.6)%	(1.6)%
Effective federal income tax rate	32.3%	26.6%

During the three months ended March 31, 2012, the Company recorded a decrease in unrecognized tax benefits in the amount of $6,071.  The Company anticipates additional increases in its unrecognized tax benefits of $7,000 to $9,000 in the next twelve months.  The Company expects that this increase in its unrecognized tax benefit will not impact the effective tax rate.

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

11.   Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes individual retirement accounts, life insurance and annuity products, and business-owned life insurance and executive benefits products through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Retirement Services

The Retirement Services reporting and operating segment provides various retirement plan products and investment options and educational, advisory, enrollment and communication services to employer-sponsored defined contribution and associated defined benefit plans, as well as comprehensive administrative and record-keeping services for financial institutions and employers.

Other

The Company’s Other reporting segment substantially comprises activity under the assumption reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and Canada Life Assurance Company (“CLAC”) (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

The following table summarizes segment financial information for the three months ended March 31, 2012:

	Three months ended March 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$103,589	$702	$23,796	$128,087
Fee income	18,094	107,644	1,205	126,943
Net investment income	182,112	109,245	11,772	303,129
Net realized gains on investments	4,924	6,951	5	11,880
Total revenues	308,719	224,542	36,778	570,039
Benefits and expenses:
Policyholder benefits	251,393	49,533	29,221	330,147
Operating expenses	35,365	111,849	17,325	164,539
Total benefits and expenses	286,758	161,382	46,546	494,686
Income (loss) from continuing operations before income taxes	21,961	63,160	(9,768)	75,353
Income tax expense (benefit)	6,920	20,722	(3,282)	24,360
Income (loss) from continuing operations	$15,041	$42,438	$(6,486)	$50,993

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$150,159	$2,014	$28,275	$180,448
Fee income	15,972	102,801	1,192	119,965
Net investment income	177,386	99,596	14,884	291,866
Net realized losses on investments	3,426	3,203	20	6,649
Total revenues	346,943	207,614	44,371	598,928
Benefits and expenses:
Policyholder benefits	280,432	53,687	26,078	360,197
Operating expenses	28,260	105,065	22,263	155,588
Total benefits and expenses	308,692	158,752	48,341	515,785
Income from continuing operations before income taxes	38,251	48,862	(3,970)	83,143
Income tax expense	10,282	13,185	(1,346)	22,121
Income from continuing operations	$27,969	$35,677	$(2,624)	$61,022

12.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company was in compliance with all covenants at March 31, 2012 and December 31, 2011.  At March 31, 2012 and December 31, 2011 there were no outstanding amounts related to this credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,129,200 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2012 and December 31, 2011 there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests and mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2012 and December 31, 2011 were $135,531 and $97,694, of which $12,912 and $13,205 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s condensed consolidated financial position, results of its operations or cash flows.

13.  Subsequent Event

On April 27, 2012, the Company’s Board of Directors declared a dividend of $51,600 to be paid to its sole shareholder, GWL&A Financial, during the second quarter of 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As used in this Form 10-Q, the “Company” refers to Great-West Life & Annuity Insurance Company, a stock life insurance company originally organized on March 28, 1907 and domiciled in the state of Colorado, and its subsidiaries.

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

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as deferred acquisition costs (“DAC”).  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 is impracticable.

A summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements is in Note 1.

Company Results of Operation

The following discussion addresses the Company’s results of operations for the three-month period ended March 31, 2012, compared with the same period in 2011. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

The following is a summary of certain financial data of the Company for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
Income statement data (In millions)	2012	2011
Premium income	$128	$180
Fee income	127	120
Net investment income	303	292
Net realized investment gains (losses)	12	7
Total revenues	570	599
Policyholder benefits	330	360
Operating expenses	165	156
Total benefits and expenses	495	516
Income before income taxes	75	83
Income tax expense	24	22
Net income	$51	$61

The Company’s consolidated net income decreased by $10 million, or 16%, to $51 million for the three months ended March 31, 2012 when compared to 2011.  The decrease is primarily due to poor mortality experience in the blocks of business closed to new sales in the first quarter of 2012.

Premium income decreased by $52 million, or 29%, to $128 million for the three months ended March 31, 2012 when compared to 2011.  This decrease is primarily related to the $46 million decrease in the Company’s Individual Market’s segment which is primarily related to sales in the single premium whole life (“SPWL”) product marketed through banks which decreased by $28 million.  In 2011, the Company began replacing the SPWL product with a single premium universal live (“SPUL”) product which had deposits of $101 million for the three months ended March 31, 2012.

Fee income increased by $7 million, or 6%, to $127 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 3% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Net investment income increased by $11 million, or 4%, to $303 million for the three months ended March 31, 2012 when compared to 2011.  The Company had a $19 million increase due to higher invested assets and a $7 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $16 million decrease due to lower yields.

Net realized investment gains increased by $5 million to $12 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily due to a $19 million increase related to losses on dollar roll investments which occurred during the three months ended March 31, 2011 and did not occur during the three months ended March 31, 2012.  This increase is offset by a decrease of $11 million related to lower realized gains on the sale of bonds and a $3 million decrease related to realized losses on the sale of derivatives.

Total benefits and expenses decreased by $21 million, or 4%, to $495 million for the three months ended March 31, 2012 when compared to 2011.  The decrease is primarily attributable to a reduction of $22 million in the Company’s Individual Markets segment which is primarily due to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above.  This decrease was partially offset by poor mortality experience.

Individual Markets Segment Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

The following is a summary of certain financial data of the Individual Markets segment for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
Income statement data (In millions)	2012	2011
Premium income	$104	$150
Fee income	18	16
Net investment income	182	177
Net realized investment gains (losses)	5	4
Total revenues	309	347
Policyholder benefits	251	280
Operating expenses	36	29
Total benefits and expenses	287	309
Income before income taxes	22	38
Income tax expense	7	10
Net income	$15	$28

The following is a summary of the Individual Markets segment participant accounts at March 31, 2012 and 2011:

	March 31,
(In thousands)	2012	2011
Participant accounts	531	517

Net income for the Individual Markets segment decreased by $13 million, or 46%, to $15 million for the three months ended March 31, 2012 when compared to 2011.  Earnings are lower in 2012 primarily due to poor mortality experience in the closed blocks during the three months ended March 31, 2012 compared to 2011.

Premium income decreased by $46 million, or 31%, to $104 million for the three months ended March 31, 2012 compared to 2011.  The decrease is primarily related to sales in the SPWL product marketed through banks which decreased by $28 million.  In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $101 million for the three months ended March 31, 2012.  There were decreases of $9 million due to additional premiums ceded to reinsurers and $7 million related to a decrease in premium rates on the Company’s Term Life product for the American Dental Association.

Fee income increased by $2 million, or 13%, to $18 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily related to an overall increase in the size of the block of business.

Net investment income increased by $5 million, or 3%, to $182 million for the three months ended March 31, 2012 when compared to 2011.  The Company had an $8 million increase due to higher invested assets, a $3 million increase in unrealized gains primarily on derivative instruments, and a $2 million increase due to a decrease in depreciation expense related to invested real estate assets.  These increases are offset by an $8 million decrease due to lower yields.

Net realized investment gains increased by $1 million to $5 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily due to a $5 million increase related to losses on dollar roll investments which occurred during the three months ended March 31, 2011 and did not occur during the three months ended March 31, 2012.  This increase is offset by a decrease of $3 million related to lower realized gains on the sale of bonds.

Total benefits and expenses decreased by $22 million, or 7%, to $287 million for the three months ended March 31, 2012 when compared to 2011.  The change is driven by a $29 million, or 10%, decrease in policyholder benefits.  This decrease is primarily attributable to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above.  This decrease was partially offset by poor mortality experience.

Income tax expense decreased by $3 million, or 30%, to $7 million during the three months ended March 31, 2012 when compared to 2011 primarily due to a decrease in income before income taxes.

Retirement Services Segment Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

The following is a summary of certain financial data of the Retirement Services segment for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
Income statement data (In millions)	2012	2011
Premium income	$1	$2
Fee income	108	103
Net investment income	109	100
Net realized investment gains (losses)	7	3
Total revenues	225	208
Policyholder benefits	50	54
Operating expenses	112	105
Total benefits and expenses	162	159
Income before income taxes	63	49
Income tax expense	21	13
Net income	$42	$36

The following is a summary of the Retirement Services segment participant accounts at March 31, 2012 and 2011:

	March 31,
(In thousands)	2012	2011
Participant accounts	4,517	4,463

Net income for the Retirement Services segment increased by $6 million, or 17%, to $42 million for the three months ended March 31, 2012 when compared to 2011.  Earnings have improved primarily due to improved investment income and margins as a result of higher assets and net realized gains on investments.  Fee income has improved due to higher assets which are driven by sales and improvements in the U.S. equities market.  The increase in fee income is substantially offset by higher operating expenses and higher commissions.

Fee income increased by $5 million, or 5%, to $108 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 3% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Net investment income increased by $9 million, or 9%, to $109 million for the three months ended March 31, 2012 when compared to 2011.  The Company had a $12 million increase due to higher invested assets, a $3 million increase in unrealized gains primarily on derivative instruments, and a $2 million increase due to a decrease in depreciation expense related to invested real estate assets.  These increases are offset by an $8 million decrease due to lower yields.

Net realized investment gains increased by $4 million to $7 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily due to a $12 million increase related to losses on dollar roll investments which occurred during the three months ended March 31, 2011 and did not occur during the three months ended March 31, 2012.  This increase is offset by a decrease of $5 million related to lower realized gains on the sale of bonds and a $3 million decrease related to realized losses on the sale of derivatives.

Total benefits and expenses increased by $3 million, or 2%, to $162 million for the three months ended March 31, 2012 when compared to 2011.  The increase is primarily related to a $7 million, or 7%, increase in operating expenses due to higher salaries and benefits associated with higher headcount and an increase in commissions associated with higher average account values.  Participant account values have grown as a result of sales and improvements in the U.S. equities market.  The increase in operating expenses is offset by a $4 million or 7% decrease in policyholder benefits expense primarily driven by a decrease in interest paid to policyholders due to lower rates.

Income tax expense increased by $8 million, or 62%, to $21 million during the three months ended March 31, 2012 when compared to 2011.  The increase is primarily due to a $14 million, or 29%, increase in income before income taxes.

The following table provides information for the Retirement Services’ participant account values at March 31, 2012 and 2011:

	Three months ended March 31,
(In millions)	2012	2011
General account - Fixed options:	$8,633	$7,812

Separate accounts - Variable options:	17,206	16,181

Proprietary mutual funds / Collective trust funds:	3,465	2,556

Retail investment options and administrative services only:	136,951	126,806

Account values invested in the general account fixed investment options have increased by $821 million, or 11%, at March 31, 2012 compared to March 31, 2011 primarily due to new sales.

Account values invested in the separate account variable investment options have increased by $1,025 million, or 6%, at March 31, 2012 compared to March 31, 2011.  The increase is primarily due to new PNP and 401(k) sales and an increase in the U.S. equities market.

Account values invested in the proprietary mutual fund investment options have increased by $909 million, or 36%, at March 31, 2012 compared to March 31, 2011.  The increase is primarily due to new sales and an increase in U.S. equities market.

Participant account values invested in unaffiliated retail investment options and participant account values where only administrative services and recordkeeping functions are provided have increased by $10,145 million, or 8%, at March 31, 2012 compared to March 31, 2011.  The increase is primarily due to new sales and an increase in U.S. equities market.

Other Segment Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011.

The following is a summary of certain financial data of the Company’s Other segment for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 30,
Income statement data (In millions)	2012	2011
Premium income	$24	$28
Fee income	1	1
Net investment income	12	15
Total revenues	37	44
Policyholder benefits	29	26
Operating expenses	18	22
Total benefits and expenses	47	48
Loss before income taxes	(10)	(4)
Income tax benefit	(3)	(1)
Net loss	$(7)	$(3)

The Company’s Other reporting segment is substantially comprised of activity of the GWSC operating segment, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.  Net loss for the Company’s Other segment remained relatively stable for the three months ended March 31, 2012 compared to 2011.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at March 31, 2012 and December 31, 2011 follows:

(In millions)	March 31, 2012		December 31,2011
Fixed maturities, available-for-sale	$16,864	68.1%	$16,590	69.1%
Fixed maturities, held for trading	166	0.7%	147	0.6%
Mortgage loans on real estate	2,543	10.3%	2,513	10.5%
Policy loans	4,162	16.8%	4,220	17.6%
Short-term investments, available-for-sale	861	3.5%	333	1.4%
Limited partnership and other corporation interests	160	0.5%	169	0.7%
Other investments	25	0.1%	23	0.1%
Total investment assets	$24,781	100.0%	$23,995	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at March 31, 2012 and December 31, 2011 is summarized as follows:

Credit Rating	March 31, 2012	December 31, 2011
AAA	31.7%	33.0%
AA	14.7%	14.7%
A	24.3%	25.0%
BBB	27.9%	25.9%
BB and below (Non-investment grade)	1.4%	1.4%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at March 31, 2012 and December 31, 2011:

Sector	March 31, 2012	December 31, 2011
Utility	16.3%	15.8%
Finance	10.9%	10.5%
Consumer	9.8%	9.6%
Natural resources	5.0%	4.7%
Transportation	2.5%	2.4%
Other	10.6%	10.0%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $26 million at March 31, 2012 from December 31, 2011.  Level 3 assets at March 31, 2012 were $292 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $318 million or 1% at December 31, 2011.  The decrease in Level 3 assets and liabilities is due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple vendors.

Due to the volatility in the market conditions in 2008, the Company began using internal models to determine fair value for asset-backed securities backed by home improvement loans.  Using these models instead of an external source resulted in a decrease to unrealized losses of $18 million and $24 million at March 31, 2012 and December 31, 2011, respectively.  The internal models utilize asset-backed index spread assumptions versus credit default spread assumptions used by the external pricing source.

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2012 and December 31, 2011, the Company had $7 million of securities out on loan, $725 million and $2 million, respectively, in short-term repurchase agreements and $834 million and zero, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The increase in dollar repurchase agreements during the period ended March 31, 2012 was due to the Company’s review and management of capital resources. The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company originated 4 and 69 new loans with aggregate principal balances of $53 million and $900 million, respectively.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing the interest rate, foreign currency exchange and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments which exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•      Valuation of investments in the absence of quoted market values;

•      Impairment of investments;

•      Derivative financial instruments;

•      Valuation of policy benefit liabilities;

•      Valuation of DAC and VOBA;

•      Accounting for employee benefit plans; and

•      Accounting for income taxes and the valuation of deferred tax assets.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Application of Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for a further discussion of the application of recent accounting pronouncements.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $864 million and $340 million as of March 31, 2012 and December 31, 2011, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2012 and December 31, 2011, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company expects that our cash on hand and expected net cash generated by operating activities will exceed the anticipated needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $97 million and $98 million of commercial paper outstanding at March 31, 2012 and December 31, 2011, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility during the three months ended March 31, 2012.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

(b)         There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•                  The Company may be required to accelerate the amortization of DAC or VOBA, or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

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

Item 6.   Exhibits

The documents identified below are filed as a part of this report:

Index to Exhibits

Exhibit Number	Title
10.6	Amendment No. 1 to the Nonqualified Deferred Compensation
Plan Adoption Agreement
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	May 4, 2012
James H. Van Harmelen, Senior Vice President and Controller
(Duly authorized Officer and Chief Accounting Officer)