Form 10-Q
period 2012-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2012-08-06
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information

Item 1.   Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

	June 30, 2012	December 31, 2011
		As adjusted
		See Note 1
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $16,045,628 and $15,586,970)	$17,217,875	$16,589,783
Fixed maturities, held for trading, at fair value (amortized cost $131,066 and $134,591)	144,046	147,526
Mortgage loans on real estate (net of allowances of $21,130 and $21,130)	2,539,877	2,513,087
Policy loans	4,200,374	4,219,849
Short-term investments, available-for-sale (cost approximates fair value)	1,356,544	332,764
Limited partnership and other corporation interests	149,221	169,233
Other investments	23,899	22,990
Total investments	25,631,836	23,995,232

Other assets:
Cash	9,160	7,593
Reinsurance receivable	633,763	616,336
Deferred acquisition costs and value of business acquired	212,609	219,833
Investment income due and accrued	228,892	248,114
Collateral under securities lending agreements	15,488	7,099
Due from parent and affiliates	136,266	114,697
Goodwill	105,255	105,255
Other intangible assets	20,063	21,855
Other assets	680,142	505,401
Assets of discontinued operations	36,824	39,621
Separate account assets	23,379,369	22,331,391
Total assets	$51,089,667	$48,212,427

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

	June 30, 2012	December 31, 2011
		As adjusted
		See Note 1
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$22,359,909	$21,828,274
Policy and contract claims	321,609	310,455
Policyholders’ funds	392,419	382,816
Provision for policyholders’ dividends	64,178	64,710
Undistributed earnings on participating business	13,449	11,105
Total policy benefit liabilities	23,151,564	22,597,360

General liabilities:
Due to parent and affiliates	545,856	538,561
Repurchase agreements	1,098,522	—
Commercial paper	94,985	97,536
Payable under securities lending agreements	15,488	7,099
Deferred income tax liabilities, net	229,578	154,464
Other liabilities	519,130	532,327
Liabilities of discontinued operations	36,824	39,616
Separate account liabilities	23,379,369	22,331,391
Total liabilities	49,071,316	46,298,354

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	769,414	768,247
Accumulated other comprehensive income	564,251	469,982
Retained earnings	677,654	668,812
Total stockholder’s equity	2,018,351	1,914,073
Total liabilities and stockholder’s equity	$51,089,667	$48,212,427

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		As adjusted		As adjusted
		See Note 1		See Note 1

Revenues:
Premium income, net of premiums ceded of $16,919, $18,833, $30,186 and $24,800	$75,391	$87,741	$203,478	$268,190
Fee income	135,160	123,417	262,103	243,382
Net investment income	299,792	288,687	602,921	580,553
Realized investment gains (losses), net:
Total other-than-temporary losses	—	(1,691)	(254)	(1,691)
Other realized investment gains, net	24,919	4,047	37,053	10,696
Total realized investment gains (losses), net	24,919	2,356	36,799	9,005
Total revenues	535,262	502,201	1,105,301	1,101,130
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $10,262, $12,485, $37,056 and $23,116	179,545	149,138	360,454	322,878
Increase (decrease) in future policy benefits	(57,657)	(31,431)	(58,288)	7,191
Interest paid or credited to contractholders	130,400	132,286	257,689	257,316
Provision for policyholders’ share of earnings on participating business	558	567	2,188	755
Dividends to policyholders	11,775	13,319	32,725	35,937
Total benefits	264,621	263,879	594,768	624,077
General insurance expenses	151,858	138,308	291,615	273,834
Amortization of deferred acquisition costs and value of business acquired	15,789	1,577	31,231	12,189
Interest expense	9,351	9,343	18,690	18,793
Total benefits and expenses, net	441,619	413,107	936,304	928,893
Income from operations before income taxes	93,643	89,094	168,997	172,237
Income tax expense	32,595	29,900	56,955	52,021
Net income	$61,048	$59,194	$112,042	$120,216

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		As adjusted		As adjusted
		See Note 1		See Note 1

Net income	$61,048	$59,194	$112,042	$120,216
Components of other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	177,624	155,765	211,734	142,947
Net change during the period related to cash flow hedges	11,585	4,310	7,039	(910)
Reclassification adjustments for (gains) losses realized in net income	(27,290)	(13,347)	(44,681)	(24,047)
Net unrealized gains (losses) related to investments	161,919	146,728	174,092	117,990
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(41,214)	(41,442)	(29,063)	(28,915)
Other, net	(41,214)	(41,442)	(29,063)	(28,915)
Other comprehensive income before income taxes	120,705	105,286	145,029	89,075
Income tax expense related to items of other comprehensive income	(42,247)	(36,850)	(50,760)	(31,176)
Other comprehensive income	78,458	68,436	94,269	57,899
Comprehensive income	$139,506	$127,630	$206,311	$178,115

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2011 and Six Months Ended June 30, 2012 (Unaudited)

(In Thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2011, as adjusted, see Note 1	$7,032	$764,644	$269,308	$672,928	1,713,912
Net income				202,237	202,237
Other comprehensive income (loss), net of income taxes			200,674		200,674
Dividends				(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786			1,786
Income tax benefit on stock-based compensation		1,817			1,817
Balances, December 31, 2011	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				112,042	112,042
Other comprehensive income (loss), net of income taxes			94,269		94,269
Dividends				(103,200)	(103,200)
Capital contribution - stock-based compensation		1,121			1,121
Income tax benefit on stock-based compensation		46			46
Balances, June 30, 2012	$7,032	$769,414	$564,251	$677,654	$2,018,351

See notes to the condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011

Net cash provided by operating activities	$226,115	$170,156

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	2,979,149	3,265,120
Mortgage loans on real estate	42,733	40,415
Limited partnership interests, other corporation interests and other investments	23,585	31,459
Purchases of investments:
Fixed maturities, available-for-sale	(2,412,666)	(2,998,654)
Mortgage loans on real estate	(71,091)	(488,166)
Limited partnership interests, other corporation interests and other investments	(3,744)	(4,766)
Net change in short-term investments	(2,115,747)	73,797
Net change in repurchase agreements	1,098,522	(86,615)
Policy loans, net	1,339	(231)
Purchases of furniture, equipment and software	(9,005)	—
Net cash used in investing activities	(466,925)	(167,641)

Cash flows from financing activities:
Contract deposits	1,265,415	1,072,648
Contract withdrawals	(906,445)	(976,432)
Change in due to/from parent and affiliates	(10,279)	12,924
Dividends paid	(103,200)	(95,600)
Net commercial paper borrowings	(2,551)	3,660
Change in bank overdrafts	(609)	(22,042)
Income tax benefit of stock option exercises	46	1,008
Net cash provided by (used in) financing activities	242,377	(3,834)

Net increase (decrease) in cash	1,567	(1,319)
Cash, beginning of period	7,593	4,476
Cash, end of period	$9,160	$3,157

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(54,125)	$(55,223)
Income tax payments withheld and remitted to taxing authorities	25,391	27,998
Interest	18,690	18,793

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,121	$783
Fair value of assets acquired in settlement of fixed maturity investments	1,125	10,776
Real estate acquired in satisfaction of debt	—	2,140

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

1.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control.  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2011, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2012, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2012 and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

Certain amounts have been reclassified to conform to current year presentation. Specifically for the condensed consolidated statement of cash flows for the six months ended June 30, 2011, equity investments available-for-sale were reclassified to other investments.  This reclassification had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments in the absence of quoted market values, impairment of investments, derivative financial instruments, valuation of policy benefit liabilities, valuation of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), employee benefits plans, income taxes and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

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

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

contracts in addition to certain administrative costs.  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 is impracticable.

The following is a summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements:

	As previously	Retrospective
	reported	adoption	As adjusted
Condensed Consolidated Balance Sheets
December 31, 2011
Deferred acquisition costs and value of business acquired	$343,449	$(123,616)	$219,833
Deferred income tax liabilities, net	197,729	(43,265)	154,464
Accumulated other comprehensive income	445,372	24,610	469,982
Retained earnings	773,773	(104,961)	668,812

Condensed Consolidated Statements of Income
Three months ended June 30, 2011
General insurance expenses	129,118	9,190	138,308
Amortization of deferred acquistion costs and value of business acquired	8,861	(7,284)	1,577
Income tax expense	30,567	(667)	29,900
Net income	60,433	(1,239)	59,194

Condensed Consolidated Statements of Income
Six months ended June 30, 2011
General insurance expenses	253,428	20,406	273,834
Amortization of deferred acquistion costs and value of business acquired	18,677	(6,488)	12,189
Income tax expense	56,892	(4,871)	52,021
Net income	129,263	(9,047)	120,216

Condensed Consolidated Statements of Comprehensive Income
Three months ended June 30, 2011
Net income	60,433	(1,239)	59,194
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	(48,417)	6,975	(41,442)
Income tax expense related to items of other comprehensive income	34,409	2,441	36,850

Condensed Consolidated Statements of Comprehensive Income
Six months ended June 30, 2011
Net income	129,263	(9,047)	120,216
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	(31,976)	3,061	(28,915)
Income tax expense related to items of other comprehensive income	30,105	1,071	31,176

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	As previously	Retrospective
	reported	adoption	As adjusted
Condensed Consolidated Statements of Stockholder’s Equity
Balances, January 1, 2011, Accumulated other comprehensive income (loss)	242,516	26,792	269,308
Balances, January 1, 2011, Retained earnings	766,031	(93,103)	672,928
Net income, 2011	214,095	(11,858)	202,237
Other comprehensive income (loss), net of income taxes, 2011	202,856	(2,182)	200,674

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

DAC associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  DAC associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  Acquisition costs amortized for the three-month periods ended June 30, 2012 and 2011 were $13,363 and $9,859, respectively.  Acquisition costs amortized for the six-month periods ended June 30, 2012 and 2011 were $23,055 and $9,724, respectively.

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

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

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

•                        Separate account assets and liabilities - exchange rates, various index data and news sources, amortized cost (which approximates fair value), trading activity, swap curves, credit spreads, recovery rates, restructuring, currency volatility, net present value of cash flows and quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

thorough pricing, review, approval, accounting and reporting policies and procedures around the securities valuation process.

Internal pricing models may be used to value certain Level 3 securities.  These models have been created by the Company based on specific characteristics of the portfolio, such as the high level of illiquidity, the low level of market making and trading activity and the collateralized nature of certain securities.  These models are recalibrated monthly by adjusting the inputs based on current public security market conditions and how those conditions apply to the Company’s portfolio.  Internal model input assumptions may include: prepayment speeds, constant default rates and the Asset Backed Securities Index (“ABX Index”) spread adjusted by an internally calculated liquidity premium.  The primary inputs into the internal pricing models are the constant default rate and the internally adjusted ABX Index spread.  Additionally, a monthly comparison of the internally developed model prices to pricing vendor evaluations is performed and analyzed.  The Company determined the use of internal models was more accurate for certain securities categorized as Level 3 primarily due to the internally adjusted ABX Index spread being a better indication of fair value than spread assumptions used by external pricing models in the illiquid markets.  The internally adjusted ABX Index spread captures exposure to similar cash flows as the Company’s portfolio in a liquid and actively traded market and includes additional spread assumptions for potential illiquidity of the underlying collateral.

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

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criteria under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-03 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

2011-04”).  ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-04 relate only to financial statement disclosures regarding fair value and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No. 2011-05 was subsequently amended by ASU No. 2011-12.

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

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”).  ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and statement in which other comprehensive income is presented, for both interim and annual periods.  ASU No. 2011-12 does not affect any other provisions of ASU No. 2011-05.  ASU No. 2011-12 is effective for fiscal years and interim periods within those years ending after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-12 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-12 relate only to the indefinite deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six-month periods ended June 30, 2012 and 2011, the Company paid dividends of $103,200 and $95,600, respectively, to its parent, GWL&A Financial Inc. (“GWL&A Financial”).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the amount of other-than-temporary impairments (“OTTI”) classified as the non-credit-related component of previously impaired fixed maturity investments that the Company does not intend to sell included in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,346,072	$113,501	$676	$2,458,897	$—
Obligations of U.S. states and their subdivisions	1,754,940	342,910	1	2,097,849	—
Corporate debt securities (3)	8,868,000	844,954	146,421	9,566,533	3,233
Asset-backed securities (2)	1,881,266	80,855	111,407	1,850,714	(35,358)
Residential mortgage-backed securities	496,901	17,715	1,648	512,968	813
Commercial mortgage-backed securities	683,713	44,771	10,461	718,023	—
Collateralized debt obligations	14,736	2	1,847	12,891	—
Total fixed maturities	$16,045,628	$1,444,708	$272,461	$17,217,875	$(31,312)

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

(3) Includes perpetual debt investments with amortized cost of $251,922 and estimated fair value of $165,886 at June 30, 2012.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at June 30, 2012, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized cost	Estimated fair value
Maturing in one year or less	$544,997	$581,118
Maturing after one year through five years	3,108,527	3,378,696
Maturing after five years through ten years	3,810,106	4,274,976
Maturing after ten years	3,268,766	3,554,689
Mortgage-backed and asset-backed securities	5,313,232	5,428,396
	$16,045,628	$17,217,875

Mortgage-backed (commercial and residential) and asset-backed securities, including those issued by U.S. government and U.S. agencies, include collateralized mortgage obligations that consist primarily of sequential and planned amortization classes with legal final stated maturities of up to thirty years and expected average lives of up to fifteen years.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three and six-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$964,142	$1,048,883	$2,390,054	$2,571,700
Gross realized gains from sales	25,903	18,146	45,922	47,237
Gross realized losses from sales	1,420	2,132	3,414	21,574

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and losses on repurchase agreement transactions.

The Company had a corporate fixed maturity security with a fair value of $7,931 and $9,949 that had been non-income producing for the twelve months preceding June 30, 2012 and December 31, 2011, respectively.  This security was written down to its fair value in the period it was deemed to be other-than-temporarily impaired.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Principal	$2,540,119	$2,510,949
Unamortized premium (discount)	20,888	23,268
Allowance for credit loss	(21,130)	(21,130)
Total mortgage loans	$2,539,877	$2,513,087

The average recorded investment of impaired mortgage loans was $2,067 and $8,317 for the three-month periods ended June 30, 2012 and 2011, respectively. The average recorded investment in impaired mortgage loans was $2,067 and $8,378 for the six-month periods ended June 30, 2012 and 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Performing	$2,558,940	$2,532,150
Non-performing	2,067	2,067
Total	$2,561,007	$2,534,217

The following table summarizes activity in the allowance for mortgage loan credit losses for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six months ended June 30, 2012	Year ended December 31, 2011
Beginning balance	$21,130	$16,300
Provision increases	—	4,830
Ending balance	$21,130	$21,130

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$21,130	$21,130

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,561,007	$2,534,217
Individually evaluated for impairment	22,541	18,493
Collectively evaluated for impairment	2,538,466	2,515,724

Limited partnership and other corporation interests - The Company invests in limited partnership interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits, and other corporation interests.  At June 30, 2012 and December 31, 2011, the Company had $149,221 and $169,233, respectively, invested in limited partnership and other corporation interests.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $92,413 and $111,631 at June 30, 2012 and December 31, 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values in the amounts of $16,860 and $16,631 at June 30, 2012 and December 31, 2011, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $14,525 and $7,266 and estimated fair values of $14,957 and $6,823 were on loan under the program at June 30, 2012 and December 31, 2011, respectively.  The Company received restricted cash collateral of $15,488 and $7,099 at June 30, 2012 and December 31, 2011, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of other-than-temporary impairment losses reported in accumulated other comprehensive income (loss), by class of investment at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$383,206	$468	$18,411	$208	$401,617	$676
Obligations of U.S. states and their subdivisions	800	1	—	—	800	1
Corporate debt securities	547,315	14,505	428,250	131,916	975,565	146,421
Asset-backed securities	220,411	5,703	664,791	105,704	885,202	111,407
Residential mortgage-backed securities	31,426	507	34,418	1,141	65,844	1,648
Commercial mortgage-backed securities	—	—	66,080	10,461	66,080	10,461
Collateralized debt obligations	—	—	12,420	1,847	12,420	1,847
Total fixed maturities	$1,183,158	$21,184	$1,224,370	$251,277	$2,407,528	$272,461

Total number of securities in an unrealized loss position		87		145		232

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$297,410	$913	$17,531	$199	$314,941	$1,112
Obligations of U.S. states and their subdivisions	1,557	5	—	—	1,557	5
Corporate debt securities	363,111	12,986	479,441	141,273	842,552	154,259
Asset-backed securities	218,850	10,365	841,415	114,852	1,060,265	125,217
Residential mortgage-backed securities	14,203	373	120,364	3,592	134,567	3,965
Commercial mortgage-backed securities	6,726	13	68,952	7,559	75,678	7,572
Collateralized debt obligations	—	—	16,392	2,072	16,392	2,072
Total fixed maturities	$901,857	$24,655	$1,544,095	$269,547	$2,445,952	$294,202

Total number of securities in an unrealized loss position		89		167		256

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fixed maturity investments - Total unrealized losses and other-than-temporary impairment losses decreased by $21,741, or 7%, from December 31, 2011 to June 30, 2012.  This decrease in unrealized losses was across most asset classes and reflects continued recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities decreased by $7,838 from December 31, 2011 to June 30, 2012.  The valuation of these securities has been influenced by market conditions with increased liquidity and lower interest rates in the finance sector resulting in generally higher valuations of these fixed income securities.  The finance sector accounted for 92% of the unrealized loss on corporate debt securities at June 30, 2012.

Corporate debt securities account for 53% of the unrealized losses and OTTI greater than twelve months.  Of the $131,916 of unrealized losses and OTTI over twelve months on corporate debt securities, 59% are on securities which continue to be rated investment grade.  Of the $53,573 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, $45,962 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined that majority of the unrealized losses on perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities.  Based on our analysis, the Company concluded that the ability of the issuers to service the investment has not been compromised by these factors.  Additionally, although foreign banks have suffered from the weak credit and economic environment, they benefit from central bank support.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Unrealized losses on asset-backed securities decreased by $13,810 from December 31, 2011 to June 30, 2012, generally due to increased market liquidity and lower interest rates.

Asset-backed securities account for 42% of the unrealized losses and OTTI greater than twelve months.  Of the $105,704 of unrealized losses and OTTI over twelve months on asset-backed securities, 84% of the losses are on securities which continue to be rated investment grade.  Of the securities which are not rated investment grade, 77% of the losses are on securities guaranteed by monoline insurers.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition — The cumulative amount of other-than-temporary impairments of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) was $186,999 and $181,611 for both the three and six month periods ended June 30, 2012 and 2011, respectively.

5.  Derivative Financial Instruments

Derivative transactions are primarily entered into pursuant to master agreements and other contracts that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $8,192 and zero as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the Company had pledged $5,200 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $8,075 and $11,985 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.  Additionally, at June 30, 2012, one counterparty had pledged a security to the Company with a fair value of $12,430.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

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

At June 30, 2012, the Company estimated that $7,574 of net derivative gains included in accumulated other comprehensive income (loss) will be reclassified into net income within the next twelve months.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$27,101	$27,101	$—
Cross-currency swaps	216,308	(15,596)	6,476	22,072
Total cash flow hedges	400,508	11,505	33,577	22,072

Fair value hedges:
Interest rate swaps	35,800	(1,704)	—	1,704
Total fair value hedges	35,800	(1,704)	—	1,704

Total derivatives designated as hedges	436,308	9,801	33,577	23,776

Derivatives not designated as hedges:
Interest rate swaps	23,135	563	1,788	1,225
Futures on equity indices	3,190	—	—	—
Interest rate futures	85,068	—	—	—
Interest rate swaptions	786,804	568	568	—

Total derivatives not designated as hedges	898,197	1,131	2,356	1,225

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,334,505	$10,932	$35,933	$25,001

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

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

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received.

The Company had 37 and 143 swap transactions with an average notional amount of $13,273 and $16,361 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company had 8 and one cross-currency swap transaction(s) with an average notional amount of $15,470 and $39,030, respectively.  The Company had 430 and 1,678 futures transactions with an average number of contracts per transaction of 9 and 18 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  The Company had 24 and 44 swaption transactions with an average notional amount of $5,184 and $5,986 during the six months ended June 30, 2012 and during the year ended December 31, 2011, respectively.

Significant changes in the derivative notional amount during the period were primarily due to the following:

•                        The net decrease of $446,208 in interest rate swaps, interest rate swaptions and futures was primarily due to a change in the Company’s interest rate risk hedging strategy.

•                        The increase of $147,278 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of $2,195 and ($5,839) for the three-month periods ended June 30, 2012 and 2011, respectively.  The Company recognized total derivative gains (losses) in net investment income of $10,382 and ($3,652) for the six-month periods ended June 30, 2012 and 2011, respectively.  The Company recognized net investment gains (losses) on closed derivative positions

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

of ($869) and ($5,418) for the three-month periods ended June 30, 2012 and 2011, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($6,963) and ($8,312) for the six-month periods ended June 30, 2012 and 2011, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and six-month periods ended June 30, 2012 and 2011 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in OCI on derivatives		Gain (loss) reclassified from OCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Three months ended June 30,		Three months ended June 30,			Three months ended June 30,
	2012	2011	2012	2011		2012	2011
Cash flow hedges:
Interest rate swaps	$5,698	$5,808	$699	$650	(A)	$—	$—	(A)
Cross-currency swaps	5,887	(1,498)	—	—		—	—
Interest rate futures	—	—	16	11	(A)	—	(322	)(A)
Interest rate futures	—	—	—	—		—	(3,976	)(B)
Total cash flow hedges	$11,585	$4,310	$715	$661		$—	$(4,298)

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in OCI on derivatives		Gain (loss) reclassified from OCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Six months ended June 30,		Six months ended June 30,			Six months ended June 30,
	2012	2011	2012	2011		2012	2011
Cash flow hedges:
Interest rate swaps	$6,206	$3,254	$1,442	$1,293	(A)	$—	$7	(A)
Cross-currency swaps	833	(2,733)	—	—		—	—
Interest rate futures	—	(1,431)	32	22	(A)	—	(35	)(A)
Interest rate futures	—	—	—	—		—	(3,970	)(B)
Total cash flow hedges	$7,039	$(910)	$1,474	$1,315		$—	$(3,998)

(A) Net investment income

(B) Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended June 30,			Three months ended June 30,
	2012	2011		2012	2011
Fair value hedges:
Interest rate swaps	$(1,832)	$—	(A)	$—	$—
Interest rate futures	—	242	(A)	—	—
Interest rate futures	—	(1,108	)(B)	—	—
Items hedged in interest rate swaps	—	—		1,832	—	(A)
Items hedged in interest rate futures	—	—		—	(1,597	)(A)
Items hedged in interest rate futures	—	—		—	1,637	(B)
Total fair value hedges (1)	$(1,832)	$(866)		$1,832	$40

(1) Hedge ineffectiveness of zero and ($826) was recognized during the three months ended June 30, 2012 and 2011, respectively.

(A) Net investment income

(B) Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Fair value hedges:
Interest rate swaps	$(693)	$—	(A)	$—	$—
Interest rate futures	—	760	(A)	—	—
Interest rate futures	—	(1,884	)(B)	—	—
Items hedged in interest rate swaps	—	—		693	—	(A)
Items hedged in interest rate futures	—	—		—	(1,057	)(A)
Items hedged in interest rate futures	—	—		—	1,637	(B)
Total fair value hedges (1)	$(693)	$(1,124)		$693	$580

(1) Hedge ineffectiveness of zero and ($544) was recognized during the six months ended June 30, 2012 and 2011, respectively.

(A) Net investment income

(B) Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

	Gain (loss) on derivatives recognized in net income
	Three months ended June 30,
	2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	$106	(A)	$(9	)(A)
Futures on equity indices	50	(B)	571	(B)
Interest rate swaps	1,003	(A)	(3,833	)(A)
Interest rate swaps	(136	)(B)	(2,556	)(B)
Interest rate futures	146	(A)	3	(A)
Interest rate futures	(360	)(B)	150	(B)
Interest rate swaptions	225	(A)	(984	)(A)
Interest rate swaptions	(423	)(B)	(136	)(B)

Total derivatives not designated as hedging instruments	$611		$(6,794)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six months ended June 30,
	2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	$79	(A)	$(24	)(A)
Futures on equity indices	(224	)(B)	311	(B)
Interest rate swaps	8,879	(A)	(2,017	)(A)
Interest rate swaps	(4,432	)(B)	(4,040	)(B)
Interest rate futures	(284	)(A)	237	(A)
Interest rate futures	(1,537	)(B)	(137	)(B)
Interest rate swaptions	234	(A)	(2,838	)(A)
Interest rate swaptions	(770	)(B)	(229	)(B)

Total derivatives not designated as hedging instruments	$1,945		$(8,737)

(A) Net investment income

(B) Realized investment gains (losses), net.  Represents realized gains (losses) on closed positions.

6.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of June 30, 2012 and December 31, 2011:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	June 30, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,458,897	$—	$2,458,897
Obligations of U.S. states and their subdivisions	—	2,097,849	—	2,097,849
Corporate debt securities	—	9,561,073	5,460	9,566,533
Asset-backed securities	—	1,581,679	269,035	1,850,714
Residential mortgage-backed securities	—	512,968	—	512,968
Commercial mortgage-backed securities	—	718,023	—	718,023
Collateralized debt obligations	—	12,872	19	12,891
Total fixed maturities available-for-sale	—	16,943,361	274,514	17,217,875
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	38,651	—	38,651
Corporate debt securities	—	61,019	—	61,019
Asset-backed securities	—	43,351	—	43,351
Commercial mortgage-backed securities	—	1,025	—	1,025
Total fixed maturities held for trading	—	144,046	—	144,046
Short-term investments available-for-sale	94,337	1,262,207	—	1,356,544
Collateral under securities lending agreements	15,488	—	—	15,488
Collateral under derivative counterparty collateral agreements	13,275	—	—	13,275
Derivative instruments designated as hedges:
Interest rate swaps	—	27,101	—	27,101
Cross-currency swaps	—	6,476	—	6,476
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,788	—	1,788
Interest rate swaptions	—	568	—	568
Total derivative instruments	—	35,933	—	35,933
Separate account assets	11,301,549	12,077,820	—	23,379,369
Total assets	$11,424,649	$30,463,367	$274,514	$42,162,530

Liabilities
Collateral under securities lending agreements	$15,488	$—	$—	$15,488
Collateral under derivative counterparty collateral agreements	8,075	—	—	8,075
Derivative instruments designated as hedges:
Interest rate swaps	—	1,704	—	1,704
Cross-currency swaps	—	22,072	—	22,072
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,225	—	1,225
Total derivative instruments	—	25,001	—	25,001
Separate account liabilities (1)	118	245,810	—	245,928
Total liabilities	$23,681	$270,811	$—	$294,492

(1) Includes only separate account instruments which are carried at the fair value of the underlying assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

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

Six Months Ended June 30, 2012 and 2011

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

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, April 1, 2012	$16,301	$275,635	$21	$291,957
Realized and unrealized gains (losses) included in:
Net income	152	—	—	152
Other comprehensive income (loss)	(259)	1,180	(1)	920
Sales	(762)	—	—	(762)
Settlements	(923)	(7,780)	(1)	(8,704)
Transfers out of Level 3 (1)	(9,049)	—	—	(9,049)
Balance, June 30, 2012	$5,460	$269,035	$19	$274,514
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2012	$—	$—	$—	$—

(1)  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2011
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, April 1, 2011	$58,438	$293,584	$17	$4,783	$356,822
Realized and unrealized gains (losses) included in:
Net income	3,250	—	—	—	3,250
Other comprehensive income (loss)	1,217	57	4	394	1,672
Purchases	—	—	—	3,500	3,500
Sales	(1,892)	—	—	(218)	(2,110)
Settlements	(11,637)	(8,242)	—	—	(19,879)
Transfers into Level 3 (1)	—	—	—	3,566	3,566
Transfers out of Level 3 (1)	—	—	—	(1,901)	(1,901)
Balance, June 30, 2011	$49,376	$285,399	$21	$10,124	$344,920
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2011	$—	$—	$—	$—	$—

(1)  Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities
	Six months ended June 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(66)	—	—	(1,715)	(1,781)
Other comprehensive income (loss)	32	9,751	(1)	1,627	11,409
Sales	(1,598)	—	—	(1,997)	(3,595)
Settlements	(1,774)	(14,717)	(2)	(33)	(16,526)
Transfers out of Level 3 (1)	(27,630)	(5,020)	—	—	(32,650)
Balance, June 30, 2012	$5,460	$269,035	$19	$—	$274,514
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2012	$—	$—	$—	$—	$—

(1)  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Six months ended June 30, 2011
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains (losses) included in:
Net income	3,250	—	—	—	3,250
Other comprehensive income (loss)	1,318	11,977	7	586	13,888
Purchases	—	—	—	3,973	3,973
Sales	(1,892)	—	—	(278)	(2,170)
Settlements	(16,946)	(17,066)	—	—	(34,012)
Transfers into Level 3 (1)	7,333	—	—	3,566	10,899
Transfers out of Level 3 (1)	(2,379)	—	—	(2,001)	(4,380)
Balance, June 30, 2011	$49,376	$285,399	$21	$10,124	$344,920
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2011	$—	$—	$—	$—	$—

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$268,952	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	6

			Adjusted ABX Index spread assumption (2)	728

(1)  Includes home improvement loans only.

(2)  Includes an internally calculated liquidity premium adjustment of 217.

After adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 474 to 1007 basis points.  The constant default rate assumption ranged from 1.0 to 16.6.

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

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above.  The Company held zero and $19,745 of adjusted cost basis limited partnership interests which were impaired at June 30, 2012 and December 31, 2011, respectively, based on the fair value disclosed in the limited partnership financial statements.  These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement.  The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$2,539,877	$2,773,054	$2,513,087	$2,679,474
Policy loans	4,200,374	4,200,374	4,219,849	4,219,849
Limited partnership interests	47,152	44,452	48,053	41,931
Other investments	19,747	45,302	22,990	47,915

Liabilities
Annuity contract benefits without life contingencies	$8,951,704	$9,160,128	$8,727,286	$8,888,585
Policyholders’ funds	392,419	392,419	382,816	382,816
Repurchase agreements	1,098,522	1,098,522	—	—
Commercial paper	94,985	94,985	97,536	97,536
Notes payable	532,477	512,574	532,463	515,104

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

Policy loans

The policy loans accrue interest at variable rates that approximate current market interest rates.  Additionally, policy loans are fully collateralized by the cash surrender value of the underlying insurance policy.  Given the absence of borrower credit risk and the short time period between interest rate resets, carrying value approximates fair value.  The estimated fair value was classified as Level 2.

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined by using the partnership financial statement reported capital account or net asset value adjusted for other financial information or other relevant variables which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds.  It is estimated that the underlying assets of the funds will be liquidated over the next one to ten years.  The estimated fair value of the limited partnership interests was classified as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Other investments

Other investments primarily include real estate held for investment.  The estimated fair value for real estate is based on the unadjusted annual appraised value which includes factors such as comparable property sales, property income analysis, and capitalization rates.  The estimated fair value was classified as Level 2.

Annuity contract benefits without life contingencies

The estimated fair value of annuity contract benefits without life contingencies is estimated by discounting the projected expected cash flows to the maturity of the contracts, utilizing risk-free spot interest rates plus a provision for the Company’s credit risk.  The estimated fair value was classified as Level 2.

Policyholders’ funds

The carrying amount of policyholders’ funds approximates the fair value since the Company can change the interest crediting rates with 30 days notice.  The estimated fair value was classified as Level 2.

Repurchase agreements and commercial paper

The amortized cost of repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature.  The estimated fair value of repurchase agreements and commercial paper was classified as Level 2.

Notes payable

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  As a result, the estimated fair value was classified as Level 2.

7.  Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, at June 30, 2012 and December 31, 2011 was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(16,435)	$19,879
Preferred provider agreements	7,970	(7,786)	184
Total	$44,284	$(24,221)	$20,063

	December 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(15,234)	$21,080
Preferred provider agreements	7,970	(7,195)	775
Total	$44,284	$(22,429)	$21,855

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Amortization expense for other intangible assets included in general insurance expenses was $896 and $878 for the three-month periods ended June 30, 2012 and 2011, respectively.  Amortization expense of other intangible assets was $1,792 and $1,825 for the six-month periods ended June 30, 2012 and 2011, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2012.

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2012 through December 31, 2016 is approximately $3,000 per annum.

8.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and six-month periods ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$177,624	$(62,169)	$115,455
Net changes during the year related to cash flow hedges	11,585	(4,055)	7,530
Reclassification adjustment for (gains) losses realized in net income	(27,290)	9,552	(17,738)
Net unrealized gains	161,919	(56,672)	105,247
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(41,214)	14,425	(26,789)
Other comprehensive income	$120,705	$(42,247)	$78,458

	Three months ended June 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$155,765	$(54,517)	$101,248
Net changes during the year related to cash flow hedges	4,310	(1,509)	2,801
Reclassification adjustment for (gains) losses realized in net income	(13,347)	4,671	(8,676)
Net unrealized gains	146,728	(51,355)	95,373
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(41,442)	14,505	(26,937)
Other comprehensive income	$105,286	$(36,850)	$68,436

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$211,734	$(74,107)	$137,627
Net changes during the year related to cash flow hedges	7,039	(2,464)	4,575
Reclassification adjustment for (gains) losses realized in net income	(44,681)	15,639	(29,042)
Net unrealized gains	174,092	(60,932)	113,160
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(29,063)	10,172	(18,891)
Other comprehensive income	$145,029	$(50,760)	$94,269

	Six months ended June 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$142,947	$(50,031)	$92,916
Net changes during the year related to cash flow hedges	(910)	318	(592)
Reclassification adjustment for (gains) losses realized in net income	(24,047)	8,416	(15,631)
Net unrealized gains	117,990	(41,297)	76,693
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(28,915)	10,121	(18,794)
Other comprehensive income	$89,075	$(31,176)	$57,899

9.  Employee Benefit Plans

Net periodic (benefit) cost of the Defined Benefit Pension Plan, the Post-Retirement Medical Plan, and the Supplemental Executive Retirement Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2012 and 2011, include the following components:

	Three months ended June 30,
	2012	2011	2012	2011	2012	2011
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
Components of periodic (benefit) cost:
Service costs	$1,136	$984	$225	$155	$562	$229
Interest costs	5,258	5,072	150	146	724	784
Expected return on plan assets	(5,462)	(5,273)	—	—	—	—
Amortization of transition obligation	—	(347)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	13	13	(413)	(412)	233	234
Amortization of loss (gain) from earlier periods	2,524	1,279	(94)	(153)	147	36
Net periodic (benefit) cost	$3,469	$1,728	$(132)	$(264)	$1,666	$1,283

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011	2012	2011	2012	2011
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
Components of periodic (benefit) cost:
Service costs	$2,175	$1,943	$408	$306	$492	$458
Interest costs	10,472	10,219	284	293	1,448	1,568
Expected return on plan assets	(10,889)	(10,575)	—	—	—	—
Amortization of transition obligation	—	(694)	(825)	—	—	—
Amortization of unrecognized prior service cost (benefit)	26	26	—	(825)	466	468
Amortization of loss (gain) from earlier periods	4,370	2,674	(227)	(301)	294	72
Net periodic (benefit) cost	$6,154	$3,593	$(360)	$(527)	$2,700	$2,566

The Company expects to make payments of approximately $474 with respect to its Post-Retirement Medical Plan and $2,800 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2012.  The Company will make a contribution at least equal to the minimum contribution of $22,000 to its Defined Benefit Pension Plan during the year ended December 31, 2012.  The measurement date used to determine pension and post-retirement medical benefits is December 31.

During the three-month periods ended June 30, 2012 and 2011, the Company made payments of $63 and $31 to the Post-Retirement Medical Plan, respectively, payments of $698 and $661 to the Supplemental Executive Retirement Plan, respectively, and contributions of $10,056 and $3,000 to the Defined Benefit Pension Plan, respectively.  During the six-month periods ended June 30, 2012 and 2011, the Company made payments of $237 and $120 to the Post-Retirement Medical Plan, respectively, payments of $1,396 and $1,323 to the Supplemental Executive Retirement Plan, respectively, and contributions of $13,300 and $3,000 to the Defined Benefit Pension Plan, respectively.

10.  Federal Income Taxes

The following table identifies the elements of the Company’s income tax provision for the three and six-month periods ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Current	$24,009	$26,926	$32,682	$45,519
Deferred	8,586	2,974	24,273	6,502
Total income tax provision	$32,595	$29,900	$56,955	$52,021

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2)%	(1.9)%
Tax credits	(1.3)%	(2.9)%
State income taxes, net of federal benefit	1.2%	1.4%
Income tax contingency provisions	0.1%	(1.5)%
Other, net	0.9%	0.1%
Effective federal income tax rate	33.7%	30.2%

During the six months ended June 30, 2012, the Company recorded a decrease in unrecognized tax benefits in the amount of $4,867.  The Company anticipates additional increases in its unrecognized tax benefits of $1,500 to $3,500 in the next twelve months.

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

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

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

The following table summarizes segment financial information for the three months ended June 30, 2012:

	Three months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$42,170	$1,164	$32,057	$75,391
Fee income	18,803	115,136	1,221	135,160
Net investment income	182,781	105,134	11,877	299,792
Net realized gains on investments	10,945	13,946	28	24,919
Total revenues	254,699	235,380	45,183	535,262
Benefits and expenses:
Policyholder benefits	183,452	52,845	28,324	264,621
Operating expenses	31,168	128,247	17,583	176,998
Total benefits and expenses	214,620	181,092	45,907	441,619
Income (loss) from continuing operations before income taxes	40,079	54,288	(724)	93,643
Income tax expense (benefit)	13,961	18,152	482	32,595
Net income (loss)	$26,118	$36,136	$(1,206)	$61,048

The following table summarizes segment financial information for the three months ended June 30, 2011:

	Three months ended June 30, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$52,557	$1,555	$33,629	$87,741
Fee income	16,467	105,681	1,269	123,417
Net investment income	179,051	100,764	8,872	288,687
Net realized gains on investments	2,382	(30)	4	2,356
Total revenues	250,457	207,970	43,774	502,201
Benefits and expenses:
Policyholder benefits	188,049	55,753	20,077	263,879
Operating expenses	23,095	109,229	16,904	149,228
Total benefits and expenses	211,144	164,982	36,981	413,107
Income from continuing operations before income taxes	39,313	42,988	6,793	89,094
Income tax expense	12,207	14,700	2,993	29,900
Net income	$27,106	$28,288	$3,800	$59,194

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$145,759	$1,865	$55,854	$203,478
Fee income	36,898	222,780	2,425	262,103
Net investment income	364,893	214,379	23,649	602,921
Net realized gains on investments	15,868	20,898	33	36,799
Total revenues	563,418	459,922	81,961	1,105,301
Benefits and expenses:
Policyholder benefits	434,844	102,379	57,545	594,768
Operating expenses	66,534	240,095	34,907	341,536
Total benefits and expenses	501,378	342,474	92,452	936,304
Income (loss) from continuing operations before income taxes	62,040	117,448	(10,491)	168,997
Income tax expense (benefit)	20,880	38,874	(2,799)	56,955
Net income (loss)	$41,160	$78,574	$(7,692)	$112,042

The following table summarizes segment financial information for the six months ended June 30, 2011:

	Six months ended June 30, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$202,716	$3,569	$61,905	$268,190
Fee income	32,439	208,482	2,461	243,382
Net investment income	356,437	200,360	23,756	580,553
Net realized gains on investments	5,808	3,173	24	9,005
Total revenues	597,400	415,584	88,146	1,101,130
Benefits and expenses:
Policyholder benefits	468,482	109,439	46,156	624,077
Operating expenses	51,355	214,294	39,167	304,816
Total benefits and expenses	519,837	323,733	85,323	928,893
Income from continuing operations before income taxes	77,563	91,851	2,823	172,237
Income tax expense	22,488	27,886	1,647	52,021
Net income	$55,075	$63,965	$1,176	$120,216

12.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners (“NAIC”)), for each quarter ending after March 31, 2010.  The

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Company was in compliance with all covenants at June 30, 2012 and December 31, 2011.  At June 30, 2012 and December 31, 2011 there were no outstanding amounts related to this credit facility.

CLAC and the Company’s wholly owned subsidiary, GWSC,  are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,148,600 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At June 30, 2012 and December 31, 2011 there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2012 and December 31, 2011 were $455,806 and $97,694, of which $12,737 and $13,205 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

13.  Subsequent Event

On July 25, 2012, the Company’s Board of Directors declared a dividend of $51,600 to be paid to its sole shareholder, GWL&A Financial, during the third quarter of 2012.

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

A summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements is in Note 1 of the accompanying condensed consolidated financial statements.

Company Results of Operation

The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2012, compared with the same period in 2011. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

The following is a summary of certain financial data of the Company for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$75	$88
Fee income	135	123
Net investment income	300	289
Net realized investment gains (losses)	25	2
Total revenues	535	502
Policyholder benefits	265	264
Operating expenses	177	149
Total benefits and expenses	442	413
Income before income taxes	93	89
Income tax expense	32	30
Net income	$61	$59

The Company’s consolidated net income remained consistent increasing $2 million, or 3%, from $59 million for three months ended June 30, 2011 to $61 million for the three months ended June 30, 2012.  Earnings changed primarily due to increased investment income and net realized gains on investments offset by lower mortality gains and increased operating expenses.

Premium income decreased by $13 million, or 15%, to $75 million for the three months ended June 30, 2012 when compared to 2011.  This decrease is primarily related to the $11 million decrease in the Company’s Individual Market’s segment which is due to sales in the single premium whole life (“SPWL”) product marketed through banks which decreased by $16 million.  In 2011, the Company began replacing the SPWL product with a single premium universal life (“SPUL”) product, which had deposits of $140 million for the three months ended June 30, 2012.

Fee income increased by $12 million, or 10%, to $135 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index, which increased by 2% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net investment income increased by $11 million, or 4%, to $300 million for the three months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are a $21 million increase due to higher invested assets and a $6 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $19 million decrease due to lower yields.

Net realized investment gains increased by $23 million to $25 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $27 million related to dollar rolls and mortgages.  Additionally, the Company has an increase of $6 million due to lower losses on derivatives and interest rate hedges.  These increases are offset by a decrease of $10 million related to lower realized gains on the sale of bonds.

Total benefits and expenses increased by $29 million, or 7%, to $442 million for the three months ended June 30, 2012 when compared to 2011.  The increase is attributable to lower mortality gains and an increase in operating expenses, including commissions, as a result of sales growth and growth in the block of business.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

The following is a summary of certain financial data of the Company for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$204	$268
Fee income	262	243
Net investment income	603	581
Net realized investment gains (losses)	37	9
Total revenues	1,106	1,101
Policyholder benefits	595	624
Operating expenses	342	305
Total benefits and expenses	937	929
Income before income taxes	169	172
Income tax expense	57	52
Net income	$112	$120

The Company’s consolidated net income decreased by $8 million, or 7%, to $112 million for the six months ended June 30, 2012 when compared to 2011.  Earnings are lower in 2012 primarily due to lower mortality gains in the closed blocks and higher operating expense during the six months ended June 30, 2012 compared to 2011.  These decreases in net income were partially offset by the increase in fees, investment income and net realized gains on investments.

Premium income decreased by $64 million, or 24%, to $204 million for the six months ended June 30, 2012 when compared to 2011.  This decrease is primarily related to the $57 million decrease in the Company’s Individual Market’s segment which is due to sales in the SPWL product marketed through banks which decreased by $44 million.  In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $244 million for the six months ended June 30, 2012.

Fee income increased by $19 million, or 8%, to $262 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 3% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net investment income increased by $22 million, or 4%, to $603 million for the six months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are a $41 million increase due to higher invested assets and a $13 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $35 million decrease due to lower yields.

Net realized investment gains increased by $28 million to $37 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $27 million related to dollar rolls and mortgages.  Additionally, the Company has an increase of $3 million due to derivatives and interest rate hedges.  These increases are offset by a decrease of $2 million related to lower realized gains on the sale of bonds.

Total benefits and expenses increased by $8 million, or 1%, to $937 million for the six months ended June 30, 2012 when compared to 2011.  The increase is attributable to an increase of $19 million in the Retirement Services segment, primarily due to an increase in operating expenses, including commissions, due to sales growth.  Additionally, there was an $8 million increase in the Other segment, primarily due to an unfavorable change in lapse rate experience.  This is partially offset by a decrease of $17 million in the Company’s Individual Markets segment, which is primarily due to a reduction in policyholder benefits expenses related to the change in mix of sales mentioned in premiums above offset by lower mortality gains.

Individual Markets Segment Results of Operations

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

The following is a summary of certain financial data of the Individual Markets segment for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$42	$53
Fee income	19	16
Net investment income	183	179
Net realized investment gains (losses)	11	2
Total revenues	255	250
Policyholder benefits	184	188
Operating expenses	31	23
Total benefits and expenses	215	211
Income before income taxes	40	39
Income tax expense	14	12
Net income	$26	$27

Net income for the Individual Markets segment remained relatively consistent at $26 million for the three months ended June 30, 2012 when compared to $27 million for the three months ended June 30, 2011.  Earnings are consistent in 2012 primarily due to lower mortality gains during the three months ended June 30, 2012 compared to 2011 that were offset by the increase in investment income and net realized gains on investments.

Premium income decreased by $11 million, or 21%, to $42 million for the three months ended June 30, 2012 compared to 2011.  The decrease is primarily related to sales in the SPWL product marketed through banks, which decreased by $16 million.  In 2011, the Company began replacing the SPWL product with a SPUL product, which had deposits of $140 million for the three months ended June 30, 2012.  This decrease is partially offset by an increase in premiums due to growth in the block of business.

Fee income increased by $3 million, or 19%, to $19 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily related to higher asset balances as a result of an increase in the size of the block of business.

Net investment income increased by $4 million, or 2%, to $183 million for the three months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are an $11 million increase due to higher invested assets and a $3 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $12 million decrease due to lower yields.

Net realized investment gains increased by $9 million to $11 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $9 million related to dollar rolls and mortgages.

Total benefits and expenses increased by $4 million, or 2%, to $215 million for the three months ended June 30, 2012 when compared to 2011.  The change is driven by an $8 million increase in operating expenses as a result of higher commissions.  This increase is offset by a $4 million decrease in policyholder benefits primarily attributable to the change in mix of sales mentioned in premiums above, partially offset by lower mortality gains.

Income tax expense remained relatively consistent increasing only $2 million during the three months ended June 30, 2012 when compared to 2011.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

The following is a summary of certain financial data of the Individual Markets segment for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$146	$203
Fee income	37	32
Net investment income	365	356
Net realized investment gains (losses)	16	6
Total revenues	564	597
Policyholder benefits	435	468
Operating expenses	67	51
Total benefits and expenses	502	519
Income before income taxes	62	78
Income tax expense	21	23
Net income	$41	$55

Net income for the Individual Markets segment decreased by $14 million, or 25%, to $41 million for the six months ended June 30, 2012 when compared to 2011.  Earnings are lower in 2012 primarily due to lower mortality gains in the closed blocks and higher operating expense during the six months ended June 30, 2012 compared to 2011.  These decreases in net income were partially offset by the increase in investment income and net realized gains on investments.

Premium income decreased by $57 million, or 28%, to $146 million for the six months ended June 30, 2012 compared to 2011.  The decrease is primarily related to sales in the SPWL product marketed through banks which decreased by $44 million.  In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $244 million for the six months ended June 30, 2012.  Additionally, there was a decrease of approximately $9 million due to additional premiums ceded to reinsurers.

Fee income increased by $5 million, or 16%, to $37 million for the six months ended June 30, 2012 when compared to 2011.  This change is primarily related to an increase in fees on the executive benefits product as a result of higher variable policy balances, as well as an increase in Individual Retirement Account (“IRA”) fees due to higher asset balances.

Net investment income increased by $9 million, or 3%, to $365 million for the six months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are a $19 million increase due to higher invested assets and a $7 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $20 million decrease due to lower yields.

Net realized investment gains increased by $10 million to $16 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $9 million related to dollar rolls and mortgages.

Total benefits and expenses decreased by $17 million, or 3%, to $502 million for the six months ended June 30, 2012 when compared to 2011.  The change is driven by a $33 million, or 7%, decrease in policyholder benefits which is primarily attributable to the change in the mix of sales mentioned in premiums above, offset by lower mortality gains.  The decrease is partially offset by a $16 million increase in operating expenses primarily related to increased commissions driven by higher sales of the SPUL product.

Income tax expense decreased by $2 million, or 9%, to $21 million during the three months ended June 30, 2012 when compared to 2011 primarily due to a decrease in income before income taxes.

Retirement Services Segment Results of Operations

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

The following is a summary of certain financial data of the Retirement Services segment for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$1	$1
Fee income	115	106
Net investment income	105	101
Net realized investment gains (losses)	14	—
Total revenues	235	208
Policyholder benefits	53	56
Operating expenses	128	109
Total benefits and expenses	181	165
Income before income taxes	54	43
Income tax expense	18	15
Net income	$36	$28

Net income for the Retirement Services segment increased by $8 million, or 29%, to $36 million for the three months ended June 30, 2012 when compared to 2011.  Earnings have improved primarily due to higher fees and improved investment income as a result of higher assets and net realized gains on investments.  These increases are partially offset by higher operating expenses, including increased commissions, due to growth in the block of business.

Fee income increased by $9 million, or 8%, to $115 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 2% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net investment income increased by $4 million, or 4%, to $105 million for the three months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are a $10 million increase due to higher invested assets and a $3 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $7 million decrease due to lower yields.

Net realized investment gains increased by $14 million to $14 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $18 million related to dollar rolls and mortgages.  Additionally, the Company has an increase of $5 million due to derivatives and interest rate hedges.  These increases are offset by a decrease of $9 million related to lower realized gains on the sale of bonds.

Total benefits and expenses increased by $16 million, or 10%, to $181 million for the three months ended June 30, 2012 when compared to 2011.  The increase is primarily related to a $19 million, or 17%, increase in operating expenses, including commissions, due to growth in the block of business.

Income tax expense increased by $3 million, or 20%, to $18 million during the three months ended June 30, 2012 when compared to 2011.  The increase is primarily due to an increase in income before income taxes.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

The following is a summary of certain financial data of the Retirement Services segment for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$2	$3
Fee income	223	209
Net investment income	214	200
Net realized investment gains (losses)	21	3
Total revenues	460	415
Policyholder benefits	102	109
Operating expenses	240	214
Total benefits and expenses	342	323
Income before income taxes	118	92
Income tax expense	39	28
Net income	$79	$64

Net income for the Retirement Services segment increased by $15 million, or 23%, to $79 million for the six months ended June 30, 2012 when compared to 2011.  Earnings have improved primarily due to improved investment income as a result of higher assets and net realized gains on investments.  These increases are partially offset by higher operating expenses, including increased commissions, due to growth in the block of business.

Fee income increased by $14 million, or 7%, to $223 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to sales and the performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 3% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net investment income increased by $14 million, or 7%, to $214 million for the six months ended June 30, 2012 when compared to 2011.  The primary drivers for the change are a $22 million increase due to higher invested assets and a $7 million increase in unrealized gains primarily on derivative instruments.  These increases are offset by a $16 million decrease due to lower yields.

Net realized investment gains increased by $18 million to $21 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily due to $18 million related to dollar rolls and mortgages.  Additionally, the Company has an increase of $2 million due to derivatives and interest rate hedges.  These increases are offset by a decrease of $2 million related to lower realized gains on the sale of bonds.

Total benefits and expenses increased by $19 million, or 6%, to $342 million for the six months ended June 30, 2012 when compared to 2011.  The increase is primarily related to a $26 million, or 12%, increase in operating expenses, including commissions, due to growth in the block of business.  The increase in operating expenses is offset by a $7 million, or 7%, decrease in policyholder benefits expense.

Income tax expense increased by $11 million, or 39%, to $39 million during the six months ended June 30, 2012 when compared to 2011.  The increase is primarily due to an increase in income before income taxes.

Other Segment Results of Operations

Three months ended June 30, 2012 compared with the three months ended June 30, 2011.

The following is a summary of certain financial data of the Company’s Other segment for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$32	$34
Fee income	1	1
Net investment income	12	9
Total revenues	45	44
Policyholder benefits	28	20
Operating expenses	18	17
Total benefits and expenses	46	37
(Loss) income before income taxes	(1)	7
Income tax (benefit) expense	—	3
Net (loss) income	$(1)	$4

The Company’s Other reporting segment substantially comprises activity of the Great-West Life and Annuity Company of South Carolina (“GWSC”) operating segment, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Net loss for the Company’s Other segment changed by $5 million from net income of $4 million during the three months ended June 30, 2011 to net loss of $1 million for the three months ended June 30, 2012.  The decrease is primarily due to an unfavorable change in lapse rate experience resulting in an $8 million decrease in (loss) income before income taxes.  This was offset by a $3 million increase in net investment income as well as the change in income tax expense of $3 million as a result of the decrease in (loss) income before taxes.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011.

The following is a summary of certain financial data of the Company’s Other segment for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
Income statement data (In millions)	2012	2011
Premium income	$56	$62
Fee income	2	2
Net investment income	24	24
Total revenues	82	88
Policyholder benefits	58	46
Operating expenses	35	39
Total benefits and expenses	93	85
(Loss) income before income taxes	(11)	3
Income tax (benefit) expense	(3)	2
Net (loss) income	$(8)	$1

Net (loss) income for the Company’s Other segment changed by $9 million from net income of $1 million during the six months ended June 30, 2011 to net loss of $8 million for the six months ended June 30, 2012.  The decrease is primarily due to an unfavorable change in lapse rate experience resulting in a $12 million decrease in (loss) income before income taxes.  This was offset by a $4 million decrease in operating expenses, which is primarily the result of a guarantee fund assessment incurred by the Company during the six months ended June 30, 2011, as well as the change in income tax expense of $5 million as a result of the decrease in (loss) income before taxes.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at June 30, 2012 and December 31, 2011 follows:

(In millions)	June 30, 2012		December 31, 2011
Fixed maturities, available-for-sale	$17,218	67.1%	$16,590	69.1%
Fixed maturities, held for trading	144	0.6%	147	0.6%
Mortgage loans on real estate	2,540	9.9%	2,513	10.5%
Policy loans	4,200	16.4%	4,220	17.6%
Short-term investments, available-for-sale	1,357	5.3%	333	1.4%
Limited partnership and other corporation interests	149	0.6%	169	0.7%
Other investments	24	0.1%	23	0.1%
Total investment assets	$25,632	100.0%	$23,995	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services, Fitch Ratings and Moody’s Investor Services, Inc.  In addition, the National Association of Insurance Commissioners (“NAIC”) implemented a ratings methodology for RMBS, CMBS and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at June 30, 2012 and December 31, 2011 is summarized as follows:

Credit Rating	June 30, 2012	December 31, 2011
AAA	31.8%	33.0%
AA	14.3%	14.7%
A	24.2%	25.0%
BBB	28.3%	25.9%
BB and below (Non-investment grade)	1.4%	1.4%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at June 30, 2012 and December 31, 2011:

Sector	June 30, 2012	December 31, 2011
Utility	16.6%	15.8%
Finance	10.8%	10.5%
Consumer	10.2%	9.6%
Natural resources	4.9%	4.7%
Transportation	2.5%	2.4%
Other	10.1%	10.0%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $43 million at June 30, 2012 from December 31, 2011.  Level 3 assets at June 30, 2012 were $275 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $318 million or 1% at December 31, 2011.  The decrease in Level 3 assets is due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple vendors.

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of June 30, 2012 and December 31, 2011, the Company had $15 million and $7 million, respectively, of securities out on loan, $848 million and $2 million, respectively, in short-term repurchase agreements and $1,099 million and zero, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The increase in dollar repurchase agreements during the period ended June 30, 2012 was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company originated 6 and 69 new loans with aggregate principal balances of $71 million and $900 million, respectively.

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

•                  Valuation of DAC and VOBA;

•                  Employee benefit plans; and

•                  Income taxes and the valuation of deferred tax assets and liabilities, net.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2012 and December 31, 2011, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company expects that its cash on hand and expected net cash generated by operating activities will exceed the anticipated needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $95 million and $98 million of commercial paper outstanding at June 30, 2012 and December 31, 2011, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility during the six months ended June 30, 2012.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.  Capital resources provide protection for policyholders and financial strength to support the underwriting of insurance risks and allow for continued business growth.  The amount of capital resources that may be needed is determined by the Company’s senior management and Board of Directors, as well as by regulatory requirements.  The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company’s existing business.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

(b)         There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	August 6, 2012
James H. Van Harmelen, Senior Vice President and Controller
(Duly authorized Officer and Chief Accounting Officer)