Form 10-Q
period 2012-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2012-11-09
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information		3

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3

		Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

		Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6

		Condensed Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2011 and for the Nine Months Ended September 30, 2012 (Unaudited)	7

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	8

		Notes to Condensed Consolidated Financial Statements (Unaudited)	10

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4	Controls and Procedures	55

Part II	Other Information		55

	Item 1	Legal Proceedings	55

	Item 1A	Risk Factors	55

	Item 6	Exhibits	56

		Signature	56

Part I     Financial Information

Item 1.   Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

	September 30, 2012	December 31, 2011
		As adjusted
		See Note 1
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $16,542,668 and $15,586,970)	$17,978,069	$16,589,783
Fixed maturities, held for trading, at fair value (amortized cost $206,443 and $134,591)	220,786	147,526
Mortgage loans on real estate (net of allowances of $3,957 and $21,130)	2,600,215	2,513,087
Policy loans	4,215,850	4,219,849
Short-term investments, available-for-sale (cost approximates fair value)	1,779,662	332,764
Limited partnership and other corporation interests	136,951	169,233
Other investments	21,235	22,990
Total investments	26,952,768	23,995,232

Other assets:
Cash	4,476	7,593
Reinsurance receivable	642,184	616,336
Deferred acquisition costs and value of business acquired	191,517	219,833
Investment income due and accrued	274,746	248,114
Collateral under securities lending agreements	83,943	7,099
Due from parent and affiliates	132,091	114,697
Goodwill	105,255	105,255
Other intangible assets	19,167	21,855
Other assets	531,474	505,401
Assets of discontinued operations	35,129	39,621
Separate account assets	24,535,992	22,331,391
Total assets	$53,508,742	$48,212,427

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

(In Thousands, Except Share Amounts)

	September 30, 2012	December 31, 2011
		As adjusted
		See Note 1
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$22,931,713	$21,828,274
Policy and contract claims	319,851	310,455
Policyholders’ funds	350,423	382,816
Provision for policyholders’ dividends	64,383	64,710
Undistributed earnings on participating business	13,127	11,105
Total policy benefit liabilities	23,679,497	22,597,360

General liabilities:
Due to parent and affiliates	557,902	538,561
Repurchase agreements	1,473,393	—
Commercial paper	99,089	97,536
Payable under securities lending agreements	83,943	7,099
Deferred income tax liabilities, net	300,008	154,464
Other liabilities	599,618	532,327
Liabilities of discontinued operations	35,130	39,616
Separate account liabilities	24,535,992	22,331,391
Total liabilities	51,364,572	46,298,354

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	770,154	768,247
Accumulated other comprehensive income	677,659	469,982
Retained earnings	689,325	668,812
Total stockholder’s equity	2,144,170	1,914,073
Total liabilities and stockholder’s equity	$53,508,742	$48,212,427

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		As adjusted		As adjusted
		See Note 1		See Note 1

Revenues:
Premium income, net of premiums ceded of $5,045, $3,904, $35,231 and $28,705	$140,032	$158,688	$343,510	$426,879
Fee income	132,202	120,100	394,305	363,482
Net investment income	292,609	287,250	895,530	867,803
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(224)	(17,274)	(478)	(18,965)
Other-than-temporary losses transferred to other comprehensive income	—	10,004	—	10,004
Other realized investment gains, net	55,349	18,012	92,402	28,708
Total realized investment gains (losses), net	55,125	10,742	91,924	19,747
Total revenues	619,968	576,780	1,725,269	1,677,911
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $4,908, $10,715, $41,964 and $33,832	160,665	160,097	521,119	482,974
Increase (decrease) in future policy benefits	28,185	34,251	(30,103)	41,442
Interest paid or credited to contractholders	130,396	138,483	388,085	395,799
Provision for policyholders’ share of earnings on participating business	(428)	747	1,760	1,503
Dividends to policyholders	14,904	14,846	47,628	50,783
Total benefits	333,722	348,424	928,489	972,501
General insurance expenses	152,569	142,957	444,185	416,792
Amortization of deferred acquisition costs and value of business acquired	15,872	(3,071)	47,103	9,118
Interest expense	9,350	9,338	28,040	28,131
Total benefits and expenses, net	511,513	497,648	1,447,817	1,426,542
Income from operations before income taxes	108,455	79,132	277,452	251,369
Income tax expense	45,184	24,680	102,139	76,700
Net income	$63,271	$54,452	$175,313	$174,669

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		As adjusted		As adjusted
		See Note 1		See Note 1

Net income	$63,271	$54,452	$175,313	$174,669
Components of other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	300,076	369,310	511,810	512,257
Net change during the period related to cash flow hedges	(8,578)	20,067	(1,539)	19,157
Reclassification adjustments for (gains) losses realized in net income	(37,801)	(39,153)	(82,482)	(63,200)
Net unrealized gains (losses) related to investments	253,697	350,224	427,789	468,214
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(79,224)	(34,120)	(108,286)	(63,035)
Other comprehensive income before income taxes	174,473	316,104	319,503	405,179
Income tax expense related to items of other comprehensive income	61,066	110,636	111,826	141,813
Other comprehensive income	113,407	205,468	207,677	263,366
Comprehensive income	$176,678	$259,920	$382,990	$438,035

Other comprehensive income includes the non-credit component of impaired losses on fixed maturities available for sale in the amounts of $9,218, $(1,363), $16,151 and $14,670 for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Year Ended December 31, 2011 and Nine Months Ended September 30, 2012 (Unaudited)

(In Thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2011, as adjusted, see Note 1	$7,032	$764,644	$269,308	$672,928	$1,713,912
Net income				202,237	202,237
Other comprehensive income (loss), net of income taxes			200,674		200,674
Dividends				(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786			1,786
Income tax benefit on stock-based compensation		1,817			1,817
Balances, December 31, 2011	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				175,313	175,313
Other comprehensive income (loss), net of income taxes			207,677		207,677
Dividends				(154,800)	(154,800)
Capital contribution - stock-based compensation		1,719			1,719
Income tax benefit on stock-based compensation		188			188
Balances, September 30, 2012	$7,032	$770,154	$677,659	$689,325	$2,144,170

See notes to the condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011

Net cash provided by operating activities	$199,470	$349,025

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	5,439,658	4,581,017
Mortgage loans on real estate	101,204	63,755
Limited partnership interests, other corporation interests and other investments	39,247	46,422
Purchases of investments:
Fixed maturities, available-for-sale	(4,822,397)	(4,526,471)
Mortgage loans on real estate	(171,366)	(551,951)
Limited partnership interests, other corporation interests and other investments	(3,689)	(6,578)
Net change in short-term investments	(2,859,785)	(483,015)
Net change in repurchase agreements	1,473,393	117,700
Policy loans, net	5,366	(14,807)
Purchases of furniture, equipment and software	(14,101)	—
Net cash used in investing activities	(812,470)	(773,928)

Cash flows from financing activities:
Contract deposits	1,992,201	1,872,213
Contract withdrawals	(1,247,330)	(1,348,054)
Change in due to/from parent and affiliates	1,791	79,607
Dividends paid	(154,800)	(153,350)
Net commercial paper borrowings	1,553	4,264
Change in bank overdrafts	16,280	(31,704)
Income tax benefit of stock option exercises	188	1,646
Net cash provided by (used in) financing activities	609,883	424,622

Net increase (decrease) in cash	(3,117)	(281)
Cash, beginning of period	7,593	4,476
Cash, end of period	$4,476	$4,195

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(53,387)	$(121,162)
Income tax payments withheld and remitted to taxing authorities	37,367	41,105
Interest	18,783	18,873

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,719	$1,289
Fair value of assets acquired in settlement of fixed maturity investments	1,125	12,865
Real estate acquired in satisfaction of debt	—	2,140

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

1.  Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control.  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2011, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2012, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2012, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2012, are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

Certain amounts have been reclassified to conform to current year presentation. Specifically, for the condensed consolidated statement of cash flows for the nine months ended September 30, 2011, equity investments available-for-sale were reclassified to other investments.  This reclassification had no effect on previously reported results of operations or retained earnings.

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

During the three and nine months ended September 30, 2012, the Company had an $18 million decrease in the general mortgage provision allowance as a result of revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Retrospective Adoption of Accounting Pronouncement

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as DAC. Such costs include incremental costs related to unsuccessful attempts to acquire new or renewal insurance contracts in addition to certain administrative costs.  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 is impracticable.

The following is a summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements:

	As previously	Retrospective
	reported	adoption	As adjusted
Condensed Consolidated Balance Sheets
December 31, 2011
Deferred acquisition costs and value of business acquired	$343,449	$(123,616)	$219,833
Deferred income tax liabilities, net	197,729	(43,265)	154,464
Accumulated other comprehensive income	445,372	24,610	469,982
Retained earnings	773,773	(104,961)	668,812

Condensed Consolidated Statements of Income
Three months ended September 30, 2011
General insurance expenses	135,993	6,964	142,957
Amortization of deferred acquisition costs and value of business acquired	53	(3,124)	(3,071)
Income tax expense	26,024	(1,344)	24,680
Net income	56,948	(2,496)	54,452

Condensed Consolidated Statements of Income
Nine months ended September 30, 2011
General insurance expenses	389,422	27,370	416,792
Amortization of deferred acquisition costs and value of business acquired	18,730	(9,612)	9,118
Income tax expense	82,915	(6,215)	76,700
Net income	186,212	(11,543)	174,669

Condensed Consolidated Statements of Comprehensive Income
Three months ended September 30, 2011
Net income	56,948	(2,496)	54,452
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(22,389)	(11,731)	(34,120)
Income tax expense related to items of other comprehensive income	114,742	(4,106)	110,636

Condensed Consolidated Statements of Comprehensive Income
Nine months ended September 30, 2011
Net income	186,212	(11,543)	174,669
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(54,365)	(8,670)	(63,035)
Income tax expense related to items of other comprehensive income	144,847	(3,034)	141,813

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	As previously	Retrospective
	reported	adoption	As adjusted
Condensed Consolidated Statements of Stockholder’s Equity
Balances, January 1, 2011, Accumulated other comprehensive income (loss)	$242,516	$26,792	$269,308
Balances, January 1, 2011, Retained earnings	766,031	(93,103)	672,928
Net income, 2011	214,095	(11,858)	202,237
Other comprehensive income (loss), net of income taxes, 2011	202,856	(2,182)	200,674

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

DAC associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  DAC associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  Acquisition costs amortized for the three-month periods ended September 30, 2012 and 2011, were $14,003 and $(3,736), respectively.  Acquisition costs amortized for the nine-month periods ended September 30, 2012 and 2011, were $37,760 and $5,987, respectively.

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

Nine Months Ended September 30, 2012 and 2011

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

Nine Months Ended September 30, 2012 and 2011

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

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements” (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criteria under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-03 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-03 did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”).  ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-04 relate only to financial statement disclosures regarding fair value and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).  ASU No. 2011-05 provides that entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No. 2011-05 was subsequently amended by ASU No. 2011-12.

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

Future adoption of new accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”).  ASU No. 2011-11 provides for entities to disclose information about financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement or similar arrangement.  ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and for interim periods within those annual periods.  The Company will adopt the provisions of ASU No. 2011-11 for its fiscal year beginning January 1, 2013.  The Company is evaluating the impact of the adoption of ASU No. 2011-11.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine-month periods ended September 30, 2012 and 2011, the Company paid dividends of $154,800 and $153,350, respectively, to its parent, GWL&A Financial Inc. (“GWL&A Financial”).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”) at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,615,621	$115,405	$549	$2,730,477	$—
Obligations of U.S. states and their subdivisions	1,714,392	350,627	109	2,064,910	—
Foreign governments	1,602	—	—	1,602	—
Corporate debt securities (2)	9,166,732	1,009,188	121,951	10,053,969	(2,241)
Asset-backed securities (3)	1,896,607	97,089	86,994	1,906,702	(45,470)
Residential mortgage-backed securities	477,737	21,297	25	499,009	(135)
Commercial mortgage-backed securities	655,960	54,019	797	709,182	—
Collateralized debt obligations	14,017	14	1,813	12,218	—
Total fixed maturities	$16,542,668	$1,647,639	$212,238	$17,978,069	$(47,846)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.

(2) Includes perpetual debt investments with amortized cost of $251,922 and estimated fair value of $169,868 at September 30, 2012.

(3) The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

	December 31, 2011
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,209,420	$107,363	$1,112	$2,315,671	$—
Obligations of U.S. states and their subdivisions	1,773,687	297,488	5	2,071,170	—
Corporate debt securities (2)	8,287,960	762,045	154,259	8,895,746	3,672
Asset-backed securities (3)	2,006,544	70,117	125,217	1,951,444	(23,837)
Residential mortgage-backed securities	578,046	17,461	3,965	591,542	1,409
Commercial mortgage-backed securities	712,831	42,538	7,572	747,797	—
Collateralized debt obligations	18,482	3	2,072	16,413	—
Total fixed maturities	$15,586,970	$1,297,015	$294,202	$16,589,783	$(18,756)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment.

(2) Includes perpetual debt investments with amortized cost of $253,023 and estimated fair value of $166,284 at December 31, 2011.

(3) The non-credit loss component of OTTI (gain) loss for asset-backed securities was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

See Note 6 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at September 30, 2012, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized cost	Estimated fair value
Maturing in one year or less	$676,656	$715,216
Maturing after one year through five years	3,094,292	3,399,029
Maturing after five years through ten years	3,796,898	4,333,626
Maturing after ten years	3,496,105	3,873,024
Mortgage-backed and asset-backed securities	5,478,717	5,657,174
	$16,542,668	$17,978,069

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$2,010,884	$991,790	$4,400,898	$3,563,490
Gross realized gains from sales	37,494	41,893	83,416	89,130
Gross realized losses from sales	—	122	3,414	21,696

Gross realized gains and losses from sales were primarily attributable to changes in interest rates and losses on repurchase agreement transactions.

The Company had no fixed maturity securities that had been non-income producing for the twelve months preceding September 30, 2012.  The Company had a corporate fixed maturity security with a fair value of $9,949 that had been non-income producing for the twelve months preceding December 31, 2011.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Principal	$2,584,574	$2,510,949
Unamortized premium (discount)	19,598	23,268
Allowance for credit loss	(3,957)	(21,130)
Total mortgage loans	$2,600,215	$2,513,087

The average recorded investment in impaired mortgage loans was $2,067 and $5,822 for the nine-month periods ended September 30, 2012 and 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011
Performing	$2,602,105	$2,532,150
Non-performing	2,067	2,067
Total	$2,604,172	$2,534,217

The following table summarizes activity in the allowance for mortgage loan credit losses for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine months ended September 30, 2012	Year ended December 31, 2011
Beginning balance	$21,130	$16,300
Provision increases	1,067	4,830
Provision decreases	(18,240)	—
Ending balance	$3,957	$21,130

Allowance ending balance by basis of impairment method:	$3,957	$21,130
Individually evaluated for impairment	1,067	—
Collectively evaluated for impairment	2,890	21,130

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,604,172	$2,534,217
Individually evaluated for impairment	16,398	18,493
Collectively evaluated for impairment	2,587,774	2,515,724

Limited partnership and other corporation interests - At September 30, 2012 and December 31, 2011, the Company had $136,951 and $169,233, respectively, invested in limited partnership and other corporation interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $82,010 and $111,631 at September 30, 2012 and December 31, 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values in the amounts of $16,123 and $16,631 at September 30, 2012 and December 31, 2011, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $81,352 and $7,266 and estimated fair values of $81,753 and $6,823 were on loan under the program at September 30, 2012 and December 31, 2011, respectively.  The Company received restricted cash collateral of $83,943 and $7,099 at September 30, 2012 and December 31, 2011, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$358,706	$402	$4,307	$147	$363,013	$549
Obligations of U.S. states and their subdivisions	13,613	109	—	—	13,613	109
Corporate debt securities	267,230	8,364	331,912	113,587	599,142	121,951
Asset-backed securities	116,797	2,801	609,095	84,193	725,892	86,994
Residential mortgage-backed securities	5,163	3	1,303	22	6,466	25
Commercial mortgage-backed securities	—	—	36,300	797	36,300	797
Collateralized debt obligations	—	—	12,186	1,813	12,186	1,813
Total fixed maturities	$761,509	$11,679	$995,103	$200,559	$1,756,612	$212,238

Total number of securities in an unrealized loss position		60		128		188

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$297,410	$913	$17,531	$199	$314,941	$1,112
Obligations of U.S. states and their subdivisions	1,557	5	—	—	1,557	5
Corporate debt securities	363,111	12,986	479,441	141,273	842,552	154,259
Asset-backed securities	218,850	10,365	841,415	114,852	1,060,265	125,217
Residential mortgage-backed securities	14,203	373	120,364	3,592	134,567	3,965
Commercial mortgage-backed securities	6,726	13	68,952	7,559	75,678	7,572
Collateralized debt obligations	—	—	16,392	2,072	16,392	2,072
Total fixed maturities	$901,857	$24,655	$1,544,095	$269,547	$2,445,952	$294,202

Total number of securities in an unrealized loss position		89		167		256

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fixed maturity investments - Total unrealized losses and OTTI losses decreased by $81,964, or 28%, from December 31, 2011 to September 30, 2012.  This decrease in unrealized losses was across most asset classes and reflects continued recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities decreased by $32,308 from December 31, 2011 to September 30, 2012.  The valuation of these securities has been influenced by market conditions with increased liquidity and lower interest rates in the finance sector resulting in generally higher valuations of these fixed income securities.  The finance sector accounted for 95% of the unrealized loss on corporate debt securities at September 30, 2012.

Corporate debt securities account for 57% of the unrealized losses and OTTI greater than twelve months.  Of the $113,587 of unrealized losses and OTTI over twelve months on corporate debt securities, 57% are on securities which continue to be rated investment grade.  Of the $49,352 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, $47,877 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 42% of the unrealized losses and OTTI greater than twelve months.  Of the $84,193 of unrealized losses and OTTI over twelve months on asset-backed securities, 87% of the losses are on securities which continue to be rated investment grade.  The present value of the cash flows expected to be collected is not less than amortized cost.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition - There were no other-than-temporary impairments on fixed maturity investments for the three or nine months ended September 30, 2012.  The Company recorded OTTI on fixed maturity investments for the three and nine months ended September 30, 2011, as follows:

	Three and nine months ended September 30, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Asset-backed securities	$6,264	$—	$10,004	$16,268
Total fixed maturities	$6,264	$—	$10,004	$16,268

(1)  Of the $6,264 in asset-backed fixed maturities, all is bifurcated credit loss recognized on one security.

(2)  Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The OTTI of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three and nine months ended September 30,
	2012	2011
Bifurcated credit loss:
Beginning balance	$186,999	$181,611
Additions:
Initial impairments - credit loss on securities not previously impaired	—	6,264
Reductions:
Due to sales, maturities, or payoffs during the period	(23,640)	(876)
Ending balance	$163,359	$186,999

5.  Derivative Financial Instruments

Derivative transactions are primarily entered into pursuant to master agreements and other contracts that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $17,093 and zero as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, the Company had pledged $17,290 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged $12,745 and $11,985 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.  Additionally, at September 30, 2012, one counterparty had pledged a security to the Company with a fair value of $8,423.

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

At September 30, 2012, the Company estimated that $7,760 of net derivative gains included in AOCI will be reclassified into net income within the next twelve months.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The derivative instruments mentioned above are economic hedges and used to manage risk. These transactions are used to offset changes in liabilities, hedge the economic effect of a large increase in interest rates, manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders, manage interest rate risks of forecasted acquisitions of fixed rate maturity investments and forecasted liability pricing, and hedge equity-based fee income.

The following tables summarize derivative financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$27,991	$27,991	$—
Cross-currency swaps	232,140	(27,365)	5,306	32,671
Total cash flow hedges	416,340	626	33,297	32,671

Fair value hedges:
Interest rate swaps	35,800	(1,773)	—	1,773
Total fair value hedges	35,800	(1,773)	—	1,773

Total derivatives designated as hedges	452,140	(1,147)	33,297	34,444

Derivatives not designated as hedges:
Interest rate swaps	28,335	296	1,577	1,281
Futures on equity indices	2,160	—	—	—
Interest rate futures	104,360	—	—	—
Interest rate swaptions	737,354	294	294	—

Total derivatives not designated as hedges	872,209	590	1,871	1,281

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,324,349	$(557)	$35,168	$35,725

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

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

The Company had 42 and 143 swap transactions with an average notional amount of $11,817 and $16,361 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company had 9 and one cross-currency swap transaction(s) with an average notional amount of $15,173 and $39,030, respectively.  The Company had 710 and 1,678 futures transactions with an average number of contracts per transaction of 10 and 18 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  The Company had 37 and 44 swaption transactions with an average notional amount of $5,107 and $5,986 during the nine months ended September 30, 2012, and during the year ended December 31, 2011, respectively.

Significant changes in the derivative notional amount during the nine months ended September 30, 2012, were primarily due to the following:

•                       The net decrease of $472,196 in interest rate swaps, interest rate swaptions and futures was primarily due to a change in the Company’s interest rate risk hedging strategy.

•                       The increase of $163,110 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of $29 and ($9,761) for the three-month periods ended September 30, 2012 and 2011, respectively.  The Company recognized total derivative gains (losses) in net investment income of $10,410 and ($13,413) for the nine-month periods ended

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

September 30, 2012 and 2011, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($1,878) and ($23,877) for the three-month periods ended September 30, 2012 and 2011, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($8,839) and ($22,078) for the nine-month periods ended September 30, 2012 and 2011, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statement of income for the three and nine-month periods ended September 30, 2012 and 2011 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in OCI on derivatives		Gain (loss) reclassified from OCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Three months ended September 30,		Three months ended September 30,			Three months ended September 30,
	2012	2011	2012	2011		2012	2011
Cash flow hedges:
Interest rate swaps	$889	$17,720	$707	$702	(A)	$—	$(2	)(A)
Cross-currency swaps	(9,467)	2,347	—	—		—	—
Interest rate futures	—	—	16	10	(A)	—	(49	)(A)
Interest rate futures	—	—	—	—		—	3,976	(B)
Total cash flow hedges	$(8,578)	$20,067	$723	$712		$—	$3,925

	Gain (loss) recognized					Gain (loss) recognized in net income on
	in OCI on derivatives		Gain (loss) reclassified from OCI			derivatives (Ineffective portion and amount
	(Effective portion)		into net income (Effective portion)			excluded from effectiveness testing)
	Nine months ended September 30,		Nine months ended September 30,			Nine months ended September 30,
	2012	2011	2012	2011		2012	2011
Cash flow hedges:
Interest rate swaps	$7,095	$20,974	$2,149	$1,995	(A)	$—	$5	(A)
Cross-currency swaps	(8,634)	(386)	—	—		—	—
Interest rate futures	—	—	48	32	(A)	—	(84	)(A)
Interest rate futures	—	(1,431)	—	—		—	6	(B)
Total cash flow hedges	$(1,539)	$19,157	$2,197	$2,027		$—	$(73)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended September 30,			Three months ended September 30,
	2012	2011		2012	2011
Fair value hedges:
Interest rate swaps	$(69)	$—	(A)	$—	$—
Interest rate futures	—	(1,276	)(A)	—	—
Interest rate futures	—	(5,478	)(B)	—	—
Items hedged in interest rate swaps	—	—		69	—	(A)
Items hedged in interest rate futures	—	—		—	3,756	(A)
Items hedged in interest rate futures	—	—		—	1,926	(B)
Total fair value hedges (1)	$(69)	$(6,754)		$69	$5,682

(1) Hedge ineffectiveness of zero and ($1,072) was recognized during the three-month periods ended September 30, 2012 and 2011, respectively.

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Nine months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
Fair value hedges:
Interest rate swaps	$(762)	$—	(A)	$—	$—
Interest rate futures	—	(516	)(A)	—	—
Interest rate futures	—	(7,362	)(B)	—	—
Items hedged in interest rate swaps	—	—		762	—	(A)
Items hedged in interest rate futures	—	—		—	2,699	(A)
Items hedged in interest rate futures	—	—		—	3,563	(B)
Total fair value hedges (1)	$(762)	$(7,878)		$762	$6,262

(1) Hedge ineffectiveness of zero and ($1,616) was recognized during the nine-month periods ended September    30, 2012 and 2011, respectively.

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three months ended September 30,
	2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	$(4	)(A)	$150	(A)
Futures on equity indices	(1,077	)(B)	75	(B)
Interest rate swaps	(267	)(A)	(12,671	)(A)
Interest rate swaps	—	(B)	(23,727	)(B)
Interest rate futures	(547	)(A)	296	(A)
Interest rate futures	(306	)(B)	(447	)(B)
Interest rate swaptions	124	(A)	(677	)(A)
Interest rate swaptions	(495	)(B)	(202	)(B)

Total derivatives not designated as hedging instruments	$(2,572)		$(37,203)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Nine months ended September 30,
	2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	$75	(A)	$126	(A)
Futures on equity indices	(1,299	)(B)	386	(B)
Interest rate swaps	8,611	(A)	(14,688	)(A)
Interest rate swaps	(4,432	)(B)	(27,767	)(B)
Interest rate futures	(831	)(A)	533	(A)
Interest rate futures	(1,843	)(B)	(584	)(B)
Interest rate swaptions	358	(A)	(3,515	)(A)
Interest rate swaptions	(1,265	)(B)	(431	)(B)

Total derivatives not designated as hedging instruments	$(626)		$(45,940)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

6.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of September 30, 2012 and December 31, 2011:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	September 30, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,730,477	$—	$2,730,477
Obligations of U.S. states and their subdivisions	—	2,064,910	—	2,064,910
Foreign governments	—	1,602	—	1,602
Corporate debt securities	—	10,052,194	1,775	10,053,969
Asset-backed securities	—	1,634,906	271,796	1,906,702
Residential mortgage-backed securities	—	499,009	—	499,009
Commercial mortgage-backed securities	—	709,182	—	709,182
Collateralized debt obligations	—	12,186	32	12,218
Total fixed maturities available-for-sale	—	17,704,466	273,603	17,978,069
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	115,895	—	115,895
Corporate debt securities	—	61,767	—	61,767
Asset-backed securities	—	43,124	—	43,124
Total fixed maturities held for trading	—	220,786	—	220,786
Short-term investments available-for-sale	64,179	1,715,483	—	1,779,662
Collateral under securities lending agreements	83,943	—	—	83,943
Collateral under derivative counterparty collateral agreements	30,035	—	—	30,035
Derivative instruments designated as hedges:
Interest rate swaps	—	27,991	—	27,991
Cross-currency swaps	—	5,306	—	5,306
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,577	—	1,577
Interest rate swaptions	—	294	—	294
Total derivative instruments	—	35,168	—	35,168
Separate account assets	11,902,603	12,633,389	—	24,535,992
Total assets	$12,080,760	$32,309,292	$273,603	$44,663,655

Liabilities
Payable under securities lending agreements	$83,943	$—	$—	$83,943
Payable under derivative counterparty collateral agreements	12,745	—	—	12,745
Derivative instruments designated as hedges:
Interest rate swaps	—	1,773	—	1,773
Cross-currency swaps	—	32,671	—	32,671
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,281	—	1,281
Total derivative instruments	—	35,725	—	35,725
Separate account liabilities (1)	140	551,343	—	551,483
Total liabilities	$96,828	$587,068	$—	$683,896

(1) Includes only separate account instruments which are carried at the fair value of the underlying assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2011
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,315,671	$—	$2,315,671
Obligations of U.S. states and their subdivisions	—	2,071,170	—	2,071,170
Corporate debt securities	—	8,859,250	36,496	8,895,746
Asset-backed securities	—	1,672,423	279,021	1,951,444
Residential mortgage-backed securities	—	591,542	—	591,542
Commercial mortgage-backed securities	—	747,797	—	747,797
Collateralized debt obligations	—	16,391	22	16,413
Total fixed maturities available- for-sale	—	16,274,244	315,539	16,589,783
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	36,352	—	36,352
Corporate debt securities	—	60,243	—	60,243
Asset-backed securities	—	43,905	—	43,905
Commercial mortgage-backed securities	—	7,026	—	7,026
Total fixed maturities held for trading	—	147,526	—	147,526
Short-term investments available-for-sale	45,869	286,895	—	332,764
Collateral under securities lending agreements	7,099	—	—	7,099
Collateral under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges:
Interest rate swaps	—	20,894	—	20,894
Cross-currency swaps	—	6,241	—	6,241
Derivative instruments not designated as hedges:
Interest rate swaps	—	4,687	—	4,687
Interest rate swaptions	—	944	—	944
Total derivative instruments	—	32,766	—	32,766
Separate account assets (1)	10,646,426	11,568,489	2,118	22,217,033
Total assets	$10,711,379	$28,309,920	$317,657	$39,338,956

Liabilities
Payable under securities lending agreements	$7,099	$—	$—	$7,099
Payable under derivative counterparty collateral agreements	11,985	—	—	11,985
Derivative instruments designated as hedges:
Interest rate swaps	—	1,011	—	1,011
Derivative instruments not designated as hedges:
Interest rate swaps	—	13,003	—	13,003
Total derivative instruments	—	14,014	—	14,014
Separate account liabilities (1)	74	278,796	—	278,870
Total liabilities	$19,158	$292,810	$—	$311,968

(1) Includes only separate account instruments which are carried at the fair value of the underlying assets or liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

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

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended September 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, July 1, 2012	$5,460	$269,035	$19	$274,514
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	33	12,547	12	12,592
Settlements	16	(9,786)	1	(9,769)
Transfers out of Level 3 (1)	(3,734)	—	—	(3,734)
Balance, September 30, 2012	$1,775	$271,796	$32	$273,603
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2012	$—	$—	$—	$—

(1)  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

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

	Recurring Level 3 financial assets and liabilities
	Nine months ended September 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(66)	—	—	(1,715)	(1,781)
Other comprehensive income (loss)	70	22,298	11	1,627	24,006
Sales	(1,598)	—	—	(1,997)	(3,595)
Settlements	(795)	(24,503)	(1)	(33)	(25,332)
Transfers out of Level 3 (1)	(32,332)	(5,020)	—	—	(37,352)
Balance, September 30, 2012	$1,775	$271,796	$32	$—	$273,603
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2012	$—	$—	$—	$—	$—

(1)  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$271,722	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	6

			Adjusted ABX Index spread assumption (2)	654

(1)  Includes home improvement loans only.

(2)  Includes an internally calculated liquidity premium adjustment of 217.

After adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 389 to 923 basis points.  The constant default rate assumption ranged from 2.0 to 14.7.

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

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above.  The Company held zero and $19,745 of adjusted cost basis limited partnership interests which were impaired at September 30, 2012 and December 31, 2011, respectively, based on the fair value disclosed in the limited partnership financial statements.  The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2012, and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$2,600,215	$2,813,296	$2,513,087	$2,679,474
Policy loans	4,215,850	4,215,850	4,219,849	4,219,849
Limited partnership interests	47,586	43,075	48,053	41,931
Other investments	19,335	45,167	22,990	47,915

Liabilities
Annuity contract benefits without life contingencies	$9,281,165	$9,570,927	$8,727,286	$8,888,585
Policyholders’ funds	350,423	350,423	382,816	382,816
Repurchase agreements	1,473,393	1,473,393	—	—
Commercial paper	99,089	99,089	97,536	97,536
Notes payable	541,742	555,939	532,463	515,104

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined by using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to ten years.  The estimated fair value was classified as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

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

Repurchase agreements and commercial paper

The amortized cost of repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature.  The estimated fair value was classified as Level 2.

Notes payable

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.    As a result, the estimated fair value was classified as Level 2.

7.  Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the three and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$300,076	$(105,027)	$195,049
Net changes during the year related to cash flow hedges	(8,578)	3,002	(5,576)
Reclassification adjustment for (gains) losses realized in net income	(37,801)	13,230	(24,571)
Net unrealized gains	253,697	(88,795)	164,902
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(79,224)	27,729	(51,495)
Other comprehensive income	$174,473	$(61,066)	$113,407

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$369,310	$(129,259)	$240,051
Net changes during the year related to cash flow hedges	20,067	(7,023)	13,044
Reclassification adjustment for (gains) losses realized in net income	(39,153)	13,704	(25,449)
Net unrealized gains	350,224	(122,578)	227,646
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(34,120)	11,942	(22,178)
Other comprehensive income	$316,104	$(110,636)	$205,468

	Nine months ended September 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$511,810	$(179,134)	$332,676
Net changes during the year related to cash flow hedges	(1,539)	539	(1,000)
Reclassification adjustment for (gains) losses realized in net income	(82,482)	28,869	(53,613)
Net unrealized gains	427,789	(149,726)	278,063
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(108,286)	37,900	(70,386)
Other comprehensive income	$319,503	$(111,826)	$207,677

	Nine months ended September 30, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$512,257	$(179,290)	$332,967
Net changes during the year related to cash flow hedges	19,157	(6,705)	12,452
Reclassification adjustment for (gains) losses realized in net income	(63,200)	22,120	(41,080)
Net unrealized gains	468,214	(163,875)	304,339
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(63,035)	22,062	(40,973)
Other comprehensive income	$405,179	$(141,813)	$263,366

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

8.  Employee Benefit Plans

Net periodic (benefit) cost of the Defined Benefit Pension Plan, the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011, include the following components:

	Three months ended September 30,
	2012	2011	2012	2011	2012	2011
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
Components of periodic (benefit) cost:
Service costs	$1,088	$1,008	$205	$160	$251	$229
Interest costs	5,236	4,996	143	146	736	784
Expected return on plan assets	(5,459)	(5,245)	—	—	—	—
Amortization of transition obligation	—	(347)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	12	12	(413)	(413)	235	1,883
Amortization of loss (gain) from earlier periods	3,086	1,162	(114)	(157)	184	36
Net periodic (benefit) cost	$3,963	$1,586	$(179)	$(264)	$1,406	$2,932

	Nine months ended September 30,
	2012	2011	2012	2011	2012	2011
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
Components of periodic (benefit) cost:
Service costs	$3,263	$2,951	$613	$466	$743	$687
Interest costs	15,708	15,215	427	439	2,184	2,352
Expected return on plan assets	(16,348)	(15,820)	—	—	—	—
Amortization of transition obligation	—	(1,041)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	38	38	(1,238)	(1,238)	700	2,351
Amortization of loss (gain) from earlier periods	7,456	3,836	(341)	(458)	478	108
Net periodic (benefit) cost	$10,117	$5,179	$(539)	$(791)	$4,105	$5,498

The Company expects to make payments of approximately $460 with respect to its Post-Retirement Medical Plan and $2,800 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2012.  The Company has contributed $17,600 to its Defined Benefit Pension Plan and does not expect to make any additional contributions during the year ended December 31, 2012.  The measurement date used to determine pension and post-retirement medical benefits is December 31.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan for the three and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Contributions to the Defined Benefit Pension Plan	$4,300	$4,100	$17,600	$7,100
Payments to the Post-Retirement Medical Plan	109	105	346	225
Payments to the Supplemental Executive Retirement Plan	698	698	2,094	2,021

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

9.  Federal Income Taxes

The following table identifies the elements of the Company’s income tax provision for the three and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Current	$35,877	$7,814	$68,560	$53,332
Deferred	9,307	16,866	33,579	23,368
Total income tax provision	$45,184	$24,680	$102,139	$76,700

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.2)%	(2.3)%
Tax credits	(1.3)%	(1.9)%
State income taxes, net of federal benefit	1.2%	1.2%
Income tax contingency provisions	0.1%	(1.0)%
Prior year income tax adjustment	4.1%	0.0%
Other, net	(0.1)%	(0.5)%
Effective federal income tax rate	36.8%	30.5%

The Company recorded an adjustment to income tax expense in the amount of $11,370 during the nine months ended September 30, 2012, related to the closing of the 2008 tax year IRS examination.

During the nine months ended September 30, 2012, the Company recorded a decrease in unrecognized tax benefits in the amount of $6,498.  The Company anticipates additional increases in its unrecognized tax benefits of $2,500 to $4,500 in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2008 and prior.  Tax years 2009, 2010 and 2011 are open to federal examination by the Internal Revenue Service.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

10.  Segment Information

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

Nine Months Ended September 30, 2012 and 2011

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

Other

The Company’s Other reporting segment substantially comprises activity under the assumption reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and Canada Life Assurance Company (“CLAC”) (the “GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

The following table summarizes segment financial information for the three months ended September 30, 2012:

	Three months ended September 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$112,109	$1,742	$26,181	$140,032
Fee income	17,909	113,083	1,210	132,202
Net investment income	182,500	98,242	11,867	292,609
Net realized gains on investments	24,466	30,659	—	55,125
Total revenues	336,984	243,726	39,258	619,968
Benefits and expenses:
Policyholder benefits	250,666	52,392	30,664	333,722
Operating expenses	32,007	128,642	17,142	177,791
Total benefits and expenses	282,673	181,034	47,806	511,513
Income (loss) before income taxes	54,311	62,692	(8,548)	108,455
Income tax expense	18,226	20,679	6,279	45,184
Net income (loss)	$36,085	$42,013	$(14,827)	$63,271

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended September 30, 2011:

	Three months ended September 30, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$120,409	$—	$38,279	$158,688
Fee income	15,580	103,298	1,222	120,100
Net investment income	178,131	97,284	11,835	287,250
Net realized gains (losses)on investments	10,762	(633)	613	10,742
Total revenues	324,882	199,949	51,949	576,780
Benefits and expenses:
Policyholder benefits	262,973	60,431	25,020	348,424
Operating expenses	18,406	101,963	28,855	149,224
Total benefits and expenses	281,379	162,394	53,875	497,648
Income (loss) before income taxes	43,503	37,555	(1,926)	79,132
Income tax expense (benefit)	15,322	10,794	(1,436)	24,680
Net income (loss)	$28,181	$26,761	$(490)	$54,452

The following table summarizes segment financial information for the nine months ended September 30, 2012:

	Nine months ended September 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$257,868	$3,608	$82,034	$343,510
Fee income	54,806	335,864	3,635	394,305
Net investment income	547,393	312,621	35,516	895,530
Net realized gains on investments	40,335	51,555	34	91,924
Total revenues	900,402	703,648	121,219	1,725,269
Benefits and expenses:
Policyholder benefits	685,510	154,770	88,209	928,489
Operating expenses	98,540	368,739	52,049	519,328
Total benefits and expenses	784,050	523,509	140,258	1,447,817
Income (loss) before income taxes	116,352	180,139	(19,039)	277,452
Income tax expense	39,107	59,552	3,480	102,139
Net income (loss)	$77,245	$120,587	$(22,519)	$175,313

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the nine months ended September 30, 2011:

	Nine months ended September 30, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$323,126	$3,569	$100,184	$426,879
Fee income	48,019	311,780	3,683	363,482
Net investment income	534,568	297,644	35,591	867,803
Net realized gains on investments	16,570	2,540	637	19,747
Total revenues	922,283	615,533	140,095	1,677,911
Benefits and expenses:
Policyholder benefits	731,455	169,870	71,176	972,501
Operating expenses	69,762	316,256	68,023	454,041
Total benefits and expenses	801,217	486,126	139,199	1,426,542
Income before income taxes	121,066	129,407	896	251,369
Income tax expense	37,810	38,679	211	76,700
Net income	$83,256	$90,728	$685	$174,669

11.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners (the “NAIC”)) for each quarter ending after March 31, 2010.  The Company was in compliance with all covenants at September 30, 2012, and December 31, 2011.  At September 30, 2012, and December 31, 2011, there were no outstanding amounts related to this credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,140,900 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At September 30, 2012 and December 31, 2011, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2012, and December 31, 2011, were $348,654 and $97,694, of which $12,454 and $13,205 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

(Dollars in Thousands)

(Unaudited)

12.  Subsequent Events

On November 1, 2012, the Company’s Board of Directors declared a dividend of $29,601 to be paid to its sole shareholder, GWL&A Financial, during the fourth quarter of 2012.

On November 1, 2012, the Company’s Board of Directors approved a transaction to transfer sponsorship of the Company’s pension plan to GWL&A Financial, its parent, on December 31, 2012.  The Company is evaluating the accounting impact of the transaction.  The transaction remains subject to approval from the Colorado Division of Insurance.

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

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 “Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force” (“ASU No. 2010-26”).  ASU No. 2010-26 provides guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarifies which costs may not be capitalized as deferred acquisition costs (“DAC”).  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 is impracticable.

A summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements is in Note 1 of the accompanying condensed consolidated financial statements.

Company Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2012, compared with the same periods in 2011. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

Three months ended September 30, 2012, compared with the three months ended September 30, 2011

The following is a summary of certain financial data of the Company for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$140	$159
Fee income	132	120
Net investment income	293	287
Net realized investment gains (losses)	55	11
Total revenues	620	577
Policyholder benefits	334	348
Operating expenses	178	149
Total benefits and expenses	512	497
Income before income taxes	108	80
Income tax expense	45	26
Net income	$63	$54

The Company’s consolidated net income increased $9 million, or 17%, from $54 million for three months ended September 30, 2011, to $63 million for the three months ended September 30, 2012.  The improvement in earnings is due to increases in fees, investment income, net realized gains on investments, and lower mortality losses.  Partially offsetting these increases is higher operating expense including commissions during the three months ended September 30, 2012, compared to 2011.

Premium income decreased by $19 million, or 12%, to $140 million for the three months ended September 30, 2012, when compared to 2011.  This decrease is primarily related to an $8 million decrease in the Company’s Individual Markets segment which is driven by a $19 million decline in sales of the single premium whole life (“SPWL”) product marketed through banks.  In 2011, the Company began replacing the SPWL product with a single premium universal life (“SPUL”) product, which recorded sales of $115 million for the three months ended September 30, 2012, as compared to sales of $56 million for the three months ended September 30, 2011.  SPWL sales are recognized as premium income in the financial statements while SPUL sales are recorded as deposits and are not recognized in premium income.  Additionally, the Company’s Other segment experienced a decrease in premiums of $12 million primarily due to an improvement in methodology resulting in a more precise calculation of premium due and accrued on reinsurance acquired.

Fee income increased by $12 million, or 10%, to $132 million for the three months ended September 30, 2012, when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances generated from sales growth and the elevated performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index, which increased by 14% during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Net investment income increased by $6 million, or 2%, to $293 million for the three months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are a $7 million increase in unrealized gains primarily generated by derivative and hedging activities offset by a $1 million decrease in investment income as a result of lower yields partially offset by a higher invested assets balance.

Net realized investment gains increased by $44 million to $55 million for the three months ended September 30, 2012, when compared to 2011.  The increase is partially due to a net $17 million decrease in the mortgage provision allowance in 2012.  The mortgage provision allowance decrease resulted from revised assumptions primarily reflecting the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $24 million from derivative and hedging activities and $10 million from increased realized gains on sales of investments.  These are offset by a $10 million decrease in dollar roll gains.

Total benefits and expenses increased by $15 million, or 3%, to $512 million for the three months ended September 30, 2012, when compared to 2011.  The increase in benefits and expense is attributable to an increase of $19 million in the Retirement Services segment, primarily due to higher operating expenses driven by higher asset based commission expense, and an increase in the amortization of deferred acquisition costs as a result of increased realized gains in 2012 as compared to 2011.  These increases are offset by lower policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.  Additionally, there is an expense improvement of $6 million in the Other segment driven by a decrease in operating expenses resulting from lower consulting expenses on special initiatives and lower commission expense attributable to a decrease in premium income.  Offsetting the expense improvements in the Other segment is an increase in policyholder benefits due to an unfavorable change in lapse rate experience.

Income tax expense increased by $19 million, or 73%, to $45 million during the three months ended September 30, 2012, when compared to 2011 primarily due to an increase in net income before tax, as well as an increase in the effective tax rate from 33% to 42% due to an $11 million adjustment to prior year income taxes included in the 2012 expense related to the closing of the 2008 tax year IRS examination.

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

The following is a summary of certain financial data of the Company for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$344	$427
Fee income	394	364
Net investment income	895	867
Net realized investment gains (losses)	92	20
Total revenues	1,725	1,678
Policyholder benefits	928	973
Operating expenses	520	454
Total benefits and expenses	1,448	1,427
Income before income taxes	277	251
Income tax expense	102	76
Net income	$175	$175

The Company’s consolidated net income remained consistent at $175 million for the nine months ended September 30, 2012, when compared to 2011.  Earnings remained constant reflecting higher mortality losses in the closed blocks and higher operating expense during the nine months ended September 30, 2012, compared to 2011.  These decreases in net income are offset by increases in fees, investment income and net realized gains on investments.

Premium income decreased by $83 million, or 19%, to $344 million for the nine months ended September 30, 2012, when compared to 2011.  This decrease is primarily related to the $65 million decrease in the Company’s Individual Markets segment which is driven by a $63 million decline in sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product which recorded sales of $359 million for the nine months ended September 30, 2012, as compared to sales of $135 million for the nine months ended September 30, 2011.  Additionally, there is an $18 million decrease in the Other segment primarily due to an improvement in methodology resulting in a more precise calculation of premium due and accrued.

Fee income increased by $30 million, or 8%, to $394 million for the nine months ended September 30, 2012, when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances generated by sales growth and the elevated performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index which increased by 7% during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Net investment income increased by $28 million, or 3%, to $895 million for the nine months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are a $20 million increase in unrealized gains primarily generated by derivative and hedging activities and a $7 million increase in investment income due to a higher invested assets balance partially offset by lower yields.

Net realized investment gains increased by $72 million to $92 million for the nine months ended September 30, 2012, when compared to 2011.  One component of the increase is a $25 million change on mortgage loans which is primarily driven by a net $17 million decrease in the mortgage provision allowance in 2012 as compared to a $5 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $9 million due to dollar rolls, $27 million from derivative and hedging activities and $9 million resulting from increased realized gains on sales of investments.

Total benefits and expenses increased by $21 million, or 1%, to $1,448 million for the nine months ended September 30, 2012, when compared to 2011.  The increase in benefits and expense is attributable to a $38 million increase in the Retirement Services segment, primarily due to higher operating expenses driven by higher asset based commission expense and an increase in the amortization of deferred acquisition costs resulting from increased realized gains in 2012 as compared to 2011.  These increases are offset by lower policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.  The increase in the Retirement Services segment is partially offset by a $17 million decrease in the Company’s Individual Markets segment, which is primarily driven by a reduction in policyholder benefits reflecting the change in mix of sales mentioned in premiums above offset by higher mortality losses.

Income tax expense increased by $26 million, or 34%, to $102 million during the nine months ended September 30, 2012, when compared to 2011 primarily due to an increase in net income before tax, as well as an increase in the effective tax rate from 31% to 37% primarily due to an $11 million adjustment to prior year income taxes included in the 2012 expense related to the closing of the 2008 tax year IRS examination.

Individual Markets Segment Results of Operations

Three months ended September 30, 2012, compared with the three months ended September 30, 2011

The following is a summary of certain financial data of the Individual Markets segment for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$112	$120
Fee income	18	16
Net investment income	183	178
Net realized investment gains (losses)	24	11
Total revenues	337	325
Policyholder benefits	251	263
Operating expenses	32	18
Total benefits and expenses	283	281
Income before income taxes	54	44
Income tax expense	18	16
Net income	$36	$28

Net income for the Individual Markets segment increased by $8 million, or 29%, to $36 million for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011.  The improvement in earnings is due to increases in investment income, increases in net realized gains on investments driven by a decrease in the mortgage provision allowance and a decrease in mortality losses.

Partially offsetting these increases to net income are higher operating expense during the three months ended September 30, 2012, compared to 2011.

Premium income decreased by $8 million, or 7%, to $112 million for the three months ended September 30, 2012, compared to 2011.  The decline is primarily related to a $19 million decrease in sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product, which recorded sales of $115 million for the three months ended September 30, 2012, as compared to sales of $56 million for the three months ended September 30, 2011.  This decline is partially offset by an improvement in premiums due to growth in the business-owned life insurance block of business.

Fee income increased by $2 million, or 13%, to $18 million for the three months ended September 30, 2012, when compared to 2011.  The increase is primarily related to higher asset balances attributable to an increase in the size of the block of business.

Net investment income increased by $5 million, or 3%, to $183 million for the three months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are a $2 million increase in unrealized gains primarily generated by derivative and hedging activities and a $3 million increase due to a higher invested assets balance partially offset by lower yields.

Net realized investment gains increased by $13 million to $24 million for the three months ended September 30, 2012, when compared to 2011.  The increase is primarily due to an $8 million decrease in the mortgage provision allowance in 2012.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $9 million from derivative and hedging activities and $3 million from increased realized gains on sales of investments.  These are offset by an $8 million decrease in gains on dollar rolls.

Total benefits and expenses increased by $2 million to $283 million, for the three months ended September 30, 2012, when compared to 2011.  The change is attributable to an increase of $14 million in operating expenses as a result of higher commission expense.  Offsetting this increase is a $12 million reduction in policyholder benefits reflecting the change in mix of sales mentioned in premiums above.

Income tax expense remained consistent increasing by only $2 million to $18 million during the three months ended September 30, 2012, when compared to 2011.  This is primarily due to an increase in net income before taxes.

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

The following is a summary of certain financial data of the Individual Markets segment for the nine-month periods ended September 30, 2012, and 2011:

	Nine months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$258	$323
Fee income	55	48
Net investment income	547	535
Net realized investment gains (losses)	40	16
Total revenues	900	922
Policyholder benefits	685	731
Operating expenses	99	70
Total benefits and expenses	784	801
Income before income taxes	116	121
Income tax expense	39	38
Net income	$77	$83

Net income for the Individual Markets segment decreased by $6 million, or 7%, to $77 million for the nine months ended September 30, 2012, when compared to 2011.  The decline in earnings is primarily due to increases in mortality losses in the closed blocks and increases in operating expense during the nine months ended September 30, 2012, compared to 2011.  Partially offsetting these decreases to net income are increases in investment income and net realized gains on investments.

Premium income decreased by $65 million, or 20%, to $258 million for the nine months ended September 30, 2012, compared to 2011.  The decrease is primarily related to a $63 million decrease in sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product, which recorded sales of $359 million for the nine months ended September 30, 2012, as compared to sales of $135 million for the nine months ended September 30, 2011.

Fee income increased by $7 million, or 15%, to $55 million for the nine months ended September 30, 2012, when compared to 2011.  The increase is primarily related to an increase in fees on the business-owned life insurance and executive benefits product reflecting higher variable policy balances as well as an increase in Individual Retirement Account (“IRA”) fees attributable to higher asset balances.

Net investment income increased by $12 million, or 2%, to $547 million for the nine months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are an $8 million increase in unrealized gains primarily generated by derivative and hedging activities and a $5 million increase in investment income due to the strengthening of the invested assets balance partially offset by lower yields.

Net realized investment gains increased by $24 million to $40 million for the nine months ended September 30, 2012, when compared to 2011.  The increase is primarily due to an $11 million change on mortgage loans which is driven by an $8 million decrease in the mortgage provision allowance in 2012 as compared to a $2 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $10 million from derivative and hedging activities and $3 million from increased realized gains on sales of investments.  These are offset by a $2 million decrease in gains on dollar rolls.

Total benefits and expenses decreased by $17 million, or 2%, to $784 million for the nine months ended September 30, 2012, when compared to 2011.  The benefit and expense improvement is attributable to a $46 million, or 6%, decrease in policyholder benefits which primarily reflects the change in the mix of sales mentioned in premiums above, offset by higher mortality losses.  Partially offsetting this decrease is a $29 million increase in operating expenses primarily related to increased commissions driven by higher sales of the SPUL product.

Income tax expense increased by $1 million, or 3%, to $39 million during the nine months ended September 30, 2012, when compared to 2011 primarily due to the stability of income before tax during the nine months ended September 30, 2012, when compared to 2011.

Retirement Services Segment Results of Operations

Three months ended September 30, 2012, compared with the three months ended September 30, 2011

The following is a summary of certain financial data of the Retirement Services segment for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$2	$—
Fee income	113	103
Net investment income	98	97
Net realized investment gains (losses)	31	—
Total revenues	244	200
Policyholder benefits	52	60
Operating expenses	129	102
Total benefits and expenses	181	162
Income before income taxes	63	38
Income tax expense	21	11
Net income	$42	$27

Net income for the Retirement Services segment increased by $15 million, or 56%, to $42 million for the three months ended September 30, 2012, when compared to 2011.  The improvement in earnings is primarily due to increased investment income and increased net realized gains on investments.  Partially offsetting these increases are higher operating expenses.

Fee income increased by $10 million, or 10%, to $113 million for the three months ended September 30, 2012, when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index, which increased by 14% during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Net investment income increased by $1 million to $98 million, for the three months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are a $6 million increase in unrealized gains primarily generated by derivative and hedging activities offset by a $5 million decrease as a result of lower yields partially offset by the strengthening of the invested assets balance.

Net realized investment gains increased by $31 million for the three months ended September 30, 2012, when compared to 2011.  The increase is primarily due to a $9 million decrease in the mortgage provision allowance in 2012.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $15 million from derivative and hedging activities and $8 million from increased realized gains on sales of investments. These increases are offset by a decrease of $2 million related to lower gains on dollar rolls.

Total benefits and expenses increased by $19 million, or 12%, to $181 million for the three months ended September 30, 2012, when compared to 2011.  The increase in benefits and expense is primarily attributable to a $27 million, or 26%, increase in operating expenses driven by higher asset based commission expense reflecting the growth in the block of business.  The increase in operating expenses is also driven by an increase in the amortization of deferred acquisition costs resulting from increased realized gains in 2012 as compared to 2011.  Offsetting the operating expense increase is an $8 million, or 13%, decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense increased by $10 million, or 91%, to $21 million during the three months ended September 30, 2012, when compared to 2011.  The increase is primarily due to an increase in income before income taxes.

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

The following is a summary of certain financial data of the Retirement Services segment for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$4	$4
Fee income	336	312
Net investment income	313	298
Net realized investment gains (losses)	51	2
Total revenues	704	616
Policyholder benefits	155	170
Operating expenses	369	316
Total benefits and expenses	524	486
Income before income taxes	180	130
Income tax expense	60	39
Net income	$120	$91

Net income for the Retirement Services segment increased by $29 million, or 32%, to $120 million for the nine months ended September 30, 2012, when compared to 2011.  The improvement in earnings is primarily due to increased fee income, increased investment income and increased net realized gains on investments.  Partially offsetting these increases are higher operating expenses.

Fee income increased by $24 million, or 8%, to $336 million for the nine months ended September 30, 2012, when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.  The equities market performance is evidenced by the average S&P 500 index, which increased by 7% during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Net investment income increased by $15 million, or 5%, to $313 million for the nine months ended September 30, 2012, when compared to 2011.  The primary drivers of the change are a $12 million increase in unrealized gains primarily generated by derivative and hedging activities and a $3 million increase due to a higher invested assets balance partially offset by lower yields.

Net realized investment gains increased by $49 million to $51 million for the nine months ended September 30, 2012, when compared to 2011.  The increase is due, in part, to a $14 million change related to mortgage loans which is primarily driven by a $9 million decrease in the mortgage provision allowance in 2012 as compared to a $3 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.  Additionally, investment gains increased $12 million due to dollar rolls, $17 million from derivative and hedging activities and $5 million from increased realized gains on sales of investments.

Total benefits and expenses increased by $38 million, or 8%, to $524 million for the nine months ended September 30, 2012, when compared to 2011.  The increase in benefits and expense is primarily attributable to a $53 million, or 17%, increase in operating expenses driven by higher asset based commission expense reflecting sales growth in the block of business and improved performance of the U.S. equities market.  The higher operating expenses are also due to an increase in the amortization of deferred acquisition costs resulting from increased realized gains in 2012 as compared to 2011.  Offsetting the increase in operating expenses is a $15 million, or 8%, decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense increased by $21 million, or 54%, to $60 million during the nine months ended September 30, 2012, when compared to 2011.  The increase is primarily due to an increase in income before income taxes.

Other Segment Results of Operations

Three months ended September 30, 2012, compared with the three months ended September 30, 2011

The following is a summary of certain financial data of the Company’s Other segment for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$26	$38
Fee income	1	1
Net investment income	12	12
Net realized investment gains (losses)	—	1
Total revenues	39	52
Policyholder benefits	31	25
Operating expenses	17	29
Total benefits and expenses	48	54
Income (loss) before income taxes	(9)	(2)
Income tax (benefit) expense	6	(1)
Net income (loss)	$(15)	$(1)

The Company’s Other reporting segment substantially comprises activity of the Great-West South Carolina (“GWSC”) operating segment, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Net loss for the Company’s Other segment increased by $14 million from a loss of $1 million to a loss of $15 million during the three months ended September 30, 2012, when compared to 2011.  The loss is primarily due to a $12 million decrease in premiums as a result of an improvement in methodology resulting in a more precise calculation of premium due and accrued, as well as a $6 million increase in policyholder benefits driven by an unfavorable change in lapse rate experience.  Partially offsetting these decreases is a $12 million decline in operating expenses resulting from lower consulting expenses on special initiatives and lower commission expense attributable to a decrease in premium income. Additionally, the Company had increased tax expense of $7 million.  The increase in income taxes is the result of an $11 million adjustment to prior year taxes included in the 2012 expense related to the closing of the 2008 tax year IRS examination.

Nine months ended September 30, 2012, compared with the nine months ended September 30, 2011

The following is a summary of certain financial data of the Company’s Other segment for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
Income statement data (In millions)	2012	2011
Premium income	$82	$100
Fee income	4	4
Net investment income	35	35
Net realized investment gains (losses)	—	1
Total revenues	121	140
Policyholder benefits	88	71
Operating expenses	52	68
Total benefits and expenses	140	139
(Loss) income before income taxes	(19)	1
Income tax (benefit) expense	3	—
Net (loss) income	$(22)	$1

Net (loss) income for the Company’s Other segment changed by $23 million from income of $1 million to a loss of $22 million during the nine months ended September 30, 2012, when compared to 2011.  The loss is primarily due to an $18 million decrease in premiums as a result of an improvement in methodology resulting in a more precise calculation of premium due and accrued, along with a $17 million increase in policyholder benefits resulting from an unfavorable change in lapse rate experience.  Partially offsetting the decrease is a $16 million decline in operating expenses resulting from lower guarantee fund assessments, lower consulting expenses on special initiatives and lower commission expense attributable to a decrease in premium income.  Additionally, the Company had increased tax expense of $3 million.  The increase in income taxes is the result of an $11 million adjustment to prior year taxes included in the 2012 expense related to the closing of the 2008 tax year IRS examination.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at September 30, 2012, and December 31, 2011, follows:

(In millions)	September 30, 2012		December 31, 2011
Fixed maturities, available-for-sale	$17,978	66.7%	$16,590	69.1%
Fixed maturities, held for trading	221	0.8%	147	0.6%
Mortgage loans on real estate	2,600	9.7%	2,513	10.5%
Policy loans	4,216	15.6%	4,220	17.6%
Short-term investments, available-for-sale	1,780	6.6%	333	1.4%
Limited partnership and other corporation interests	137	0.5%	169	0.7%
Other investments	21	0.1%	23	0.1%
Total investment assets	$26,953	100.0%	$23,995	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services, Fitch Ratings and Moody’s Investor Services, Inc.  In addition, the National Association of Insurance Commissioners (the “NAIC”) implemented a ratings methodology for RMBS, CMBS and other structured securities.  The Company may utilize inputs from this ratings process to develop its internal rating.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at September 30, 2012, and December 31, 2011, is summarized as follows:

Credit Rating	September 30, 2012	December 31, 2011
AAA	32.1%	33.0%
AA	13.8%	14.7%
A	24.6%	25.0%
BBB	28.3%	25.9%
BB and below (Non-investment grade)	1.2%	1.4%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at September 30, 2012, and December 31, 2011:

Sector	September 30, 2012	December 31, 2011
Utility	16.9%	15.8%
Finance	10.5%	10.5%
Consumer	10.7%	9.6%
Natural resources	4.8%	4.7%
Transportation	2.5%	2.4%
Other	10.1%	10.0%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $44 million at September 30, 2012, from December 31, 2011.  Level 3 assets at September 30, 2012, were $274 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $318 million or 1% at December 31, 2011.  The decrease in Level 3 assets is due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

Securities Lending and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2012, and December 31, 2011, the Company had $82 million and $7 million, respectively, of securities out on loan, $980 million and $2 million, respectively, in short-term repurchase agreements and $1,473 million and zero, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The increase in dollar repurchase agreements during the period ended September 30, 2012, was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the nine months ended September 30, 2012, and the year ended December 31, 2011, the Company originated 17 and 69 new loans with aggregate principal balances of $157 million and $900 million, respectively.

During the three and nine months ended September 30, 2012, the Company had an $18 million decrease in the general mortgage provision allowance as a result of revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing the interest rate, foreign currency exchange and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and that require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•                  Valuation of investments in the absence of quoted market values;

•                  Impairment of investments;

•                  Derivative financial instruments;

•                  Valuation of policy benefit liabilities;

•                  Valuation of DAC and VOBA;

•                  Employee benefit plans and

•                  Income taxes and the valuation of deferred tax assets and liabilities, net.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Application of Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of the application of recent accounting pronouncements.

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations.  The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  A primary liquidity concern regarding investment activity is the risks of defaults and market volatilities.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios. Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments, excluding collateral on dollar repurchase agreements, and cash that totaled $344 and $340 million as of September 30, 2012, and December 31, 2011, respectively.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at September 30, 2012, and December 31, 2011, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company expects that its cash on hand and expected net cash generated by operating activities will exceed the anticipated needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $98 million of commercial paper outstanding at September 30, 2012, and December 31, 2011, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as the commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility during the nine months ended September 30, 2012.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.  Capital resources provide protection for policyholders and financial strength to support the underwriting of insurance risks and allow for continued business growth.  The amount of capital resources that may be needed is determined by the Company’s senior management and Board of Directors, as well as by regulatory requirements.  The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company’s existing business.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

(b)         There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•                        If the companies that provide reinsurance default or fail to perform or if the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	November 9, 2012
James H. Van Harmelen, Senior Vice President and Corporate Controller
(Duly authorized Officer and Chief Accounting Officer)