Form 10-K
period 2012-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-02-28
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of February 1, 2013, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.  This discussion should be read in conjunction with, and is qualified by reference to the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report as well as the consolidated financial statements and notes thereto in Item 8, “Financial Statements and Supplementary Data.”

1.1       Organization and Corporate Structure

The Company is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company.  The Company is indirectly owned by Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC, and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company (“London Life”) and The Canada Life Assurance Company (“CLAC”).  Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry.  Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial.  Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

The shares of Lifeco, Power Financial and Power Corporation are traded publicly in Canada on the Toronto Stock Exchange.

1.2         Business of the Company

The Company offers life insurance and retirement and investment products to individuals, businesses and other private and public organizations throughout the United States, Puerto Rico, Guam and the United States Virgin Islands.  Through its Individual Markets segment, the Company offers various forms of life insurance, annuity and retirement products.  Through its Retirement Services segment, the

Company provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers which include educational, advisory, enrollment and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2012, 2011 or 2010.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

During 2010, the Company completed comprehensive planning for its five-year strategic plan.  The five-year strategic plan encompasses nine key initiatives across the organization to accelerate the growth of its business and retain customers.  The implementation of the five-year strategic plan started in 2011 and has continued throughout 2012.

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

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employers sponsoring defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and record-keeping services for IRA accounts. For those IRAs invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales and service costs under various revenue sharing agreements.  For those IRAs invested in proprietary mutual funds, the Company, through its wholly-owned subsidiary Great-West Capital Management, LLC (“Great-West Capital Management”) (formerly known as GW Capital Management LLC), earns an asset-based management fee.

Participating life insurance - Participating policyholders share in the financial results of the participating business in the form of policyholder dividends that reflect the difference between the assumptions used in the premium charged and the actual experience on those policies.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The Company no longer actively markets participating products.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s consolidated balance sheets.

Term life - Term life insurance products provide coverage for a stated period and generally do not include the accumulation of cash values.  Term life insurance products pay a guaranteed death benefit only if the insured dies within the coverage period.

Whole life - Whole life insurance products provide guaranteed death benefits in exchange for level premium payments for the life of the insured.  Whole life insurance products include the accumulation of cash values.  The policyholder can receive the accumulated cash value as a payment by surrendering the insurance policy before the death of the insured.

Universal life - Universal life insurance products include a cash value component that is credited with interest at regular intervals.  The account balance for the universal life products are held in the

Company’s general account.  The Company’s universal life insurance earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims.  Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

Variable universal life - Variable universal life products provide insurance coverage on the same basis as universal life, except that the account balance is directed by the policyholder into either separate account investment options or into the Company’s general account as a fixed option within the variable product.  In the separate account investment options, the policyholder bears the entire risk of the investment results.  The Company’s variable universal life insurance earnings result from asset-based fees, as well as from the difference between fees collected for mortality as compared to actual death claims paid.

Sales of life insurance products typically have initial contract acquisition expenses which are deferred.  These expenses are shown as deferred acquisition costs (“DAC”) in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits or premium revenues recognized.  Therefore, retention is an important factor in profitability and is encouraged through product features.  For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first ten years of the contract’s inception.  The period of time and level of the charge vary by product.

One of the principal markets for the Individual Markets segment is the executive benefits market.  The primary executive benefits products are single premium universal life insurance, registered variable universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value guarantee feature.  These executive benefits life insurance policies indirectly fund employee post-retirement benefits and non-qualified benefit plans for executives.

Corporations and community banks are the primary purchasers of the universal life product, while regional and national banks typically purchase the PPVUL product with the stable value guarantee feature.  The single premium universal life insurance, which combines both general account and separate account product features, is being marketed to community and regional banks.  Corporations indirectly funding executive benefits also purchase the registered variable universal life insurance and PPVUL product.  The PPVUL products offer a wide array of equity and bond fund investment options.

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life, annuity and retirement products.  Through its institutional partners, the Company has in excess of 17,500 individual branch and brokerage sales representatives who sell its products, as well as direct exposure to online banking customers.  During 2012 and 2011, management focused on meeting the insurance related needs of the growing retiree marketplace by providing wealth transfer solutions to their bank partners’ customers via single premium whole life insurance (“SPWL”) and single premium universal life insurance (“SPUL”).  Additionally, the Company continued its efforts to partner with large financial institutions to provide individual term life insurance.

Retirement Services Segment Principal Products

Through its Retirement Services segment, the Company provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  This has been a rapidly growing portion of the retirement marketplace in recent years.

The retirement plan products and investment options offered by the Company include mutual funds and collective trusts, guaranteed interest rate investment products and variable annuity products designed to meet the specific needs of the customer.  In addition, the Company offers both customized annuity and non-annuity products.

Mutual funds and collective trusts - The Company earns administration fees under various revenue sharing agreements from external mutual funds and collective trusts for marketing, sales and service costs incurred while providing services to individuals and institutional clients on behalf of the funds.  On proprietary mutual funds and collective trusts, the Company, through its wholly-owned subsidiary Great-West Capital Management, earns an asset-based management fee.

Guaranteed interest rate investment products - On its guaranteed interest rate investment products, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment products.  The Company also manages separate account fixed interest rate products known as a stable value fund and pooled collective trusts for which it is paid a management fee which is earned by the Company either directly or through its wholly-owned subsidiary Great-West Capital Management.

Variable annuity products - The Company’s variable annuity products provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets.  The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company or its affiliates and by selected external fund managers.  The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services.

Administrative and record-keeping services - The Company receives asset-based and/or participant-based fees for providing third-party administrative and record-keeping services to financial institutions and employer-sponsored retirement plans.

Sales of annuity products typically have initial contract acquisition expenses which are deferred.  These expenses are shown as DAC in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits.

The Company’s marketing focus is directed toward providing investment management, advisory services and record-keeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408 and 457 to private corporations, state and local governments, hospitals, non-profit organizations and public school districts.  Through the Company’s wholly-owned, registered subsidiaries, Great-West Capital Management and Advised Assets Group, LLC, the Company provides investment management and advisory services.  Through the Company’s wholly-owned subsidiary FASCore, LLC, the Company targets and partners with other large financial institutions to provide third-party record-keeping and administration services.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Retirement Services and Individual Markets separate accounts for the years indicated:

	(In millions)
		Retirement Services	Individual Markets
Year ended	General account	annuity	annuity
December 31,	annuity benefits	separate accounts	separate accounts
2012	$11,110	$18,242	$1,382
2011	10,290	16,447	1,290
2010	9,637	16,225	1,381
2009	8,874	14,288	1,262
2008	8,598	10,403	1,144

For most of the general account annuities and for all of the Retirement Services and Individual Markets separate account annuities, policy benefit liabilities are established at the contractholder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

The general account also has some immediate annuities.  The policy benefit liabilities for the immediate annuities are computed on the basis of assumed investment yield, mortality (where payouts are contingent on survivorship) and expenses.  These assumptions generally vary by plan, year of issue and policy duration.  Policy benefit liabilities for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

The following table summarizes individual life insurance future policy benefits, Individual Markets life insurance separate account balances and life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
	Life insurance	Individual Markets
Year ended	future policy	life insurance	Life insurance
December 31,	benefits	separate accounts	in-force
2012	$12,001	$4,981	$123,904
2011	11,182	4,594	127,815
2010	10,432	4,883	131,595
2009	9,756	3,337	137,049
2008	9,183	3,575	142,177

For both the life insurance future policy benefits and the Individual Markets life insurance separate accounts, the future policy benefits are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation.  These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration.

Additionally, for both the life insurance future policy benefits and the Individual Markets life insurance separate accounts, policy and contract claim liabilities are established for claims that have been incurred but not reported based on factors derived from past experience.

The aforementioned policy benefit liabilities are computed amounts that, with additions from premiums and deposits to be received and with interest on such liabilities, are expected to be sufficient to meet the Company’s policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its various insurance products and as a provider of reinsurance for some insurance products.  Reinsurance transactions are assumed from and ceded to affiliated entities and third parties.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance and modified coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175,000 per annum, with an overall maximum increase in coverage of $1.0 million.  The Company assumes risk from approximately forty insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.

When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through wholesale and retail sales force, banks, broker-dealers and investment advisors.  It markets IRAs through retail sales staff supported by website and service staff.  Executive benefits products are distributed through wholesalers and specialized benefit consulting organizations.

The Retirement Services segment distributes products to plan sponsors through a subsidiary, GWFS Equities, Inc., as well as through brokers, consultants, advisors, third-party administrators and banks.  Record-keeping and administrative services are distributed through institutional clients.

Competition Within the Individual Markets and Retirement Services Segments

The life insurance, savings and investment marketplaces are highly competitive.  The Company’s competitors include insurance companies, banks, investment advisors, mutual fund companies and certain service and professional organizations.  No individual competitor or small group of competitors is dominant.  Competition focuses on name recognition, service, technology, cost, variety of investment options, investment performance, product features and price and financial strength as indicated by ratings issued by nationally recognized agencies.

Company Outlook

A single brand identity, “Great West Financial,” was introduced across all lines of business.  The clarity of one brand with a focused and well-positioned message will help build name recognition and create stronger brand equity in all Great-West Financial markets.

The nine business initiatives that make up an aggressive five-year strategic plan were implemented in 2012.  These projects include strategies that will increase sales, improve retention and boost assets under management.

Individual Markets Outlook

The Company introduced two retail retirement income products in late 2011 to address the growing demand for guaranteed lifetime income options.  New selling agreements with five distribution partners will expand the reach of these products to new financial institutions market customers.

New brokers were also added to the distribution base for the community bank market, where sales of business-owned life insurance were strong in 2012.  Gains in distributor market share are anticipated to continue this momentum into the future.

During 2012, the Company completed the full implementation of the policy administration system for the executive benefits market.  The new system brings flexibility, enhanced reporting capabilities, streamlined processes, and cost efficiencies, positioning the Company for future success on strategic plan objectives.

The IRA rollover initiative introduced in 2011 to increase asset rollovers by terminated group plan participants gained momentum in 2012 and is expected to continue growth in assets under administration (“AUA”) in the future.

Retirement Services Outlook

The Company launched new tools in 2011 and 2012 designed to improve productivity.  New tools better equipped 401(k) sales employees with knowledge and services to enhance their effectiveness with advisors, third-party administrators, and prospects.

To enhance clients’ experience and ultimately increase retention, service functions were re-engineered in 2012 to speed responsiveness.  A new client relationship management system was rolled out, providing a 360-degree view of Great-West Financial’s clients, advancing the client experience.  The new tools are expected to further contribute to sales and growth in the Retirement Services market.

In 2012, the U.S. Conference of Mayors, representing 4,000 municipalities with $6 billion in retirement plan assets, selected Great-West Financial as its preferred retirement plan provider, creating a high-potential channel for new government market business.

An initiative to increase participant account balances boosted roll-ins to existing plans during 2012 and is expected to continue growth in AUA in the future.

Other Segment

The Company’s Other reporting segment is substantially comprised of activity under the assumption reinsurance agreement between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

The following table shows future policy benefits and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2012	2011	2010	2009	2008
Future policy benefits	$369	$356	$352	$342	$321
Life insurance in-force	63,918	68,204	72,581	76,768	80,992

Future policy benefits for the policies in the Other segment are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Future policy benefits are also established for claims that have been incurred but not reported based on factors derived from past experience.

1.3                               Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2012 of $51 billion were comprised of general account investment assets of $26 billion and separate account assets of $25 billion.  Total investments at December 31, 2011 of $46 billion were comprised of general account investment assets of $24 billion and separate account assets of $22 billion.

The Company’s general account investments are in a broad range of asset classes but consist primarily of domestic fixed maturities.  Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities.  The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans diversified with regard to geographical markets and commercial real estate property types within the United States.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2012 and 2011, 98% and 99%, respectively, of the Company’s fixed maturity portfolio carried an investment grade rating.

1.4  Regulation

Insurance Regulation

The Company and its insurance subsidiaries are licensed in and regulated by all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands to transact life insurance business, accident and health insurance business and annuity business.  The extent of such regulation varies, but most jurisdictions have laws and regulations governing the business conduct of insurers as well as the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates.  Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

•      Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2012, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•      Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business.  Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  As of December 31, 2012, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

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

•      Regulation of Investments - The Company and its insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, other equity investments and derivatives.  Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments. As of the date of the most recent statutory financial statements filed with insurance regulators, the Company did not have any non-admitted assets as a result of investments exceeding regulatory limitations.

•      Federal Initiatives - Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the Company’s business in a variety of ways.  From time to time, federal measures are proposed that may significantly affect the Company’s business.  At the present time, management is not aware of any federal legislative initiatives that, if enacted, would materially impact the Company’s business, results of operations or financial condition.

•            Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries, GWFS Equities, Inc., is a non-clearing broker-dealer and subject to certain regulatory provisions by the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Great-West Funds, Inc. (formerly known as Maxim Series Funds, Inc.), an affiliated open-end management investment company.

ERISA and Other Considerations

The Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act (“ERISA”), or the Internal Revenue Code of 1986, as amended (the “Code”).  As such, the Company’s activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

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

1.6 Employees

The Company had approximately 3,300 and 3,200 employees at December 31, 2012 and 2011, respectively.

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

The Company establishes and carries, as a liability, reserves based on estimates of how much it will need to pay for future benefits and claims.  Future policy benefits do not represent an exact calculation of liability.  Rather, future policy benefits represent an estimate of what management expects the ultimate settlement and administration of benefits will cost.  These estimates, which generally involve actuarial projections, are based upon management’s assessment of facts and circumstances then known, as well as estimates of future trends in persistency (how long a contract stays with the Company), mortality, judicial theories of liability, interest rates and other factors.  These variables are affected by both internal and external events, such as changes in market and interest rate conditions, catastrophic events, inflation, judicial trends and legislative changes.  Many of these items are not directly quantifiable in advance.  The Company’s life insurance products are exposed to the risk of catastrophic events, such as a pandemic, terrorism, or other such events that cause a large number of deaths.  Additionally, there may be a significant reporting delay between the occurrence of an insured event and the date it is reported to the Company.

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

DAC represents the costs that vary with and are related primarily to the successful acquisition of new insurance and annuity contracts and are amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums.  VOBA represents the present value of future profits associated with acquired insurance, annuity and investment-type contracts and is amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums.  Goodwill represents the excess of the amounts the Company paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition.  The Company, on an ongoing basis, tests the DAC and VOBA recorded on the consolidated balance sheets to determine if these amounts are recoverable under current assumptions.  In addition, management regularly reviews the estimates and assumptions underlying DAC and VOBA for those products for which DAC and VOBA are amortized in proportion to gross profits or gross premiums.  The Company tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates.  Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, VOBA and/or goodwill that could have an adverse effect on the results of operations and financial condition.

If the companies that provide reinsurance default or fail to perform or the Company is unable to obtain adequate reinsurance for some of the risks underwritten, the Company could incur significant losses adversely affecting results of operations and financial condition.

The Company purchases reinsurance by transferring, or ceding, part of the risk it assumes to a reinsurance company in exchange for part of the premium it receives in connection with the risk.  The part of the risk the Company retains for its own account is known as the retention.  Through reinsurance, the Company has the contractual right to collect the amount above its retention from its reinsurers.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve it of its liability to its policyholders.  Accordingly, the Company bears credit risk with respect to its reinsurers.  Management cannot make assurances that the Company’s reinsurers will pay all of their reinsurance claims, or that they will pay claims on a timely basis.  If the Company’s reinsurers cease to meet their obligations, whether because they are in a weakened position as a result of incurred losses or otherwise, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

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

In periods of rapidly increasing interest rates, policy surrenders and withdrawals may increase.  Premiums in flexible premium policies may decrease as policyholders seek investments with higher perceived returns.  This activity may result in the Company’s making cash payments, requiring that it sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates.  Among other things, early withdrawals may also cause the Company to accelerate the amortization of DAC and VOBA, reducing net income.

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year.  During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates.  Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities.  Accordingly, during periods of sustained low interest rates, net income may decline as a result of a decrease in the spread between the earned rate on the Company’s assets and either the interest rates credited to policyholders or the rates assumed in reserve calculations.  Several products are at or approaching their minimum guaranteed credited rate, which could have a negative effect on net income due to spread compression.

The Company began an interest rate risk hedging program during the fourth quarter of 2009 to hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance and group pension liabilities as well as certain separate account life insurance liabilities.  In February 2012, the Company significantly decreased its interest rate risk hedging program.  Although the Company engages in hedging activities including investing in interest rate derivatives, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with an adverse effect on future earnings.

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

•                  Changes in the availability of, or rules concerning the establishment, operation and taxation of, Section 401, 403(b), 408 and 457 plans; and

•                  Repeal of the federal estate tax.

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

A failure in cyber or information security systems could result in a loss or disclosure of confidential information, damage the Company’s reputation and could impair its ability to conduct business effectively.

The Company depends heavily upon computer systems to provide reliable service, as a significant portion of the Company’s operations relies on the secure processing, storage and transmission of confidential or proprietary information and complex transactions.  Despite the implementation of a variety of security measures, the Company’s computer systems could be subject to physical and electronic break-ins, cyber attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and other third parties, or may originate internally from within the Company.

If one or more of these events occurs, it could potentially jeopardize the confidential or proprietary information, including personally identifiable non-public information, processed and stored in, and transmitted through, the computer systems and networks.  It could also potentially cause interruptions or malfunctions in the operations of the Company, its customers, or other third parties.  This could result in damage to the Company’s reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.  Although steps have been taken to prevent and detect such attacks, it is possible that the Company may not become aware of a cyber incident for some time after it occurs, which could increase its exposure to these consequences.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities.   At December 31, 2012, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2018.  The Company also leases sales and administrative offices throughout the United States.  Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

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

5.2         Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $184 million, $206 million and $161 million during the years ended December 31, 2012, 2011 and 2010, respectively.

On February 1, 2013, the Board of Directors declared a quarterly dividend for the first quarter of 2013 of $44 million to be paid to the Company’s sole shareholder, GWL&A Financial. The dividend is payable on March 29, 2013.

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

The selected consolidated financial information for the years ended December 31, 2012, 2011 and 2010 and at December 31, 2012 and 2011 has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data at December 31, 2010, 2009 and 2008 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-26”).  ASU No. 2010-26 provided guidance and modifies the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarified which costs may not be capitalized as deferred acquisition costs (“DAC”).  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012 and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 was impracticable.

	As of and for the year ended December 31,
(In millions)	2012	2011(2)	2010 (2)	2009 (2)	2008 (2)
Total revenues	$2,266	$2,193	$2,404	$2,028	$2,011
Total benefits and expenses (2)	1,893	1,897	2,138	1,882	1,502
Income from continuing operations (2)	373	296	266	146	509
Provision for income taxes (2)	135	94	68	34	74
Income (loss) from discontinued operations (1)	—	—	(2)	—	668
Net income (2)	$238	$202	$196	$112	$1,103

Dividends declared	$184	$206	$161	$25	$1,772

Investment assets	$26,110	$23,995	$23,069	$20,376	$18,082
Separate account assets	24,606	22,331	22,489	18,887	15,122
Total assets (2)	52,819	48,212	47,525	41,715	36,044
Due to parent and affiliates	544	539	537	538	534
Total stockholder’s equity (2)	2,136	1,914	1,714	1,267	477

(1) See Item 1.2, “Business of the Company” for a discussion of the Company’s discontinued operations.

(2) As adjusted for the retrospective adoption of ASU No. 2010-26. A summary of the effects of the adoption of ASU No. 2010-26 on the Company’s consolidated financial statements is in Note 1 in Item 8

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2012 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

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

The amounts presented in the “Company Results of Operations” for the years ended December 31, 2011 and prior have been adjusted for the retrospective adoption of ASU No. 2010-26.  A summary of the effects of the adoption of ASU No. 2010-26 on the Company’s consolidated financial statements is in Note 1 in Item 8, “Financial Statements and Supplementary Data.”

During 2011, the Company introduced a single premium universal life (“SPUL”) product as an alternative to the single premium whole life (“SPWL”) product previously offered.  The decision to introduce the SPUL product was based on market conditions including prevailing interest rates.  The SPWL product is considered an insurance contract, and SPWL sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL sales are recognized as deposits rather than as premium income.  Due to the change in product mix sold in 2012, premium income decreased as sales of the SPWL product marketed through banks decreased by $88 million and were replaced by sales of the SPUL product, which recorded deposits due to sales of $451 million for the year ended December 31, 2012, as compared $196 million for the year ended December 31, 2011.

Current Market Conditions

During 2012, the financial markets continued to show improvement and recovery from the severe market downturn experienced in the latter part of 2008 and 2009.  As a result, the S&P 500 index ended 2012 up by 13% as compared to 2011 and 2011 was flat when compared to 2010.  The average of the S&P 500 index during the year ended December 31, 2012 was up by 9% when compared to the average for the year ended December 31, 2011 and the average was up by 11% for the year ended December 31, 2011 when compared to the average for the year ended December 31, 2010.

	Years ended December 31,
S&P 500 Index	2012	2011	2010	2009	2008	2007
Index Close	1,426	1,258	1,258	1,115	903	1,468
Index Average	1,379	1,268	1,140	948	1,220	1,477

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances.  Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market.  Fee income increased by $49 million, or 10%, to $536 million for the year ended December 31, 2012 when compared to 2011.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

During the year ended December 31, 2012, the Company recorded net other-than-temporary losses recognized in earnings of $5 million on its available-for-sale fixed maturity investments primarily related to asset-backed investments secured by home equity loans.  A continued recovery in market liquidity and lower interest rates have resulted in improved market values for the Company’s fixed maturity investments.  The Company has recorded a decrease in gross unrealized losses of $121 million and an increase in gross unrealized gains of $308 million during the year ended December 31, 2012.  This resulted in an increase to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•             Valuation of investments and derivatives in the absence of quoted market values;

•             Impairment of investments;

•             Valuation of policy benefit liabilities; and

•             Valuation of DAC and VOBA

Valuation of investments and derivatives in the absence of quoted market values

The Company’s investments are in fixed maturity investments, mortgage loans on real estate, policy loans and limited partnership interests and other investments. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values.

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available, such as for private fixed maturity investments, fair values are estimated by the Company.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts of the Company’s financial instruments.

The fair value of derivatives is determined by quoted market prices or through the use of pricing models.  The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances.  Essential to the analysis of fair value is the risk of counterparty default.  Values can also be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility and liquidity.

Impairment of investments

Assumptions and estimates about the issuer’s operations and ability to generate future cash flows are inherent in management’s evaluation of investments for other-than-temporary impairments (“OTTI”).  The assessment of whether an OTTI has occurred on securities where management does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.  While all available information is taken into account, it is difficult to predict the ultimate recoverable amount from a distressed or impaired security.  The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period.

If an OTTI has occurred, the impairment amount is bifurcated into two components: the amount related to the credit loss and the amount attributed to other factors (referred to as the non-credit portion).  The calculation of expected cash flows utilized during the impairment evaluation and bifurcation process is determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics and current levels of subordination.

The determination of the calculation and the adequacy of the mortgage provision allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.

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

Quarterly, the Company updates the estimated present values of gross profits.  On an annual basis, the actual gross profits are compared to the estimated gross profits.  When the actual gross profits change from previous estimates, the cumulative DAC and VOBA amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings.  When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below those previously estimated.  These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.

DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

7.3  Company Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance, annuity and retirement products (including IRAs) to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services to employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the reinsurance agreement between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Company for the years ended December 31, 2012 and 2011:

	Year ended December 31,
Income statement data (In millions)	2012	2011
Premium income	$422	$523
Fee income	536	487
Net investment income	1,191	1,159
Net realized investment gains (losses)	117	24
Total revenues	2,266	2,193
Policyholder benefits	1,198	1,264
Operating expenses	695	633
Total benefits and expenses	1,893	1,897
Income before income taxes	373	296
Income tax expense	135	94
Income from continuing operations	$238	$202

The Company’s consolidated income from continuing operations increased by $36 million, or 18%, to $238 million for the year ended December 31, 2012 when compared to 2011.  The improvement in earnings is due to increases in fees, net investment income, and net realized gains (losses) on investments.  Partially offsetting these increases are lower mortality gains and higher operating expenses.

Premium income decreased by $101 million, or 19%, to $422 million for the year ended December 31, 2012 when compared to 2011.  This decrease is primarily related to the $82 million decrease in the Company’s Individual Markets segment which is driven by an $88 million decline in sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product, which recorded deposits due to sales of $451 million for the year ended December 31,

2012, as compared to $196 million for the year ended December 31, 2011.  Additionally, there is a $21 million decrease in the Other segment primarily due to run-off in the closed block of business.

Fee income increased by $49 million, or 10%, to $536 million for the year ended December 31, 2012 when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances generated by sales growth and the elevated performance of the U.S. equities market.  The equities market performance is evidenced by the 9% increase in the average S&P 500 index during the year ended December 31, 2012 as compared to 2011.

Net investment income increased by $32 million, or 3%, to $1,191 million for the year ended December 31, 2012 when compared to 2011.  The primary drivers of the change are a $23 million increase in unrealized gains primarily generated by derivative and hedging activities and a $10 million increase in investment income due to a higher invested assets balance partially offset by lower yields.

Net realized investment gains (losses) increased by $93 million to $117 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $9 million was due to dollar rolls, $37 million resulted from derivative and hedging activities and $18 million resulted from increased realized gains on sales of investments.  Additionally, there was a net $17 million decrease in the mortgage provision allowance in 2012 as compared to a $5 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Total benefits and expenses decreased by $4 million to $1,893 million for the year ended December 31, 2012 when compared to 2011.  The decrease in benefits and expense is attributable to a $27 million decrease in the Company’s Individual Markets segment, which is primarily driven by a reduction in policyholder benefits reflecting the change in mix of sales mentioned in premiums above.  Offsetting that decrease are higher mortality losses and operating expenses primarily resulting from an increase in the amortization of deferred acquisition expenses.  Additionally, the Other segment had a decrease in benefits and expense of $16 million primarily due to lower operating expenses.  These decreases in the Individual Markets and Other segments are partially offset by a $39 million increase in the Retirement Services segment, primarily driven by higher asset based commission expense and other general operating expense due to segment growth in 2012.  Partially offsetting the increase in Retirement Services expense is a decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense increased by $41 million, or 44%, to $135 million for the year ended December 31, 2012 when compared to 2011 primarily due to an increase in net income before tax.  Additionally, there was an increase in the effective tax rate from 32% to 36% primarily due to an $11 million adjustment to prior year income taxes included in the 2012 expense related to the 2008 tax year Internal Revenue Services (“IRS”) examination.

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Company for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$523	$806
Fee income	487	447
Net investment income	1,159	1,175
Net realized investment gains (losses)	24	(24)
Total revenues	2,193	2,404
Policyholder benefits	1,264	1,541
Operating expenses	633	597
Total benefits and expenses	1,897	2,138
Income before income taxes	296	266
Income tax expense	94	69
Income from continuing operations	$202	$197

The Company’s consolidated income from continuing operations increased by $5 million, or 3%, to $202 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a decrease in policyholder benefits of $277 million offset partially by a decrease in revenues of $211 million and an increase in expenses of $36 million.  Income tax expense increased by $25 million primarily as a result of an increase of $30 million in income before taxes.  Additionally, the Company had a $13 million tax benefit in 2010 related to the closing of IRS examinations.

Premium income decreased by $283 million, or 35%, to $523 million for the year ended December 31, 2011 when compared to 2010.  This decrease is primarily related to a $280 million decrease in the sales of the SPWL product in the Company’s Individual Markets segment. In 2011, the Company began replacing the SPWL product with a SPUL product which had deposits of $196 million for the year ended December 31, 2011.

Fee income increased by $40 million, or 9%, to $487 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market.  The equities market performance is evidenced by an 11 % increase in the average S&P 500 index in 2011 as compared to 2010.

Net investment income remained relatively constant, decreasing by $16 million, or 1%, to $1,159 million for the year ended December 31, 2011 when compared to 2010.  The decrease is primarily due to an increase in unrealized loss of $18 million on derivatives and held for trading assets offset by an increase in interest income of $2 million.

Net realized investment gains (losses) increased by $48 million from a loss of $24 million during the year ended December 31, 2010 to a gain of $24 million during the year ended December 31, 2011. The $24 million gain in 2011 is due to $38 million of net realized gains on the sale of investments, including dollar rolls, offset by a $5 million increase in the mortgage provision allowance due to the increase in mortgage loans and $9 million of credit related OTTI losses primarily on fixed maturity investments.  The $24 million loss in 2010 is primarily due to $81 million of write-downs primarily on fixed maturity securities guaranteed by Ambac Financial Group, Inc. (“Ambac”) offset by $57 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $241 million, or 11%, to $1,897 million for the year ended December 31, 2011 when compared to 2010.  The decrease is attributable to a reduction of $306 million in the Company’s Individual Markets segment which is primarily due to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above.  This decrease is partially offset by a $35 million increase in benefits and expense in the Company’s Retirement Services segment and a $31 million increase in benefits and expense in the Other segment.

Income tax expense increased by $25 million, or 36%, to $94 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $30 million, or 11%, increase in income before income taxes.  Additionally, the Company had a $13 million tax benefit in 2010 related to the closing of IRS examinations.

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2012 and 2011:

	Year ended December 31,
Income statement data (In millions)	2012	2011
Premium income	$314	$396
Fee income	75	65
Net investment income	730	714
Net realized investment gains (losses)	56	21
Total revenues	1,175	1,196
Policyholder benefits	883	938
Operating expenses	137	109
Total benefits and expenses	1,020	1,047
Income before income taxes	155	149
Income tax expense	51	49
Income from continuing operations	$104	$100

Income from continuing operations for the Individual Markets segment increased by $4 million, or 4%, to $104 million for the year ended December 31, 2012 when compared to 2011.  The increase in earnings is primarily due to increases in net investment income and net realized gains (losses) on investments.  Partially offsetting these increases are an increase in mortality losses in the closed blocks and higher operating expenses.

Premium income decreased by $82 million, or 21%, to $314 million for the year ended December 31, 2012 when compared to 2011.  The decrease is primarily related to an $88 million decrease in sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product, which recorded deposits due to sales of $451 million for the year ended December 31, 2012, as compared to $196 million for the year ended December 31, 2011.

Fee income increased by $10 million, or 15%, to $75 million for the year ended December 31, 2012 when compared to 2011.  The increase is primarily related to an increase in fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Net investment income increased by $16 million, or 2%, to $730 million for the year ended December 31, 2012 when compared to 2011.  The primary drivers of the change are an $11 million increase in unrealized gains primarily generated by derivative and hedging activities and a $5 million increase in investment income due to the strengthening of the invested assets balance partially offset by lower yields.

Net realized investment gains (losses) increased by $35 million to $56 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $13 million resulted from derivative and hedging activities and $12 million resulted from increased realized gains on sales of investments offset by a $2 million decrease due to dollar rolls.  Additionally, there was a net $8 million decrease in the mortgage provision allowance in 2012 as compared to a $2 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Total benefits and expenses decreased by $27 million, or 3%, to $1,020 million for the year ended December 31, 2012 when compared to 2011.  The benefit and expense improvement is attributable to a $55 million, or 6%, decrease in policyholder benefits which primarily reflects the change in the mix of sales mentioned in premiums above offset by higher mortality losses.  Partially offsetting this decrease is a $28 million increase in operating expenses primarily related to an increase in the amortization of deferred acquisition expenses as a result of actual gross profits exceeding those previously estimated gross profits.

Income tax expense increased by $2 million, or 4%, to $51 million during the year ended December 31, 2012 when compared to 2011, primarily due to the increase in earnings before taxes.

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Individual Markets segment for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$396	$676
Fee income	65	56
Net investment income	714	731
Net realized investment gains (losses)	21	(1)
Total revenues	1,196	1,462
Policyholder benefits	938	1,219
Operating expenses	109	134
Total benefits and expenses	1,047	1,353
Income before income taxes	149	109
Income tax expense	49	30
Income from continuing operations	$100	$79

Income from continuing operations for the Individual Markets segment increased by $21 million, or 27%, to $100 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to a decrease in benefits and expenses of $306 million partially offset by a decrease in revenues of $266 million.  Income tax expense has increased by $19 million primarily as a result of an increase of $40 million in income before taxes.  Additionally, the Company had a $3 million tax benefit in 2010 related to the closing of IRS examinations.

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

Net realized investment gains (losses) increased by $22 million from a loss of $1 million during the year ended December 31, 2010 to a gain of $21 million during the year ended December 31, 2011.  The $21 million gain in 2011 is due to $26 million of net realized gains on the sale of investments offset by a $2 million increase in the mortgage provision allowance due to the increase in mortgage loans and $3 million of credit related OTTI losses primarily on fixed maturity investments.  The $1 million loss in 2010 is due to $34 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $33 million of net realized gains on the sale of investments.

Total benefits and expenses decreased by $306 million, or 23%, to $1,047 million for the year ended December 31, 2011 when compared to 2010.  Approximately $281 million of the decrease is primarily attributable to a reduction in future policyholder benefits and expenses related to the change in mix of sales mentioned in premiums above offset by a release of future policy benefits in 2010 due to the refinement in the calculation methodology as a result of additional information on the assumed reinsurance individual life block of business.  The remaining $25 million is primarily due to a $28 million decrease in commissions and premium tax expense, net of the deferral of acquisition costs, also as a result of the change in sales mix discussed in premiums above as the Company replaces its SPWL product with a SPUL product.

Income tax expense increased by $19 million, or 63%, to $49 million during the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $40 million, or 37% increase in income before income taxes, as well as a $3 million tax benefit in 2010 related to the closing of IRS examinations.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2012 and 2011:

	Year ended December 31,
Income statement data (In millions)	2012	2011
Premium income	$4	$2
Fee income	456	417
Net investment income	414	399
Net realized investment gains (losses)	61	3
Total revenues	935	821
Policyholder benefits	204	223
Operating expenses	493	435
Total benefits and expenses	697	658
Income before income taxes	238	163
Income tax expense	78	51
Income from continuing operations	$160	$112

Income from continuing operations for the Retirement Services segment increased by $48 million, or 43%, to $160 million for the year ended December 31, 2012 when compared to 2011.  The increase is due to higher net realized gains on investments of $58 million and higher fee income of $39 million when compared to the prior year.  Partially offsetting these increases was higher operating expenses of $58 million when compared to the prior year primarily due to growth in the segment from sales.

Fee income increased by $39 million, or 9%, to $456 million for the year ended December 31, 2012 when compared to 2011.  The increase is primarily related to improved variable fee income resulting from higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.  The equities market performance is evidenced by a 9% increase in the average S&P 500 index during the year ended December 31, 2012 as compared to 2011.

Net investment income increased by $15 million, or 4%, to $414 million for the year ended December 31, 2012 when compared to 2011.  The primary drivers of the change are a $13 million increase in unrealized gains primarily generated by derivative and hedging activities and a $2 million increase due to a higher invested assets balance partially offset by lower yields.

Net realized investment gains (losses) increased by $58 million to $61 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $11 million was due to dollar rolls, $25 million resulted from derivative and hedging activities and $6 million resulted from increased realized gains on sales of investments.  Additionally, there was a net $9 million decrease in the mortgage provision allowance in 2012 as compared to a $3 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Total benefits and expenses increased by $39 million, or 6%, to $697 million for the year ended December 31, 2012 when compared to 2011.  The increase in benefits and expense is primarily attributable to a $58 million, or 13%, increase in operating expenses driven by higher asset based commission expense reflecting sales growth in the block of business and improved performance of the U.S. equities market.  The higher operating expenses are also due to an increase in other general operating expense due to segment growth in 2012.  Offsetting the increase in operating expenses is a $19 million, or 9%, decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense increased by $27 million, or 53%, to $78 million during the year ended December 31, 2012 when compared to 2011.  The increase is primarily due to the increase in income before income taxes.

Year ended December 31, 2011 compared with the year ended December 31, 2010

The following is a summary of certain financial data of the Retirement Services segment for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Income statement data (In millions)	2011	2010
Premium income	$2	$6
Fee income	417	387
Net investment income	399	399
Net realized investment gains (losses)	3	(23)
Total revenues	821	769
Policyholder benefits	223	222
Operating expenses	435	401
Total benefits and expenses	658	623
Income before income taxes	163	146
Income tax expense	51	35
Income from continuing operations	$112	$111

Income from continuing operations for the Retirement Services segment remained relatively flat, increasing by $1 million, or less than 1%, to $112 million during the year ended December 31, 2011 when compared to 2010.  Total revenues increased by $52 million which is offset by an increase in benefits and expenses of $35 million.  Income tax expense increased by $16 million primarily as a result of a $17 million increase in income before taxes.  Additionally, the Company had a $5 million tax benefit in 2010 related to the closing of IRS examinations.

Fee income increased by $30 million, or 8%, to $417 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the performance of the U.S. equities market.  The equities market performance is evidenced by an 11% increase in the average S&P 500 index in 2011 as compared to 2010.

Net investment income remained unchanged at $399 million during the years ended December 31, 2011 and 2010.  This is primarily related to increased interest income of $12 million due to higher invested asset balances offset by a $12 million increase in unrealized losses on derivatives and held for trading assets.

Net realized investment gains (losses) increased by $26 million from a loss of $23 million during the year ended December 31, 2010 to a gain of $3 million during the year ended December 31, 2011.  The $3 million gain in 2011 is due to $12 million of net realized gains on the sale of investments offset by a $3 million increase in the mortgage provision allowance, due to the increase in mortgage loans and $6 million of credit related OTTI losses primarily on fixed maturity securities.  The $23 million loss in 2010 is due to $47 million of write-downs primarily on fixed maturity securities guaranteed by Ambac offset by $24 million of net realized gains on the sale of investments.

Total benefits and expenses increased by $35 million, or 6%, to $658 million for the year ended December 31, 2011 when compared to 2010.  The increase is primarily related to an $11 million increase in asset based commission expense and a $23 million increase in other general operating expense due to segment growth in 2011.

Income tax expense increased by $16 million, or 46%, to $51 million during the year ended December 31, 2011 when compared to 2010.  The increase is primarily due to a $17 million, or 12% increase in income before income taxes.  Additionally, the Company had a $5 million tax benefit in 2010 related to the closing of IRS examinations.

7.6 Other Segment Results of Operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Company’s Other segment for the years ended December 31, 2012 and 2011:

	Year ended December 31,
Income statement data (In millions)	2012	2011
Premium income	$104	$125
Fee income	5	5
Net investment income	47	46
Total revenues	156	176
Policyholder benefits	111	103
Operating expenses	65	89
Total benefits and expenses	176	192
Income (loss) before income taxes	(20)	(16)
Income tax expense (benefit)	6	(6)
Income (loss) from continuing operations	$(26)	$(10)

The Company’s Other reporting segment is substantially comprised of activity of the GWSC operating segment, corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Net loss for the Company’s Other segment increased by $16 million from a loss of $10 million to a loss of $26 million during the year ended December 31, 2012 when compared to 2011.  The loss is primarily due to a $21 million decrease in premiums as a result of run-off in the closed block of business, along with an $8 million increase in policyholder benefits resulting from an unfavorable change in lapse rate experience.  Partially offsetting the decrease is a $24 million decline in operating expenses resulting from lower commission expense attributable to a decrease in premium income, lower consulting expenses on strategic initiatives and lower guarantee fund assessments.  Additionally, the Company had increased tax expense of $12 million.  The increase in income taxes is the result of an $11 million adjustment to prior year taxes included in the 2012 expense related to the 2008 tax year IRS examination.

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

Income (loss) from continuing operations for the Company’s Other segment decreased by $17 million from a gain of $7 million during the year ended December 31, 2010 to a loss of $10 million during the year ended December 31, 2011.  The decrease of $17 million is primarily due to an increase in operating expenses of $27 million caused by an $8 million increase in commissions expense at GWSC, a $2 million increase in guarantee fund assessments, an $11 million increase in expenses on strategic initiatives, and a $6 million increase in other operating expenses.  This increase in operating expense was partially offset by a decrease in income tax expense of $11 million which is due to the decrease in income before income taxes.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at December 31, 2012 and 2011 follows:

	December 31,
(In millions)	2012		2011
Fixed maturities, available-for-sale	$18,188	69.7%	$16,590	69.1%
Fixed maturities, held for trading	368	1.4%	147	0.6%
Mortgage loans on real estate	2,882	11.0%	2,513	10.5%
Policy loans	4,260	16.3%	4,220	17.6%
Short-term investments, available-for-sale	266	1.0%	333	1.4%
Limited partnership and other corporation interests	125	0.5%	169	0.7%
Other investments	21	0.1%	23	0.1%
Total investments	$26,110	100.0%	$23,995	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at December 31, 2012 and 2011 is summarized as follows:

	December 31,
Credit Rating	2012	2011
AAA	30.0%	33.0%
AA	14.4%	14.7%
A	23.9%	25.0%
BBB	30.1%	25.9%
BB and below (Non-investment grade)	1.6%	1.4%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities at December 31, 2012 and 2011:

	December 31,
Sector	2012	2011
Utility	17.9%	15.8%
Finance	10.4%	10.5%
Consumer	10.1%	9.6%
Natural resources	5.1%	4.7%
Transportation	2.7%	2.4%
Other	10.1%	10.0%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $51 million at December 31, 2012 from December 31, 2011.  Level 3 assets at December 31, 2012 were $267 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $318 million or 1% at December 31, 2011.  The decrease in Level 3 assets is due primarily to transfers out of Level 3 as a result of increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

Securities Lending, Repurchase Agreements and Cash Collateral Reinvestment Practices

All cash collateral related to the securities lending program, repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government or U.S. Government Agency securities.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2012 and 2011, the Company had $138 million and $7 million, respectively, of securities out on loan and $4 million and $2 million, respectively, in short-term repurchase agreements, all of which are fully collateralized as described above.  Although there were no dollar repurchase agreements open at December 31, 2012 and 2011, the Company had average balances during the years of $1,023 million and $742 million, respectively.  The change in dollar repurchase agreements during the years was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the years ended December 31, 2012 and 2011, the Company originated 36 and 69 new loans with aggregate principal balances of $525 million and $900 million, respectively.

During the year ended December 31, 2012, the Company had an $18 million decrease in the general mortgage provision allowance as a result of revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions for purposes of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

Investment Yield

Net investment income performance is analyzed excluding derivative income and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years ended December 31,
	2012	2011	2010
Net investment income	$1,156	$1,152	$1,151
Average invested assets, at amortized cost	23,753	22,267	20,918
Yield on average invested assets	4.87%	5.17%	5.50%

The yield on average invested assets decreased in 2012 compared to 2011 and 2011 compared to 2010 primarily due to the Company earning lower yields on new investments as the U.S. Treasury curve shifted lower during the years in conjunction with charging lower interest rates on policy loans.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $278 million and $340 million as of December 31, 2012 and 2011, respectively.  In addition, 98% and 99% of the fixed maturity portfolio carried an investment grade rating at December 31, 2012 and 2011, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $98 million of commercial paper outstanding at December 31, 2012 and 2011.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on May 26, 2013, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2012.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2012 and 2011 were $127 million and $98 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted, however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2012 or 2011.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,139 million and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70 million and renews annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2012:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$1,573,228	$3,033,002	$2,978,656	$45,044,824	$52,629,710
Policy and contract claims (2)	180,451	31,602	24,833	91,247	328,133
Policyholders’ funds (3)	374,821	—	—	—	374,821
Provision for policyholder dividends (4)	63,102	—	—	—	63,102
Undistributed earnings on participating business (5)	—	—	—	10,393	10,393
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,031	74,062	74,062	901,069	1,086,224
Commercial paper (8)	97,987	—	—	—	97,987
Payable under securities lending agreements (9)	142,022	—	—	—	142,022
Investment purchase obligations (10)	127,255	—	—	—	127,255
Operating leases (11)	4,404	5,683	607	—	10,694
Other liabilities (12)	236,526	53,044	72,146	66,792	428,508
Total	$2,836,827	$3,197,393	$3,150,304	$46,642,725	$55,827,249

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

(5)         Undistributed earnings on participating business — The dividend scale for the undistributed earnings on participating business is determined annually.  As such, the timing of the payment of the liability for undistributed earnings on participating business is unknown by its nature and subject to significant long-term uncertainty.  Due to this uncertainty, the obligation related to this liability is presented in the table above in the more than five year category in the amount of the liability presented in the Company’s consolidated balance sheet.

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

(7)         Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2012 and do not consider the impact of future interest rate changes.

(8)         Commercial paper - The Company’s obligations under its commercial paper program are short-term in nature.  The amount presented represents the amount due upon maturity of the instrument.  The obligation related to this liability is presented in the table above in the less than one year category as presented in the Company’s consolidated balance sheet.

(9)         Payable under securities lending agreements - The Company accepts both cash and non-cash collateral in connection with its securities lending program.  Since the securities lending transactions generally terminate within one year or the timing of the return of the collateral is uncertain, the obligations related to these liabilities are presented in the table above in the less than one year category in the amounts of the liabilities presented in the Company’s consolidated balance sheet.

(10)     Investment purchase obligations - The Company commits to fund limited partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment.

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

(12)     Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•            Liabilities under reinsurance arrangements

•            Liabilities related to securities purchased but not yet settled

•            Liabilities related to derivative obligations

•            Liabilities related to derivative counterparty collateral

•            Statutory state escheat liabilities

•            Expected contributions to the Company’s defined benefit pension plan and benefit payments for the post-retirement medical plan and supplemental executive retirement plan through 2022

•            Unrecognized tax benefits

•            Miscellaneous purchase obligations to acquire goods and services

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

The Company supports a hedging strategy program that consists of the use of various derivative instruments including futures, interest rate swaps and options such as interest rate swaptions.  The Company has strict operating policies which prohibit the use of derivative instruments for speculative purposes, permit derivative transactions only with approved counterparties, specify limits on concentration of risk and provide requirements of reporting and monitoring systems.

•                  Futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2012.  If interest rates increased by 100 basis points (1.00%), the December 31, 2012 fair value of the fixed income assets in the general account would decrease by approximately $1,205 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2012.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.137% to 4.703%.

Projected cash flows by		Interest rate
calendar years (In millions)	Benchmark	increase one percent
2013	$2,883	$2,806
2014	2,624	2,628
2015	2,508	2,484
2016	2,430	2,446
2017	2,040	2,046
Thereafter	14,262	14,505
Undiscounted total	$26,747	$26,915

Fair value	$22,461	$21,221

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management (“AUM”).  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of reduced fee income if equity markets decline.  If equity markets were to decline by 10%, the Company’s associated net fee income after subadvisor fees in 2013 would decline by approximately $16 million.

The Company’s surplus assets include equity investments.  There is a market risk of reduced asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $5.8 million on equity investments in non-affiliates.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

The Company has sold variable annuities with various forms of guaranteed minimum death benefits and guaranteed minimum withdrawal benefits.  The Company is required to hold future policy benefit liabilities for these guaranteed benefits.  If equity markets were to decline by 10%, the liability for these benefits would increase by approximately $0.8 million.  The Company’s dynamic hedging program for the guaranteed minimum withdrawal benefit product would be expected to offset changes in the guaranteed minimum withdrawal benefit liability.

The Company has exposure to foreign currency exchange rate fluctuations.  To manage foreign currency exchange risk, the Company uses currency swaps to convert foreign currency back to United States dollars.  These swaps are entered into each time a foreign currency denominated asset is purchased.

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

The Company utilizes reinsurance programs to control its exposure to general insurance risks.  Reinsurance agreements do not relieve the Company from its direct obligations to its insureds.  However, an effective reinsurance program limits the Company’s exposure to potentially large losses.  The failure of reinsurers to honor their obligations could result in losses to the Company.  To manage this risk, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk relative to the reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175,000 per annum, with an overall maximum increase in coverage of $1.0 million.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Great-West Life & Annuity Insurance Company

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the Company’s adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2013

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2012 and 2011

(In Thousands, Except Share Amounts)

	December 31,
	2012	2011
		As adjusted
		See Note 1
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $16,756,216 and $15,586,970)	$18,188,344	$16,589,783
Fixed maturities, held for trading, at fair value (amortized cost $356,012 and $134,591)	367,600	147,526
Mortgage loans on real estate (net of allowances of $2,890 and $21,130)	2,881,758	2,513,087
Policy loans	4,260,200	4,219,849
Short-term investments, available-for-sale (amortized cost $266,332 and $332,764)	266,332	332,764
Limited partnership and other corporation interests	124,814	169,233
Other investments	21,328	22,990
Total investments	26,110,376	23,995,232

Other assets:
Cash	11,387	7,593
Reinsurance receivable	638,797	616,336
Deferred acquisition costs and value of business acquired	204,461	219,833
Investment income due and accrued	257,028	248,114
Collateral under securities lending agreements	142,022	7,099
Due from parent and affiliates	82,828	114,697
Goodwill	105,255	105,255
Other intangible assets	18,249	21,855
Other assets	609,623	505,401
Assets of discontinued operations	33,053	39,621
Separate account assets	24,605,526	22,331,391
Total assets	$52,818,605	$48,212,427

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2012 and 2011

(In Thousands, Except Share Amounts)

	December 31,
	2012	2011
		As adjusted
		See Note 1
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$23,480,618	$21,828,274
Policy and contract claims	321,375	310,455
Policyholders’ funds	374,821	382,816
Provision for policyholders’ dividends	63,102	64,710
Undistributed earnings on participating business	10,393	11,105
Total policy benefit liabilities	24,250,309	22,597,360

General liabilities:
Due to parent and affiliates	544,447	538,561
Commercial paper	97,987	97,536
Payable under securities lending agreements	142,022	7,099
Deferred income tax liabilities, net	288,995	154,464
Other liabilities	719,969	532,327
Liabilities of discontinued operations	33,053	39,616
Separate account liabilities	24,605,526	22,331,391
Total liabilities	50,682,308	46,298,354

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	771,041	768,247
Accumulated other comprehensive income	635,699	469,982
Retained earnings	722,525	668,812
Total stockholder’s equity	2,136,297	1,914,073
Total liabilities and stockholder’s equity	$52,818,605	$48,212,427

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	Year ended December 31,
	2012	2011	2010
		As adjusted	As adjusted
		See Note 1	See Note 1
Revenues:
Premium income, net of premiums ceded of $50,303, $40,720 and $41,474	$422,153	$523,216	$805,622
Fee income	535,823	486,795	447,954
Net investment income	1,191,551	1,158,486	1,174,744
Realized investment gains (losses), net:
Total other-than-temporary losses	(5,138)	(19,467)	(96,648)
Other-than-temporary (gains) losses transferred to other comprehensive income	(61)	10,005	16,747
Other realized investment gains, net	121,916	33,957	55,406
Total realized investment gains (losses), net	116,717	24,495	(24,495)
Total revenues	2,266,244	2,192,992	2,403,825
Benefits and expenses:
Life and other policy benefits, net of reinsurance recoveries of $46,492, $36,876 and $30,678	682,088	645,567	628,895
Increase (decrease) in future policy benefits	(66,697)	18,828	320,167
Interest paid or credited to contractholders	519,499	529,349	518,918
Provision for policyholders’ share of earnings on participating business	(580)	2,884	2,197
Dividends to policyholders	64,000	67,334	70,230
Total benefits	1,198,310	1,263,962	1,540,407
General insurance expenses	596,649	566,693	530,893
Amortization of deferred acquisition costs and value of business acquired	60,479	28,820	29,343
Interest expense	37,387	37,462	37,421
Total benefits and expenses, net	1,892,825	1,896,937	2,138,064
Income from continuing operations before income taxes	373,419	296,055	265,761
Income tax expense	135,305	93,818	68,627
Income from continuing operations	238,114	202,237	197,134
(Loss) from discontinued operations, net of income tax (expense) benefit of $ - , $ - and $900	—	—	(1,600)
Net income	$238,114	$202,237	$195,534

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	Year ended December 31,
	2012	2011	2010
		As adjusted	As adjusted
		See Note 1	See Note 1

Net Income	$238,114	$202,237	$195,534
Components of other comprehensive income
Unrealized holding gains arising on available-for-sale fixed maturity investments (1)	534,028	511,663	724,296
Net change during the period related to cash flow hedges	(18,881)	21,014	17,293
Reclassification adjustment for (gains) losses realized in net income	(107,713)	(74,165)	23,198
Net unrealized gains related to investments	407,434	458,512	764,787
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(83,835)	(100,216)	(129,715)
Employee benefit plan adjustment	(68,650)	(49,566)	(5,142)
Other, net	(152,485)	(149,782)	(134,857)
Other comprehensive income before income taxes	254,949	308,730	629,930
Income tax expense related to items of other comprehensive income	89,232	108,056	220,476
Other comprehensive income	165,717	200,674	409,454
Total comprehensive income	$403,831	$402,911	$604,988

(1) Other comprehensive income includes the non-credit component of impaired losses on fixed maturities available-for-sale in the amounts of $26,583, $13,590 and $6,346 for the years ended December 31, 2012, 2011 and 2010, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2012, 2011 and 2010

(In Thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2010 (1)	$7,032	$761,330	$(140,146)	$638,311	$1,266,527
Net income (1)				195,534	195,534
Other comprehensive income (loss), net of income taxes (1)			409,454		409,454
Dividends				(160,917)	(160,917)
Capital contribution - stock-based compensation		1,855			1,855
Income tax benefit on stock-based compensation		1,459			1,459
Balances, December 31, 2010 (1)	7,032	764,644	269,308	672,928	1,713,912
Net income (1)				202,237	202,237
Other comprehensive income (loss), net of income taxes (1)			200,674		200,674
Dividends				(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786			1,786
Income tax benefit on stock-based compensation		1,817			1,817
Balances, December 31, 2011 (1)	7,032	768,247	469,982	668,812	1,914,073
Net income				238,114	238,114
Other comprehensive income (loss), net of income taxes			165,717		165,717
Dividends				(184,401)	(184,401)
Capital contribution - stock-based compensation		2,314			2,314
Income tax benefit on stock-based compensation		480			480
Balances, December 31, 2012	$7,032	$771,041	$635,699	$722,525	$2,136,297

(1)  As adjusted; See Note 1

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In Thousands)

	Year ended December 31,
	2012	2011	2010
		As adjusted	As adjusted
		See Note 1	See Note 1
Cash flows from operating activities:
Net income	$238,114	$202,237	$195,534
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings allocated to participating policyholders	(580)	2,884	2,197
Amortization of premiums (accretion of discounts) on investments, net	(28,495)	(41,220)	(44,096)
Net realized (gains) losses on investments	(126,938)	(62,088)	26,665
Net proceeds (purchases) of trading securities	(220,646)	3,597	901
Interest credited to contractholders	515,356	525,347	514,002
Depreciation and amortization	82,595	48,094	44,540
Deferral of acquisition costs	(94,826)	(57,108)	(47,513)
Deferred income taxes	45,371	23,617	33,636
Other, net	(2,681)	(4,037)	(9,834)
Changes in assets and liabilities:
Policy benefit liabilities	(192,755)	(148,298)	135,731
Reinsurance receivable	(15,893)	1,131	4,594
Investment income due and accrued	(8,654)	(8,769)	(13,896)
Other assets	(98,042)	(8,176)	9,256
Other liabilities	31,380	45,515	(112,002)
Net cash provided by operating activities	123,306	522,726	739,715

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	8,432,248	5,373,914	4,515,507
Mortgage loans on real estate	172,950	96,848	158,246
Limited partnership interests, other corporation interests and other investments	52,151	58,872	90,235
Purchases of investments:
Fixed maturities, available-for-sale	(9,407,969)	(6,405,522)	(5,355,943)
Mortgage loans on real estate	(524,396)	(899,234)	(331,843)
Limited partnership interests, other corporation interests and other investments	(5,577)	(7,874)	(19,528)
Net change in short-term investments	81,058	1,576,779	(919,023)
Net change in repurchase agreements	—	(936,762)	445,424
Policy loans, net	4,983	(41,408)	24,257
Purchases of furniture, equipment and software	(23,525)	(19,990)	—
Net cash used in investing activities	(1,218,077)	(1,204,377)	(1,392,668)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In Thousands)

	Year ended December 31,
	2012	2011	2010
		As adjusted	As adjusted
		See Note 1	See Note 1
Cash flows from financing activities:
Contract deposits	$2,881,112	$2,544,213	$2,234,984
Contract withdrawals	(1,636,066)	(1,716,544)	(1,570,767)
Change in due to/from parent and affiliates	37,598	87,743	(16,274)
Dividends paid	(184,401)	(206,353)	(160,917)
Net commercial paper borrowings	451	5,855	(5,932)
Change in book overdrafts	(609)	(31,963)	3,898
Income tax benefit of stock option exercises	480	1,817	1,459
Net cash provided by financing activities	1,098,565	684,768	486,451

Net increase (decrease) in cash	3,794	3,117	(166,502)
Cash, beginning of year	7,593	4,476	170,978
Cash, end of year	$11,387	$7,593	$4,476

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$(102,213)	$(121,436)	$33
Income tax payments withheld and remitted to taxing authorities	48,932	53,630	56,664
Interest	37,387	37,463	37,421

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$2,314	$1,786	$1,855
Fair value of assets acquired in settlement of fixed maturity investments	1,125	13,021	—
Real estate acquired in satisfaction of debt	—	2,140	—

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

1.  Organization and Significant Accounting Policies

Organization

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a holding company formed in 1998.  GWL&A Financial is a direct wholly-owned subsidiary of Great-West Lifeco U.S. Inc. (“Lifeco U.S.”) and an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (“Lifeco”), a Canadian holding Company.  The Company offers a wide range of life insurance, retirement and investment products to individuals, businesses and other private and public organizations throughout the United States.  The Company is an insurance company domiciled in the State of Colorado and is subject to regulation by the Colorado Division of Insurance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, valuation of policy benefit liabilities, valuation of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), employee benefits plans and income taxes and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

During the year ended December 31, 2012, the Company had an $18,240 decrease in the general mortgage provision allowance as a result of revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Retrospective adoption of accounting pronouncement

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 Financial Services - Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - a Consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-26”).  ASU No. 2010-26 provided guidance and modified the definition of the types and nature of costs incurred by insurance enterprises that can be capitalized in connection with the successful acquisition of new or renewal insurance contracts.  Further, ASU No. 2010-26 clarified which costs may not be capitalized as DAC.  Such costs include incremental costs related to unsuccessful attempts to acquire new or renewal insurance contracts in addition to certain administrative costs.  ASU No. 2010-26 was effective for interim and annual periods in fiscal years beginning after December 15, 2011.  The Company adopted ASU No. 2010-26 for its fiscal year beginning January 1, 2012, and applied the retrospective method of adoption to year-end 2004.  Any adjustment prior to 2004 was impracticable.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following is a summary of the effects of the adoption of ASU No. 2010-26 on the Company’s condensed consolidated financial statements:

	As previously	Retrospective
	reported	adoption	As adjusted
Consolidated Balance Sheets
December 31, 2011
Deferred acquisition costs and value of business acquired	$343,449	$(123,616)	$219,833
Deferred income tax liabilities, net	197,729	(43,265)	154,464
Accumulated other comprehensive income	445,372	24,610	469,982
Retained earnings	773,773	(104,961)	668,812

Consolidated Statements of Income
December 31, 2011
General insurance expenses	535,636	31,057	566,693
Amortization of deferred acquistion costs and value of business acquired	41,634	(12,814)	28,820
Income tax expense	100,203	(6,385)	93,818
Net income	214,095	(11,858)	202,237

December 31, 2010
General insurance expenses	498,386	32,507	530,893
Amortization of deferred acquistion costs and value of business acquired	50,741	(21,398)	29,343
Income tax expense	72,515	(3,888)	68,627
Net income	202,755	(7,221)	195,534

Consolidated Statements of Comprehensive Income
December 31, 2011
Net income	214,095	(11,858)	202,237
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	(96,860)	(3,356)	(100,216)
Income tax expense related to items of other comprehensive income	109,230	(1,174)	108,056

December 31, 2010
Net income	202,755	(7,221)	195,534
Future policy benefits, deferred acquistion costs and value of business acquired adjustments	(182,357)	52,642	(129,715)
Income tax expense related to items of other comprehensive income	202,051	18,425	220,476

Consolidated Statements of Stockholder’s Equity
Balances, January 1, 2010, Accumulated other comprehensive income (loss)	(132,721)	(7,425)	(140,146)
Balances, January 1, 2010, Retained earnings	724,193	(85,882)	638,311
Net income, 2010	202,755	(7,221)	195,534
Other comprehensive income (loss), net of income taxes, 2010	375,237	34,217	409,454
Net income, 2011	214,095	(11,858)	202,237
Other comprehensive income (loss), net of income taxes, 2011	202,856	(2,182)	200,674

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

	As previously	Retrospective
	reported	adoption	As adjusted
Consolidated Statements of Cash Flows
December 31, 2011
Net income	214,095	(11,858)	202,237
Depreciation and amortization	60,908	(12,814)	48,094
Deferral of acquisition costs	(88,165)	31,057	(57,108)
Deferred income taxes	30,002	(6,385)	23,617

December 31, 2010
Net income	202,755	(7,221)	195,534
Depreciation and amortization	65,938	(21,398)	44,540
Deferral of acquisition costs	(80,020)	32,507	(47,513)
Deferred income taxes	37,524	(3,888)	33,636

Summary of Significant Accounting Policies

Investments

Investments are reported as follows:

1.              The Company classifies the majority of its fixed maturity investments as available-for-sale.  Included in fixed maturities are perpetual debt investments which primarily consist of junior subordinated debt instruments that have no stated maturity date but pay fixed or floating interest in perpetuity.  All available-for-sale fixed maturity investments are recorded at fair value with the related net unrealized gain or loss, net of policyholder related amounts and deferred taxes, recorded in accumulated other comprehensive income (loss) (“AOCI”).  The Company recognizes the acquisition of its public fixed maturity investments on a trade date basis.  Net unrealized gains and losses related to participating contract policies that cannot be distributed are recorded as undistributed earnings on participating business.

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

2.              Mortgage loans on real estate consist of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts and mortgage provision allowances.  Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status.  Premiums and discounts are amortized to net investment income using the scientific interest method.  Prepayment penalty fees are recognized in other realized investment gains upon receipt.

The Company actively manages its mortgage loan portfolio by completing ongoing comprehensive analysis of factors such as debt service coverage ratios, loan-to-value ratios, payment status, default or legal status, annual collateral property evaluations and general market conditions.  On a quarterly basis, the Company reviews the above primary credit quality indicators in its internal risk assessment of loan impairment and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

credit loss.  Management’s risk assessment process is subjective and includes the categorization of all loans, based on the above mentioned credit quality indicators, into one of the following categories:

•                  Performing - generally indicates the loan has standard market risk and is within its original underwriting guidelines.

•                  Non-performing - generally indicates there is a potential for loss due to the deterioration of financial/monetary default indicators or potential foreclosure.  Due to the potential for loss, these loans are disclosed as impaired.

The Company’s mortgage provision allowance is reviewed quarterly.  The determination of the calculation and the adequacy of the mortgage provision allowance and mortgage impairments involve judgments that incorporate qualitative and quantitative Company and industry mortgage performance data.  Management’s periodic evaluation and assessment of the adequacy of the mortgage provision allowance and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the fair value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors.  Loans included in the non-performing category and other loans with certain substandard credit quality indicators are individually reviewed to determine if a specific impairment is required.  Risk is mitigated through first position collateralization, guarantees, loan covenants and borrower reporting requirements.  Since the Company does not originate or hold uncollateralized mortgages, loans are generally not deemed fully uncollectable.  Generally, unrecoverable amounts are written off during the final stage of the foreclosure process.

Loan balances are considered past due when payment has not been received based on contractually agreed upon terms.  For loan balances greater than 90 days past due or in the process of foreclosure, all accrual of interest is discontinued.  The Company resumes interest accrual on loans when a loan returns to current status.  Interest accrual may also resume under new terms when loans are restructured or modified.

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The Company performs ongoing qualitative analyses of its involvement with VIEs to determine if consolidation is required.

4.              Policy loans are carried at their unpaid balances.

5.              Short-term investments include securities purchased with initial maturities of one year or less and are generally carried at fair value which is approximated from amortized cost.  The Company classifies its short-term investments as available-for-sale.

6.              The Company enters into dollar repurchase agreements with third party broker-dealers.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancements on its investment portfolio.  The dollar repurchase trading strategy involves the sale of securities with a simultaneous agreement to repurchase similar securities at a future date at an agreed-upon price.  Assets to be repurchased are the same, or substantially the same, as the assets transferred and are accounted for as secured borrowings.  Proceeds of the sale are reinvested in other securities and may enhance the current yield and total return.  The difference between the sales price and the future repurchase price is recorded as an adjustment to net investment income.  In connection with repurchase agreements transactions, it is the Company’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest, at all times.  During the period between the sale and repurchase, the Company will not be entitled to receive interest and principal payments on the securities sold.  Losses may arise from changes in the value of the securities or if the counterparty enters bankruptcy proceedings or becomes insolvent.  In such cases, the Company’s right to repurchase the security may be restricted.  Amounts owed to brokers under these arrangements are included in repurchase agreements.

7.              The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancements on its investment portfolio.  The borrower can return and the Company can request the loaned securities at any time.  The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term.  Securities lending transactions are accounted for as secured borrowings.  The securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  Such collateral is used to replace the securities loaned in event of default by the borrower.  Acceptable collateral is generally defined as government securities, letters of credit and/or cash collateral.  Some cash collateral may be invested in short-term repurchase agreements which are also collateralized by U.S. Government or U.S. Government Agency securities.

8.              The Company’s other-than-temporary impairments (“OTTI”) accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary.  The assessment of whether an OTTI has occurred on fixed maturity investments where management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.

Considerations used by the Company in the impairment evaluation process include, but are not limited to, the following:

•                  The extent to which estimated fair value is below cost;

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

If either (a) management has the intent to sell a fixed maturity investment or (b) it is more likely than not the Company will be required to sell a fixed maturity investment before its anticipated recovery, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security.  If management does not intend to sell the security and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected (discounted at the effective interest rate implicit in the fixed maturity investment prior to impairment) is less than the amortized cost basis of the fixed maturity investment (referred to as the credit loss portion), an OTTI is considered to have occurred.  In this instance, total OTTI is bifurcated into two components: the amount related to the credit loss, which is recognized in current period earnings; and the amount attributed to other factors (referred to as the non-credit portion), which is recognized as a separate component in AOCI.  The expected cash flows utilized during the impairment evaluation process are determined using judgment and the best information available to the Company including default rates, credit ratings, collateral characteristics and current levels of subordination.  After the recognition of an OTTI, a fixed maturity investment is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  The difference between the new amortized cost basis and the future cash flows is accreted into net investment income.  The Company continues to estimate the present value of cash flows expected to be collected over the life of the security.

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

•                  Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities are obtained from pricing services.  The inputs used by the pricing services are reviewed at least quarterly or when the pricing vendor issues updates to its pricing methodology.  For fixed maturity securities and separate account assets and liabilities, inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

                        markets, benchmark securities, bids, evaluated bids, offers and reference data including market research publications.  Additional inputs utilized for assets and liabilities classified as Level 2 are:

•                  Asset-backed, residential mortgage-backed, commercial mortgage-backed securities and collateralized debt obligations - new issue data, monthly payment information, collateral performance and third party real estate analysis.

•                  U.S. states and their subdivisions - material event notices.

•                  Short-term investments - valued based on amortized cost.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Internal pricing models may be used to value certain Level 3 securities.  These models have been created by the Company based on specific characteristics of the portfolio, such as the high level of illiquidity, the low level of market making and trading activity and the collateralized nature of certain securities.  These models are recalibrated monthly by adjusting the inputs based on current public security market conditions and how those conditions apply to the Company’s portfolio.  Internal model input assumptions may include: prepayment speeds, constant default rates and the Asset Backed Securities Index (“ABX Index”) spread adjusted by an internally calculated liquidity premium.  The primary inputs into the internal pricing models are the constant default rate and the internally adjusted ABX Index spread.  Additionally, a monthly comparison of the internally developed model prices to pricing vendor evaluations is performed and analyzed.  The Company determined the use of internal models was more accurate for certain securities categorized as Level 3 primarily due to the internally adjusted ABX Index spread being a better indication of fair value than spread assumptions used by external pricing models in illiquid markets.  The internally adjusted ABX Index spread captures exposure to similar cash flows as the Company’s portfolio in a liquid and actively traded market and includes additional spread assumptions for potential illiquidity of the underlying collateral.

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

Derivative financial instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, cross-currency swaps, U.S. government treasury futures contracts, Eurodollar futures contracts, futures on equity indices and interest rate swap futures.  The Company uses these derivative instruments to manage various risks, including interest rate and foreign currency exchange rate risk associated with its invested assets and liabilities.  Derivative instruments are not used for speculative reasons.

All derivatives, regardless of hedge accounting treatment, are recorded in other assets and other liabilities at fair value.  Accounting for the ongoing changes in the fair value of a derivative depends upon the intended use of the derivative and its designation as determined when the derivative contract is entered into.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in AOCI and are recognized in the consolidated income statements when the hedged item affects earnings.  If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income.  Changes in the fair value of derivatives not qualifying for hedge accounting and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.  Investment gains and losses generally result from the termination of derivative contracts prior to expiration.

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

Derivatives in a net asset position may have cash or securities pledged as collateral to the Company in accordance with the collateral support agreements with the counterparty. This collateral is held in a custodial account for the benefit of the Company.  Unrestricted cash collateral is included in other assets and the obligation to return it is included in other liabilities.  The cash collateral is reinvested in a government money market fund.  Cash collateral pledged by the Company is included in other assets.

Cash

Cash includes only amounts in demand deposit accounts.

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment.  These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment.  This delay in funding results in a temporary source of financing.  The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts are included in other liabilities in the accompanying consolidated balance sheets.

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage are capitalized and amortized using the straight-line method over its estimated useful life.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $48,280 and $33,021, are included in other assets at December 31, 2012 and 2011, respectively.  The Company capitalized $17,593, $16,676 and $9,816 of internal use software development costs during the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred acquisition costs and value of business acquired

The Company incurs costs in connection with the acquisition of new and renewal insurance business.  Costs that vary directly with and relate to the successful production of new business are deferred as DAC.  These costs consist primarily of commissions, costs associated with the Company’s sales representatives and policy issuance and underwriting expenses related to the production of successfully acquired new business or through the acquisition of insurance or annuity contracts.  A success factor is derived from actual contracts issued by the Company from requests for proposals or applications received.  VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.  The recoverability of such costs is dependent upon the future profitability of the related business.

DAC and VOBA associated with the annuity products and flexible premium universal life insurance products are being amortized over the life of the contracts in proportion to the emergence of gross profits.  Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits.  DAC and VOBA associated with traditional life insurance are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized.  DAC and VOBA, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

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

The Company’s separate accounts invest in shares of Great-West Funds, Inc. (“Great-West Funds”) (formerly known as Maxim Series Funds Inc.) and Putnam Funds, open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.

Life insurance and annuity future benefits

Life insurance and annuity future benefits with life contingencies in the amounts of $13,808,516 and $13,051,532 at December 31, 2012 and 2011, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses and retrospective experience rating premium refunds.  Annuity contract benefits without life contingencies in the amounts of $9,622,357 and $8,727,286 at December 31, 2012 and 2011, respectively, are established at the contractholder’s account value.

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

Years Ended December 31 2012, 2011 and 2010

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

Participating life and annuity policy benefit liabilities are $6,748,375 and $6,705,462 at December 31, 2012 and 2011, respectively.  Participating business comprises approximately 9% and 8% of the Company’s individual life insurance in-force at December 31, 2012 and 2011, respectively, and 20%, 19% and 13% of individual life insurance premium income for the years ended December 31, 2012, 2011 and 2010, respectively.  The policyholder’s share of net income on participating policies is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Recognition of premium and fee income and benefits and expenses

Life insurance premiums are recognized when due.  Annuity contract premiums with life contingencies are recognized as received.    Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance and contract administration and surrender fees that have been assessed against the contract account balance during the period and are recognized when earned.  Fees from assets under management, assets under administration, shareholder servicing, mortality and expense risk charges, administration and record-keeping services and investment advisory services are recognized when due.  Benefits and expenses on policies with life contingencies are associated with earned premiums so as to result in recognition of profits over the life of the contracts.   Premiums and policyholder benefits and expenses are presented net of reinsurance.

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

In 2011, the Company implemented a Performance Share Unit Plan (“PSU plan”) for senior executives of the Company.  Under the PSU plan, performance share units are granted to certain senior executives of the Company having a value equal to the participants’ deferred incentive compensation for the period.  The Company uses the fair value method to recognize the cost of share-based employee compensation under the PSU plan.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 provides for disclosure of significant transfers in and out of the fair value hierarchy Levels 1 and 2 and the reasons for these transfers.  In addition, ASU No. 2010-06 provides for separate disclosure about purchases, sales, issuances and settlements in the Level 3 hierarchy rollforward activity.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 31, 2009 except for the provisions relating to purchases, sales, issuances and settlements of Level 3 investments, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the disclosure provisions of ASU 2010-06 for its fiscal year beginning January 1, 2010 and adopted the Level 3 purchases, sales, issuances and settlements provisions for its fiscal year beginning January 1, 2011.  The provisions of ASU No. 2010-06 relate only to financial statement disclosures and, accordingly, did not have an impact on the Company’s consolidated financial position or the results of its operations.

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 clarifies and defines the criteria to be met in a debt modification in order to be considered a troubled debt restructuring.  It also clarifies whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructures.  ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted and is to be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted ASU No. 2011-02 for its fiscal period ended September 30, 2011.  The adoption of ASU No. 2011-02 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In April 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets transferred in a repurchase arrangement.  This requirement was one of the criteria under ASC topic 860 that entities used to determine whether a transferor maintained effective control.  Entities are still required to consider all the effective control criterion under ASC topic 860; however, the elimination of this requirement may lead to more conclusions that a repurchase agreement should be accounted for as a secured borrowing rather than a sale.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-03 for its fiscal year beginning January 1,

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

2012.  The adoption of ASU No. 2011-03 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 does not extend the use of the existing concepts or guidance regarding fair value.  It results in common fair value measurements and disclosures between accounting principles generally accepted in the United States and those of International Financial Reporting Standards.  ASU No. 2011-04 expands disclosure requirements for Level 3 inputs to include a quantitative description of the unobservable inputs used, a description of the valuation process used and a qualitative description about the sensitivity of the fair value measurements.  ASU No. 2011-04 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-04 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-04 relate only to financial statement disclosures regarding fair value and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 provides that, upon adoption, entities must present the components of net income, the components of comprehensive income and the total of comprehensive income for all periods presented.  The option of presenting the components of comprehensive income in the statement of changes of equity has been eliminated.  ASU No. 2011-05 is effective for interim or annual periods beginning on or after December 15, 2011.  The Company adopted ASU No. 2011-05 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-05 relate only to the presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No. 2011-05 was subsequently amended by ASU No. 2011-12.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”).  ASU No. 2011-08 provides that entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of recorded goodwill is less than its carrying value.  If an entity concludes that it is more likely than not that the fair value of recorded goodwill is less than its carrying value, it is then required to calculate the fair value of the recorded goodwill and to measure the amount of impairment loss, if any.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-08 for its fiscal year beginning January 1, 2012.  The adoption of ASU No. 2011-08 did not have an impact on the Company’s consolidated financial position or the results of its operations.

In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”).  ASU No. 2011-12 indefinitely defers the requirement in ASU No. 2011-05 for entities to present reclassification adjustments out of AOCI by component in both the statement in which net income is presented and statement in which other comprehensive income is presented, for both interim and annual periods.  ASU No. 2011-12 does not affect any other provisions of ASU No. 2011-05.  ASU No. 2011-12 is effective for fiscal years and interim periods within those years ending after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-12 for its fiscal year beginning January 1, 2012.  The provisions of ASU No. 2011-12 relate only to the indefinite deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s consolidated financial position or the results of its operations.  ASU No. 2011-12 was subsequently amended by ASU No. 2013-02.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Future adoption of new accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  ASU No. 2011-11 provides for entities to disclose information about financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement or similar arrangement.  ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and for interim periods within those annual periods.  The Company will adopt the provisions of ASU No. 2011-11 for its fiscal year beginning January 1, 2013.  The provisions of ASU No. 2011-11 relate only to financial statement disclosures regarding balance sheet offsetting and, accordingly, its adoption will not have an impact on the Company’s consolidated financial position or the results of its operations. ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The Company will adopt the provisions of ASU No. 2013-01 for its fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The effective date is the same as the effective date of ASU No. 2011-11.

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis.  ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12, for all entities. The Company will adopt the provisions of ASU No. 2013-02 for its fiscal year beginning January 1, 2013. The provisions of ASU No. 2013-02 relate only to financial statement presentation of other comprehensive income and, accordingly, its adoption will not have an impact on the Company’s consolidated financial position or the results of its operations.

3.  Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets at December 31, 2012 and 2011 are the following related party amounts:

	December 31,
	2012	2011
Reinsurance receivable	$533,446	$502,093
Future policy benefits	1,990,579	2,115,676

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Included in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 are the following related party amounts:

	Year ended December 31,
	2012	2011	2010
Premium income, net of related party premiums ceded of $18,112, $6,912, and $3,588	$96,439	$129,072	$131,037
Life and other policy benefits, net of reinsurance recoveries of $12,562 $6,426 and $4,906	99,321	106,790	122,830
Decrease in future policy benefits	(39,439)	(70,554)	(65,778)

The Company provides certain administrative and operational services and investment services for The Great-West Life Assurance Company (“GWL”) and The Canada Life Assurance Company (“CLAC”), wholly-owned subsidiaries of Lifeco.  Additionally, the Company receives payroll-related services from GWL.  The Company also provides investment services for London Reinsurance Group, an indirect subsidiary of GWL.  The following table presents revenue, expenses incurred and expense reimbursement from related parties for services provided pursuant to these service agreements for the years ended December 31, 2012, 2011 and 2010.  These amounts, in accordance with the terms of the various contracts, are based upon estimated costs incurred, including a profit charge, and resources expended based upon the number of policies, certificates in-force and/or administered assets.

	Year ended December 31,
	2012	2011	2010
Investment management and administrative revenue included in fee income and net investment income	$7,770	$7,492	$7,505
Administrative and underwriting expense reimbursements included as a reduction to general insurance expense	1,698	3,629	988
Administrative and underwriting expense included in general insurance expense	(2,610)	—	—
Total	$6,858	$11,121	$8,493

The following table summarizes amounts due from parent and affiliates at December 31, 2012 and 2011:

			December 31,
Related party	Indebtedness	Due date	2012	2011
GWL&A Financial Inc.	On account	On demand	$17,236	$6,976
Great-West Lifeco U.S. Inc.	On account	On demand	62,350	105,614
Great-West Lifeco Finance LP	On account	On demand	695	716
Great-West Lifeco Finance LP II	On account	On demand	619	524
Other related party receivables	On account	On demand	1,928	867
Total			$82,828	$114,697

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following table summarizes amounts due to parent and affiliates at December 31, 2012 and 2011:

			December 31,
Related party	Indebtedness	Due date	2012	2011
GWL&A Financial Inc. (1)	Surplus note	November 2034	$194,390	$194,362
GWL&A Financial Inc. (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2013	4,701	4,701
Great-West Life & Annuity Insurance Capital (Nova Scotia) Co. II	On account	On demand	—	140
London Life Financial Corporation	On account	On demand	1,735	1,715
The Great-West Life Assurance Company	On account	On demand	2,568	1,765
The Canada Life Assurance Company	On account	On demand	7,653	2,478
Total			$544,447	$538,561

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,390 and $194,362 at December 31, 2012 and 2011, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.  The note matures on November 14, 2034.

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

Interest expense attributable to these related party debt obligations was $37,059 for the year ended December 31, 2012, $37,163 for the year ended December 31, 2011 and $37,042 for the year ended December 31, 2010.  Included in other liabilities on the consolidated balance sheets at December 31, 2012 and 2011 is $4,701 of interest payable attributable to these related party debt obligations.

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,138,500 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At December 31, 2012 and 2011 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $486,514 and $450,820 of funds withheld assets as of December 31, 2012 and 2011, respectively.  CLAC pays the Company on, a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum.

A subsidiary of the Company, Great-West Capital Management, LLC, (formerly known as GW Capital Management LLC) serves as a Registered Investment Advisor to Great-West Funds, an affiliated open-end management investment company, to several affiliated insurance company separate accounts and to Great-

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

West Trust Company, LLC, (formerly known as Orchard Trust Company, LLC), an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  Included in fee income on the consolidated statements of income is $84,137, $69,172 and $59,320 of advisory, management and trustee fee income from these affiliated entities for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s separate accounts invest in shares of Great-West Funds and Putnam Funds which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2012, 2011 and 2010, these purchases totaled $131,593, $112,117 and $162,504, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $289,730 and $266,340 at December 31, 2012 and 2011, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

4.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI at December 31, 2012 and 2011:

	December 31, 2012
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,735,917	$101,568	$3,411	$2,834,074	$—
Obligations of U.S. states and their subdivisions	1,676,289	342,445	229	2,018,505	—
Corporate debt securities (2)	9,511,411	974,231	111,551	10,374,091	(2,293)
Asset-backed securities	1,795,122	120,471	54,454	1,861,139	(66,293)
Residential mortgage-backed securities	407,715	17,900	30	425,585	(240)
Commercial mortgage-backed securities	616,011	48,247	1,303	662,955	—
Collateralized debt obligations	13,751	14	1,770	11,995	—
Total fixed maturities	$16,756,216	$1,604,876	$172,748	$18,188,344	$(68,826)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that had previous non-credit impairment. The non-credit loss component of OTTI (gain) loss was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2) Includes perpetual debt investments with amortized cost of $226,069 and estimated fair value of $153,100 at December 31, 2012.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at December 31, 2012, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized cost	Estimated fair value
Maturing in one year or less	$672,982	$711,671
Maturing after one year through five years	3,074,443	3,374,411
Maturing after five years through ten years	3,685,547	4,192,495
Maturing after ten years	3,895,658	4,271,934
Mortgage-backed and asset-backed securities	5,427,586	5,637,833
	$16,756,216	$18,188,344

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Proceeds from sales	$6,821,092	$3,958,589	$3,222,700
Gross realized gains from sales	113,984	104,893	62,702
Gross realized losses from sales	4,371	23,138	26

The increase in proceeds from sales during the year ended December 31, 2012 was primarily due to sales of government agency securities to enter into dollar repurchase transactions.  Gross realized gains and losses

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

from sales during the year were primarily attributable to changes in interest rates and gains and losses on repurchase agreement transactions.

The Company had no fixed maturity securities that had been non-income producing for the twelve months preceding December 31, 2012. The Company had a corporate fixed maturity security with a fair value of $9,949 that had been non-income producing for the twelve months preceding December 31, 2011.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Principal	$2,866,411	$2,510,949
Unamortized premium (discount)	18,237	23,268
Mortgage provision allowance	(2,890)	(21,130)
Total mortgage loans	$2,881,758	$2,513,087

The average recorded investment of impaired mortgage loans was $1,034, $5,822 and $5,101 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Performing	$2,884,648	$2,532,150
Non-performing	—	2,067
Total	$2,884,648	$2,534,217

The following table summarizes activity in the mortgage provision allowance for the years ended December 31, 2012, 2011 and 2010:

	Year ended December, 31
	2012	2011	2010
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$21,130	$16,300	$14,854
Provision increases	1,067	4,830	1,446
Charge-off	(992)	—	—
Recovery	(75)	—	—
Provision decreases	(18,240)	—	—
Ending balance	$2,890	$21,130	$16,300

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$21,130	$16,300

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,884,648	$2,534,217	$1,738,722
Individually evaluated for impairment	14,970	18,493	27,250
Collectively evaluated for impairment	2,869,678	2,515,724	1,711,472

Limited partnership and other corporation interests - At December 31, 2012 and 2011, the Company had $124,814 and $169,233, respectively, invested in limited partnership and other corporation interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The Company has determined each investment in low-income housing limited partnerships (“LIHLP”) to be considered a VIE.  Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $71,370 and $111,631 at December 31, 2012 and 2011, respectively.

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $15,791 and $16,631 at December 31, 2012 and 2011, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $138,654 and $7,266 and estimated fair values of $138,297 and $6,823 were on loan under the program at December 31, 2012 and 2011, respectively.  The Company received restricted cash collateral of $142,022 and $7,099 at December 31, 2012 and 2011, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at December 31, 2012 and 2011:

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$538,612	$3,270	$7,252	$141	$545,864	$3,411
Obligations of U.S. states and their subdivisions	25,679	229	—	—	25,679	229
Corporate debt securities	527,280	12,287	291,611	99,264	818,891	111,551
Asset-backed securities	30,810	97	647,715	54,357	678,525	54,454
Residential mortgage-backed securities	9,834	8	1,210	22	11,044	30
Commercial mortgage-backed securities	34,727	169	35,960	1,134	70,687	1,303
Collateralized debt obligations	—	—	11,963	1,770	11,963	1,770
Total fixed maturities	$1,166,942	$16,060	$995,711	$156,688	$2,162,653	$172,748

Total number of securities in an unrealized loss position		85		133		218

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

	December 31, 2011
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

Fixed maturity investments - Total unrealized losses and OTTI decreased by $121,454, or 41%, from December 31, 2011 to December 31, 2012.  This decrease in unrealized losses was across most asset classes and reflects continued recovery in market liquidity and lower interest rates, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities decreased by $42,708 from December 31, 2011 to December 31, 2012.  The valuation of these securities has been influenced by market conditions with increased liquidity and lower interest rates in the finance sector resulting in generally higher valuations of these fixed income securities.  The finance sector accounts for 91% of the corporate debt securities’ unrealized loss at December 31, 2012.

Corporate debt securities account for 63% of the unrealized losses and OTTI greater than twelve months.  Of the $99,264 of unrealized losses and OTTI over twelve months on corporate debt securities, 55% are on securities which continue to be rated investment grade.  Of the $44,669 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, 98% of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 35% of the unrealized losses and OTTI greater than twelve months.  Of    the $54,357 of unrealized losses and OTTI over twelve months on asset-backed securities, 63% of the losses are on securities which continue to be rated investment grade.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 6 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Other-than-temporary impairment recognition - The Company recorded OTTI on fixed maturity investments for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year ended December 31, 2012
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Corporate debt securities	$254	$—	$—	$254
Asset-backed securities	4,429	—	(61)	4,368
Total fixed maturities	$4,683	$—	$(61)	$4,622

(1) All of the $4,429 in credit related OTTI is bifurcated credit loss recognized on two asset-backed fixed maturities.

(2) Amounts are recognized in OCI in the period incurred.

	Year ended December 31, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Corporate debt securities	$501	$—	$—	$501
Asset-backed securities	6,264	—	10,005	16,269
Total fixed maturities	$6,765	$—	$10,005	$16,770

(1) All of the $6,264 in credit related OTTI is bifurcated credit loss recognized on one asset-backed fixed maturities.

(2) Amounts are recognized in OCI in the period incurred.

	Year ended December 31, 2010
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
U.S. government direct obligations and U.S. agencies	$750	$10,035	$—	$10,785
Corporate debt securities	—	1,529	—	1,529
Asset-backed securities	64,896	—	16,242	81,138
Residential mortgage-backed securities	1,390	—	505	1,895
Collateralized debt obligations	34	—	—	34
Total fixed maturities	$67,070	$11,564	$16,747	$95,381

(1) Of the credit-related OTTI on asset-backed securities, $53,327 and $8,558 were related to Ambac Financial Group, Inc. and Financial Guaranty Insurance Company, respectively.  Of the $67,070 in total fixed maturities, $66,286 is the bifurcated credit loss recognized on securities.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The OTTI of fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year ended December 31,
	2012	2011	2010
Bifurcated credit loss:
Beginning balance	$186,999	$181,611	$115,325
Additions:
Initial impairments - credit loss on securities not previously impaired	4,429	6,264	66,286
Reductions:
Due to sales, maturities, or payoffs during the period	(23,640)	(876)	—
Ending balance	$167,788	$186,999	$181,611

Net Investment Income

The following table summarizes net investment income for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Investment income:
Fixed maturity and short-term investments	$808,215	$821,582	$823,828
Mortgage loans on real estate	138,411	117,796	96,711
Policy loans	213,300	218,663	234,944
Limited partnership interests	7,566	6,915	5,767
Net interest on funds withheld balances under reinsurance agreements, related party	19,382	18,376	17,130
Derivative instruments (1)	16,008	(11,613)	7,182
Other	5,222	3,113	5,079
	1,208,104	1,174,832	1,190,641
Investment expenses	(16,553)	(16,346)	(15,897)
Net investment income	$1,191,551	$1,158,486	$1,174,744

(1) Includes gains (losses) on the hedged asset for fair value hedges.

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses) for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Realized investment gains (losses):
Fixed maturity and short-term investments	$105,675	$78,637	$(15,793)
Derivative instruments	(10,221)	(47,264)	(17,076)
Other	4,015	(2,048)	9,820
Provision for mortgage impairments, net of recoveries	17,248	(4,830)	(1,446)
Realized investment gains (losses)	$116,717	$24,495	$(24,495)

Included in net investment income and realized investment gains (losses) are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of investments that are segmented for the benefit of the participating fund account.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

5.             Derivative Financial Instruments

Derivative transactions are primarily entered into pursuant to master agreements and other contracts that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $55,875 and zero as of December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had pledged $54,400 and zero of unrestricted cash collateral to counterparties in the normal course of business, while other counterparties had pledged zero and $11,985 of unrestricted cash collateral to the Company to satisfy collateral netting agreements, respectively.

Cash flow hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Cross-currency swaps are used to manage the foreign currency exchange rate risk associated with investments denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The Company’s derivatives treated as cash flow hedges are eligible for hedge accounting.

At December 31, 2012, the Company estimated that $7,916 of net derivative gains included in AOCI will be reclassified into net income within the next twelve months.

Fair value hedges - Interest rate swap agreements are used to convert the interest rate on certain debt securities from a fixed rate to a floating rate to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.  Interest rate futures are used to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables summarize derivative financial instruments at December 31, 2012 and 2011:

	December 31, 2012
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$26,113	$26,113	$—
Cross-currency swaps	424,248	(81,109)	4,643	85,752
Total cash flow hedges	608,448	(54,996)	30,756	85,752

Fair value hedges:
Interest rate swaps	183,776	(1,391)	258	1,649
Total fair value hedges	183,776	(1,391)	258	1,649

Total derivatives designated as hedges	792,224	(56,387)	31,014	87,401

Derivatives not designated as hedges:
Interest rate swaps	29,264	305	1,062	757
Futures on equity indices	3,133	—	—	—
Interest rate futures	80,550	—	—	—
Interest rate swaptions	688,674	342	342	—

Total derivatives not designated as hedges	801,621	647	1,404	757

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,593,845	$(55,740)	$32,418	$88,158

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received.

The Company had 75 and 143 swap transactions with an average notional amount of $8,685 and $16,361 during the years ended December 31, 2012 and 2011, respectively.  During the years ended December 31, 2012 and 2011, the Company had 23 and one cross-currency swap transaction(s) with an average notional amount of $12,710 and $39,030, respectively.  The Company had 931 and 1,678 futures transactions with an average number of contracts per transaction of 11 and 18 during the years ended December 31, 2012 and 2011, respectively.  The Company had 46 and 44 swaption transactions with an average notional amount of $5,528 and $5,986 during the years ended December 31, 2012 and 2011, respectively.

Significant changes in the derivative notional amount during the year ended December 31, 2012 were primarily due to the following:

•                  The net decrease of $394,808 in interest rate swaps, interest rate swaptions and futures was primarily due to a change in the Company’s interest rate risk hedging strategy.

•                  The increase of $355,218 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of $12,567, ($15,428) and $1,366 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($10,221), ($38,794) and ($17,076) for the years ended December 31, 2012, 2011 and 2010, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables present the effect of derivative instruments in the consolidated statement of income for the years ended December 31, 2012, 2011 and 2010 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized in OCI on derivatives (Effective portion)			Gain (loss) reclassified from OCI into net income (Effective portion)				Gain (loss) recognized in net income on derivatives (Ineffective portion and amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,				Year ended December 31,
	2012	2011	2010	2012	2011	2010		2012	2011	2010
Cash flow hedges:
Interest rate swaps	$5,220	$21,322	$13,896	$2,856	$2,820	$1,582	(A)	$—	$9	$—	(A)
Cross-currency swaps	(24,101)	1,123	3,065	—	—	—		—	—
Interest rate futures	—	—	—	63	43	110	(A)	—	(92)	92	(A)
Interest rate futures	—	(1,431)	332	—	—	—		—	6	545	(B)
Total cash flow hedges	$(18,881)	$21,014	$17,293	$2,919	$2,863	$1,691		$—	$(77)	$637

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income				Gain (loss) on hedged assets recognized in net income
	Year ended December 31,				Year ended December 31,
	2012	2011	2010		2012	2011	2010
Fair value hedges:
Interest rate swaps	$(380)	$(1,011)	$—	(A)	$—	$—	$—
Interest rate futures	—	(285)	(1,027	)(A)	—	—	—
Interest rate futures	—	(8,311)	(1,088	)(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		380	1,011	—	(A)
Items hedged in interest rate futures	—	—	—		—	(2,002)	3,632	(A)
Items hedged in interest rate futures	—	—	—		—	8,470	—	(B)
Total fair value hedges (1)	$(380)	$(9,607)	$(2,115)		$380	$7,479	$3,632

(1) Hedge ineffectiveness of zero, ($2,128) and $1,517 was recognized during the years ended December 31, 2012, 2011 and 2010, respectively.

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Year ended December 31,
	2012		2011		2010
Derivatives not designated as hedging instruments:
Futures on equity indices	2	(A)	(32	)(A)	(9	)(A)
Futures on equity indices	(774	)(B)	373	(B)	(363	)(B)
Interest rate swaps	8,620	(A)	(12,351	)(A)	4,036	(A)
Interest rate swaps	(4,979	)(B)	(38,377	)(B)	(4,476	)(B)
Interest rate futures	164	(A)	260	(A)	(3,600	)(A)
Interest rate futures	(2,641	)(B)	(251	)(B)	(11,640	)(B)
Interest rate swaptions	862	(A)	(3,798	)(A)	(3,450	)(A)
Interest rate swaptions	(1,827	)(B)	(704	)(B)	(54	)(B)

Total derivatives not designated as hedging instruments	$(573)		$(54,880)		$(19,556)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

6.             Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of December 31, 2012 and 2011:

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,834,074	$—	$2,834,074
Obligations of U.S. states and their subdivisions	—	2,018,505	—	2,018,505
Corporate debt securities	—	10,372,269	1,822	10,374,091
Asset-backed securities	—	1,595,601	265,538	1,861,139
Residential mortgage-backed securities	—	425,585	—	425,585
Commercial mortgage-backed securities	—	662,955	—	662,955
Collateralized debt obligations	—	11,963	32	11,995
Total fixed maturities available- for-sale	—	17,920,952	267,392	18,188,344
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	263,634	—	263,634
Corporate debt securities	—	61,336	—	61,336
Asset-backed securities	—	42,630	—	42,630
Total fixed maturities held for trading	—	367,600	—	367,600
Short-term investments available-for-sale	19,459	246,873	—	266,332
Collateral under securities lending agreements	142,022	—	—	142,022
Collateral under derivative counterparty collateral agreements	54,400	—	—	54,400
Derivative instruments designated as hedges:
Interest rate swaps	—	26,371	—	26,371
Cross-currency swaps	—	4,643	—	4,643
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,062	—	1,062
Interest rate swaptions	—	342	—	342
Total derivative instruments	—	32,418	—	32,418
Separate account assets	12,171,024	12,434,502	—	24,605,526
Total assets	$12,386,905	$31,002,345	$267,392	$43,656,642

Liabilities
Payable under securities lending agreements	$142,022	$—	$—	$142,022
Derivative instruments designated as hedges:
Interest rate swaps	—	1,649	—	1,649
Cross-currency swaps	—	85,752	—	85,752
Derivative instruments not designated as hedges:
Interest rate swaps	—	757	—	757
Total derivative instruments	—	88,158	—	88,158
Separate account liabilities (1)	14	352,653	—	352,667
Total liabilities	$142,036	$440,811	$—	$582,847

(1)   Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The methods and assumptions used to estimate the fair value of the Company’s financial assets and liabilities carried at fair value on a recurring basis are as follows:

Fixed maturity investments

The fair values for fixed maturity investments are based upon market prices from independent pricing services.  In cases where market prices are not readily available, such as for private fixed maturity investments, fair values are estimated by the Company.  To determine estimated fair value for these instruments, the Company generally utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.  Fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.

Short-term investments and securities lending agreements

The amortized cost of short-term investments, collateral under securities lending agreements and payable under securities lending agreements is a reasonable estimate of fair value due to their short-term nature and high credit quality of the issuer.

Derivative counterparty collateral agreements

Included in other assets and other liabilities is cash collateral received from derivative counterparties and the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral is a reasonable estimate of fair value.

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments.  The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps and interest rate swaptions which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities Year ended December 31, 2012
	Fixed maturities available-for-sale
	Corporate debt securities	Asset-backed securities	Collateralized debt obligations	Separate accounts	Total
Balance, January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(66)	—	—	(3,692)	(3,758)
Other comprehensive income (loss)	102	33,346	11	3,604	37,063
Sales	(1,598)	—	—	(1,997)	(3,595)
Settlements	(874)	(41,809)	(1)	(33)	(42,717)
Transfers out of Level 3 (1)	(32,238)	(5,020)	—	—	(37,258)
Balance, December 31, 2012	$1,822	$265,538	$32	$—	$267,392
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2012	$—	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities Year ended December 31, 2011
	Fixed maturities available-for-sale
	Corporate debt securities	Asset-backed securities	Collateralized debt obligations	Separate accounts	Total
Balance, January 1, 2011	$58,692	$290,488	$14	$4,278	$353,472
Realized and unrealized gains (losses) included in:
Net income	3,961	(192)	—	37	3,806
Other comprehensive income (loss)	779	20,031	8	260	21,078
Sales	(14,430)	—	—	(1,847)	(16,277)
Settlements	(17,460)	(31,306)	—	(158)	(48,924)
Transfers into Level 3 (1)	7,333	—	—	1,400	8,733
Transfers out of Level 3 (1)	(2,379)	—	—	(1,852)	(4,231)
Balance, December 31, 2011	$36,496	$279,021	$22	$2,118	$317,657
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2011	$—	$—	$—	$—	$—

(1)  Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

	Recurring Level 3 financial assets and liabilities Year ended December 31, 2010
	Fixed maturities available-for-sale
	Corporate debt securities	Asset-backed securities	Commercial mortgage-backed securities	Collateralized debt obligations	Derivative instruments	Separate accounts	Total
Balance, January 1, 2010	$188,936	$392,365	$58,270	$1,729	$(3,317)	$9,960	$647,943
Realized and unrealized gains (losses) included in:
Net income	475	(49,393)	—	(34)	—	—	(48,952)
Other comprehensive income (loss)	5,630	70,026	—	161	—	622	76,439
Purchases, issuances and settlements	(30,084)	(98,807)	—	(1,842)	—	(1,700)	(132,433)
Transfers in (out) of Level 3 (1)	(106,265)	(23,703)	(58,270)	—	3,317	(4,604)	(189,525)
Balance, December 31, 2010	$58,692	$290,488	$—	$14	$—	$4,278	$353,472
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2010	$—	$—	$—	$—	$—	$—	$—

(1)  Transfers into Level 3 are due primarily to decreased observability of inputs in valuation methodologies.  Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$265,470	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	655

(1)  Includes home improvement loans only.

(2)  Includes an internally calculated liquidity premium adjustment of 217.

After adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 384 to 918 basis points.  The constant default rate assumption ranged from 1.2 to 7.9.

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

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above.  The Company held $2,903 and $19,745 of adjusted cost basis limited partnership and other corporation interests which were impaired at December 31, 2012 and 2011, respectively, based on the fair value disclosed in the limited partnership financial statements or the estimated fair value of the underlying collateral.  The estimated fair value was categorized as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Mortgage loans on real estate	$2,881,758	$3,114,796	$2,513,087	$2,679,474
Policy loans	4,260,200	4,260,200	4,219,849	4,219,849
Limited partnership interests	46,707	43,954	48,053	41,931
Other investments	18,890	45,050	22,990	47,915

Liabilities
Annuity contract benefits without life contingencies	$9,622,357	$9,731,734	$8,727,286	$8,888,585
Policyholders’ funds	374,821	374,821	382,816	382,816
Commercial paper	97,987	97,987	97,536	97,536
Notes payable	532,491	563,860	532,463	515,104

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

Policy loans

The Company believes the fair value of policy loans approximates book value. Policy loans are funds provided to policy holders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates carrying value.  The estimated fair value was classified as Level 2.

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

Commercial paper

The amortized cost of commercial paper is a reasonable estimate of fair value due to their short-term nature and high credit quality of the obligor.  The estimated fair value was classified as Level 2.

Notes payable

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  The estimated fair value was classified as Level 2.

7.  Reinsurance

In the normal course of its business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts.  The Company retains an initial maximum of $3,500 of coverage per individual life. This initial retention limit of $3,500 may increase due to automatic policy increases in coverage at a maximum rate of $175 per annum, with an overall maximum increase in coverage of $1,000.

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2012 and 2011, the reinsurance receivables had carrying values in the amounts of $638,797 and $616,336, respectively.  Included in these amounts are $533,446 and $502,093 at December 31, 2012 and 2011, respectively, associated with reinsurance agreements with related parties.  At December 31, 2012 and 2011, 83% and 81%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

The Company assumes risk from approximately forty insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.   When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.

Maximum capacity to be retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk retained on any one life is limited to a maximum retention of $4,500.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2012:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$51,324,176	$38,587,771	$89,911,947
Reinsurance ceded	(11,138,163)	—	(11,138,163)
Reinsurance assumed	72,580,078	—	72,580,078
Net	$112,766,091	$38,587,771	$151,353,862

Percentage of amount assumed to net	64.4%	0.0%	48.2%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$323,236	$3,712	$326,948
Reinsurance ceded	(53,950)	3,648	(50,302)
Reinsurance assumed	145,507	—	145,507
Net	$414,793	$7,360	$422,153

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2011:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$50,461,815	$37,007,795	$87,469,610
Reinsurance ceded	(11,157,504)	—	(11,157,504)
Reinsurance assumed	77,352,956	—	77,352,956
Net	$116,657,267	$37,007,795	$153,665,062

Percentage of amount assumed to net	66.3%	0.0%	50.3%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$395,419	$1,960	$397,379
Reinsurance ceded	(40,654)	(66)	(40,720)
Reinsurance assumed	166,557	—	166,557
Net	$521,322	$1,894	$523,216

The following tables summarize total premium income at and for the year ended December 31, 2010:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$674,726	$5,665	$680,391
Reinsurance ceded	(41,362)	(112)	(41,474)
Reinsurance assumed	166,705	—	166,705
Net	$800,069	$5,553	$805,622

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

8.             Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA for the years ended December 31, 2012, 2011 and 2010:

	DAC (1)	VOBA	Total (1)
Balance, January 1, 2010 (2)	$253,038	$48,669	$301,707
Capitalized additions (1)	47,513	—	47,513
Amortization and writedowns (1)	(27,506)	(1,837)	(29,343)
Unrealized investment (gains) losses (1)	(114,519)	(427)	(114,946)
Balance, December 31, 2010 (1)	158,526	46,405	204,931
Capitalized additions (1)	57,108	—	57,108
Amortization and writedowns (1)	(25,184)	(3,636)	(28,820)
Unrealized investment (gains) losses (1)	(12,669)	(717)	(13,386)
Balance, December 31, 2011 (1)	177,781	42,052	219,833
Capitalized additions	94,826	—	94,826
Amortization and writedowns	(51,434)	(9,045)	(60,479)
Unrealized investment (gains) losses	(48,757)	(962)	(49,719)
Balance, December 31, 2012	$172,416	$32,045	$204,461

(1) As adjusted; See Note 1

(2) Adjusted by $143,550 from $396,588 to $253,038 for the adoption of ASU No. 2010-26;  See Note 1

The estimated future amortization of VOBA for the years ended December 31, 2013 through December 31, 2017 is approximately $4,000 per annum.

9.            Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, at December 31, 2012 and 2011 was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment, as of December 31, 2012 and 2011:

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(18,065)	$18,249
Preferred provider agreements	7,970	(7,970)	—
Total	$44,284	$(26,035)	$18,249

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value
Customer relationships	$36,314	$(15,234)	$21,080
Preferred provider agreements	7,970	(7,195)	775
Total	$44,284	$(22,429)	$21,855

Amortization expense for other intangible assets included in general insurance expenses was $3,606, $3,787 and $3,990 for the years ended December 31, 2012, 2011 and 2010, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2012.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2013 through December 31, 2017 is approximately $2,700 per annum.

10.          Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program at December 31, 2012 and 2011:

	December 31,
	2012	2011
Face Value	$97,987	$97,536
Carrying Value	97,987	97,536
Effective interest rate	0.3% - 0.4%	0.2% - 0.4%
Maturity range (days)	3 - 74	4 - 75

11.          Stockholder’s Equity and Dividend Restrictions

At December 31, 2012 and 2011, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which were issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2012 and 2011.

GWLA’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	2012	2011	2010		2012	2011
Net income	$147,741	$155,998	$398,555	Capital and surplus	$1,109,498	$1,062,947

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2012.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2012, 2011 and 2010, the Company paid dividends in the amounts of $184,401, $206,353 and $160,917, respectively, to its parent company, GWL&A Financial.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2012 were $1,109,498 and $162,991, respectively.  Based on the as filed amounts, GWLA may pay up to $162,991 of dividends during the year ended December 31, 2013 without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

12.          Other Comprehensive Income

The following tables present the composition of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$534,028	$(186,910)	$347,118
Net changes during the year related to cash flow hedges	(18,881)	6,608	(12,273)
Reclassification adjustment for gains realized in net income	(107,713)	37,700	(70,013)
Net unrealized gains	407,434	(142,602)	264,832
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(83,835)	29,343	(54,492)
Net unrealized gains	323,599	(113,259)	210,340
Employee benefit plan adjustment	(68,650)	24,027	(44,623)
Other comprehensive income	$254,949	$(89,232)	$165,717

	Year ended December 31, 2011
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$511,663	$(179,082)	$332,581
Net changes during the year related to cash flow hedges	21,014	(7,355)	13,659
Reclassification adjustment for gains realized in net income	(74,165)	25,958	(48,207)
Net unrealized gains	458,512	(160,479)	298,033
Future policy benefits, deferred acquisition costs and value of business acquired adjustments (1)	(100,216)	35,075	(65,141)
Net unrealized gains	358,296	(125,404)	232,892
Employee benefit plan adjustment	(49,566)	17,348	(32,218)
Other comprehensive income	$308,730	$(108,056)	$200,674

(1) As adjusted; See Note 1

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

	Year ended December 31, 2010
	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized holding gains arising during the year on available-for-sale fixed maturity investments	$724,296	$(253,504)	$470,792
Net changes during the year related to cash flow hedges	17,293	(6,053)	11,240
Reclassification adjustment for losses realized in net income	23,198	(8,119)	15,079
Net unrealized gains	764,787	(267,676)	497,111
Future policy benefits, deferred acquisition costs and value of business acquired adjustments (1)	(129,715)	45,400	(84,315)
Net unrealized gains	635,072	(222,276)	412,796
Employee benefit plan adjustment	(5,142)	1,800	(3,342)
Other comprehensive income	$629,930	$(220,476)	$409,454

(1) As adjusted; See Note 1

13.          General Insurance Expenses

The following table summarizes the significant components of general insurance expenses for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011 (1)	2010 (1)
Compensation	$335,212	$303,514	$294,923
Commissions	180,529	156,461	143,680
Other	80,908	106,718	92,290
Total general insurance expenses	$596,649	$566,693	$530,893

(1) As adjusted; See Note 1

14.          Employee Benefit Plans

Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement Plans

The Company has a noncontributory Defined Benefit Pension Plan covering substantially all of its employees that were hired before January 1, 1999.  Prior to December 31, 2012, the Company accounted for the Defined Benefit Pension Plan as the direct legal obligation of the Company and accounted for the corresponding plan obligations on its Balance Sheet and Statements of Income.  Effective December 31, 2012, the Company transferred the sponsorship of the Defined Benefit Pension Plan to GWL&A Financial, the Company’s immediate parent.  Despite the change in sponsorship of the Defined Benefit Pension Plan, the Company will continue to account for the corresponding plan obligations on its Balance Sheet and Statements of Income.

Benefits for the Defined Benefit Pension Plan are based principally on an employee’s years of service and compensation levels near retirement.  The Company’s policy for funding the Defined Benefit Pension Plans is to make annual contributions, which equal or exceed regulatory requirements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

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

A December 31 measurement date is used for the employee benefit plans.

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans as of the years ended December 31, 2012 and 2011:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Change in projected benefit obligation:
Benefit obligation, January 1	$401,134	$349,435	$11,725	$10,162	$61,358	$54,855	$474,217	$414,452
Service cost	4,350	3,935	817	622	991	916	6,158	5,473
Interest cost	20,945	20,286	569	585	2,912	3,136	24,426	24,007
Actuarial (gain) loss	87,117	39,211	974	693	6,760	3,520	94,851	43,424
Regular benefits paid	(12,943)	(11,733)	(623)	(337)	(2,792)	(2,719)	(16,358)	(14,789)
Plan amendments	—	—	—	—	—	1,650	—	1,650
Benefit obligation, December 31	$500,603	$401,134	$13,462	$11,725	$69,229	$61,358	$583,294	$474,217
Accumulated benefit obligation	$491,712	$393,487	$13,462	$11,725	$58,135	$50,033	$563,309	$455,245

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Change in plan assets:
Value of plan assets, January 1	$293,336	$282,616	$—	$—	$—	$—	$293,336	$282,616
Actual return on plan assets	38,541	12,353	—	—	—	—	38,541	12,353
Employer contributions	17,600	10,100	623	337	2,792	2,719	21,015	13,156
Benefits paid	(12,943)	(11,733)	(623)	(337)	(2,792)	(2,719)	(16,358)	(14,789)
Value of plan assets, December 31	$336,534	$293,336	$—	$—	$—	$—	$336,534	$293,336

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Under funded status at December 31	$(164,069)	$(107,798)	$(13,462)	$(11,725)	$(69,229)	$(61,358)	$(246,760)	$(180,881)

The following table presents amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 for the Company’s Defined Benefit Pension, Post-retirement Medical and Supplemental Executive Retirement plans:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Amounts recognized in consolidated balance sheets:
Other assets	$—	$12,690	$—	$—	$—	$—	$—	$12,690
Other liabilities	(164,069)	(120,488)	(13,462)	(11,725)	(69,229)	(61,358)	(246,760)	(193,571)
Accumulated other comprehensive income (loss)	(180,869)	(120,487)	12,662	15,741	(20,710)	(15,520)	(188,917)	(120,266)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2012:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	$(180,754)	$(117,490)	$6,170	$4,011	$(15,710)	$(10,211)	$(190,294)	$(123,690)
Net prior service (cost) credit	(115)	(75)	6,492	4,220	(5,000)	(3,250)	1,377	895
	$(180,869)	$(117,565)	$12,662	$8,231	$(20,710)	$(13,461)	$(188,917)	$(122,795)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2013:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax

Net gain (loss)	$(15,577)	$(10,125)	$413	$268	$(1,300)	$(845)	$(16,464)	$(10,702)
Prior service (cost) credit	(51)	(33)	1,650	1,072	(933)	(606)	666	433
	$(15,628)	$(10,158)	$2,063	$1,340	$(2,233)	$(1,451)	$(15,798)	$(10,269)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

			Supplemental
	Defined benefit	Post-retirement	executive
	pension plan	medical plan	retirement plan

2013	$13,621	$637	$3,720
2014	14,259	697	3,529
2015	15,136	727	4,940
2016	16,640	743	3,390
2017	17,708	771	18,909
2018 through 2022	112,582	4,166	13,813

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 includes the following components:

	Defined benefit pension plan
	2012	2011	2010

Components of net periodic cost:
Service cost	$4,350	$3,935	$3,739
Interest cost	20,945	20,286	19,578
Expected return on plan assets	(21,797)	(21,093)	(18,618)
Amortization of transition obligation	—	(1,388)	(1,514)
Amortization of unrecognized prior service cost	51	51	82
Amortization of loss from earlier periods	9,941	5,115	5,091
Net periodic cost	$13,490	$6,906	$8,358

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

	Post-retirement medical plan
	2012	2011	2010

Components of net periodic benefit:
Service cost	$817	$622	$728
Interest cost	569	585	713
Amortization of unrecognized prior service benefit	(1,650)	(1,650)	(1,650)
Amortization of gain from earlier periods	(455)	(611)	(461)
Net periodic benefit	$(719)	$(1,054)	$(670)

	Supplemental executive retirement plan
	2012	2011	2010

Components of net periodic (benefit) cost:
Service cost	$991	$916	$673
Interest cost	2,912	3,136	2,905
Amortization of unrecognized prior service cost	934	2,584	899
Amortization of net (gain) loss	637	145	—
Net periodic (benefit) cost	$5,474	$6,781	$4,477

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans at December 31, 2012 and 2011:

	Defined benefit pension plan
	2012	2011

Discount rate	4.19%	5.23%
Rate of compensation increase	3.14%	3.14%

	Post-retirement medical plan
	2012	2011

Discount rate	3.74%	4.70%
Initial health care cost trend	7.50%	8.00%
Ultimate health care cost trend	5.25%	5.25%
Year ultimate trend is reached	2018	2018

	Supplemental executive
	retirement plan
	2011	2011

Discount rate	3.79%	4.87%
Rate of compensation increase	4.00%	5.00%

The following tables present the assumptions used in determining the net periodic benefit/cost of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans for the years ended December 31, 2012 and 2011:

	Defined benefit pension plan
	2012	2011

Discount rate	5.23%	5.87%
Expected return on plan assets	7.25%	7.50%
Rate of compensation increase	3.14%	3.14%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

	Post-retirement medical plan
	2012	2011

Discount rate	4.70%	5.87%
Initial health care cost trend	8.00%	7.50%
Ultimate health care cost trend	5.25%	5.25%
Year ultimate trend is reached	2018	2016

	Supplemental executive
	retirement plan
	2012	2011

Discount rate	4.87%	5.87%
Rate of compensation increase	5.00%	6.00%

The discount rate has been set based upon the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid.  In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed healthcare cost trend rates would have on the following:

	One percentage	One percentage
	point increase	point decrease

Increase (decrease) on total service and interest cost on components	$199	$(170)
Increase (decrease) on post-retirement benefit obligation	1,448	(1,260)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested at December 31, 2012 and 2011:

	December 31,
	2012	2011

Equity securities	56%	52%
Debt securities	41%	44%
Other	3%	4%
Total	100%	100%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Common collective trust funds:
Equity index funds	$—	$60,601	$—	$60,601
Midcap index funds	—	60,289	—	60,289
World equity index funds	—	6,798	—	6,798
U.S. equity market funds	—	60,723	—	60,723
Total common collective trust funds	—	188,411	—	188,411

Fixed maturity investments:
U.S. government direct obligations and agencies	—	9,907	—	9,907
Obligations of U.S. states and their municpalities	—	16,899	—	16,899
Corporate debt securities	—	100,142	—	100,142
Asset-backed securities	—	8,386	—	8,386
Commercial mortgage-backed securities	—	2,961	—	2,961
Total fixed maturity investments	—	138,295	—	138,295

Preferred stock	134	—	—	134
Limited partnership investments	—	—	6,485	6,485
Money market funds	3,209	—	—	3,209
Total defined benefit plan assets	$3,343	$326,706	$6,485	$336,534

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

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

The following tables present additional information at December 31, 2012 and 2011 about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Limited partnership interest
	2012	2011

Balance, January 1	$7,116	$6,030
Actual return on plan assets
Purchases	61	(34)
Issuances	(692)	1,542
Settlement		(422)
Balance, December 31	$6,485	$7,116

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

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such changes could materially affect the amounts reported.

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2013:

December 31, 2013

Equity securities	25% - 80%
Debt securities	25% - 75%
Other	0% - 40%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2013.  The Company expects to make payments of approximately $637 with respect to its Post-Retirement Medical Plan and $3,720 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2013.  The Company expects to make a contribution of $6,300 to its Defined Benefit Pension Plan during the year ended December 31, 2013.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $12,430 and $13,330 at December 31, 2012 and 2011, respectively.  The participant deferrals earned interest at the average rates of 7.17% and 6.72% during the years ended December 31, 2012 and 2011, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 6.37% to 7.91% for retired participants.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets are $12,239 and $11,258 at December 31, 2012 and 2011, respectively.

15.  Income Taxes

The provision for income taxes from continuing operations is comprised of the following:

	Year ended December 31,
	2012	2011	2010

Current	$89,934	$70,201	$34,090
Deferred	45,371	23,617	34,537
Total income tax provision from continuing operations	$135,305	$93,818	$68,627

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate from continuing operations for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.3)%	(2.7)%	(2.2)%
Tax credits	(1.3)%	(2.1)%	(2.9)%
State income taxes, net of federal benefit	1.2%	0.7%	0.7%
Income tax contingency provisions	0.0%	2.0%	(3.9)%
Other, net	3.6%	(1.2)%	(0.8)%
Effective federal income tax rate from continuing operations	36.2%	31.7%	25.9%

A reconciliation of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010

Balance, beginning of year	$32,123	$35,256	$81,390
Additions to tax positions in the current year	6,230	6,557	6,939
Reductions to tax positions in the current year	—	(420)	—
Additions to tax positions in the prior year	420	4,785	142
Reductions to tax positions in the prior year	(10,219)	(9,858)	(47,922)
Reductions to tax positions from statutes expiring	(2,704)	(4,197)	(5,253)
Settlements	—	—	(40)
Balance, end of year	$25,850	$32,123	$35,256

Included in the unrecognized tax benefits of $25,850 at December 31, 2012 was $3,832 of tax benefits that, if recognized, would impact the annual effective tax rate.

The Company anticipates additional increases in its unrecognized tax benefits of $0 to $1,000 in the next twelve months.  The Company expects that this increase in its unrecognized tax benefit will impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately $208, $2,629 and $(13,403) in interest and penalties related to the uncertain tax positions during the years ended December 31, 2012, 2011 and 2010, respectively.  The Company had approximately $4,412 and $4,204 accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2007 and prior.  Tax years 2008, 2009, 2010 and 2011 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

	December 31,
	2012		2011
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability

Policyholder reserves	$—	$218,303	$—	$210,457
Deferred acquisition costs	46,832	—	35,154	—
Investment assets	—	496,096	—	336,482
Policyholder dividends	11,586	—	18,449	—
Net operating loss carryforward	180,448	—	200,486	—
Pension plan accrued benefit liability	98,981	—	72,387	—
Goodwill	—	24,045	—	25,169
Experience rated refunds	10,908	—	21,623	—
Tax credits	106,552	—	74,389	—
Other	—	5,858	—	4,843
Total deferred taxes	$455,307	$744,302	$422,488	$576,951

Amounts presented for investment assets above include $(410,044) and $(264,078) related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2012 and 2011, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that is included in the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2012, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount

2020	$119,978
2021	113,002
2022	136,796
2023	81,693
Total	$451,469

During 2012 and 2011, the Company generated $30,965 and $34,020 of Guaranteed Federal Low Income Housing tax credit carryforwards respectively.  As of December 31, 2012, the total credit carryforward for Low Income Housing is $100,670.  These credits will begin to expire in 2030.

Included in due from parent and affiliates at December 31, 2012 and 2011 is $4,353 and $115,300, respectively, of income taxes receivable from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.  Included in the consolidated balance sheets at December 31, 2012 and 2011 is $12,585 and $9,019, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

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

Retirement Services

The Retirement Services reporting and operating segment provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services for employer-sponsored defined contribution plans and associated defined benefit plans.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended and as of December 31, 2012:

	Year ended December 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$314,350	$3,670	$104,133	$422,153
Fee income	74,985	456,052	4,786	535,823
Net investment income	729,885	414,114	47,552	1,191,551
Net realized gains on investments	55,959	60,726	32	116,717
Total revenues	1,175,179	934,562	156,503	2,266,244
Benefits and expenses:
Policyholder benefits	882,726	204,296	111,288	1,198,310
Operating expenses	136,895	492,427	65,193	694,515
Total benefits and expenses	1,019,621	696,723	176,481	1,892,825
Income (loss) from continuing operations before income taxes	155,558	237,839	(19,978)	373,419
Income tax expense (benefit)	50,869	78,150	6,286	135,305
Income (loss) from continuing operations	$104,689	$159,689	$(26,264)	$238,114

	December 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$14,797,517	$9,761,036	$1,551,823	$26,110,376
Other assets	1,172,932	773,712	123,006	2,069,650
Separate account assets	6,363,214	18,242,312	—	24,605,526
Assets of continuing operations	$22,333,663	$28,777,060	$1,674,829	52,785,552
Assets of discontinued operations				33,053
Total assets				$52,818,605

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended and as of December 31, 2011:

	Year ended December 31, 2011 (1)
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$395,923	$1,960	$125,333	$523,216
Fee income	65,487	416,405	4,903	486,795
Net investment income	714,228	399,222	45,036	1,158,486
Net realized gains on investments	20,533	3,311	651	24,495
Total revenues	1,196,171	820,898	175,923	2,192,992
Benefits and expenses:
Policyholder benefits	937,885	222,642	103,435	1,263,962
Operating expenses	109,005	435,149	88,821	632,975
Total benefits and expenses	1,046,890	657,791	192,256	1,896,937
Income (loss) from continuing operations before income taxes	149,281	163,107	(16,333)	296,055
Income tax expense (benefit)	49,221	50,869	(6,272)	93,818
Income (loss) from continuing operations	$100,060	$112,238	$(10,061)	$202,237

	December 31, 2011 (1)
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$13,702,356	$8,752,301	$1,540,575	$23,995,232
Other assets	1,108,744	610,971	126,468	1,846,183
Separate account assets	5,884,676	16,446,714	—	22,331,391
Assets of continuing operations	$20,695,776	$25,809,986	$1,667,043	48,172,806
Assets of discontinued operations				39,621
Total assets				$48,212,427

(1) As adjusted; See Note 1

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following tables summarize segment financial information for the year ended December 31, 2010:

	Year ended December 31, 2010 (1)
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$676,395	$5,509	$123,718	$805,622
Fee income	56,232	387,103	4,619	447,954
Net investment income	730,439	399,456	44,849	1,174,744
Net realized losses on investments	(1,239)	(23,229)	(27)	(24,495)
Total revenues	1,461,827	768,839	173,159	2,403,825
Benefits and expenses:
Policyholder benefits	1,218,791	221,943	99,673	1,540,407
Operating expenses	134,445	401,117	62,095	597,657
Total benefits and expenses	1,353,236	623,060	161,768	2,138,064
Income from continuing operations before income taxes	108,591	145,779	11,391	265,761
Income tax expense	29,487	34,547	4,593	68,627
Income from continuing operations	$79,104	$111,232	$6,798	$197,134

(1) As adjusted; See Note 1

17.  Share-Based Compensation

Equity Awards

Lifeco, of which the Company is an indirect wholly-owned subsidiary, maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  Options are granted with exercise prices not less than the average market price of the shares on the five days preceding the date of the grant.  Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options.  The Lifeco plan provides for the granting of options with varying terms and vesting requirements with vesting commencing on the first anniversary of the grant and expiring ten years from the date of grant.

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

Liability Awards

In 2011, the Company implemented a Performance Share Unit Plan (“PSU plan”) for senior executives of the Company.  Under the PSU plan, “performance share units” are granted to certain senior executives of the Company having a value equal to the participants’ deferred incentive compensation for the period. Each performance unit has a value equal to one share of Lifeco common stock and is subject to adjustment for cash dividends paid to Lifeco stockholders as well as stock dividends and splits, consolidations and the like that affect shares of Lifeco common stock outstanding.

If the performance share units vest, the units are multiplied by a performance factor to produce a final number of units which are payable in cash equal to the closing price of Lifeco common stock on the date following the last day of the three-year performance period.  Accordingly, the estimated fair value of the performance unit is based on the closing price of Lifeco common stock on the date of grant. The performance share units generally vest in

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

their entirety at the end of the three-year performance period based on continued service.  The PSU plan contains a provision that permits all unvested performance share units to become vested upon death or retirement.

Performance share units are settled in cash and are recorded as liabilities until payout is made.  Unlike share-settled awards, which have a fixed grant-date fair value, the fair value of unsettled or unvested liabilities awards is remeasured at the end of each reporting period based on the change in fair value of one share of Lifeco common stock.  The liability and corresponding expense are adjusted accordingly until the award is settled.

Compensation Expense Related to Stock-Based Compensation

The compensation expense related to stock-based compensation for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Lifeco Stock Plan	$2,314	$1,786	$1,855
Performance Share Unit Plan	3,658	1,161	—
Total compensation expense	$5,972	$2,947	$1,855
Income tax benefits	$1,729	$752	$226

The following table presents the total unrecognized compensation expense related to stock-based compensation at December 31, 2012 and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$3,016	1.7
Performance Share Unit Plan	4,414	1.4

Equity Award Activity

During the year ended December 31, 2012, Lifeco granted 739,600 stock options to employees of the Company.  These stock options vest over five-year periods ending in March 2017.  Compensation expense of $2,566 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding at December 31, 2012.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange, therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
		Exercise	Remaining	Aggregate
	Shares	price	contractual	intrinsic
	under option	(Whole dollars)	term (Years)	value (1)
Outstanding, January 1, 2012	2,896,560	$28.01
Granted	739,600	23.28
Exercised	(354,000)	19.43
Outstanding, December 31, 2012	3,282,160	28.42	6.2	$1,518

Vested and expected to vest, December 31, 2012	3,261,022	$28.42	6.2	$1,168

Exercisable, December 31, 2012	1,483,080	$30.10	4.4	$171

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2012 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

The following table presents additional information regarding stock options under the Lifeco plan during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Weighted average fair value of options granted	$3.47	$4.49	$4.41
Intrinsic value of options exercised (1)	1,397	1,197	5,218
Fair value of options vested	1,740	1,541	943

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of the options granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	5.31%	4.59%	4.53%
Expected volatility	25.65%	25.22%	25.03%
Risk free interest rate	1.52%	2.62%	2.62%
Expected duration (years)	6.0	5.5	5.5

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding at December 31, 2012.

Performance Units
Outstanding, December 31, 2011	163,708
Granted	211,600
Paid	—
Forfeited	—
Outstanding, December 31, 2012	375,308

Vested and expected to vest, December 31, 2012	375,308

18.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments as of December 31, 2012:

	Payment due by period
	Less than	One to	Three to	More than
	one year	three years	five years	five years	Total
Related party long-term debt - principal (1)	—	—	—	528,400	528,400
Related party long-term debt - interest (2)	37,031	74,062	74,062	901,069	1,086,224
Investment purchase obligations (3)	127,255	—	—	—	127,255
Operating leases (4)	4,404	5,683	607	—	10,694
Other liabilities (5)	42,391	49,041	70,713	66,799	228,944
Total	$211,081	$128,786	$145,382	$1,496,268	$1,981,517

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

(2)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2012 and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company commits to fund limited partnership interests, mortgage loan and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2012 and 2011 were $127,255 and $97,694, of which $11,031 and $13,205 was related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

Years Ended December 31 2012, 2011 and 2010

(Dollars in Thousands, Except Share Amounts)

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations.  The Company incurred rent expense, net of sublease income, of $5,764, $5,645 and $6,047 for the years ended December 31, 2012, 2011 and 2010, respectively and is recorded in general insurance expense.

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

(5)  Other liabilities - Other liabilities include those other liabilities which represent contractual obligations not included elsewhere in the table above.  If the timing of the payment of any other liabilities was sufficiently uncertain, the amounts were included in the less than one year category.  Other liabilities presented in the table above include:

•                  Expected contributions to the Company’s defined benefit pension plan and benefit payments for the post-retirement medical plan and supplemental executive retirement plan through 2022.

•                  Miscellaneous purchase obligations to acquire goods and services.

•                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility matures on May 26, 2013.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,000,000 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after March 31, 2010.  The Company was in compliance with all covenants at December 31, 2012 and 2011.  At December 31, 2012 and 2011 there were no outstanding amounts related to this credit facility.

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

19.  Subsequent Event

On February 1, 2013, the Company’s Board of Directors declared a dividend of $44,435 to be paid to its sole shareholder, GWL&A Financial, on March 29, 2013.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	As of and for the year ended December 31, 2012
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Deferred acquisition costs	$118,490	$53,926	$—	$172,416
Future policy benefits, losses, claims and expenses	13,593,217	9,491,094	369,300	23,453,611
Unearned premium reserves	27,007	—	—	27,007
Other policy claims and benefits payable	744,504	476	24,711	769,691
Premium income	314,350	3,670	104,133	422,153
Net investment income	729,885	414,114	47,552	1,191,551
Benefits, claims, losses and settlement expenses	882,726	204,296	111,288	1,198,310
Amortization of deferred acquisition costs	28,926	22,508	—	51,434
Other operating expenses	107,969	469,919	65,193	643,081

	As of and for the year ended December 31, 2011
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Deferred acquisition costs (1)	$102,598	$75,183	$—	$177,781
Future policy benefits, losses, claims and expenses	12,812,079	8,620,044	356,296	21,788,419
Unearned premium reserves	39,855	—	—	39,855
Other policy claims and benefits payable	742,457	445	26,184	769,086
Premium income	395,923	1,960	125,333	523,216
Net investment income	714,228	399,222	45,036	1,158,486
Benefits, claims, losses and settlement expenses	937,885	222,643	103,434	1,263,962
Amortization of deferred acquisition costs (1)	10,497	14,687	—	25,184
Other operating expenses (1)	98,509	420,461	88,821	607,791

	As of and for the year ended December 31, 2010
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Premium income	676,395	5,509	123,718	805,622
Net investment income	730,439	399,456	44,849	1,174,744
Benefits, claims, losses and settlement expenses	1,218,791	221,943	99,673	1,540,407
Amortization of deferred acquisition costs (1)	20,448	7,057	—	27,505
Other operating expenses (1)	113,997	394,060	62,095	570,152

(1) As adjusted; See Note 1

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used criteria set forth in “Internal Control - Integrated Framework” issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, the Chief Executive Officer and Principal Financial Officer and the Chief Accounting Officer have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

The Chief Executive Officer and Principal Financial Officer and the Chief Accounting Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Part III

Item 10.

Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years

John L. Bernbach (5) (6)	69	2006	Chief Operating Officer, Engine USA

André Desmarais (1) (2) (4) (6) (7) (8)	56	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8)	58	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

Mitchell T.G. Graye (1) (2)	57	2008	President and Chief Executive Officer of the Company

Alain Louvel (3) (5)	67	2006	Corporate Director

Raymond L. McFeetors (1) (2) (4) (6) (8)	68	2006	Chairman of the Board of the Company; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life Insurance Company

Jerry E.A. Nickerson (3)	76	1994	Chairman of the Board, H.B.Nickerson & Sons Limited

R. Jeffrey Orr (1) (2) (4) (6) (8)	54	2005	President and Chief Executive Officer, Power Financial Corporation

Michel Plessis-Bélair (8)	70	1991	Vice Chairman, Power Corporation

Henri-Paul Rousseau (1) (2) (8)	64	2009	Vice Chairman, Power Corporation since January 2009; previously President and Chief Executive Officer of la Caisse de dépot et placement du Québec

Raymond Royer (3) (8)	74	2009	Corporate Director since December 2008; previously President and Chief Executive Officer of Domtar Inc.

T. Timothy Ryan, Jr. (1) (2) (8)	67	2009	Global Head of Regulatory Strategy and Policy, JPMorgan Chase and Co. since January 2013; previously President and Chief Executive Officer of Securities Industry and Financial Markets Association

Jerome J. Selitto (1) (2) (8)	71	2012

Corporate Director since July 2012; previously Chief Executive Officer of PHH Corporation from October 2009 to January 2012; previously Executive Vice President, National Sales, The Astor Group, from October 2005 to October 2009

Gregory D. Tretiak (1) (2) (3) (8)	57	2012	Executive Vice President and Chief Financial Officer, Power Corporation since May 2012; previously Executive Vice President and Chief Financial Officer, IGM Financial Inc., since January 1999

Brian E. Walsh (1) (2) (4) (6) (8)	59	1995	Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC since September 2011; previously Managing Partner, Saguenay Capital, LLC

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

Former
	Current	Directorships
Director	Directorships	and Dates
André Desmarais	CITIC Pacific Limited	BELLUS Health Inc.
(formerly Neurochem, Inc.)
May 2006 - June 2009

Paul Desmarais, Jr.	TOTAL S.A.	* GDF Suez
LAFARGE S.A.

Mitchell T.G. Graye	Great-West Funds, Inc.

R. Jeffrey Orr	Panagora Asset Management, Inc.

T. Timothy Ryan, Jr.	Lloyds Banking Group PLC

Jerome J. Selitto		PHH Corporation
October 2009 - January 2012
Gregory D. Tretiak	Panagora Asset Management, Inc.

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

André Desmarais

Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life Insurance Company (“London Life”), CLAC and Putnam Investments. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe, Power Corporation and CITIC Pacific Ltd. in Asia. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec.

Paul Desmarais, Jr.

Mr. Desmarais is Co-Chairman of Power Financial and Chairman and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1981, he was with S.G. Warburg & Co. in London, England, and with Standard Brands Incorporated in New York. He was Chairman of the Board of Power Financial from 1990 to 2005, Vice-Chairman of Power Financial from 1989 to 1990 and President and Chief Operating Officer of Power Financial from 1986 to 1989.  He was named to his present position with Power in 1996. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Putnam Investments, IGM, Investors Group and Mackenzie. In Europe, he is also Vice-Chairman of the Board and Executive Director of Pargesa Holding SA, Vice-Chairman and Director of Groupe Bruxelles Lambert, and Director of GDF Suez, Total SA and Lafarge SA.  He was Vice-Chairman of the Board and a Director of Imerys until 2008. Mr. Desmarais is a member of the Advisory Council of the European Institute of Business Administration (INSEAD), a Trustee of the Brookings Institution (Washington) and the Co-Chair of the Brookings International Advisory Council, a member of the Global Board of Advisers of the Council on Foreign Relations (New York), Chairman of the Canadian Council of Chief Executives and a member of the Global Advisory Council of the Harvard University (Boston). He is also involved in charitable and community activities in Montréal.  He was named an Officer of the Order of Canada in 2005 and an Officer of the National Order of Québec in 2009.  He has received Doctorates Honoris Causa from Université Laval, the Université de Montréal and from McGill University.

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

Raymond L. McFeetors

Mr. McFeetors is Chairman of the Board of Lifeco and the Company, a position he has held since May, 2008. He is also Vice-Chairman of Power Financial. Prior to May, 2008 he was President and Chief Executive Officer of Lifeco, Great-West Life, London Life, CLAC and the Company. Mr. McFeetors has been with Lifeco since 1968, and is a Director and Chairman of the Board of Lifeco, Great-West Life, London Life, and CLAC. He is a Director of Putnam Investments, IGM, Investors Group, Mackenzie, Power Financial and Power Corporation. Mr. McFeetors is also a Director of a number of national organizations in the health, education, cultural and business sectors. In 2002, he was appointed Honorary Colonel of The Royal Winnipeg Rifles. Also in 2002, he was awarded the Queen Elizabeth II Golden Jubilee Medal. Mr. McFeetors received an Honorary Doctorate of Laws from the University of Winnipeg in 2007.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is also a Director of Putnam Investments. He has also served on the boards of various organizations, federal and provincial Crown corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr is President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, he was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Lifeco, Great-West Life, London Life, CLAC and he is also a Director and Chairman of Putnam Investments. Mr. Orr is also a Director and Chairman of IGM, Investors Group, Mackenzie, and a Director of Power Financial and Power Corporation. He is active in a number of community and business organizations.

Michel Plessis-Bélair

Mr. Plessis-Bélair was Executive Vice-President and Chief Financial Officer of Power Financial and Vice-Chairman and Chief Financial Officer of Power Corporation until his retirement in January, 2008. He continues to serve as Vice-Chairman of Power Financial and Power Corporation. Before joining Power Corporation in 1986, he was Executive Vice-President and Director of Société générale de financement du Québec and prior to that he was Senior Vice-President of Marine Industries Ltd. Mr. Plessis-Bélair is a Director of Lifeco, Great-West Life, London Life, and CLAC. He is also a Director of IGM, Investors Group and Mackenzie. He is also a Director of Pargesa and Groupe Bruxelles Lambert. Mr. Plessis-Bélair is also a Director of Lallemand Inc., Hydro-Québec.

Henri-Paul Rousseau

Mr. Rousseau is Vice-Chairman of Power Financial and Power Corporation, positions he has held since January, 2009. He was President and Chief Executive Officer of la Caisse de dépôt et placement du Québec from May, 2005 until May, 2008 and Chairman and Chief Executive Officer from September, 2002 until April, 2005. He was President and Chief Executive Officer of Laurentian Bank of Canada from 1994 until 2002 and prior to that held senior offices with Boréal Assurances Inc. and the National Bank of Canada. Mr. Rousseau was an economics professor at Université Laval from 1975 until 1986 and at Université du Québec à Montréal from 1973 until 1975. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam Investments. He is also a Director of IGM, Investors Group and Mackenzie. He is a Director of GFMA (Global Financial Markets Association). He received doctorates Honoris Causa from Concordia University, from Université Lumière Lyon 2 (France), from Université Laval and from Université de Sherbrooke. Mr. Rousseau is active in a number of community and non-profit organizations.

Raymond Royer

Mr. Royer was President and Chief Executive Officer and a Director of Domtar Inc. from 1996 until December, 2008. He was previously President and Chief Operating Officer of Bombardier Inc. Mr. Royer is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam Investments. Mr. Royer is also a Director of Power Financial. He was a Director of Shell Canada Limited until 2007. He is a Member of the International Advisory Board of École des Hautes Études Commerciales of Montréal. He is an Officer of the Order of Canada and of the National Order of Québec.

T. Timothy Ryan, Jr.

Mr. Ryan is Global Head of Regulatory Strategy and Policy at JPMorgan Chase. He previously served as President and Chief Executive Officer of Securities Industry and Financial Markets Association (“SIFMA”) from January 2008 through January, 2013. SIFMA is the leading industry trade association representing 680 global financial market participants. Prior to joining SIFMA, Mr. Ryan was Vice-Chairman, Financial Institutions and Governments at J.P. Morgan where he was a member of the firm’s senior leadership. He is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam Investments. He is also a Director of Power Financial and Power Corporation. Mr. Ryan is a member of the board of Lloyds Banking Group PLC, where he serves on the Remuneration, Audit and Risk Committees, and is a director of The U.S. Japan Foundation. He is also a private sector member of the Global Markets Advisory Committee for the National Intelligence Council. Prior to joining J.P. Morgan in 1993, Mr. Ryan was the Director of the Office of Thrift Supervision, U.S. Department of the Treasury. Mr. Ryan was a Director of the Resolution Trust Corporation and a Director of the Federal Deposit Insurance Corporation. From 1983 to 1990 Mr. Ryan was a Partner in the Washington, D.C. office of the law firm Reed, Smith, Shaw & McClay, where he headed the Pension Investment Group and was a member of the firm’s Executive Committee. From 1981 to 1983 Mr. Ryan was Solicitor of Labor, U.S. Department of Labor. Mr. Ryan is a graduate of Villanova University and American University Law School.

Jerome J. Selitto

Mr. Selitto served as a Director and as the President and Chief Executive Officer of PHH Corporation (“PHH”), a leading outsource provider of mortgage and fleet management services, from October 26, 2009 to January 4, 2012.  Prior to joining PHH, Mr. Selitto most recently worked at Ellie Mae, Inc., a provider of enterprise solutions, including an online network, software and services for the residential mortgage industry. While at Ellie Mae, Mr. Selitto initially served as a senior consultant beginning in 2007 and, later in 2007 through 2009, as Executive Vice-President, Lender Division.  In 2000, Mr. Selitto founded and served as Chief Executive Officer of DeepGreen Financial, a privately-held, innovative web-based federal savings bank and mortgage company that grew to become one of the nation’s most successful online home equity lenders. From 1992 to 1999, he served as co-founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association. Mr. Selitto is a Director of Lifeco, Great-West Life, London Life and CLAC.

Gregory D. Tretiak

Mr. Tretiak is Executive Vice-President and Chief Financial Officer of Power and Power Financial. Mr. Tretiak joined Investors Group in 1988 and was Executive Vice-President and Chief Financial Officer of IGM Financial Inc. until 2012. Mr. Tretiak is a Director of Lifeco, Great-West Life, London Life, and CLAC. Mr. Tretiak also serves on the Board of Directors of Putnam and PanAgora Asset Management, Inc. He is also a Director of IGM, Investors Group and Mackenzie. He holds a Bachelor of Arts in Economics and Political Science from the University of Winnipeg and is a Chartered Accountant, a Fellow of the Institute of Chartered Accountants of Manitoba and has been a Certified Financial Planner. Throughout his career, Mr. Tretiak has been an active member in professional industry groups including the Institute of Chartered Accountants, Financial Executives International, the Certified Financial Planners, and the Institute of Internal Auditors. He has served with national organizations such as the Investment Funds Institute of Canada, the Canadian Chamber of Commerce Economic and Taxation Committee and the Canadian Institute of Chartered Accountants.

Brian E. Walsh

Mr. Walsh is Chairman and Chief Investment Officer of Saguenay Strathmore Capital, LLC, a money management and investment advisory company, a position that he has held since September, 2011. He was previously Managing Partner of Saguenay Capital, LLC from January, 2001 to September, 2011. Mr. Walsh has over 30 years of investment banking, international capital markets and investment management experience. He had a long career at Bankers Trust culminating in his appointment as Co-head of Global Investment Banking and as a member of the Management Committee. Mr. Walsh is a Director of Lifeco, Great-West Life, London Life and CLAC. Mr. Walsh also serves on the Board of Directors of Putnam Investments, and serves on the International Advisory Board of École des Hautes Études Commerciales of Montréal.

10.2  Identification of Executive Officers

		Served as
		Executive
Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Mitchell T.G. Graye President and Chief Executive Officer	57	1997	President and Chief Executive Officer of the Company

Charles P. Nelson President, Great-West Retirement Services	52	2008	President, Great-West Retirement Services of the Company

S. Mark Corbett Executive Vice President and Chief Investment Officer	53	2008	Executive Vice President and Chief Investment Officer of the Company

Robert K. Shaw Executive Vice President, Individual Markets	57	2008	Executive Vice President, Individual Markets of the Company

Scot A. Miller Senior Vice President and Chief Information Officer	54	2008	Senior Vice President and Chief Information Officer of the Company

Richard G. Schultz Senior Vice President, General Counsel and Secretary	52	2008	Senior Vice President, General Counsel and Secretary of the Company

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

4.  Share Units

To provide a medium term component to the executive compensation program, the Named Executive Officers participate in the Company’s Share Unit Plan for Senior Executives (the “Executive Share Unit Plan”).

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

6.  Pension Benefits

(a)  Defined Benefit Plan

GWL&A Financial has a qualified defined benefit pension plan (the “Defined Benefit Plan”) which is available to all employees of the Company hired before January 1, 1999.  See Section 11.8 below for information on the participation of the Named Executive Officers in the Defined Benefit Plan and a description of the terms of the Defined Benefit Plan.

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

The 401(k) Plan offers a variety of investment options, including variable funds, collective funds, a stable value fund, Lifeco common shares (company matching contributions only) and a self-directed investment option.

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

The President and Chief Executive Officer receives a yearly car lease benefit.  Executive Vice Presidents receive a fixed car allowance of $800 per month.

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

11.4  Summary Compensation Table

The following table sets out compensation earned in 2012 by the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2012; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2012 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Mitchell T.G. Graye (1)	2012	969,615	—	748,403	516,420	1,454,423	4,354,499	154,837	8,198,197
President and Chief	2011	942,029	—	693,751	483,963	1,413,043	638,315	159,427	4,330,528
Executive Officer	2010	916,667	—	—	—	1,375,000	735,829	150,658	3,178,154

Charles P. Nelson	2012	659,208	—	255,797	175,788	645,826	894,424	80,533	2,711,576
President, Great-West	2011	642,419	—	282,405	170,004	579,334	586,536	80,292	2,340,990
Retirement Services	2010	626,550	—	—	—	614,019	532,234	80,408	1,853,211

S. Mark Corbett	2012	612,058	—	250,802	163,476	580,047	783,741	21,337	2,411,461
Executive Vice	2011	528,099	—	237,495	138,014	491,132	427,070	21,183	1,842,993
President and Chief	2010	509,375	—	—	—	509,375	588,334	21,195	1,628,279
Investment Officer

Robert K. Shaw	2012	478,781	—	147,084	128,592	445,266	2,064,098	21,350	3,285,171
Executive Vice	2011	458,100	—	191,432	121,562	361,899	487,301	20,995	1,641,289
President, Individual	2010	440,975	—	—	215,366	418,926	349,908	21,225	1,446,400
Markets

(1)            Mr. Graye is President and Chief Executive Officer and the principal financial officer of the Company.

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

(4)             These are bonuses earned under the Annual Incentive Bonus Plan.

(5)             The change in pension value and nonqualified deferred compensation earnings are as follows:

(a)              Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of $159,840 and a change in actuarial present value under the SERP of $4,194,659.

(b)             Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of $334,343, a change in actuarial present value under the SERP of $551,734 and above market earnings under the EDCP of $8,347.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 2.88% of total earnings (2.88% being 120% of the applicable federal long-term rate at December 31, 2012).

(c)              Mr. Corbett had a change in actuarial present value under the Defined Benefit Plan of $292,827 and a change in actuarial present value under the SERP of $490,914.

(d)             Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of $354,265, a change in actuarial present value under the SERP of $1,700,147 and above market earnings under the EDCP of $9,686.

(6)             The components of other compensation for each of the Named Executive Officers are as follows:

(a)              Mr. Graye received (i) a car lease benefit of $10,919; (ii) a perquisites account reimbursement of $5,500; (iii) a 401(k) Plan employer contribution of $6,250; and (iv) $132,168 in respect of directors’ fees.

(b)             Mr. Nelson received (i) a housing benefit of $59,183 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,600; (iii) a perquisites account reimbursement of $5,500; and (iv) a 401(k) Plan employer contribution of $6,250.

(c)              Mr. Corbett received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,487; and (iii) a 401(k) plan employer contribution of $6,250.

(d)             Mr. Shaw received (i) a car allowance of $ 9,600; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $6,250.

11.5  Grants of Plan-Based Awards for 2012

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
M.T.G. Graye	—	969,615	1,454,423	37,760	151,000	23.17	1,264,823

C.P. Nelson	—	659,208	659,208	12,906	51,400	23.17	431,585

S.M. Corbett	—	612,058	612,058	12,654	47,800	23.17	414,278

R.K. Shaw	—	478,781	478,781	7,421	37,600	23.17	275,676

(1)         These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2012.  The Company’s Compensation Committee approved the grants on February 8, 2012.

(2)         These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2012.  The Lifeco Compensation Committee approved the grants on February 8, 2012.

(3)         Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.00 which was Lifeco’s average rate for the year (the “Conversion Rate”).

2.  Narrative Description of the Annual Incentive Bonus Plan

Under the Annual Incentive Bonus Plan, bonus opportunity is expressed as a percentage of base salary and varies by office.  The President and Chief Executive Officer and Executive Vice Presidents can earn bonuses of up to 150% and 100%, respectively, of base salary if all targets and objectives are met. For individuals promoted during the year, the bonus opportunity for the year is prorated based on the different percentages applicable to the two positions held.

Bonus amounts are established against each target or objective.  If objectives are not met, the President and Chief Executive Officer is not entitled to any bonus.  Lower bonus amounts may be earned by Executive Vice Presidents and Senior Vice Presidents on partial achievement of bonus objectives.

For 2012:

(i)             M.T.G. Graye had an opportunity to earn 100% of base salary earned in 2012 if earnings targets were met and up to 150% of base salary earned in 2012 if earnings targets were exceeded by specified amounts;

(ii)          C.P. Nelson had an opportunity to earn up to 100% of base salary earned in 2012 -  55% based on earnings targets, 10% based on expense related targets, 17.5% based on sales related targets and 17.5% based on specific individual objectives;

(iii)       S.M. Corbett had an opportunity to earn up to 100% of base salary earned in 2012 -  55% based on earnings targets, 10% based on expense related targets, 7% based on sales related targets and 28% based on specific individual objectives; and

(iv)      R.K. Shaw had an opportunity to earn up to 100% of base salary earned in 2012 - 55% based on earnings targets, 10% based on expense related targets, 20% based on sales related targets and 15% based on specific individual objectives.

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

The number of Executive Share Units granted is generally related to the base salaries of the Named Executive Officers.  Each grant of Executive Share Units has a three year vesting period during which certain conditions (including continued employment) must be satisfied.

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

11.6  Outstanding Equity Awards at 2012 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2012.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(9)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(12)

M.T.G. Graye	280,000	—		29.84	December 13, 2015	29,491	(10)	718,106
	113,666	161,334	(1)	31.27	May 12, 2018	39,846	(11)	970,250
	21,180	84,720	(7)	27.16	February 28, 2021	—		—
	—	151,000	(8)	23.17	February 28, 2022

C.P. Nelson	61,596	48,404	(2)	37.22	February 27, 2017	12,005	(10)	292,322
	45,466	64,534	(3)	28.59	March 24, 2018	13,619	(11)	331,623
	7,440	29,760	(7)	27.16	February 28, 2021	—		—
	—	51,400	(8)	23.17	February 28. 2022

S.M. Corbett	20,000	—		19.42	July 9, 2013	10,096	(10)	245,838
	50,397	39,603	(4)	37.22	February 27, 2017	13,353	(11)	325,146
	20,666	29,334	(5)	31.27	May 12, 2018	—		—
	6,040	24,160	(7)	27.16	February 28, 2021	—		—
	—	47,800	(8)	23.17	February 28, 2022	—		—

R.K. Shaw	20,560	30,840	(6)	27.13	February 29, 2020	8,138	(10)	198,160
	5,320	21,280	(7)	27.16	February 28, 2021	7,831	(11)	190,685
	—	37,600	(8)	23.17	February 28, 2022

(1)         These options vest as follows: 40,333 on each of May 13, 2013, 2014 and 2015; and 40,335 on November 13, 2015.

(2)         These options vest as follows: 16,132 on each of February 28, 2013 and 2014; and 16,140 on August 28, 2014.

(3)         These options vest as follows: 16,133 on each of March 25, 2013, 2014 and 2015; and 16,135 on September 25, 2015.

(4)         These options vest as follows: 13,199 on each of February 28, 2013 and 2014; and 13,205 on August 28, 2014.

(5)         These options vest as follows: 7,333 on each of May 13, 2013, 2014 and 2015; and 7,335 on November 13, 2015.

(6)         These options vest 20% of the total grant on each of March 1, 2013, 2014 and 2015.

(7)         These options vest 20% of the total grant on each of March 1, 2013, 2014, 2015 and 2016.

(8)         These options vest 20% of the total grant on each of March 1, 2013, 2014, 2015, 2016 and 2017.

(9)         Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(10)  These Executive Share Unit grants vest on December 31, 2013.

(11)  These Executive Share Unit grants vest on December 31, 2014

(12)  The market value of Executive Share Units held as of December 31, 2012 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2012

The following table sets out Lifeco options exercised by the Named Executive Officers in 2012.  No Executive Share Units vested for the Named Executive Officers in 2012.

	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
M.T.G. Graye	100,000	364,264
R.K. Shaw	20,000	72,784

11.8  Pension Benefits for 2012

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit Plan	20	612,969	—
	SERP	20	6,434,179	—

C.P. Nelson	Defined Benefit Plan	30	1,208,480	—
	SERP	30	1,940,961	—

S.M. Corbett	Defined Benefit Plan	26	1,070,056	—
	SERP	26	1,201,871	—

R.K. Shaw	Defined Benefit Plan	35	1,574,964	—
	SERP	35	2,578,797	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2012.  These amounts are based on pay through December 31, 2012.  The assumptions used for these calculations are consistent with actuarial valuations of the plans.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of December 31, 2012, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2012 at the applicable discount rate for December 31, 2012.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2012

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

C.P. Nelson	EDCP	—	20,410	—	445,231

R.K. Shaw	NQDCP	—	44,315	—	321,989
	EDCP	78,224	23,886	—	542,456

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

11.10  Compensation of Company Directors for 2012

1.  Table

The Company compensates Directors who are not also Directors of Lifeco (“Company Directors”).  The following sets out compensation earned in 2012 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
J. Balog (1)	33,000	25,000	84	58,084

J.L. Bernbach	62,000	50,000	168	112,168

M.T.G. Graye	82,000	50,000	168	132,168

A. Louvel	81,000	50,000	168	131,168

J.E.A. Nickerson (2)	30,121	20,959	84	51,164

(1)         Mr. Balog retired as a Director on June 30, 2012.

(2)         On August 1, 2012, Mr. Nickerson ceased to be a Director of Lifeco and became a Company Director only.

(3)         Mr. Balog, Mr. Bernbach and Mr. Louvel received their payment in cash.  Mr. Graye received his payment in Deferred Share Units under the voluntary component of the Company’s Director Deferred Share Unit Plan (“DSUP”).  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(4)         These amounts represent Deferred Share Units granted under the mandatory component of the DSUP.  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2012, Mr. Balog held 60,484 Deferred Share Units, Mr. Bernbach held 14,531 Deferred Share Units, Mr. Graye held  29,013 Deferred Share Units, Mr. Louvel held 14,349 Deferred Share Units and Mr. Nickerson held 18,632 Deferred Share Units.

(5)         These amounts are life insurance premiums paid under the Great-West Life Director’s Group Life Insurance Plan.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2013, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)         68.18% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 61.6% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2013, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

J.L. Bernbach	—	—	—

A. Desmarais	350,000	43,200	552,982
			1,617,950 options

P. Desmarais, Jr.	100,000	—	67,411
			1,617,950 options

M.T.G. Graye	7,889	75,000	—
	414,846 options

A. Louvel	—	—	—

R.L. McFeetors	2,407,303	170,500	15,793
	1,800,000 options	650,666 options

J.E.A. Nickerson	—	25,469	28,873

R.J. Orr	20,000	400,400	20,000
		3,075,426 options

M. Plessis-Bélair	40,000	6,000	162,426
			287,975 options

H.P. Rousseau	2,800	5,400	10,618
			342,858 options

R. Royer	15,000	174,000	—

T.T. Ryan, Jr.	—	—	—

J. J. Selitto	—	—	—

G.D. Tretiak	—	—	1,129

B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
M.T.G. Graye	7,889	75,000	—
	414,846 options

C.P. Nelson	26,367	—	—
	114,502 options

S.M. Corbett	—	—	—
	97,103 options

R.K. Shaw	3,294	—	—
	25,880 options

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	2,980,666	899,969	859,232
	2,488,648 options	3,726,092 options	3,866,733 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.0% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.

Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2012 and 2011, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $7,258,300 and $7,959,200 for the years ended December 31, 2012 and 2011, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2012 and 2011, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $6,322,700 and $6,776,700, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2012 and 2011 were $917,600 and $829,000, respectively.  These services included Statement on Standards for Attestation Engagements No. 16 internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2012 and 2011 were $0 and $353,500, respectively.  These services included tax compliance services for the Company’s affiliated mutual fund, Great-West Funds, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All other fees - The aggregate fees for services not included above were $18,000 and $0 for the years ended December 31, 2012 and 2011, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2012 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

15.2                                     Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended December 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended Decfember 31, 2011 and incorporated herein by reference

10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.4	Deferred Share Unit Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6	Nonqualified Deferred Compensation Plan Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

10.9	Share Unit Plan effective January 1, 2011 Filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith	136

24	Directors’ Power of Attorney Directors’ Power of Attorney filed herewith; and filed as Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference

31.1	Section 302 Certification of the Chief Executive Officer and Principal Financial Officer filed herewith	137

31.2	Section 302 Certification of the Chief Accounting Officer filed herewith	138

32	Section 906 Certification of the Chief Executive Officer and Principal Financial Officer and Chief Accounting Officer filed herewith	139

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/ Mitchell T.G. Graye
Mitchell T.G. Graye, President and Chief Executive Officer and Principal Financial Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

/s/	Mitchell T.G. Graye	February 28, 2013
Mitchell T.G. Graye
President and Chief Executive Officer and Principal Financial Officer and a Director

/s/	James H. Van Harmelen	February 28, 2013
James H. Van Harmelen
Senior Vice President and Corporate Controller

/s/	John L. Bernbach *	February 28, 2013
John L. Bernbach, Director

/s/	André Desmarais *	February 28, 2013
André Desmarais, Director

	Signature and Title	Date

/s/	Paul Desmarais, Jr. *	February 28, 2013
Paul Desmarais, Jr., Director

/s/	Alain Louvel *	February 28, 2013
Alain Louvel, Director

/s/	Raymond L. McFeetors *	February 28, 2013
Raymond L. McFeetors, Chairman of the Board

/s/	Jerry E.A. Nickerson *	February 28, 2013
Jerry E.A. Nickerson, Director

/s/	R. Jeffrey Orr *	February 28, 2013
R. Jeffrey Orr, Director

/s/	Michel Plessis-Bélair *	February 28, 2013
Michel Plessis-Bélair, Director

/s/	Henri-Paul Rousseau *	February 28, 2013
Henri-Paul Rousseau, Director

/s/	Raymond Royer *	February 28, 2013
Raymond Royer, Director

/s/	T. Timothy Ryan, Jr. *	February 28, 2013
T. Timothy Ryan, Jr., Director

/s/	Jerome J. Selitto *	February 28, 2013
Jerome J. Selitto, Director *

/s/	Gregory D. Tretiak *	February 28, 2013
Gregory D. Tretiak, Director

/s/	Brian E. Walsh *	February 28, 2013
Brian E. Walsh, Director

* By:/s/	James Van Harmelen	February 28, 2013
James Van Harmelen
Attorney-in-fact pursuant to filed Power of Attorney