Form 10-Q
period 2013-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-05-03
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I               Financial Information

Item1.            Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(In Thousands, Except Share Amounts)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,324,319 and $16,756,216)	$18,691,185	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $163,569 and $356,012)	174,763	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	2,897,724	2,881,758
Policy loans	4,182,726	4,260,200
Short-term investments, available-for-sale (amortized cost $1,925,769 and $266,332)	1,925,769	266,332
Limited partnership and other corporation interests	113,610	124,814
Other investments	22,368	21,328
Total investments	28,008,145	26,110,376

Other assets:
Cash	6,558	11,387
Reinsurance receivable	602,675	638,797
Deferred acquisition costs and value of business acquired	211,116	204,461
Investment income due and accrued	291,483	257,028
Collateral under securities lending agreements	45,813	142,022
Due from parent and affiliates	92,033	82,828
Goodwill	105,255	105,255
Other intangible assets	17,707	18,249
Other assets	657,074	609,623
Assets of discontinued operations	31,783	33,053
Separate account assets	25,421,394	24,605,526
Total assets	$55,491,036	$52,818,605

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(In Thousands, Except Share Amounts)

	March 31, 2013	December 31, 2012

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$23,542,197	$23,480,618
Policy and contract claims	319,883	321,375
Policyholders’ funds	345,189	374,821
Provision for policyholders’ dividends	64,230	63,102
Undistributed earnings on participating business	15,041	10,393
Total policy benefit liabilities	24,286,540	24,250,309

General liabilities:
Due to parent and affiliates	549,550	544,447
Repurchase agreements	1,909,616	—
Commercial paper	96,786	97,987
Payable under securities lending agreements	45,813	142,022
Deferred income tax liabilities, net	293,099	288,995
Other liabilities	705,111	719,969
Liabilities of discontinued operations	31,782	33,053
Separate account liabilities	25,421,394	24,605,526
Total liabilities	53,339,691	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	771,681	771,041
Accumulated other comprehensive income (loss)	620,314	635,699
Retained earnings	752,318	722,525
Total stockholder’s equity	2,151,345	2,136,297
Total liabilities and stockholder’s equity	$55,491,036	$52,818,605

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues:
Premium income	$178,321	$128,087
Fee income	155,892	126,943
Other revenue	7,355	—
Net investment income	290,402	303,129
Realized investment gains (losses), net:
Total other-than-temporary impairments	(420)	(254)
Other-than-temporary impairments transferred to other comprehensive income (loss)	(434)	—
Other realized investment gains, net	22,351	12,134
Total realized investment gains (losses), net	21,497	11,880
Total revenues	653,467	570,039
Benefits and expenses:
Life and other policy benefits	145,592	180,908
Increase (decrease) in future policy benefits	45,272	(631)
Interest paid or credited to contractholders	126,931	127,289
Provision for policyholders’ share of earnings on participating business	4,979	1,631
Dividends to policyholders	21,852	20,950
Total benefits	344,626	330,147
General insurance expenses	167,422	139,758
Amortization of deferred acquisition costs and value of business acquired	16,097	15,442
Interest expense	9,339	9,339
Total benefits and expenses, net	537,484	494,686
Income before income taxes	115,983	75,353
Income tax expense	41,755	24,360
Net income	$74,228	$50,993

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net income	$74,228	$50,993
Components of other comprehensive income (loss)
Unrealized gains (losses) arising on fixed maturities, available-for-sale (1)	(40,618)	34,110
Net change during the period related to cash flow hedges	23,948	(4,546)
Reclassification adjustment for (gains) losses realized in net income	(21,687)	(17,391)
Net unrealized gains (losses) related to investments	(38,357)	12,173
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	14,687	12,151
Other comprehensive income (loss) before income taxes	(23,670)	24,324
Income tax (benefit) expense related to items of other comprehensive income (loss)	(8,285)	8,513
Other comprehensive income (loss)	(15,385)	15,811
Total comprehensive income	$58,843	$66,804

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale in the amounts of $3,726 and $5,718 for the three months ended March 31, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2013
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				74,228	74,228
Other comprehensive income (loss), net of income taxes			(15,385)		(15,385)
Dividends				(44,435)	(44,435)
Capital contribution - stock-based compensation		608			608
Income tax benefit on stock options exercised		32			32
Balances, March 31, 2013	$7,032	$771,681	$620,314	$752,318	$2,151,345

	Three Months Ended March 31, 2012
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				50,993	50,993
Other comprehensive income (loss), net of income taxes			15,811		15,811
Dividends				(51,600)	(51,600)
Capital contribution - stock-based compensation		521			521
Balances, March 31, 2012	$7,032	$768,768	$485,793	$668,205	$1,929,798

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$412,257	$58,589

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,633,752	1,604,412
Mortgage loans on real estate	23,305	21,910
Limited partnership interests, other corporation interests and other investments	11,314	11,056
Purchases of investments:
Fixed maturities, available-for-sale	(2,278,721)	(1,185,489)
Mortgage loans on real estate	(39,877)	(52,691)
Limited partnership interests, other corporation interests and other investments	(669)	(2,335)
Net change in short-term investments	(3,589,220)	(1,362,163)
Net change in repurchase agreements	1,909,616	833,568
Policy loans, net	69	(940)
Purchases of furniture, equipment and software	(3,211)	(3,400)
Net cash used in investing activities	(333,642)	(136,072)

Cash flows from financing activities:
Contract deposits	$459,640	649,291
Contract withdrawals	(499,091)	(535,706)
Change in due to parent and affiliates	(7,943)	(5,344)
Dividends paid	(44,435)	(51,600)
Net commercial paper borrowings	(1,201)	(1,024)
Change in bank overdrafts	9,554	16,510
Income tax benefit of stock option exercises	32	—
Net cash (used in) provided by financing activities	(83,444)	72,127

Net decrease in cash	(4,829)	(5,356)
Cash, beginning of year	11,387	7,593
Cash, end of year	$6,558	$2,237

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$14,262	$(37,143)
Interest	81	81

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$608	$521
Fair value of assets acquired in settlement of fixed maturity investments	—	692
Fair value of fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	(44,104)	—
Fair value of policy loans acquired in reinsurance termination (See Note 4)	(6,468)	—
Amounts due to parent and affiliate due to reinsurance termination (See Note 4)	3,841	—

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

1.  Organization and Basis of Presentation

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

The condensed consolidated balance sheet as of December 31, 2012, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2013, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2013, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, valuation of policy benefit liabilities, valuation of deferred acquisition costs (“DAC”), valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

2.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  ASU No. 2011-11 provides for entities to disclose information about financial instruments and

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement or similar arrangement.  ASU No. 2011-11 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2011-11 for its fiscal year beginning January 1, 2013.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 7.  ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2013-01 for its fiscal year beginning January 1, 2013.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 7.

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis.  ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12 for all entities.  ASU No. 2013-02 was effective for fiscal years and interim periods within those years beginning after December 15, 2012.  The Company adopted the provisions of ASU No. 2013-02 for its fiscal year beginning January 1, 2013. The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for amounts reclassified out of accumulated other comprehensive income in Note 9.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three-month periods ended March 31, 2013 and 2012, the Company paid dividends of $44,435 and $51,600, respectively, to its parent, GWL&A Financial Inc.

4.  Related Party Transactions

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.

Participating policyholders share in the financial results of the participating business in the form of policyholder dividends.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s condensed consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The Company recorded, at fair value, the following on January 1, 2013, in its condensed consolidated balance sheet in connection with the termination of the reinsurance agreement:

Assets

Fixed maturities, available-for-sale	$44,104
Policy loans	6,468
Reinsurance receivable	(42,297)
Investment income due and accrued	347
Total	$8,622

Liabilities

Undistributed earnings on participating business	$4,781
Due to parent and affiliates	3,841

Total	$8,622

The Company recorded the following on January 1, 2013, in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement:

Premium income	$42,297
Other revenue	7,355
Total	49,652

Increase (decrease) in future policy benefits	41,297
Dividends to policyholders	1,000
Total	42,297

Participating policyholders’ net income before income taxes	7,355
Income tax expense	2,574
Participating policyholders’ income	4,781

Provision for policyholders’ share of earnings on participating business	4,781
Net income available to shareholder	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,906,714	$86,077	$1,246	$2,991,545	$—
Obligations of U.S. states and their subdivisions	1,724,971	341,111	72	2,066,010	—
Foreign government securities	2,738	6	—	2,744	—
Corporate debt securities (2)	9,939,067	914,258	122,941	10,730,384	(2,225)
Asset-backed securities	1,737,196	131,484	38,211	1,830,469	(73,365)
Residential mortgage-backed securities	386,511	16,727	526	402,712	(434)
Commercial mortgage-backed securities	613,628	42,020	1,582	654,066	—
Collateralized debt obligations	13,494	14	253	13,255	—
Total fixed maturities	$17,324,319	$1,531,697	$164,831	$18,691,185	$(76,024)

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities with previous non-credit impairment. The non-credit loss component of OTTI (gain) loss was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2) Includes perpetual debt investments with amortized cost of $226,069 and estimated fair value of $165,637.

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

(1)  Indicates the amount of any OTTI (gain) loss included in AOCI that is included in gross unrealized gains and losses.  OTTI (gain) loss included in AOCI, as presented above, includes both the initial recognition of non-credit losses and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities with previous non-credit impairment. The non-credit loss component of OTTI (gain) loss was in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2) Includes perpetual debt investments with amortized cost of $226,069 and estimated fair value of $153,100.

See Note 8 for additional discussion regarding fair value measurements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at March 31, 2013, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$773,417	$814,578
Maturing after one year through five years	2,964,892	3,262,484
Maturing after five years through ten years	3,728,447	4,195,157
Maturing after ten years	4,392,104	4,735,803
Mortgage-backed and asset-backed securities	5,465,459	5,683,163
	$17,324,319	$18,691,185

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Proceeds from sales	$3,301,164	$1,425,912
Gross realized gains from sales	33,213	20,019
Gross realized losses from sales	10,169	1,994

Gross realized gains and losses from sales were primarily attributable to sales of government agency securities during the period and losses on repurchase agreement transactions.

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Principal	$2,883,687	$2,866,411
Charge-off	(248)	—
Unamortized premium (discount)	17,175	18,237
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$2,897,724	$2,881,758

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Performing	$2,900,162	$2,884,648
Non-performing	452	—
Total	$2,900,614	$2,884,648

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes activity in the mortgage provision allowance for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three months ended March 31, 2013	Year ended December 31, 2012
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$21,130
Provision increases	248	1,067
Charge-off	(248)	(992)
Recovery	—	(75)
Provision decreases	—	(18,240)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$2,900,614	$2,884,648
Individually evaluated for impairment	19,053	14,970
Collectively evaluated for impairment	2,881,561	2,869,678

The table below summarizes the recorded investment of the mortgage loan portfolio by aging category as of March 31, 2013 and December 31, 2012:

	Current	Loan balances 31-60 days past due	Loan balances 61-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure	Total portfolio balance
Commercial mortgages:
March 31, 2013	$2,895,778	$4,384	$—	$452	$2,900,614
December 31, 2012	2,883,285	663	—	700	2,884,648

Limited partnership and other corporation interests — At March 31, 2013 and December 31, 2012, the Company had $113,610 and $124,814, respectively, invested in limited partnership and other corporation interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.

The Company has determined each investment in low-income housing limited partnerships (“LIHLP”) to be considered a variable interest entity (“VIE”).  Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $61,418 and $71,370 at March 31, 2013 and December 31, 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $15,581 and $15,791 at March 31, 2013 and December 31, 2012, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $43,806 and $138,654 and estimated fair values of $44,230 and $138,297 were on loan under the program at March 31, 2013 and December 31, 2012, respectively.  The Company received restricted cash collateral of $45,813 and $142,022 at March 31, 2013 and December 31, 2012, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$364,992	$1,112	$4,681	$134	$369,673	$1,246
Obligations of U.S. states and their subdivisions	14,561	72	—	—	14,561	72
Corporate debt securities	1,148,854	34,692	303,943	88,249	1,452,797	122,941
Asset-backed securities	47,590	128	473,713	38,083	521,303	38,211
Residential mortgage-backed securities	43,199	505	1,167	21	44,366	526
Commercial mortgage-backed securities	45,354	487	35,996	1,095	81,350	1,582
Collateralized debt obligations	—	—	13,223	253	13,223	253
Total fixed maturities	$1,664,550	$36,996	$832,723	$127,835	$2,497,273	$164,831

Total number of securities in an unrealized loss position		134		117		251

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

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

Fixed maturity investments — Total unrealized losses and OTTI decreased by $7,917, or 5%, from December 31, 2012 to March 31, 2013.  This decrease in unrealized losses was across several asset classes and reflects continued recovery in market liquidity, although the economic uncertainty in certain asset classes still remains.

Unrealized losses on corporate debt securities increased by $11,390 from December 31, 2012 to March 31, 2013.  The valuation of these securities has been influenced by market conditions with widening credit spreads in the finance sector resulting in generally lower valuations of these fixed income securities.  The finance sector accounts for 71% of the corporate debt securities’ unrealized loss at March 31, 2013.

Corporate debt securities account for 69% of the unrealized losses and OTTI greater than twelve months.  Of the $88,249 of unrealized losses and OTTI over twelve months on corporate debt securities, 56% are on securities which continue to be rated investment grade.  Of the $38,830 of unrealized losses and OTTI greater than twelve months on non-investment grade corporate debt securities, 97% of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 30% of the unrealized losses and OTTI greater than twelve months.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets prior to a full recovery; therefore, an OTTI was not recognized in earnings.

See Note 8 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Beginning balance	$167,788	$186,999
Additional credit loss recognized on securities previously impaired	173	—
Ending balance	$167,961	$186,999

6.  Derivative Financial Instruments

Derivative transactions are entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $73,248 and $55,875 as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the Company had pledged $74,780 and $54,400, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

Cash flow hedges — Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate. Cross-currency swaps are used to manage the foreign currency exchange rate risk associated with investments denominated in other than U.S. dollars.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed rate maturity investments.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The Company’s derivatives treated as cash flow hedges are eligible for hedge accounting.

At March 31, 2013, the Company estimated $8,321 of net derivative gains included in AOCI will be reclassified into net income within the next twelve months.

Fair value hedges — Interest rate swap agreements are used to convert the interest rate on certain debt securities from a fixed rate to a floating rate to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.  Interest rate futures are used to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.  The Company’s derivatives treated as fair value hedges are eligible for hedge accounting.

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

The following tables summarize derivative financial instruments at March 31, 2013 and December 31, 2012:

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	March 31, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$193,700	$24,796	$24,796	$—
Cross-currency swaps	605,378	(98,233)	7,722	105,955
Total cash flow hedges	799,078	(73,437)	32,518	105,955

Fair value hedges:
Interest rate swaps	143,776	501	1,321	820
Total fair value hedges	143,776	501	1,321	820

Total derivatives designated as hedges	942,854	(72,936)	33,839	106,775

Derivatives not designated as hedges:
Interest rate swaps	34,149	(210)	463	673
Futures on equity indices	2,495	—	—	—
Interest rate futures	54,633	—	—	—
Interest rate swaptions	642,074	518	518	—

Total derivatives not designated as hedges	733,351	308	981	673

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,676,205	$(72,628)	$34,820	$107,448

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

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

The Company had 15 and 75 swap transactions with an average notional amount of $3,774 and $8,685 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company had 13 and 23 cross-currency swap transactions with an average notional amount of $11,523 and $12,710, respectively.  The Company had 139 and 931 futures transactions with an average number of contracts per transaction of 14 and 11 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  The Company had 13 and 46 swaption transactions with an average notional amount of $5,185 and $5,528 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

Significant changes in the derivative notional amount during the three months ended March 31, 2013 were primarily due to the following:

•                  The net decrease of $98,770 in interest rate swaps, interest rate swaptions and futures was primarily due to (i) a change in the Company’s interest rate risk hedging strategy and (ii) the closing of fair value hedges associated with the concurrent sale of certain fixed rate maturity investments.

•                  The increase of $181,130 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of ($474) and $8,187 for the three-month periods ended March 31, 2013 and 2012, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of $450 and $6,094 for the three-month periods ended March 31, 2013 and 2012, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(2,693)	$508	$691	$743	(A)
Cross-currency swaps	26,641	(5,054)	—	—
Interest rate futures	—	—	16	16	(A)
Total cash flow hedges	$23,948	$(4,546)	$707	$759

(A)       Net investment income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended March 31,			Three months ended March 31,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$1,892	$1,139	(A)	$—	$—
Interest rate swaps	384	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(1,892)	(1,139	)(A)
Items hedged in interest rate swaps	—	—		(384)	—	(B)
Total fair value hedges	$2,276	$1,139		$(2,276)	$(1,139)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three months ended March 31,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$24	(A)	$(27	)(A)
Futures on equity indices	(234	)(B)	(274	)(B)
Interest rate swaps	(515	)(A)	7,876	(A)
Interest rate swaps	(163	)(B)	(4,296	)(B)
Interest rate futures	(1,380	)(A)	(430	)(A)
Interest rate futures	1,472	(B)	(1,177	)(B)
Interest rate swaptions	690	(A)	9	(A)
Interest rate swaptions	(625	)(B)	(347	)(B)

Total derivatives not designated as hedging instruments	$(731)		$1,334

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

7.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. These transactions and agreements include master netting arrangements which provide for the netting of payment obligations between the Company and its counterparties.  The following tables summarize the Company’s financial instruments that are subject to an enforceable master netting arrangement at March 31, 2013 and December 31, 2012:

	March 31, 2013
				Gross fair value not offset
				in balance sheets
	Gross fair value of	Gross fair value offset	Net fair value presented	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets	in balance sheets	in balance sheets	instruments	received	fair value
Derivative instruments (1)	$25,837	$—	$25,837	$(25,837)	$—	$—
Short-term reverse repurchase agreements (2)	750,000	—	750,000	(750,000)	—	—
Total financial instruments (assets)	$775,837	$—	$775,837	$(775,837)	$—	$—

	March 31, 2013
				Gross fair value not offset
				in balance sheets
	Gross fair value of	Gross fair value offset	Net fair value presented	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities	in balance sheets	in balance sheets	instruments	pledged	fair value
Derivative instruments (3)	$103,436	$—	$103,436	$(25,837)	$(74,780)	$2,819

(1) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets.

(2) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments, available-for sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.

(3) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	December 31, 2012
				Gross fair value not offset
				in balance sheets
	Gross fair value of	Gross fair value offset	Net fair value presented	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets	in balance sheets	in balance sheets	instruments	received	fair value
Derivative instruments (1)	$26,647	$—	$26,647	$(26,647)	$—	$—
Short-term reverse repurchase agreements (2)	4,138	—	4,138	(4,138)	—	—
Total financial instruments (assets)	$30,785	$—	$30,785	$(30,785)	$—	$—

	December 31, 2012
				Gross fair value not offset
				in balance sheets
	Gross fair value of	Gross fair value offset	Net fair value presented	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities	in balance sheets	in balance sheets	instruments	pledged	fair value
Derivative instruments (3)	$87,093	$—	$87,093	$(26,647)	$(54,400)	$6,046

(1) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets.

(2) The estimated fair value of short-term reverse repurchase agreements assets is reported in short-term investments, available-for sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.

(3) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of March 31, 2013 and December 31, 2012:

	Assets and liabilities measured at
	fair value on a recurring basis
	March 31, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,991,545	$—	$2,991,545
Obligations of U.S. states and their subdivisions	—	2,066,010	—	2,066,010
Foreign government securities	—	2,744	—	2,744
Corporate debt securities	—	10,728,583	1,801	10,730,384
Asset-backed securities	—	1,568,966	261,503	1,830,469
Residential mortgage-backed securities	—	402,712	—	402,712
Commercial mortgage-backed securities	—	654,066	—	654,066
Collateralized debt obligations	—	13,223	32	13,255
Total fixed maturities available- for-sale	—	18,427,849	263,336	18,691,185
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	71,479	—	71,479
Corporate debt securities	—	61,089	—	61,089
Asset-backed securities	—	42,195	—	42,195
Total fixed maturities held for trading	—	174,763	—	174,763
Short-term investments available-for-sale	247,083	1,678,686	—	1,925,769
Collateral under securities lending agreements	45,813	—	—	45,813
Collateral under derivative counterparty collateral agreements	74,780	—	—	74,780
Derivative instruments designated as hedges:
Interest rate swaps	—	26,117	—	26,117
Cross-currency swaps	—	7,722	—	7,722
Derivative instruments not designated as hedges:
Interest rate swaps	—	463	—	463
Interest rate swaptions	—	518	—	518
Total derivative instruments	—	34,820	—	34,820
Separate account assets	12,986,386	12,435,008	—	25,421,394
Total assets	$13,354,062	$32,751,126	$263,336	$46,368,524

Liabilities
Payable under securities lending agreements	$45,813	$—	$—	$45,813
Derivative instruments designated as hedges:
Interest rate swaps	—	820	—	820
Cross-currency swaps	—	105,955	—	105,955
Derivative instruments not designated as hedges:
Interest rate swaps	—	673	—	673
Total derivative instruments	—	107,448	—	107,448
Separate account liabilities (1)	20	122,534	—	122,554
Total liabilities	$45,833	$229,982	$—	$275,815

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

(1) Includes only separate account instruments which are carried at the fair value of the underlying invested liabilities owned by the separate accounts.

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

Short-term investments and securities lending agreements

The amortized cost of short-term investments, collateral under securities lending agreements and payable under securities lending agreements is a reasonable estimate of fair value due to their short-term nature and the high credit quality of the issuers.

Derivative counterparty collateral agreements

Included in other assets is cash collateral received from or pledged to derivative counterparties and included in other liabilities is the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral is a reasonable estimate of fair value.

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments.  The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps and interest rate swaptions, which are held for other than trading purposes, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

Separate account assets

Separate account assets primarily include investments in mutual fund, fixed maturity and short-term securities.  Mutual funds are recorded at net asset value, which approximates fair value, on a daily basis.  The fixed maturity and short-term investments are valued in the same manner and using the same pricing sources and inputs as the fixed maturity and short-term investments of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(16)	7,005	—	6,989
Settlements	(5)	(11,040)	—	(11,045)
Balance, March 31, 2013	$1,801	$261,503	$32	$263,336
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2013	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized	Separate
	debt securities	securities	debt obligations	accounts	Total
Balance, January 1, 2012	$36,496	$279,021	$22	$2,118	$317,657
Realized and unrealized gains (losses) included in:
Net income	(218)	—	—	(1,715)	(1,933)
Other comprehensive income (loss)	437	8,571	—	1,627	10,635
Sales	(836)	—	—	(1,997)	(2,833)
Settlements	(926)	(6,937)	(1)	(33)	(7,897)
Transfers out of Level 3 (1)	(18,652)	(5,020)	—	—	(23,672)
Balance, March 31, 2012	$16,301	$275,635	$21	$—	$291,957
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2012	$—	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$261,443	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	625

(1) Includes home improvement loans only.

(2) Includes an internally calculated liquidity premium adjustment of 217.

After adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 303 to 883 basis points.  The constant default rate assumption ranged from 1.2 to 7.9.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

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

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$2,897,724	$3,126,363	$2,881,758	$3,114,796
Policy loans	4,182,726	4,182,726	4,260,200	4,260,200
Limited partnership interests	47,240	43,683	46,707	43,954
Other investments	18,391	44,930	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$9,642,222	$9,713,538	$9,622,357	$9,731,734
Policyholders’ funds	345,189	345,189	374,821	374,821
Repurchase agreements	1,909,616	1,909,616	—	—
Commercial paper	96,786	96,786	97,987	97,987
Notes payable	541,756	583,315	532,491	563,860

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to ten years.  The estimated fair value was classified as Level 3.

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

Repurchase agreements and commercial paper

The amortized cost of repurchase agreements and commercial paper is a reasonable estimate of fair value due to their short-term nature and the high credit quality of the counterparties and obligor.  The estimated fair value was classified as Level 2.

Notes payable

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  The estimated fair value was classified as Level 2.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

9.              Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three months ended March 31, 2013
	Unrealized gains (losses) arising on fixed maturities, available-for- sale	Gains / (losses) on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(26,402)	15,566	9,547	—	(1,289)
Amounts reclassified from AOCI	(13,636)	(460)	—	—	(14,096)
Net current period other comprehensive income (loss)	(40,038)	15,106	9,547	—	(15,385)
Balances, March 31, 2013	$887,640	$40,068	$(184,599)	$(122,795)	$620,314

	Three months ended March 31, 2012
	Unrealized gains (losses) arising on fixed maturities, available-for- sale	Gains / (losses) on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	22,172	(2,955)	7,899	—	27,116
Amounts reclassified from AOCI	(10,812)	(493)	—	—	(11,305)
Net current period other comprehensive income (loss)	11,360	(3,448)	7,899	—	15,811
Balances, March 31, 2012	$658,165	$37,555	$(131,756)	$(78,171)	$485,793

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following tables present the related tax effects allocated to each component of other comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(40,618)	$14,216	$(26,402)
Net changes during the year related to cash flow hedges	23,948	(8,382)	15,566
Reclassification adjustment for gains realized in net income	(21,687)	7,591	(14,096)
Net unrealized gains (losses)	(38,357)	13,425	(24,932)
Future policy benefits, DAC, and VOBA adjustments	14,687	(5,140)	9,547
Net unrealized gains (losses)	(23,670)	8,285	(15,385)
Other comprehensive income (loss)	$(23,670)	$8,285	$(15,385)

	Three months ended March 31, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$34,110	$(11,938)	$22,172
Net changes during the year related to cash flow hedges	(4,546)	1,591	(2,955)
Reclassification adjustment for gains realized in net income	(17,391)	6,086	(11,305)
Net unrealized gains (losses)	12,173	(4,261)	7,912
Future policy benefits, DAC, and VOBA adjustments	12,151	(4,252)	7,899
Net unrealized gains (losses)	24,324	(8,513)	15,811
Other comprehensive income (loss)	$24,324	$(8,513)	$15,811

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$(20,980)	Other realized investment gains, net
	(20,980)	Total before tax
	(7,344)	Tax expense or benefit
	$(13,636)	Net of tax

Gains / (losses) on cash flow hedges	$(707)	Net investment income
	(707)	Total before tax
	(247)	Tax expense or benefit
	$(460)	Net of tax

Total reclassification for the period	$(14,096)	Net of tax

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012 includes the following components:

	Three months ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2013	2012	2013	2012	2013	2012
Components of net periodic cost (benefit):
Service cost	$1,259	$1,039	$232	$184	$251	$248
Interest cost	5,173	5,214	123	134	637	728
Expected return on plan assets	(6,029)	(5,427)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	13	13	(412)	(412)	233	233
Amortization of loss from earlier periods	3,894	2,446	(103)	(134)	325	159
Net periodic cost (benefit)	$4,310	$3,285	$(160)	$(228)	$1,446	$1,368

The Company expects to make payments of approximately $612 with respect to its Post-Retirement Medical Plan and $3,720 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2013.  The Company expects to make contributions of $6,075 to its Defined Benefit Pension Plan during the year ended December 31, 2013.  A December 31 measurement date is used for the employee benefit plans.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$—	$3,244
Payments to the Post-Retirement Medical Plan	153	174
Payments to the Supplemental Executive Retirement Plan	930	698

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended March 31,
	2013	2012
Current	$29,188	$8,674
Deferred	12,567	15,686
Total income tax provision	$41,755	$24,360

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.8)%	(2.3)%
Tax credits	(0.5)%	(1.2)%
State income taxes, net of federal benefit	1.4%	1.2%
Other, net	1.9%	(0.4)%
Effective income tax rate	36.0%	32.3%

During the three months ended March 31, 2013 and 2012, the Company recorded an increase (decrease) in unrecognized tax benefits in the amount of $3,372 and $(6,071), respectively.  The Company anticipates additional increases to its unrecognized tax benefits of $5,500 to $7,500 in the next twelve months.  The Company expects that the majority of this increase in its unrecognized tax benefit will not impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2007 and prior.  Tax years 2008, 2009, 2010, 2011 and 2012 are open to federal examination by the Internal Revenue Service (“I.R.S”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

12.  Segment Information

The Company has three reportable segments: Individual Markets, Retirement Services and Other.

Individual Markets

The Individual Markets reporting and operating segment distributes life insurance, annuity and retirement products (including individual retirement accounts (“IRAs”)) to both individuals and businesses through various

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.

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

Other

The Company’s Other reporting segment is substantially comprised of the assumption of reinsurance by Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) from CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

The following table summarizes segment financial information for the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$153,676	$—	$24,645	$178,321
Fee income	23,200	131,600	1,092	155,892
Other revenue	7,355	—	—	7,355
Net investment income	179,078	99,379	11,945	290,402
Net realized gains on investments	10,436	11,052	9	21,497
Total revenues	373,745	242,031	37,691	653,467
Benefits and expenses:
Policyholder benefits	278,307	44,977	21,341	344,625
Operating expenses	35,883	141,432	15,544	192,859
Total benefits and expenses	314,190	186,409	36,885	537,484
Income before income taxes	59,555	55,622	806	115,983
Income tax expense	22,723	18,726	306	41,755
Net income	$36,832	$36,896	$500	$74,228

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended March 31, 2012:

	Three months ended March 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$103,589	$702	$23,796	$128,087
Fee income	18,094	107,644	1,205	126,943
Net investment income	182,112	109,245	11,772	303,129
Net realized gains on investments	4,924	6,951	5	11,880
Total revenues	308,719	224,542	36,778	570,039
Benefits and expenses:
Policyholder benefits	251,393	49,533	29,221	330,147
Operating expenses	35,365	111,849	17,325	164,539
Total benefits and expenses	286,758	161,382	46,546	494,686
Income (loss) before income taxes	21,961	63,160	(9,768)	75,353
Income tax expense (benefit)	6,920	20,722	(3,282)	24,360
Net income (loss)	$15,041	$42,438	$(6,486)	$50,993

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at March 31, 2013 and December 31, 2012.  At March 31, 2013 and December 31, 2012, there were no outstanding amounts related to the credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,140,600 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2013 and December 31, 2012, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2013 and December 31, 2012 were $293,486 and $127,255, of which $10,838 and $11,031 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14.  Subsequent Event

On April 26, 2013, the Company’s Board of Directors declared a dividend of $2,000 to be paid to its sole shareholder, GWL&A Financial, during the second quarter of 2013.

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

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2013 compared with the same period in 2012. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.

Participating policyholders share in the financial results of the participating business in the form of policyholder dividends.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s condensed consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s condensed consolidated balance sheets.

The Company recorded the following on January 1, 2013 in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement:

Premium income	$42,297
Other revenue	7,355
Total	49,652

Increase (decrease) in future policy benefits	41,297
Dividends to policyholders	1,000
Total	42,297

Participating policyholders’ net income before income taxes	7,355
Income tax expense	2,574
Participating policyholders’ income	4,781

Provision for policyholders’ share of earnings on participating business	4,781
Net income available to shareholder	$—

Company Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Company for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$178	$128
Fee income	156	127
Other revenue	7	—
Net investment income	290	303
Net realized investment gains (losses)	22	12
Total revenues	653	570
Policyholder benefits	345	330
Operating expenses	192	165
Total benefits and expenses	537	495
Income before income taxes	116	75
Income tax expense	42	24
Net income	$74	$51

The Company’s consolidated net income increased by $23 million, or 45%, to $74 million for the three months ended March 31, 2013 when compared to 2012.  The increase in earnings is primarily due to improved mortality in 2013 as compared to 2012.

Premium income increased by $50 million, or 39%, to $178 million for the three months ended March 31, 2013 when compared to 2012.  This increase is primarily related to the $50 million increase in the Company’s Individual Markets segment which is driven by the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  Additionally, there was an increase in premium income as a result of growth in the business.

Fee income increased by $29 million, or 23%, to $156 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from higher average account balances generated by sales growth and the elevated performance of the U.S. equities market.  The equities market performance is evidenced by the 12% increase in the average S&P 500 index during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other revenue increased by $7 million for the three months ended March 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $13 million, or 4%, to $290 million for the three months ended March 31, 2013 when compared to 2012.  The primary drivers of the change are a $10 million decrease in unrealized gains primarily generated by derivative and hedging activities and a $3 million decrease in investment income due to lower yields partially offset by a higher invested assets balance.

Net realized investment gains (losses) increased by $10 million, or 83%, to $22 million during the three months ended March 31, 2013 when compared to 2012.  Of the increase, $7 million resulted from derivative and hedging activities and $5 million resulted from increased realized gains on sales of bonds.  This is partially offset by a decrease of $2 million due to dollar rolls.

Total benefits and expenses increased by $42 million, or 9%, to $537 million for the three months ended March 31, 2013 when compared to 2012.  The increase in benefits expense is attributable to the $27 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC.  Additionally, the Retirement Services segment had an increase of $24 million primarily driven by higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  All three segments saw a decrease in policyholder benefits due to improved mortality in 2013 as compared to 2012.

Income tax expense increased by $18 million, or 75%, to $42 million for the three months ended March 31, 2013 when compared to 2012 primarily due to an increase in net income before tax.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Individual Markets Segment Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Individual Markets segment for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$154	$104
Fee income	23	18
Other revenue	7	—
Net investment income	179	182
Net realized investment gains (losses)	11	5
Total revenues	374	309
Policyholder benefits	278	251
Operating expenses	36	36
Total benefits and expenses	314	287
Income before income taxes	60	22
Income tax expense	23	7
Net income	$37	$15

Net income for the Individual Markets segment increased by $22 million to $37 million for the three months ended March 31, 2013 when compared to 2012.  The increase in earnings is primarily due to improved mortality in 2013 as compared to 2012.

Premium income increased by $50 million, or 48%, to $154 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  Additionally, there was an increase in premium income as a result of growth in the business.

Fee income increased by $5 million, or 28%, to $23 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to the amortization of unearned revenue liability related to the single premium universal life (“SPUL”) product.  Unearned revenue liability represents policy charges for services to be provided in future periods.  The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the three months ended March 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $3 million, or 2%, to $179 million for the three months ended March 31, 2013 when compared to 2012.  The primary drivers of the change are a $2 million decrease in unrealized gains primarily generated by derivative and hedging activities and a $1 million decrease in investment income due to lower yields partially offset by a higher invested assets balance.

Net realized investment gains (losses) increased by $6 million to $11 million during the three months ended March 31, 2013 when compared to 2012.  Of the increase, $4 million resulted from increased realized gains on sales of bonds and $2 million resulted from derivative and hedging activities.

Total benefits and expenses increased by $27 million, or 9%, to $314 million for the three months ended March 31, 2013 when compared to 2012.  The change in benefits and expenses is attributable to a $27 million, or 11%, increase in policyholder benefits of which $48 million was incurred in conjunction with the termination of the reinsurance agreement with CLAC.  This was partially offset by a decrease in policyholder benefits of $20 million due to improved mortality in 2013 as compared to 2012.

Income tax expense increased by $16 million to $23 million during the three months ended March 31, 2013 when compared to 2012, primarily due to the increase in net income before taxes.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Retirement Services Segment Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Retirement Services segment for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$—	$1
Fee income	131	108
Net investment income	99	109
Net realized investment gains (losses)	11	7
Total revenues	241	225
Policyholder benefits	45	50
Operating expenses	141	112
Total benefits and expenses	186	162
Income before income taxes	55	63
Income tax expense	19	21
Net income	$36	$42

Net income for the Retirement Services segment decreased by $6 million, or 14%, to $36 million for the three months ended March 31, 2013 when compared to 2012.  The decrease is due to higher operating expenses of $29 million due to growth in the segment from sales.  Partially offsetting this decrease is higher fee income of $23 million as a result of higher average account balances due to sales and market performance.

Fee income increased by $23 million, or 21%, to $131 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.  The equities market performance is evidenced by a 12% increase in the average S&P 500 index during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Net investment income decreased by $10 million, or 9%, to $99 million for the three months ended March 31, 2013 when compared to 2012.  The primary drivers of the change are a $7 million decrease in unrealized gains primarily generated by derivative and hedging activities and a $3 million decrease in investment income due to lower yields partially offset by a higher invested assets balance.

Net realized investment gains (losses) increased by $4 million, or 57%, to $11 million during the three months ended March 31, 2013 when compared to 2012.  Of the increase, $5 million resulted from derivative and hedging activities and $2 million resulted from increased realized gains on sales of bonds.  These gains are partially offset by a decrease of $2 million due to dollar rolls.

Total benefits and expenses increased by $24 million, or 15%, to $186 million for the three months ended March 31, 2013 when compared to 2012.  The increase in benefits and expenses is primarily attributable to a $29 million, or 26%, increase in operating expenses due to higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  Offsetting the increase in operating expenses is a $5 million, or 10%, decrease in policyholder benefits primarily driven by improved mortality in 2013 as compared to 2012, as well as a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense decreased by $2 million, or 10%, to $19 million during the three months ended March 31, 2013 when compared to 2012.  The increase is primarily due to the decrease in income before income taxes.

Other Segment Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Company’s Other segment for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$25	$24
Fee income	1	1
Net investment income	12	12
Total revenues	38	37
Policyholder benefits	21	29
Operating expenses	16	18
Total benefits and expenses	37	47
Income (loss) before income taxes	1	(10)
Income tax expense (benefit)	—	(3)
Net income (loss)	$1	$(7)

The Company’s Other reporting segment is substantially comprised of the assumption of reinsurance by Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) from CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Net income (loss) for the Company’s Other segment changed by $8 million from a loss of $7 million to income of $1 million during the three months ended March 31, 2013 when compared to 2012.  The increase in income is primarily due to an $8 million decrease in benefits expense as a result of improved mortality and lower persistency in 2013 as compared to 2012.  Additionally, there was a $2 million decrease in operating expenses primarily due to lower consulting expenses on strategic initiatives.  These improvements to net income were partially offset by an increase in tax expense of $3 million as a result of higher income before income taxes.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at March 31, 2013 and December 31, 2012 follows:

(In millions)	March 31, 2013		December 31, 2012
Fixed maturities, available-for-sale	$18,691	66.7%	$18,188	69.7%
Fixed maturities, held for trading	175	0.6%	368	1.4%
Mortgage loans on real estate	2,898	10.4%	2,882	11.0%
Policy loans	4,183	14.9%	4,260	16.3%
Short-term investments, available-for-sale	1,926	6.9%	266	1.0%
Limited partnership and other corporation interests	113	0.4%	125	0.5%
Other investments	22	0.1%	21	0.1%
Total investments	$28,008	100.0%	$26,110	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at March 31, 2013 and December 31, 2012 is summarized as follows:

Credit Rating	March 31, 2013	December 31, 2012
AAA	28.1%	30.0%
AA	15.5%	14.4%
A	25.9%	23.9%
BBB	28.9%	30.1%
BB and below (Non-investment grade)	1.6%	1.6%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities, at March 31, 2013 and December 31, 2012:

Sector	March 31, 2013	December 31, 2012
Utility	18.3%	17.9%
Finance	10.2%	10.4%
Consumer	10.4%	10.1%
Natural resources	5.3%	5.1%
Transportation	2.6%	2.7%
Other	10.4%	10.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $4 million at March 31, 2013 from December 31, 2012.  Level 3 assets at March 31, 2013 were $263 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $267 million or 1% at December 31, 2012.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program, reverse repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government, U.S. Government Agency, or investment grade corporate debt securities.  Some cash collateral may be invested in short-term reverse repurchase agreements which are collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2013 and December 31, 2012, the Company had $44 million and $138 million, respectively, of securities out on loan, $750 million and $4 million, respectively, in short-term reverse repurchase agreements and $1,910 million and zero, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The increase in dollar repurchase agreements during the period ended March 31, 2013 was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the three months ended March 31,

2013 and the year ended December 31, 2012, the Company originated 5 and 36 new loans with aggregate principal balances of $40 million and $525 million, respectively.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

•             Valuation of policy benefit liabilities; and

•             Valuation of DAC.

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contractholders in connection with surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contractholder withdrawals.  A primary liquidity concern regarding investment activity is the risk of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments, excluding collateral on dollar repurchase agreements, and cash that totaled $209 million and $278 million as of March 31, 2013 and December 31, 2012, respectively.  In addition, 98% of the fixed maturity portfolio carried an investment grade rating at March 31, 2013 and December 31, 2012, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $97 million and $98 million of commercial paper outstanding at March 31, 2013 and December 31, 2012, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2013.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

(b)         There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•                        A failure in cyber or information security systems could result in a loss or disclosure of confidential information, damage the Company’s reputation or impair its ability to conduct business effectively.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	May 3, 2013
James H. Van Harmelen, Senior Vice President and Corporate Controller
(Duly authorized Officer and Chief Accounting Officer)