Form 10-Q
period 2013-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-08-05
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐                            No ☒

As of August 1, 2013, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information

Item1.    Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012

(In Thousands, Except Share Amounts)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,457,961 and $16,756,216)	$18,209,545	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $193,451 and $356,012)	198,926	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,057,906	2,881,758
Policy loans	4,181,279	4,260,200
Short-term investments, available-for-sale (amortized cost $1,997,680 and $266,332)	1,997,680	266,332
Limited partnership and other corporation interests	102,000	124,814
Other investments	19,682	21,328
Total investments	27,767,018	26,110,376

Other assets:
Cash	5,558	11,387
Reinsurance receivable	618,858	638,797
Deferred acquisition costs and value of business acquired	272,466	204,461
Investment income due and accrued	241,889	257,028
Collateral under securities lending agreements	64,116	142,022
Due from parent and affiliates	71,491	82,828
Goodwill	105,255	105,255
Other intangible assets	16,853	18,249
Other assets	654,493	609,623
Assets of discontinued operations	30,681	33,053
Separate account assets	25,369,168	24,605,526
Total assets	$55,217,846	$52,818,605

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012

(In Thousands, Except Share Amounts)

	June 30, 2013	December 31, 2012

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$23,749,694	$23,480,618
Policy and contract claims	319,295	321,375
Policyholders’ funds	373,373	374,821
Provision for policyholders’ dividends	64,761	63,102
Undistributed earnings on participating business	12,406	10,393
Total policy benefit liabilities	24,519,529	24,250,309

General liabilities:
Due to parent and affiliates	537,450	544,447
Repurchase agreements	1,894,338	—
Commercial paper	93,788	97,987
Payable under securities lending agreements	64,116	142,022
Deferred income tax liabilities, net	124,047	288,995
Other liabilities	710,799	719,969
Liabilities of discontinued operations	30,681	33,053
Separate account liabilities	25,369,168	24,605,526
Total liabilities	53,343,916	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	772,360	771,041
Accumulated other comprehensive income (loss)	300,808	635,699
Retained earnings	793,730	722,525
Total stockholder’s equity	1,873,930	2,136,297
Total liabilities and stockholder’s equity	$55,217,846	$52,818,605

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Premium income	$66,357	$75,391	$244,678	$203,478
Fee income	163,331	135,160	319,223	262,103
Other revenue	—	—	7,355	—
Net investment income	299,179	299,792	589,581	602,921
Realized investment gains (losses), net:
Total other-than-temporary impairments	359	—	(61)	(254)
Other-than-temporary impairments transferred to other comprehensive income (loss)	—	—	(434)	—
Other realized investment gains, net	(1,353)	24,919	20,998	37,053
Total realized investment gains (losses), net	(994)	24,919	20,503	36,799
Total revenues	527,873	535,262	1,181,340	1,105,301
Benefits and expenses:
Life and other policy benefits	164,044	179,545	309,636	360,454
Increase (decrease) in future policy benefits	(32,985)	(57,657)	12,286	(58,288)
Interest paid or credited to contractholders	121,796	130,400	248,727	257,689
Provision for policyholders’ share of earnings on participating business	(483)	558	4,496	2,188
Dividends to policyholders	12,868	11,775	34,720	32,725
Total benefits, net	265,240	264,621	609,865	594,768
General insurance expenses	172,728	151,858	340,152	291,615
Amortization of deferred acquisition costs and value of business acquired	16,783	15,789	32,881	31,231
Interest expense	9,335	9,351	18,673	18,690
Total benefits and expenses, net	464,086	441,619	1,001,571	936,304
Income before income taxes	63,787	93,643	179,769	168,997
Income tax expense	20,374	32,595	62,129	56,955
Net income	$43,413	$61,048	$117,640	$112,042

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$43,413	$61,048	$117,640	$112,042
Components of other comprehensive income (loss)
Unrealized gains (losses) arising on fixed maturities, available-for-sale (1)	(612,083)	177,624	(652,701)	211,734
Net change during the period related to cash flow hedges	(7,040)	11,585	16,908	7,039
Reclassification adjustment for (gains) losses realized in net income	2,251	(27,290)	(19,436)	(44,681)
Net unrealized gains (losses) related to investments	(616,872)	161,919	(655,229)	174,092
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	125,324	(41,214)	140,011	(29,063)
Other comprehensive income (loss) before income taxes	(491,548)	120,705	(515,218)	145,029
Income tax (benefit) expense related to items of other comprehensive income (loss)	(172,042)	42,247	(180,327)	50,760
Other comprehensive income (loss)	(319,506)	78,458	(334,891)	94,269
Comprehensive income (loss)	$(276,093)	$139,506	$(217,251)	$206,311

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale in the amounts of $2,919 and $1,215 for the three months ended June 30, 2013 and 2012, respectively, and $6,645 and $6,933 for the six months ended June 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2013
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				117,640	117,640
Other comprehensive income (loss), net of income taxes			(334,891)		(334,891)
Dividends				(46,435)	(46,435)
Capital contribution - stock-based compensation		1,266			1,266
Income tax benefit on stock options exercised		53			53
Balances, June 30, 2013	$7,032	$772,360	$300,808	$793,730	$1,873,930

	Six Months Ended June 30, 2012
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				112,042	112,042
Other comprehensive income (loss), net of income taxes			94,269		94,269
Dividends				(103,200)	(103,200)
Capital contribution - stock-based compensation		1,121			1,121
Income tax benefit on stock-based compensation		46			46
Balances, June 30, 2012	$7,032	$769,414	$564,251	$677,654	$2,018,351

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities	$581,270	$226,115

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	6,078,196	2,979,149
Mortgage loans on real estate	86,171	42,733
Limited partnership interests, other corporation interests and other investments	18,374	23,585
Purchases of investments:
Fixed maturities, available-for-sale	(4,823,436)	(2,412,666)
Mortgage loans on real estate	(258,206)	(71,091)
Limited partnership interests, other corporation interests and other investments	(1,360)	(3,744)
Net change in short-term investments	(3,682,162)	(2,115,747)
Net change in repurchase agreements	1,894,338	1,098,522
Policy loans, net	37	1,339
Purchases of furniture, equipment and software	(10,127)	(9,005)
Net cash used in investing activities	(698,175)	(466,925)

Cash flows from financing activities:
Contract deposits	1,062,743	1,265,415
Contract withdrawals	(919,009)	(906,445)
Change in due to parent and affiliates	499	(10,279)
Dividends paid	(46,435)	(103,200)
Net commercial paper borrowings	(4,199)	(2,551)
Change in bank overdrafts	17,424	(609)
Income tax benefit of stock option exercises	53	46
Net cash provided by financing activities	111,076	242,377

Net decrease in cash	(5,829)	1,567
Cash, beginning of year	11,387	7,593
Cash, end of period	$5,558	$9,160

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$8,265	$28,734
Interest	(18,673)	(18,690)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,266	$1,121
Assets acquired in settlement of fixed maturity investment	—	1,125
Assets received from limited partnership investment distributions	(4,571)	—
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	(44,104)	—
Policy loans acquired in reinsurance termination (See Note 4)	(6,468)	—

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2012, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2013, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2013, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, valuation of deferred acquisition costs (“DAC”), valuation of policy benefit liabilities, valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

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

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis.  ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12.  ASU No. 2013-02 was effective for fiscal years and interim periods within those years beginning after December 15, 2012.  The Company adopted the provisions of ASU No. 2013-02 for its fiscal year beginning January 1, 2013. The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for amounts reclassified out of accumulated other comprehensive income in Note 9.

3.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the six months ended June 30, 2013 and 2012, the Company paid dividends of $46,435 and $103,200, respectively, to its parent, GWL&A Financial.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$2,871,240	$60,161	$30,931	$2,900,470	$—
Obligations of U.S. states and their subdivisions	1,731,629	235,248	7,784	1,959,093	—
Foreign government securities	2,698	—	25	2,673	—
Corporate debt securities (2)	10,164,568	618,701	240,214	10,543,055	(2,455)
Asset-backed securities	1,743,165	120,098	32,660	1,830,603	(78,652)
Residential mortgage-backed securities	338,222	11,948	2,490	347,680	(214)
Commercial mortgage-backed securities	593,273	26,092	5,976	613,389	—
Collateralized debt obligations	13,166	14	598	12,582	—
Total fixed maturities	$17,457,961	$1,072,262	$320,678	$18,209,545	$(81,321)

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

(2) Includes perpetual debt investments with amortized cost of $172,054 and estimated fair value of $135,573.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at June 30, 2013, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$815,999	$849,614
Maturing after one year through five years	3,071,738	3,321,878
Maturing after five years through ten years	3,626,928	3,889,260
Maturing after ten years	4,607,710	4,669,382
Mortgage-backed and asset-backed securities	5,335,586	5,479,411
	$17,457,961	$18,209,545

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$2,059,748	$964,142	$5,360,913	$2,390,054
Gross realized gains from sales	18,790	25,903	52,003	45,922
Gross realized losses from sales	19,998	1,420	30,167	3,414

For the three months ended June 30, 2013, gross realized losses from sales were attributable to sales of certain perpetual debt investments.

Included in net investment income are unrealized losses of $6,575 and $634 on held-for-trading fixed maturity investments still held at June 30, 2013 and December 31, 2012, respectively.

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Principal	$3,044,912	$2,866,411
Unamortized premium (discount)	15,884	18,237
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,057,906	$2,881,758

The recorded investment of the mortgage loan portfolio categorized as performing was $3,060,796 and $2,884,648 as of June 30, 2013 and December 31, 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes activity in the mortgage provision allowance for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six months ended June 30, 2013	Year ended December 31, 2012
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$21,130
Provision increases	273	1,067
Charge-off	(273)	(992)
Recovery	—	(75)
Provision decreases	—	(18,240)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,060,796	$2,884,648
Individually evaluated for impairment	21,167	14,970
Collectively evaluated for impairment	3,039,629	2,869,678

Limited partnership and other corporation interests — At June 30, 2013 and December 31, 2012, the Company had $102,000 and $124,814, respectively, invested in limited partnership and other corporation interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $51,351 and $71,370 at June 30, 2013 and December 31, 2012, respectively.

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,835 and $15,791 at June 30, 2013 and December 31, 2012, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $62,096 and $138,654 and estimated fair values of $61,918 and $138,297 were on loan under the program at June 30, 2013 and December 31, 2012, respectively.  The Company received restricted cash collateral of $64,116 and $142,022 at June 30, 2013 and December 31, 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$1,762,036	$30,776	$4,532	$155	$1,766,568	$30,931
Obligations of U.S. states and their subdivisions	135,157	7,784	—	—	135,157	7,784
Foreign government securities	2,673	25	—	—	2,673	25
Corporate debt securities	2,651,521	173,565	228,995	66,649	2,880,516	240,214
Asset-backed securities	273,746	10,285	354,453	22,375	628,199	32,660
Residential mortgage-backed securities	36,313	2,471	1,104	19	37,417	2,490
Commercial mortgage-backed securities	77,276	5,976	—	—	77,276	5,976
Collateralized debt obligations	—	—	12,550	598	12,550	598
Total fixed maturities	$4,938,722	$230,882	$601,634	$89,796	$5,540,356	$320,678

Total number of securities in an unrealized loss position		361		92		453

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$538,612	$3,270	$7,252	$141	$545,864	$3,411
Obligations of U.S. states and their subdivisions	25,679	229	—	—	25,679	229
Corporate debt securities	527,280	12,287	291,611	99,264	818,891	111,551
Asset-backed securities	30,810	97	647,715	54,357	678,525	54,454
Residential mortgage-backed securities	9,834	8	1,210	22	11,044	30
Commercial mortgage-backed securities	34,727	169	35,960	1,134	70,687	1,303
Collateralized debt obligations	—	—	11,963	1,770	11,963	1,770
Total fixed maturities	$1,166,942	$16,060	$995,711	$156,688	$2,162,653	$172,748

Total number of securities in an unrealized loss position		85		133		218

Fixed maturity investments — Total unrealized losses and OTTI increased by $147,930, or 86%, from December 31, 2012 to June 30, 2013.  This increase in unrealized losses was across most asset classes and reflects an increase in interest rates and widening credit spreads.

Unrealized losses and OTTI less than twelve months increased by $214,822 from December 31, 2012 to June 30, 2013.  This increase was across all asset classes and was due to higher interest rates and widening credit spreads resulting in generally lower valuations of these fixed maturity securities.  The securities continue to be rated investment grade.

The utility and finance sectors account for 31% and 30%, respectively, of the corporate debt securities’ total unrealized loss at June 30, 2013.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Corporate debt securities account for 74% of the unrealized losses and OTTI greater than twelve months.  Of the $66,649 of unrealized losses and OTTI over twelve months on corporate debt securities, 76% are on securities which continue to be rated investment grade.  Non-investment grade corporate debt securities account for $15,714 of the unrealized losses and OTTI greater than twelve months and $14,323 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low LIBOR based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 25% of the unrealized losses and OTTI greater than twelve months.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

See Note 8 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$167,961	$186,999	$167,788	$186,999
Additional credit loss recognized on securities previously impaired	—	—	173	—
Ending balance	$167,961	$186,999	$167,961	$186,999

6.  Derivative Financial Instruments

Derivative transactions are entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The aggregate fair value of derivative instruments with credit-risk-related contingent features where the Company is in a net liability position was $80,605 and $55,875 as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, the Company had pledged $83,160 and $54,400, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

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

At June 30, 2013, the Company estimated $7,761 of net derivative gains included in AOCI will be reclassified into net income within the next twelve months.

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

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

Derivatives not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, exchange-traded equity index futures on certain indices, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and interest rate futures.

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

The following tables summarize derivative financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$193,700	$17,671	$17,671	$—
Cross-currency swaps	634,717	(103,581)	6,010	109,591
Total cash flow hedges	828,417	(85,910)	23,681	109,591

Fair value hedges:
Interest rate swaps	121,776	5,689	5,830	141
Total fair value hedges	121,776	5,689	5,830	141

Total derivatives designated as hedges	950,193	(80,221)	29,511	109,732

Derivatives not designated as hedges:
Interest rate swaps	37,100	(1,010)	749	1,759
Futures on equity indices	4,836	—	—	—
Interest rate futures	17,000	—	—	—
Interest rate swaptions	593,874	849	849	—

Total derivatives not designated as hedges	652,810	(161)	1,598	1,759

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,603,003	$(80,382)	$31,109	$111,491

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

The Company had 32 and 75 interest rate swap transactions with an average notional amount of $2,821 and $8,685 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company had 15 and 23 cross-currency swap transactions with an average notional amount of $11,601 and $12,710, respectively.  The Company had 379 and 931 futures transactions with an average number of contracts per transaction of 11 and 11 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  The Company had 26 and 46 swaption transactions with an average notional amount of $5,123 and $5,528 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

Significant changes in the derivative notional amount during the six months ended June 30, 2013 were primarily due to the following:

•                  The net decrease of $201,311 in interest rate swaps, interest rate swaptions and futures was primarily due to (i) a change in the Company’s interest rate risk hedging strategy and (ii) the closing of fair value hedges associated with the concurrent sale of certain fixed rate maturity investments.

•                  The increase of $210,469 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of $5,279 and $2,195 for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized total derivative gains (losses) in net investment income of $4,805 and $10,382 for the six-month periods ended June 30, 2013 and 2012, respectively. The Company recognized net investment gains (losses) on closed derivative positions of

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

($4,038) and ($869) for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($3,588) and ($6,963) for the six-month periods ended June 30, 2013 and 2012, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(7,108)	$5,698	$3,225	$699	(A)
Cross-currency swaps	68	5,887	—	—
Interest rate futures	—	—	16	16	(A)
Total cash flow hedges	$(7,040)	$11,585	$3,241	$715

(A) Net investment income.

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(9,801)	$6,206	$3,916	$1,442	(A)
Cross-currency swaps	26,709	833	—	—
Interest rate futures	—	—	32	32	(A)
Total cash flow hedges	$16,908	$7,039	$3,948	$1,474

(A) Net investment income.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended June 30,			Three months ended June 30,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$5,188	$(1,832	) (A)	$—	$—
Interest rate swaps	(569)	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(4,166)	1,832	(A)
Items hedged in interest rate swaps	—	—		(453)	—	(B)
Total fair value hedges	$4,619	$(1,832)		$(4,619)	$1,832

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Six months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$7,080	$(693	)(A)	$—	$—
Interest rate swaps	(185)	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(6,058)	693	(A)
Items hedged in interest rate swaps	—	—		(837)	—	(B)
Total fair value hedges	$6,895	$(693)		$(6,895)	$693

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three months ended June 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$62	(A)	$106	(A)
Futures on equity indices	(878	)(B)	50	(B)
Interest rate swaps	(800	)(A)	1,003	(A)
Interest rate swaps	(473	)(B)	(136	)(B)
Interest rate futures	860	(A)	146	(A)
Interest rate futures	(982	)(B)	(360	)(B)
Interest rate swaptions	894	(A)	225	(A)
Interest rate swaptions	(683	)(B)	(423	)(B)

Total derivatives not designated as hedging instruments	$(2,000)		$611

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six months ended June 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$86	(A)	$79	(A)
Futures on equity indices	(1,112	)(B)	(224	)(B)
Interest rate swaps	(1,315	)(A)	8,879	(A)
Interest rate swaps	(636	)(B)	(4,432	)(B)
Interest rate futures	(520	)(A)	(284	)(A)
Interest rate futures	490	(B)	(1,537	)(B)
Interest rate swaptions	1,584	(A)	234	(A)
Interest rate swaptions	(1,308	)(B)	(770	)(B)

Total derivatives not designated as hedging instruments	$(2,731)		$1,945

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

7.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  In the event of default or bankruptcy of the Company, there are circumstances whereby a regulator under Colorado insolvency laws may disallow set-off and close-out netting.  The Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$32,690	$(32,468)	$—	$222
Short-term reverse repurchase agreements (3)	750,000	(750,000)	—	—
Total financial instruments (assets)	$782,690	$(782,468)	$—	$222

	June 30, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$113,564	$(32,468)	$(80,573)	$523

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.

(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets and includes income and expense accruals.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments, available-for sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.

(4) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the condensed consolidated balance sheets and includes income and expense accruals.

	December 31, 2012
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$26,647	$(26,647)	$—	$—
Short-term reverse repurchase agreements (3)	4,138	(4,138)	—	—
Total financial instruments (assets)	$30,785	$(30,785)	$—	$—

	December 31, 2012
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$87,093	$(26,647)	$(54,400)	$6,046

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.

(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets and includes income and expense accruals.

(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments, available-for sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.

(4) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the condensed consolidated balance sheets and includes income and expense accruals.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category as of June 30, 2013 and December 31, 2012:

	Assets and liabilities measured at
	fair value on a recurring basis
	June 30, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,900,470	$—	$2,900,470
Obligations of U.S. states and their subdivisions	—	1,959,093	—	1,959,093
Foreign government securities	—	2,673	—	2,673
Corporate debt securities	—	10,541,259	1,796	10,543,055
Asset-backed securities	—	1,569,835	260,768	1,830,603
Residential mortgage-backed securities	—	347,680	—	347,680
Commercial mortgage-backed securities	—	613,389	—	613,389
Collateralized debt obligations	—	12,550	32	12,582
Total fixed maturities available-for-sale	—	17,946,949	262,596	18,209,545
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	98,397	—	98,397
Corporate debt securities	—	58,842	—	58,842
Asset-backed securities	—	41,687	—	41,687
Total fixed maturities held for trading	—	198,926	—	198,926
Short-term investments available-for-sale	189,222	1,808,458	—	1,997,680
Collateral under securities lending agreements	64,116	—	—	64,116
Collateral under derivative counterparty collateral agreements	83,160	—	—	83,160
Derivative instruments designated as hedges:
Interest rate swaps	—	23,501	—	23,501
Cross-currency swaps	—	6,010	—	6,010
Derivative instruments not designated as hedges:
Interest rate swaps	—	749	—	749
Interest rate swaptions	—	849	—	849
Total derivative instruments	—	31,109	—	31,109
Separate account assets	13,123,478	12,245,690	—	25,369,168
Total assets	$13,459,976	$32,231,132	$262,596	$45,953,704

Liabilities
Payable under securities lending agreements	$64,116	$—	$—	$64,116
Derivative instruments designated as hedges:
Interest rate swaps	—	141	—	141
Cross-currency swaps	—	109,591	—	109,591
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,759	—	1,759
Total derivative instruments	—	111,491	—	111,491
Separate account liabilities (1)	34	188,857		188,891
Total liabilities	$64,150	$300,348	$—	$364,498

(1) Includes only separate account instruments which are carried at the fair value of the underlying invested liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$2,834,074	$—	$2,834,074
Obligations of U.S. states and their subdivisions	—	2,018,505	—	2,018,505
Corporate debt securities	—	10,372,269	1,822	10,374,091
Asset-backed securities	—	1,595,601	265,538	1,861,139
Residential mortgage-backed securities	—	425,585	—	425,585
Commercial mortgage-backed securities	—	662,955	—	662,955
Collateralized debt obligations	—	11,963	32	11,995
Total fixed maturities available-for-sale	—	17,920,952	267,392	18,188,344
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	263,634	—	263,634
Corporate debt securities	—	61,336	—	61,336
Asset-backed securities	—	42,630	—	42,630
Total fixed maturities held for trading	—	367,600	—	367,600
Short-term investments available-for-sale	19,459	246,873	—	266,332
Collateral under securities lending agreements	142,022	—	—	142,022
Collateral under derivative counterparty collateral agreements	54,400	—	—	54,400
Derivative instruments designated as hedges:
Interest rate swaps	—	26,371	—	26,371
Cross-currency swaps	—	4,643	—	4,643
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,062	—	1,062
Interest rate swaptions	—	342	—	342
Total derivative instruments	—	32,418	—	32,418
Separate account assets	12,171,024	12,434,502	—	24,605,526
Total assets	$12,386,905	$31,002,345	$267,392	$43,656,642

Liabilities
Payable under securities lending agreements	$142,022	$—	$—	$142,022
Derivative instruments designated as hedges:
Interest rate swaps	—	1,649	—	1,649
Cross-currency swaps	—	85,752	—	85,752
Derivative instruments not designated as hedges:
Interest rate swaps	—	757	—	757
Total derivative instruments	—	88,158	—	88,158
Separate account liabilities (1)	14	352,653	—	352,667
Total liabilities	$142,036	$440,811	$—	$582,847

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

Separate account assets and liabilities

Separate account assets and liabilities primarily include investments in mutual fund, fixed maturity and short-term securities.  Mutual funds are recorded at net asset value, which approximates fair value, on a daily basis.  The fixed maturity and short-term investments are valued in the same manner and using the same pricing sources and inputs as the fixed maturity and short-term investments of the Company.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, April 1, 2013	$1,801	$261,503	$32	$263,336
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(7)	11,589	—	11,582
Settlements	2	(12,324)	—	(12,322)
Balance, June 30, 2013	$1,796	$260,768	$32	$262,596
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2013	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Three months ended June 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, April 1, 2012	$16,301	$275,635	$21	$291,957
Realized and unrealized gains (losses) included in:
Net income	152	—	—	152
Other comprehensive income (loss)	(259)	1,180	(1)	920
Sales	(762)	—	—	(762)
Settlements	(923)	(7,780)	(1)	(8,704)
Transfers out of Level 3 (1)	(9,049)	—	—	(9,049)
Balance, June 30, 2012	$5,460	$269,035	$19	$274,514
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2012	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities
	Six months ended June 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(23)	18,594	—	18,571
Settlements	(3)	(23,364)	—	(23,367)
Balance, June 30, 2013	$1,796	$260,768	$32	$262,596
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2013	$—	$—	$—	$—

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$260,709	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	4

			Adjusted ABX Index spread assumption (2)	551

(1) Includes home improvement loans only.

(2) Includes an internally calculated liquidity premium adjustment of 217.

At June 30, 2013, after adjusting the Asset Backed Securities Index (“ABX Index”) spread assumption by the liquidity premium, the overall discount rate ranged from 289 to 869 basis points.  The constant default rate assumption ranged from 0.8 to 9.2.

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

At December 31, 2012, after adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 384 to 918 basis points.  The constant default rate assumption ranged from 1.2 to 7.9.

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

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,057,906	$3,145,236	$2,881,758	$3,114,796
Policy loans	4,181,279	4,181,279	4,260,200	4,260,200
Limited partnership interests	47,438	46,896	46,707	43,954
Other investments	18,497	44,696	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$9,757,842	$9,508,711	$9,622,357	$9,731,734
Policyholders’ funds	373,373	373,373	374,821	374,821
Repurchase agreements	1,894,338	1,894,338	—	—
Commercial paper	93,788	93,788	97,987	97,987
Notes payable	532,505	545,922	532,491	563,860

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

9.      Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2013	$887,640	$40,068	$(184,599)	$(122,795)	$620,314
Other comprehensive income (loss) before reclassifications	(397,854)	(4,576)	81,461	—	(320,969)
Amounts reclassified from AOCI	3,569	(2,106)	—	—	1,463
Net current period other comprehensive income (loss)	(394,285)	(6,682)	81,461	—	(319,506)
Balances, June 30, 2013	$493,355	$33,386	$(103,138)	$(122,795)	$300,808

	Three months ended June 30, 2012
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2012	$658,165	$37,555	$(131,756)	$(78,171)	$485,793
Other comprehensive income (loss) before reclassifications	115,455	7,530	(26,789)	—	96,196
Amounts reclassified from AOCI	(17,273)	(465)	—	—	(17,738)
Net current period other comprehensive income (loss)	98,182	7,065	(26,789)	—	78,458
Balances, June 30, 2012	$756,347	$44,620	$(158,545)	$(78,171)	$564,251

	Six months ended June 30, 2013
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(424,256)	10,990	91,008	—	(322,258)
Amounts reclassified from AOCI	(10,067)	(2,566)	—	—	(12,633)
Net current period other comprehensive income (loss)	(434,323)	8,424	91,008	—	(334,891)
Balances, June 30, 2013	$493,355	$33,386	$(103,138)	$(122,795)	$300,808

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2012
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	137,627	4,575	(18,891)	—	123,311
Amounts reclassified from AOCI	(28,084)	(958)	—	—	(29,042)
Net current period other comprehensive income (loss)	109,543	3,617	(18,891)	—	94,269
Balances, June 30, 2012	$756,348	$44,620	$(158,546)	$(78,171)	$564,251

The following tables present the related tax effects allocated to each component of other comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(612,083)	$214,229	$(397,854)
Net changes during the year related to cash flow hedges	(7,040)	2,464	(4,576)
Reclassification adjustment for (gains) losses realized in net income	2,251	(788)	1,463
Net unrealized gains (losses)	(616,872)	215,905	(400,967)
Future policy benefits, DAC, and VOBA adjustments	125,324	(43,863)	81,461
Net unrealized gains (losses)	(491,548)	172,042	(319,506)
Other comprehensive income (loss)	$(491,548)	$172,042	$(319,506)

	Three months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$177,624	$(62,169)	$115,455
Net changes during the year related to cash flow hedges	11,585	(4,055)	7,530
Reclassification adjustment for (gains) losses realized in net income	(27,290)	9,552	(17,738)
Net unrealized gains (losses)	161,919	(56,672)	105,247
Future policy benefits, DAC, and VOBA adjustments	(41,214)	14,425	(26,789)
Net unrealized gains (losses)	120,705	(42,247)	78,458
Other comprehensive income (loss)	$120,705	$(42,247)	$78,458

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(652,701)	$228,445	$(424,256)
Net changes during the year related to cash flow hedges	16,908	(5,918)	10,990
Reclassification adjustment for (gains) losses realized in net income	(19,436)	6,803	(12,633)
Net unrealized gains (losses)	(655,229)	229,330	(425,899)
Future policy benefits, DAC, and VOBA adjustments	140,011	(49,003)	91,008
Net unrealized gains (losses)	(515,218)	180,327	(334,891)
Other comprehensive income (loss)	$(515,218)	$180,327	$(334,891)

	Six months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$211,734	$(74,107)	$137,627
Net changes during the year related to cash flow hedges	7,039	(2,464)	4,575
Reclassification adjustment for (gains) losses realized in net income	(44,681)	15,639	(29,042)
Net unrealized gains (losses)	174,092	(60,932)	113,160
Future policy benefits, DAC, and VOBA adjustments	(29,063)	10,172	(18,891)
Net unrealized gains (losses)	145,029	(50,760)	94,269
Other comprehensive income (loss)	$145,029	$(50,760)	$94,269

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three and six-months ended June 30, 2013:

Three months ended June 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$5,492	Other realized investment gains, net
	5,492	Total before tax
	1,923	Tax expense or benefit
	$3,569	Net of tax

Gains / (losses) on cash flow hedges	$(3,241)	Net investment income
	(3,241)	Total before tax
	(1,135)	Tax expense or benefit
	$(2,106)	Net of tax

Total reclassification for the period	$1,463	Net of tax

Six months ended June 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$(15,488)	Other realized investment gains, net
	(15,488)	Total before tax
	(5,421)	Tax expense or benefit
	$(10,067)	Net of tax

Gains / (losses) on cash flow hedges	$(3,948)	Net investment income
	(3,948)	Total before tax
	(1,382)	Tax expense or benefit
	$(2,566)	Net of tax

Total reclassification for the period	$(12,633)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

10.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012 includes the following components:

	Three months ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2013	2012	2013	2012	2013	2012
Components of net periodic cost (benefit):
Service cost	$1,260	$1,136	$233	$225	$250	$562
Interest cost	5,171	5,258	123	150	637	724
Expected return on plan assets	(6,029)	(5,462)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	13	13	(413)	(413)	233	233
Amortization of loss (gain) from earlier periods	3,895	2,524	(104)	(94)	325	147
Net periodic cost (benefit)	$4,310	$3,469	$(161)	$(132)	$1,445	$1,666

	Six months ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2013	2012	2013	2012	2013	2012
Components of net periodic cost (benefit):
Service cost	$2,519	$2,175	$465	$408	$501	$492
Interest cost	10,344	10,472	246	284	1,274	1,448
Expected return on plan assets	(12,058)	(10,889)	—	—	—	—
Amortization of transition obligation	—	—	—	(825)	—	—
Amortization of unrecognized prior service cost (benefit)	26	26	(825)	—	466	466
Amortization of loss (gain) from earlier periods	7,789	4,370	(207)	(227)	650	294
Net periodic cost (benefit)	$8,620	$6,154	$(321)	$(360)	$2,891	$2,700

The Company expects to make payments of approximately $564 with respect to its Post-Retirement Medical Plan and $3,720 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2013.  The Company expects to make contributions of $6,075 to its Defined Benefit Pension Plan during the year ended December 31, 2013.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan for the three and six-months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$2,025	$10,056
Payments to the Post-Retirement Medical Plan	129	63
Payments to the Supplemental Executive Retirement Plan	930	698

	Six months ended June 30,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$2,025	$13,300
Payments to the Post-Retirement Medical Plan	282	237
Payments to the Supplemental Executive Retirement Plan	1,860	1,396

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

11.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Current	$16,225	$24,009	$45,413	$32,682
Deferred	4,149	8,586	16,716	24,273
Total income tax provision	$20,374	$32,595	$62,129	$56,955

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the six-month periods ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.1)%	(2.2)%
Tax credits	(1.3)%	(1.3)%
State income taxes, net of federal benefit	1.6%	1.2%
Other, net	1.4%	1.0%
Effective income tax rate	34.6%	33.7%

During the six months ended June 30, 2013 and 2012, the Company recorded an increase in unrecognized tax benefits in the amount of $5,776 and $4,867, respectively.  The Company anticipates additional increases to its unrecognized tax benefits of $3,500 to $5,500 in the next twelve months.  The Company expects that the majority of this increase in its unrecognized tax benefit will not impact the effective tax rate.

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

The following table summarizes segment financial information for the three months ended June 30, 2013:

	Three months ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$28,908	$1,184	$36,265	$66,357
Fee income	24,175	138,075	1,081	163,331
Other revenue	—	—	—	—
Net investment income	184,045	103,186	11,948	299,179
Net realized gains on investments	13,954	(14,952)	4	(994)
Total revenues	251,082	227,493	49,298	527,873
Benefits and expenses:
Policyholder benefits	175,667	48,384	41,189	265,240
Operating expenses	37,525	140,345	20,976	198,846
Total benefits and expenses	213,192	188,749	62,165	464,086
Income (loss) before income taxes	37,890	38,764	(12,867)	63,787
Income tax expense (benefit)	12,158	12,926	(4,710)	20,374
Net income (loss)	$25,732	$25,838	$(8,157)	$43,413

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended June 30, 2012:

	Three months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$42,170	$1,164	$32,057	$75,391
Fee income	18,803	115,136	1,221	135,160
Net investment income	182,781	105,134	11,877	299,792
Net realized gains on investments	10,945	13,946	28	24,919
Total revenues	254,699	235,380	45,183	535,262
Benefits and expenses:
Policyholder benefits	183,452	52,845	28,324	264,621
Operating expenses	31,168	128,247	17,583	176,998
Total benefits and expenses	214,620	181,092	45,907	441,619
Income (loss) before income taxes	40,079	54,288	(724)	93,643
Income tax expense (benefit)	13,961	18,152	482	32,595
Net income (loss)	$26,118	$36,136	$(1,206)	$61,048

The following table summarizes segment financial information for the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$182,584	$1,184	$60,910	$244,678
Fee income	47,374	269,676	2,173	319,223
Other revenue	7,355	—	—	7,355
Net investment income	363,123	202,565	23,893	589,581
Net realized gains on investments	24,390	(3,900)	13	20,503
Total revenues	624,826	469,525	86,989	1,181,340
Benefits and expenses:
Policyholder benefits	453,974	93,361	62,530	609,865
Operating expenses	73,408	281,778	36,520	391,706
Total benefits and expenses	527,382	375,139	99,050	1,001,571
Income (loss) before income taxes	97,444	94,386	(12,061)	179,769
Income tax expense (benefit)	34,881	31,652	(4,404)	62,129
Net income (loss)	$62,563	$62,734	$(7,657)	$117,640

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$145,759	$1,865	$55,854	$203,478
Fee income	36,898	222,780	2,425	262,103
Net investment income	364,893	214,379	23,649	602,921
Net realized gains on investments	15,868	20,898	33	36,799
Total revenues	563,418	459,922	81,961	1,105,301
Benefits and expenses:
Policyholder benefits	434,844	102,379	57,545	594,768
Operating expenses	66,534	240,095	34,907	341,536
Total benefits and expenses	501,378	342,474	92,452	936,304
Income (loss) before income taxes	62,040	117,448	(10,491)	168,997
Income tax expense (benefit)	20,880	38,874	(2,799)	56,955
Net income (loss)	$41,160	$78,574	$(7,692)	$112,042

13.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at June 30, 2013 and December 31, 2012.  At June 30, 2013 and December 31, 2012, there were no outstanding amounts related to the credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,160,200 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At June 30, 2013 and December 31, 2012, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2013 and December 31, 2012 were $163,839 and $127,255, of which $10,064 and $11,031 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14.  Subsequent Event

On July 25, 2013, the Company’s Board of Directors declared a dividend of $44,500 to be paid to its sole shareholder, GWL&A Financial, during the third quarter of 2013.

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

The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2013 compared with the same period in 2012. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

Company Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Company for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$66	$75
Fee income	163	135
Net investment income	299	300
Net realized investment gains (losses)	(1)	25
Total revenues	527	535
Policyholder benefits	265	265
Operating expenses	199	177
Total benefits and expenses	464	442
Income before income taxes	63	93
Income tax expense	20	32
Net income	$43	$61

The Company’s consolidated net income decreased by $18 million, or 30%, to $43 million for the three months ended June 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to lower realized and unrealized investment gains (losses) driven by the sale of certain perpetual debt investments and higher mortality losses.  These decreases in earnings are partially offset by an increase in investment margins.

Premium income decreased by $9 million, or 12%, to $66 million for the three months ended June 30, 2013 when compared to 2012.  This decrease is primarily related to the $13 million decrease in the Company’s Individual Markets segment which is driven by lower sales in the executive benefits market.

Fee income increased by $28 million, or 21%, to $163 million for the three months ended June 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from increased average-asset levels driven by higher average equity market levels and positive cash flows.  The equity market performance is evidenced by the 19% increase in the average S&P 500 index during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Additionally, there was an increase in fee income related to the single premium universal life (“SPUL”) product.

Net investment income remained relatively consistent, decreasing $1 million, or less than 1%, during the three months ended June 30, 2013 when compared to 2012.

Net realized investment gains (losses) decreased by $26 million from a gain of $25 million in 2012 to a loss of $1 million in 2013.  The fluctuation is driven primarily by the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013.  The remainder of the fluctuation is a combination of lower realized gains on other bonds and investments partially offset by a $5 million increase in realized gains on mortgages due to prepayments.

Total benefits and expenses increased by $22 million, or 5%, to $464 million for the three months ended June 30, 2013 when compared to 2012 due to higher operating expenses.  The increase in operating expenses is due to higher asset based commissions and incentive compensation, as well as a guaranteed fund assessment incurred by the Company in the Retirement Services segment.  The Individual Markets segment had an increase in operating expenses as a result of an increase in the amortization of deferred acquisition costs resulting from an increase in realized investment gains within the segment in 2013 as compared to 2012.  Additionally, the Company had higher general and administrative expense due to overall growth in 2013.

Income tax expense decreased by $12 million, or 38%, to $20 million for the three months ended June 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Company for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$245	$204
Fee income	319	262
Other revenue	7	—
Net investment income	590	603
Net realized investment gains (losses)	21	37
Total revenues	1,182	1,106
Policyholder benefits	610	595
Operating expenses	392	342
Total benefits and expenses	1,002	937
Income before income taxes	180	169
Income tax expense	62	57
Net income	$118	$112

The Company’s consolidated net income increased by $6 million, or 5%, to $118 million for the six months ended June 30, 2013 when compared to 2012.  The increase in earnings is primarily due to higher fee income due to increased average-asset levels driven by higher average equity market levels and positive cash flows, improved mortality and an increase in investment margins.  These increases in earnings are partially offset by lower realized and unrealized investment gains (losses) driven by the sale of certain perpetual debt investments.

Premium income increased by $41 million, or 20%, to $245 million for the six months ended June 30, 2013 when compared to 2012.  This increase is primarily related to the $37 million increase in the Company’s Individual Markets segment which is driven by the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premium from the CLAC agreement was partially offset by a $9 million decrease in premium income primarily related to sales of the single premium whole life (“SPWL”) product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL sales are recognized as deposits rather than as premium income.

Fee income increased by $57 million, or 22%, to $319 million for the six months ended June 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income primarily due to increased average asset levels, driven by higher average equity market levels and positive cash flows.  The equity market performance is evidenced by the 16% increase in the average S&P 500 index during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Additionally, there was an increase in fee income related to the SPUL product.

Other revenue increased by $7 million for the six months ended June 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $13 million, or 2%, to $590 million for the six months ended June 30, 2013 when compared to 2012.  The primary drivers of the change are a $14 million decrease in unrealized gains primarily generated by derivative and hedging activities.

Net realized investment gains (losses) decreased by $16 million, or 43%, to $21 million during the six months ended June 30, 2013 when compared to 2012.  The fluctuation is driven primarily by the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013.  The remainder of the fluctuation is a combination of lower realized gains on other bonds and investments partially offset by a $5 million increase in realized gains on mortgages due to prepayments.

Total benefits and expenses increased by $65 million, or 7%, to $1,002 million for the six months ended June 30, 2013 when compared to 2012.  The increase in benefits expense is attributable to the $25 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC partially offset by a decrease in policyholder benefits due to the change in the mix of sales mentioned in premiums and  improved mortality in 2013 as compared to 2012.  The Retirement Services segment had an increase of $33 million primarily driven by higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  The increase in Retirement Services segment operating expenses was partially offset by a decrease in policyholder benefits due to a decrease in interest paid to policyholders.  The Other segment had an increase of $6 million primarily due to higher policyholder benefits as a result of higher premiums due to the renewal of 10-year term policies whose original term ended in 2013.

Income tax expense increased by $5 million, or 9%, to $62 million for the six months ended June 30, 2013 when compared to 2012 primarily due to an increase in net income before tax.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Individual Markets Segment Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Individual Markets segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$29	$42
Fee income	24	19
Net investment income	184	183
Net realized investment gains (losses)	14	11
Total revenues	251	255
Policyholder benefits	176	184
Operating expenses	37	31
Total benefits and expenses	213	215
Income before income taxes	38	40
Income tax expense	12	14
Net income	$26	$26

Net income for the Individual Markets segment remained constant during the three months ended June 30, 2013 when compared to 2012.

Premium income decreased by $13 million, or 31%, to $29 million for the three months ended June 30, 2013 when compared to 2012.  The decrease is primarily related to lower sales in the executive benefits market.

Fee income increased by $5 million, or 26%, to $24 million for the three months ended June 30, 2013 when compared to 2012.  The increase is primarily related fees earned on the SPUL product.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Net investment income remained relatively consistent, increasing only $1 million, or less than 1%, during the three months ended June 30, 2013 when compared to 2012.

Net realized investment gains (losses) increased by $3 million, or 27%, to $14 million during the three months ended June 30, 2013 when compared to 2012.  Of the increase, $5 million resulted from mortgage gains due to prepayments.

Total benefits and expenses remained relatively consistent, decreasing $2 million during the three months ended June 30, 2013 when compared to 2012.  The change in benefits and expenses is primarily attributable to an $8 million, or 4%, decrease in policyholder benefits due to lower premiums partially offset by lower mortality gains.  Operating expenses increased by $6 million, or 19%, as a result of an increase in the amortization of deferred acquisition costs resulting from an increase in realized investment gains in 2013 as compared to 2012.  Additionally, there was higher general and administrative expense due to overall segment growth in 2013.

Income tax expense remained relatively consistent, decreasing $2 million during the three months ended June 30, 2013 when compared to 2012.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Individual Markets segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$183	$146
Fee income	47	37
Other revenue	7	—
Net investment income	363	365
Net realized investment gains (losses)	25	16
Total revenues	625	564
Policyholder benefits	454	435
Operating expenses	73	67
Total benefits and expenses	527	502
Income before income taxes	98	62
Income tax expense	35	21
Net income	$63	$41

Net income for the Individual Markets segment increased by $22 million to $63 million for the six months ended June 30, 2013 when compared to 2012.  The increase in earnings is primarily due to improved mortality, higher fee income from the SPUL product, an increase in realized investment gains, and improved investment margins.

Premium income increased by $37 million, or 25%, to $183 million for the six months ended June 30, 2013 when compared to 2012.  The increase is primarily related to the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premium from the CLAC agreement was partially offset by a $9 million decrease in premium income primarily related to sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL sales are recognized as deposits rather than as premium income.

Fee income increased by $10 million, or 27%, to $47 million for the six months ended June 30, 2013 when compared to 2012.  The increase is primarily related fees earned on the SPUL product.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the six months ended June 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income remained consistent, decreasing by $2 million, or less than 1%, to $363 million for the six months ended June 30, 2013 when compared to 2012.

Net realized investment gains (losses) increased by $9 million, or 56%, to $25 million during the six months ended June 30, 2013 when compared to 2012.  Of the increase, $5 million resulted from mortgages gains due to prepayments and $4 million resulted from increased realized gains on sales of bonds.

Total benefits and expenses increased by $25 million, or 5%, to $527 million for the six months ended June 30, 2013 when compared to 2012.  The change in benefits and expenses is primarily attributable to a $19 million, or 4%, increase in policyholder benefits of which $47 million was incurred in conjunction with the termination of the reinsurance agreement with CLAC.  This was partially offset by a decrease in policyholder benefits of $28 million due to the change in the mix of sales mentioned in premiums and  improved mortality in 2013 as compared to 2012.  Operating expenses increased by $6 million, or 9%, as a result of an increase in the amortization of deferred acquisition costs resulting from an increase in realized investment gains in 2013 as compared to 2012.  Additionally, there was higher general and administrative expense due to overall segment growth in 2013.

Income tax expense increased by $14 million, or 67%, to $35 million during the six months ended June 30, 2013 when compared to 2012, primarily due to the increase in net income before taxes.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Retirement Services Segment Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Retirement Services segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$1	$1
Fee income	138	115
Net investment income	103	105
Net realized investment gains (losses)	(15)	14
Total revenues	227	235
Policyholder benefits	48	53
Operating expenses	140	128
Total benefits and expenses	188	181
Income before income taxes	39	54
Income tax expense	13	18
Net income	$26	$36

Net income for the Retirement Services segment decreased by $10 million, or 28%, to $26 million for the three months ended June 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to lower realized and unrealized investment gains (losses) driven by the sale of certain perpetual debt investments.  These decreases in earnings are partially offset by higher fee income due to increased average-asset levels driven by higher average equity market levels and positive cash flows and an increase in investment margins.

Fee income increased by $23 million, or 20%, to $138 million for the three months ended June 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average-asset levels driven by higher average equity market levels and positive cash flows.  The equity market performance is evidenced by a 19% increase in the average S&P 500 index during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net investment income remained consistent, decreasing by $2 million, or 2%, to $103 million for the three months ended June 30, 2013 when compared to 2012.

Net realized investment gains (losses) changed by $29 million from a gain of $14 million to a loss of $15 million during the three months ended June 30, 2013 when compared to 2012.  The fluctuation is driven primarily by the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013.  The remainder of the fluctuation is lower realized gains on other bonds.

Total benefits and expenses increased by $7 million, or 4%, to $188 million for the three months ended June 30, 2013 when compared to 2012.  The increase in benefits and expenses is primarily attributable to a $12 million, or 9%, increase in operating expenses due to higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to a guaranteed fund assessment incurred by the Company and overall segment growth in 2013.  Offsetting the increase in operating expenses is a $5 million, or 9%, decrease in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense decreased by $5 million, or 28%, to $13 million during the three months ended June 30, 2013 when compared to 2012.  The increase is primarily due to the decrease in income before income taxes.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Retirement Services segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$1	$2
Fee income	270	223
Net investment income	203	214
Net realized investment gains (losses)	(4)	21
Total revenues	470	460
Policyholder benefits	93	102
Operating expenses	282	240
Total benefits and expenses	375	342
Income before income taxes	95	118
Income tax expense	32	39
Net income	$63	$79

Net income for the Retirement Services segment decreased by $16 million, or 20%, to $63 million for the six months ended June 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to lower realized and unrealized investment gains (losses) driven by the sale of certain perpetual debt investments.  These decreases in earnings are partially offset by an increase in investment margins.

Fee income increased by $47 million, or 21%, to $270 million for the six months ended June 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average-asset levels driven by higher average equity market levels and positive cash flows.  The equity market performance is evidenced by a 16% increase in the average S&P 500 index during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net investment income decreased by $11 million, or 5%, to $203 million for the six months ended June 30, 2013 when compared to 2012.  The primary drivers of the change are a $10 million decrease in unrealized gains primarily generated by derivative and hedging activities.

Net realized investment gains (losses) changed by $25 million from a gain of $21 million to a loss of $4 million during the six months ended June 30, 2013 when compared to 2012.  The fluctuation is driven primarily by the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013.

Total benefits and expenses increased by $33 million, or 10%, to $375 million for the six months ended June 30, 2013 when compared to 2012.  The increase in benefits and expenses is primarily attributable to a $42 million, or 18%, increase in operating expenses due to higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to a guaranteed fund assessment incurred by the Company and overall segment growth in 2013.  Offsetting the increase in operating expenses is a $9 million, or 9%, decrease in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates in 2013 as compared to 2012.

Income tax expense decreased by $7 million, or 18%, to $32 million during the six months ended June 30, 2013 when compared to 2012.  The increase is primarily due to the decrease in income before income taxes.

Other Segment Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Company’s Other segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$36	$32
Fee income	1	1
Net investment income	12	12
Total revenues	49	45
Policyholder benefits	41	28
Operating expenses	21	18
Total benefits and expenses	62	46
Loss before income taxes	(13)	(1)
Income tax benefit	(5)	—
Net loss	$(8)	$(1)

Net loss for the Company’s Other segment changed by $7 million from $1 million to $8 million during the three months ended June 30, 2013 when compared to 2012.  The decrease in income is primarily due to a $13 million increase in benefits expense as a result of poor mortality and higher surrenders in 2013 as compared to 2012.  The increase in benefits expense was partially offset by an increase in income tax benefit of $5 million as a result of higher loss before income taxes.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Company’s Other segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$61	$56
Fee income	2	2
Net investment income	24	24
Total revenues	87	82
Policyholder benefits	63	58
Operating expenses	36	35
Total benefits and expenses	99	93
Loss before income taxes	(12)	(11)
Income tax benefit	(4)	(3)
Net loss	$(8)	$(8)

Net loss for the Company’s Other segment remained relatively consistent during the six months ended June 30, 2013 when compared to 2012.  Premium income increased $5 million, or 9%, as a result of renewal premiums received on a block of 10-year term policies whose original term ended in 2013.  This increase in premium was offset by a $5 million, or 9%, increase in policyholder benefits as a result of the renewed policies.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at June 30, 2013 and December 31, 2012 follows:

(In millions)	June 30, 2013		December 31, 2012
Fixed maturities, available-for-sale	$18,210	65.6%	$18,188	69.7%
Fixed maturities, held for trading	199	0.7%	368	1.4%
Mortgage loans on real estate	3,058	11.0%	2,882	11.0%
Policy loans	4,181	15.0%	4,260	16.3%
Short-term investments, available-for-sale	1,998	7.2%	266	1.0%
Limited partnership and other corporation interests	102	0.4%	125	0.5%
Other investments	19	0.1%	21	0.1%
Total investments	$27,767	100.0%	$26,110	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at June 30, 2013 and December 31, 2012 is summarized as follows:

Credit Rating	June 30, 2013	December 31, 2012
AAA	27.9%	30.0%
AA	15.3%	14.4%
A	26.4%	23.9%
BBB	29.0%	30.1%
BB and below (Non-investment grade)	1.4%	1.6%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities, at June 30, 2013 and December 31, 2012:

Sector	June 30, 2013	December 31, 2012
Utility	18.4%	17.9%
Finance	9.6%	10.4%
Consumer	10.1%	10.1%
Natural resources	5.5%	5.1%
Transportation	2.7%	2.7%
Other	11.3%	10.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $4 million at June 30, 2013 from December 31, 2012.  Level 3 assets at June 30, 2013 were $263 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $267 million or 1% at December 31, 2012.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program, reverse repurchase agreements and dollar repurchase agreement practices is invested in U.S. Government, U.S. Government Agency, or investment grade corporate debt securities that mature within one year.  Some cash collateral may be invested in short-term reverse repurchase agreements which are collateralized by U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of June 30, 2013 and December 31, 2012, the Company had $62 million and $138 million, respectively, of securities out on loan, $750 million and $4 million, respectively, in short-term reverse repurchase agreements and $1,894 million and zero, respectively, in dollar repurchase agreements, all of which are fully collateralized as described above.  The increase in dollar repurchase agreements during the period ended June 30, 2013 was due to the Company’s review and management of capital resources.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company originated 18 and 36 new loans with aggregate principal balances of $259 million and $525 million, respectively.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments, excluding collateral on dollar repurchase agreements, and cash that totaled $241 million and $278 million as of June 30, 2013 and December 31, 2012, respectively.  In addition, 99% and 98% of the fixed maturity portfolio carried an investment grade rating at June 30, 2013 and December 31, 2012, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $94 million and $98 million of commercial paper outstanding at June 30, 2013 and December 31, 2012, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2013.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2013 and December 31, 2012 were $164 million and $127 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, non-cash collateral is put on deposit by the financial institutions on our behalf with a third-party custodian.  The amount of securities purchased in connection with these transactions was $750 million and $4 million at June 30, 2013 and December 31, 2012, respectively.  Non-cash collateral on deposit with the third-party custodian on our behalf was $765 million and $4 million at June 30, 2013 and December 31, 2012, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

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

(b)         There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	August 5, 2013
James H. Van Harmelen, Senior Vice President and Corporate Controller
(Duly authorized Officer and Chief Accounting Officer)