Form 10-Q/A
period 2013-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-11-19
CIK 744455

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

EXPLANATORY NOTE

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is filing this Amendment No. 1 to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2013 (the “Original Filing”). The Amendment restates the Company’s unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2013 and 2012 and as of March 31, 2013. This Amendment also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amendment” below, as a result of the restatement. Details of the impact of this restatement are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

As disclosed in the Company’s Form 8-K filed with the SEC on November 14, 2013, the Company determined that its unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 contained misstatements with respect to the accounting for forward settling to be announced (“TBA”) security transactions, plan sponsor expense accounts, and deferred acquisition costs (“DAC”) and should no longer be relied upon.

As a result, the Company has restated the Company’s previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 to reflect the following:

•                  Management has determined that certain of its forward settling TBA security transactions should have been accounted for as derivative instruments as the Company did not regularly accept delivery of such securities when issued.  The Company has previously accounted for forward settling TBA security transactions as secured borrowings.  As a result, the Company has restated its condensed consolidated balance sheet to reflect the value at period end as the value of the forward derivative rather than the acquisition cost of the security as previously reported.  The Company has also restated its condensed consolidated statements of income to record the mark-to-market adjustment through net income rather than through other comprehensive income. The Company also restated its condensed consolidated statements of cash flows to conform to the changes made in the condensed consolidated balance sheets and condensed consolidated statements of income.  This misstatement impacts the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013.

The Company’s forward settling TBA securities were closed by year-end; accordingly, there are no effects of the misstatement on the consolidated balance sheet as of December 31, 2012.

As a result of the decision to restate prior periods, the Company has also corrected the following misstatements that had no impact on net income which were previously identified and assessed as immaterial to the previously issued condensed financial statements:

•                  First, as part of its recordkeeping services, the Company funds certain plan sponsor expense accounts from which the plan can pay for qualified expenses.  Management has determined that payment made to fund these plan sponsor expense accounts should be accounted for as customer payments.  As such, the Company has restated its condensed consolidated statements of income to record the payment as a reduction of fee income rather than as general insurance expense.  This misstatement impacts the unaudited condensed consolidated financial statements for the three months ended March 31, 2013.

•                  Second, management has reviewed its practices related to the accounting for certain fees paid by customers at the onset of an insurance contract and the related acquisition costs incurred by the Company on the sale of the insurance contract in the Company’s executive benefits market.

Management has concluded that the fees paid by the customers should be deferred as unearned revenue liability and the acquisition costs should be deferred as deferred acquisition costs asset in the condensed consolidated balance sheet.  The Company has previously accounted for the fees paid by customers as a reduction of the deferred acquisition costs asset in the condensed consolidated balance sheet.  This misstatement impacts the unaudited condensed consolidated financial statements as of March 31, 2013.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•                  Part I — Item 1. Interim Financial Statements;

•                  Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I — Item 4. Controls and Procedures; and

•                  Part II — Item 6.  Exhibits

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), dated as of the filing date of this Amendment.

All other information contained in the Company’s Original Filing remains unchanged.  The Company has not updated items in this Amendment to reflect events occurring after the Original Filing date, other than those associated with the restatement of the Company’s financial statements. Without limitation to the foregoing, except as noted above, this Amendment does not purport to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing or any information, uncertainties, transactions, risks, events or trends occurring, or known to management.  For updated information about the Company, refer to the Company’s most recent filings with the SEC.  Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the Original Filing.

Part I     Financial Information

Item1.    Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Restated, See Note 2)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,397,429 and $16,756,216)	$16,760,840	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $163,569 and $356,012)	174,763	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	2,897,724	2,881,758
Policy loans	4,182,726	4,260,200
Short-term investments, available-for-sale (amortized cost $1,925,769 and $266,332)	1,925,769	266,332
Limited partnership and other corporation interests	113,610	124,814
Other investments	22,368	21,328
Total investments	26,077,800	26,110,376

Other assets:
Cash	6,558	11,387
Reinsurance receivable	602,675	638,797
Deferred acquisition costs and value of business acquired	255,956	204,461
Investment income due and accrued	291,408	257,028
Collateral under securities lending agreements	45,813	142,022
Due from parent and affiliates	94,386	82,828
Goodwill	105,255	105,255
Other intangible assets	17,707	18,249
Other assets	663,148	609,623
Assets of discontinued operations	31,783	33,053
Separate account assets	25,421,394	24,605,526
Total assets	$53,613,883	$52,818,605

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Restated, See Note 2)

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$23,585,776	$23,480,618
Policy and contract claims	319,883	321,375
Policyholders’ funds	345,189	374,821
Provision for policyholders’ dividends	64,230	63,102
Undistributed earnings on participating business	15,041	10,393
Total policy benefit liabilities	24,330,119	24,250,309

General liabilities:
Due to parent and affiliates	549,550	544,447
Commercial paper	96,786	97,987
Payable under securities lending agreements	45,813	142,022
Deferred income tax liabilities, net	290,663	288,995
Other liabilities	705,634	719,969
Liabilities of discontinued operations	31,782	33,053
Separate account liabilities	25,421,394	24,605,526
Total liabilities	51,471,741	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	771,681	771,041
Accumulated other comprehensive income (loss)	618,504	635,699
Retained earnings	744,925	722,525
Total stockholder’s equity	2,142,142	2,136,297
Total liabilities and stockholder’s equity	$53,613,883	$52,818,605

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)

Revenues:
Premium income	$178,321	$128,087
Fee income	146,946	126,943
Other revenue	7,355	—
Net investment income	285,362	297,181
Realized investment gains (losses), net:
Total other-than-temporary impairments	(420)	(254)
Other-than-temporary impairments transferred to other comprehensive income (loss)	(434)	—
Other realized investment gains, net	15,593	16,941
Total realized investment gains (losses), net	14,739	16,687
Total revenues	632,723	568,898
Benefits and expenses:
Life and other policy benefits	145,592	180,908
Increase (decrease) in future policy benefits	45,272	(631)
Interest paid or credited to contractholders	126,931	127,289
Provision for policyholders’ share of earnings on participating business	4,979	1,631
Dividends to policyholders	21,852	20,950
Total benefits	344,626	330,147
General insurance expenses	158,476	139,758
Amortization of deferred acquisition costs and value of business acquired	15,506	15,889
Interest expense	9,339	9,339
Total benefits and expenses, net	527,947	495,133
Income before income taxes	104,776	73,765
Income tax expense	37,941	23,842
Net income	$66,835	$49,923

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)

Net income	$66,835	$49,923
Components of other comprehensive income (loss)
Unrealized gains (losses) arising on fixed maturities, available-for-sale (1)	(41,181)	34,733
Net change during the period related to cash flow hedges	23,948	(4,546)
Reclassification adjustment for (gains) losses realized in net income	(24,580)	(17,891)
Net unrealized gains (losses) related to investments	(41,813)	12,296
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	15,359	12,108
Other comprehensive income (loss) before income taxes	(26,454)	24,404
Income tax (benefit) expense related to items of other comprehensive income (loss)	(9,259)	8,541
Other comprehensive income (loss)	(17,195)	15,863
Total comprehensive income	$49,640	$65,786

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2013 (Restated, See Note 2)
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				66,835	66,835
Other comprehensive income (loss), net of income taxes			(17,195)		(17,195)
Dividends				(44,435)	(44,435)
Capital contribution - stock-based compensation		608			608
Income tax benefit on stock options exercised		32			32
Balances, March 31, 2013	$7,032	$771,681	$618,504	$744,925	$2,142,142

	Three Months Ended March 31, 2012 (Restated, See Note 2)
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				49,923	49,923
Other comprehensive income (loss), net of income taxes			15,863		15,863
Dividends				(51,600)	(51,600)
Capital contribution - stock-based compensation		521			521
Balances, March 31, 2012	$7,032	$768,768	$485,845	$667,135	$1,928,780

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)

Net cash provided by operating activities	$394,443	$58,880

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,633,752	1,604,412
Mortgage loans on real estate	23,305	21,910
Limited partnership interests, other corporation interests and other investments	11,314	11,056
Purchases of investments:
Fixed maturities, available-for-sale	(2,278,721)	(1,185,489)
Mortgage loans on real estate	(39,877)	(52,691)
Limited partnership interests, other corporation interests and other investments	(669)	(2,335)
Net change in short-term investments	(1,659,437)	(528,548)
Policy loans, net	69	(940)
Purchases of furniture, equipment and software	(3,211)	(3,400)
Net cash used in investing activities	(313,475)	(136,025)

Cash flows from financing activities:
Contract deposits	$459,640	649,291
Contract withdrawals	(499,091)	(535,706)
Change in due to parent and affiliates	(10,296)	(5,682)
Dividends paid	(44,435)	(51,600)
Net commercial paper borrowings	(1,201)	(1,024)
Change in bank overdrafts	9,554	16,510
Income tax benefit of stock option exercises	32	—
Net cash (used in) provided by financing activities	(85,797)	71,789

Net decrease in cash	(4,829)	(5,356)
Cash, beginning of year	11,387	7,593
Cash, end of year	$6,558	$2,237

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$14,262	$(37,143)
Interest	81	81

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$608	$521
Fair value of assets acquired in settlement of fixed maturity investments	—	692
Fair value of fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	(44,104)	—
Fair value of policy loans acquired in reinsurance termination (See Note 4)	(6,468)	—
Amounts due to parent and affiliate due to reinsurance termination (See Note 4)	3,841	—

See notes to condensed consolidated financial statements.	(Concluded)

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

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company determined that its unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 contained misstatements with respect to the accounting for forward settling to be announced (“TBA”) security transactions, plan sponsor expense accounts, and deferred acquisition costs (“DAC”).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

As a result, the Company has restated the Company’s previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 to reflect the following:

•                  Management has determined that certain of its forward settling TBA security transactions should be accounted for as derivative instruments as the Company did not regularly accept delivery of such securities when issued.  The Company has previously accounted for the forward settling TBA security transactions as secured borrowings.  As a result, the Company has restated its condensed consolidated balance sheet to reflect the value at period end as the value of the forward derivative rather than the acquisition cost of the security as previously reported.  The Company has also restated its condensed consolidated statements of income to record the mark-to-market adjustment through net income rather than through other comprehensive income. The Company also restated its condensed consolidated statements of cash flows to conform to the changes made in the condensed consolidated balance sheets and condensed consolidated statements of income.  As a result of this misstatement, stockholder’s equity was overstated by $9,203 as of March 31, 2013.  Net income was overstated by $7,393 and $1,070 for the three months ended March 31, 2013 and 2012, respectively.

•                  As part of its recordkeeping services, the Company funds certain plan sponsor expense accounts from which the plan can pay for qualified expenses.  Management has determined that payment made to fund these plan sponsor expense accounts should be accounted for as customer payments.  As such, the Company has restated its condensed consolidated statements of income to record the payment as a reduction of fee income rather than as general insurance expense.  As a result of this misstatement, fee income and general insurance expense were overstated by $8,946 for the three months ended March 31, 2013.

•                  Management has reviewed its practices related to the accounting for certain fees paid by customers at the onset of an insurance contract and the related acquisition costs incurred by the Company on the sale of the insurance contract in the Company’s executive benefits market.  Management has concluded that the fees paid by the customers should be deferred as unearned revenue liability and the acquisition costs should be deferred as deferred acquisition costs asset in the condensed consolidated balance sheet.  The Company has previously accounted for the fees paid by customers as a reduction of the deferred acquisition costs asset in the condensed consolidated balance sheet.  As a result of this misstatement, deferred acquisition cost and value of business acquired asset and future policy benefits liability were understated by $43,579 as of March 31, 2013.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated balance sheet as of March 31, 2013:

	As previously
	reported	Adjustments	As restated

Fixed maturities, available-for-sale, at fair value (1)	$18,691,185	$(1,930,345)	$16,760,840
Total investments	28,008,145	(1,930,345)	26,077,800
Deferred acquisition costs and value of business acquired	211,116	44,840	255,956
Investment income due and accrued	291,483	(75)	291,408
Due from parent and affiliates	92,033	2,353	94,386
Other assets	657,074	6,074	663,148
Total assets	55,491,036	(1,877,153)	53,613,883
Future policy benefits	23,542,197	43,579	23,585,776
Total policy benefit liabilities	24,286,540	43,579	24,330,119
Repurchase agreements	1,909,616	(1,909,616)	—
Deferred income tax liabilities, net	293,099	(2,436)	290,663
Other liabilities	705,111	523	705,634
Total liabilities	53,339,691	(1,867,950)	51,471,741
Accumulated other comprehensive income (loss)	620,314	(1,810)	618,504
Retained earnings	752,318	(7,393)	744,925
Total stockholder’s equity	2,151,345	(9,203)	2,142,142
Total liabilities and stockholder’s equity	55,491,036	(1,877,153)	53,613,883

(1) Fixed maturities, available-for-sale, amortized cost	17,324,319	(1,926,890)	15,397,429

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the three months ended March 31, 2013:

	As previously
	reported	Adjustments	As restated

Fee income	$155,892	$(8,946)	$146,946
Net investment income	290,402	(5,040)	285,362
Other realized investment gains, net	22,351	(6,758)	15,593
Total realized investment gains (losses), net	21,497	(6,758)	14,739
Total revenues	653,467	(20,744)	632,723
General insurance expenses	167,422	(8,946)	158,476
Amortization of deferred acquisition costs and value of business acquired	16,097	(591)	15,506
Total benefits and expenses, net	537,484	(9,537)	527,947
Income before income taxes	115,983	(11,207)	104,776
Income tax expense	41,755	(3,814)	37,941
Net income	74,228	(7,393)	66,835

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the three months ended March 31, 2012:

	As previously
	reported	Adjustments	As restated

Net investment income	$303,129	$(5,948)	$297,181
Other realized investment gains, net	12,134	4,807	16,941
Total realized investment gains (losses), net	11,880	4,807	16,687
Total revenues	570,039	(1,141)	568,898
Amortization of deferred acquisition costs and value of business acquired	15,442	447	15,889
Total benefits and expenses, net	494,686	447	495,133
Income before income taxes	75,353	(1,588)	73,765
Income tax expense	24,360	(518)	23,842
Net income	50,993	(1,070)	49,923

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2013:

	As previously
	reported	Adjustments	As restated

Net income	$74,228	$(7,393)	$66,835
Unrealized gains (losses) arising on fixed maturities, available-for-sale	(40,618)	(563)	(41,181)
Reclassification adjustment for (gains) losses realized in net income	(21,687)	(2,893)	(24,580)
Net unrealized (gains) losses related to investments	(38,357)	(3,456)	(41,813)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	14,687	672	15,359
Other comprehensive income (loss) before income taxes	(23,670)	(2,784)	(26,454)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(8,285)	(974)	(9,259)
Other comprehensive income (loss)	(15,385)	(1,810)	(17,195)
Total comprehensive income	58,843	(9,203)	49,640

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$50,993	$(1,070)	$49,923
Unrealized gains (losses) arising on fixed maturities, available-for-sale	34,110	623	34,733
Reclassification adjustment for (gains) losses realized in net income	(17,391)	(500)	(17,891)
Net unrealized (gains) losses related to investments	12,173	123	12,296
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	12,151	(43)	12,108
Other comprehensive income (loss) before income taxes	24,324	80	24,404
Income tax (benefit) expense related to items of other comprehensive income (loss)	8,513	28	8,541
Other comprehensive income (loss)	15,811	52	15,863
Total comprehensive income	66,804	(1,018)	65,786

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of stockholder’s equity for the three months ended March 31, 2013:

	As previously
	reported	Adjustments	As restated

Net income	$74,228	$(7,393)	$66,835
Other comprehensive income (loss), net of income taxes	(15,385)	(1,810)	(17,195)
Accumulated other comprehensive income	620,314	(1,810)	618,504
Retained earnings	752,318	(7,393)	744,925
Total	2,151,345	(9,203)	2,142,142

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of stockholder’s equity for the three months ended March 31, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$50,993	$(1,070)	$49,923
Other comprehensive income (loss), net of income taxes	15,811	52	15,863
Accumulated other comprehensive income	485,793	52	485,845
Retained earnings	668,205	(1,070)	667,135
Total	1,929,798	(1,018)	1,928,780

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of cash flows items for the three months ended March 31, 2013:

	As previously
	reported	Adjustments	As restated

Net cash provided by operating activities	$412,257	$(17,814)	$394,443
Net change in short-term investments	(3,589,220)	1,929,783	(1,659,437)
Net change in repurchase agreements	1,909,616	(1,909,616)	—
Net cash used in investing activities	(333,642)	20,167	(313,475)
Change in due to parent and affiliates	(7,943)	(2,353)	(10,296)
Net cash (used in) provided by financing activities	(83,444)	(2,353)	(85,797)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2012:

	As previously
	reported	Adjustments	As restated

Net cash provided by operating activities	$58,589	$291	$58,880
Net change in short-term investments	(1,362,163)	833,615	(528,548)
Net change in repurchase agreements	833,568	(833,568)	—
Net cash used in investing activities	(136,072)	47	(136,025)
Change in due to parent and affiliates	(5,344)	(338)	(5,682)
Net cash (used in) provided by financing activities	72,127	(338)	71,789

3.  Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  ASU No. 2011-11 provides for entities to disclose information about financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement or similar arrangement.  ASU No. 2011-11 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2011-11 for its fiscal year beginning January 1, 2013.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 8.  ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2013-01 for its fiscal year beginning January 1, 2013.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 8.

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis.  ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12 for all entities.  ASU No. 2013-02 was effective for fiscal years and interim

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

periods within those years beginning after December 15, 2012.  The Company adopted the provisions of ASU No. 2013-02 for its fiscal year beginning January 1, 2013. The adoption did not have a material impact on the Company’s condensed consolidated financial statements; see additional disclosures required for amounts reclassified out of accumulated other comprehensive income in Note 10.

4.  Dividends

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

5.  Related Party Transactions

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

6.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$979,824	$82,367	$991	$1,061,200	$—
Obligations of U.S. states and their subdivisions	1,724,971	341,111	72	2,066,010	—
Foreign government securities	2,738	6	—	2,744	—
Corporate debt securities (2)	9,939,067	914,258	122,941	10,730,384	(2,225)
Asset-backed securities	1,737,196	131,484	38,211	1,830,469	(73,365)
Residential mortgage-backed securities	386,511	16,727	526	402,712	(434)
Commercial mortgage-backed securities	613,628	42,020	1,582	654,066	—
Collateralized debt obligations	13,494	14	253	13,255	—
Total fixed maturities	$15,397,429	$1,527,987	$164,576	$16,760,840	$(76,024)

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

See Note 9 for additional discussion regarding fair value measurements.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale at March 31, 2013, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$773,417	$814,578
Maturing after one year through five years	2,964,892	3,262,484
Maturing after five years through ten years	3,728,447	4,195,157
Maturing after ten years	4,392,104	4,735,803
Mortgage-backed and asset-backed securities	3,538,569	3,752,818
	$15,397,429	$16,760,840

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Proceeds from sales	$3,301,164	$1,425,912
Gross realized gains from sales	33,213	20,006
Gross realized losses from sales	7,276	1,481

Gross realized gains and losses from sales were primarily attributable to sales of government agency securities during the period.

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

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$120,174	$857	$4,681	$134	$124,855	$991
Obligations of U.S. states and their subdivisions	14,561	72	—	—	14,561	72
Corporate debt securities	1,148,854	34,692	303,943	88,249	1,452,797	122,941
Asset-backed securities	47,590	128	473,713	38,083	521,303	38,211
Residential mortgage-backed securities	43,199	505	1,167	21	44,366	526
Commercial mortgage-backed securities	45,354	487	35,996	1,095	81,350	1,582
Collateralized debt obligations	—	—	13,223	253	13,223	253
Total fixed maturities	$1,419,732	$36,741	$832,723	$127,835	$2,252,455	$164,576

Total number of securities in an unrealized loss position		130		117		247

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$538,612	$3,270	$7,252	$141	$545,864	$3,411
Obligations of U.S. states and their subdivisions	25,679	229	—	—	25,679	229
Corporate debt securities	527,280	12,287	291,611	99,264	818,891	111,551
Asset-backed securities	30,810	97	647,715	54,357	678,525	54,454
Residential mortgage-backed securities	9,834	8	1,210	22	11,044	30
Commercial mortgage-backed securities	34,727	169	35,960	1,134	70,687	1,303
Collateralized debt obligations	—	—	11,963	1,770	11,963	1,770
Total fixed maturities	$1,166,942	$16,060	$995,711	$156,688	$2,162,653	$172,748

Total number of securities in an unrealized loss position		85		133		218

Fixed maturity investments — Total unrealized losses and OTTI decreased by $8,172, or 5%, from December 31, 2012 to March 31, 2013.  This decrease in unrealized losses was across several asset classes and reflects continued recovery in market liquidity, although the economic uncertainty in certain asset classes still remains.

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

See Note 9 for additional discussion regarding fair value measurements.

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

7.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

Certain derivative master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $98,814(1) and $55,875 as of March 31, 2013 and December 31, 2012, respectively.  The Company had pledged collateral related to these derivatives of $65,190 and $43,360 as of March 31, 2013 and December 31, 2012, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2013 the fair value of assets that could be required to settle the derivatives in a net liability position was $33,624.

(1) Due to a previous misstatement, the $73,248 as previously presented was restated to $98,814 as a result of improperly netting assets in the calculation of net liabilities.  In conjunction with this change, additional disclosures of the Company’s pledged collateral have been included herein.

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

The Company uses TBA forward contracts to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives.  These transactions are disclosed as Other forward contracts in the following tables.

The following tables summarize derivative financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$193,700	$24,796	$24,796	$—
Cross-currency swaps	605,378	(98,233)	7,722	105,955
Total cash flow hedges	799,078	(73,437)	32,518	105,955

Fair value hedges:
Interest rate swaps	143,776	501	1,321	820
Total fair value hedges	143,776	501	1,321	820

Total derivatives designated as hedges	942,854	(72,936)	33,839	106,775

Derivatives not designated as hedges:
Interest rate swaps	34,149	(210)	463	673
Futures on equity indices	2,495	—	—	—
Interest rate futures	54,633	—	—	—
Interest rate swaptions	642,074	518	518	—
Other forward contracts	3,358,300	5,551	6,073	522

Total derivatives not designated as hedges	4,091,651	5,859	7,054	1,195

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$5,034,505	$(67,077)	$40,893	$107,970

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

The Company had 15 and 75 swap transactions with an average notional amount of $3,774 and $8,685 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company had 13 and 23 cross-currency swap transactions with an average notional amount of $11,523 and $12,710, respectively.  The Company had 139 and 931 futures transactions with an average number of contracts per transaction of 14 and 11 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  The Company had 13 and 46 swaption transactions with an average notional amount of $5,185 and $5,528 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  The Company had 280 and 737 TBA forward transactions with an average notional amount of $48,464 and $33,237 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

•                  The increase of $3,358,300 in other forward contracts since December 31, 2012 was due to the Company’s positions being closed at year end.

The Company recognized total derivative gains (losses) in net investment income of $5,077 and $8,063 for the three-month periods ended March 31, 2013 and 2012, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($9,201) and ($1,790) for the three-month periods ended March 31, 2013 and 2012, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three months ended March 31,
	2013		2012

Derivatives not designated as hedging instruments:
Futures on equity indices	$24	(A)	$(27	)(A)
Futures on equity indices	(234	)(B)	(274	)(B)
Interest rate swaps	(515	)(A)	7,876	(A)
Interest rate swaps	(163	)(B)	(4,296	)(B)
Interest rate futures	(1,380	)(A)	(430	)(A)
Interest rate futures	1,472	(B)	(1,177	)(B)
Interest rate swaptions	690	(A)	9	(A)
Interest rate swaptions	(625	)(B)	(347	)(B)
Other forward contracts	5,551	(A)	(124	)(A)
Other forward contracts	(9,651	)(B)	4,304	(B)

Total derivatives not designated as hedging instruments	$(4,831)		$5,514

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

8.  Summary of Offsetting Assets and Liabilities

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

	March 31, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$25,837	$(25,837)	$—	$—
Short-term reverse repurchase agreements (3)	750,000	(750,000)	—	—
Total financial instruments (assets)	$775,837	$(775,837)	$—	$—

	March 31, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$103,436	$(25,837)	$(74,780)	$2,819

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
	March 31, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$1,061,200	$—	$1,061,200
Obligations of U.S. states and their subdivisions	—	2,066,010	—	2,066,010
Foreign government securities	—	2,744	—	2,744
Corporate debt securities	—	10,728,583	1,801	10,730,384
Asset-backed securities	—	1,568,966	261,503	1,830,469
Residential mortgage-backed securities	—	402,712	—	402,712
Commercial mortgage-backed securities	—	654,066	—	654,066
Collateralized debt obligations	—	13,223	32	13,255
Total fixed maturities available-for-sale	—	16,497,504	263,336	16,760,840
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	71,479	—	71,479
Corporate debt securities	—	61,089	—	61,089
Asset-backed securities	—	42,195	—	42,195
Total fixed maturities held for trading	—	174,763	—	174,763
Short-term investments available-for-sale	247,083	1,678,686	—	1,925,769
Collateral under securities lending agreements	45,813	—	—	45,813
Collateral under derivative counterparty collateral agreements	74,780	—	—	74,780
Derivative instruments designated as hedges:
Interest rate swaps	—	26,117	—	26,117
Cross-currency swaps	—	7,722	—	7,722
Derivative instruments not designated as hedges:
Interest rate swaps	—	463	—	463
Interest rate swaptions	—	518	—	518
Other forward contracts	—	6,073	—	6,073
Total derivative instruments	—	40,893	—	40,893
Separate account assets	12,986,386	12,435,008	—	25,421,394
Total assets	$13,354,062	$30,826,854	$263,336	$44,444,252

Liabilities

Payable under securities lending agreements	$45,813	$—	$—	$45,813
Derivative instruments designated as hedges:
Interest rate swaps	—	820	—	820
Cross-currency swaps	—	105,955	—	105,955
Derivative instruments not designated as hedges:
Interest rate swaps	—	673	—	673
Other forward contracts	—	522	—	522
Total derivative instruments	—	107,970	—	107,970
Separate account liabilities (1)	20	122,534	—	122,554
Total liabilities	$45,833	$230,504	$—	$276,337

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

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments.  The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps, interest rate swaptions and other forward contracts, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates, counterparty credit risk and other relevant factors.

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

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$2,897,724	$3,126,363	$2,881,758	$3,114,796
Policy loans	4,182,726	4,182,726	4,260,200	4,260,200
Limited partnership interests	47,240	43,683	46,707	43,954
Other investments	18,391	44,930	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$9,642,222	$9,713,538	$9,622,357	$9,731,734
Policyholders’ funds	345,189	345,189	374,821	374,821
Commercial paper	96,786	96,786	97,987	97,987
Notes payable due to parent	541,756	583,315	532,491	563,860

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

Commercial paper

The amortized cost of commercial paper is a reasonable estimate of fair value due to its short-term nature and the high credit quality of the obligor.  The estimated fair value was classified as Level 2.

Notes payable due to parent

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  The estimated fair value was classified as Level 2.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

10.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three months ended March 31, 2013
	Unrealized gains (losses) arising on fixed maturities, available-for- sale	Gains / (losses) on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(26,768)	15,566	9,984	—	(1,218)
Amounts reclassified from AOCI	(15,517)	(460)	—	—	(15,977)
Net current period other comprehensive income (loss)	(42,285)	15,106	9,984	—	(17,195)
Balances, March 31, 2013	$885,393	$40,068	$(184,162)	$(122,795)	$618,504

	Three months ended March 31, 2012
	Unrealized gains (losses) arising on fixed maturities, available-for- sale	Gains / (losses) on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	22,576	(2,955)	7,871	—	27,492
Amounts reclassified from AOCI	(11,136)	(493)	—	—	(11,629)
Net current period other comprehensive income (loss)	11,440	(3,448)	7,871	—	15,863
Balances, March 31, 2012	$658,245	$37,555	$(131,784)	$(78,171)	$485,845

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following tables present the related tax effects allocated to each component of other comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(41,181)	$14,413	$(26,768)
Net changes during the year related to cash flow hedges	23,948	(8,382)	15,566
Reclassification adjustment for gains realized in net income	(24,580)	8,603	(15,977)
Net unrealized gains (losses)	(41,813)	14,634	(27,179)
Future policy benefits, DAC, and VOBA adjustments	15,359	(5,375)	9,984
Net unrealized gains (losses)	(26,454)	9,259	(17,195)
Other comprehensive income (loss)	$(26,454)	$9,259	$(17,195)

	Three months ended March 31, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$34,733	$(12,157)	$22,576
Net changes during the year related to cash flow hedges	(4,546)	1,591	(2,955)
Reclassification adjustment for gains realized in net income	(17,891)	6,262	(11,629)
Net unrealized gains (losses)	12,296	(4,304)	7,992
Future policy benefits, DAC, and VOBA adjustments	12,108	(4,237)	7,871
Net unrealized gains (losses)	24,404	(8,541)	15,863
Other comprehensive income (loss)	$24,404	$(8,541)	$15,863

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$(23,873)	Other realized investment gains, net
	(23,873)	Total before tax
	(8,356)	Tax expense or benefit
	$(15,517)	Net of tax

Gains / (losses) on cash flow hedges	$(707)	Net investment income
	(707)	Total before tax
	(247)	Tax expense or benefit
	$(460)	Net of tax

Total reclassification for the period	$(15,977)	Net of tax

11.  Employee Benefit Plans

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

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$—	$3,244
Payments to the Post-Retirement Medical Plan	153	174
Payments to the Supplemental Executive Retirement Plan	930	698

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended March 31,
	2013	2012
Current	$26,835	$8,336
Deferred	11,106	15,506
Total income tax provision	$37,941	$23,842

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.9)%	(2.2)%
Tax credits	(0.6)%	(1.2)%
State income taxes, net of federal benefit	1.3%	1.2%
Other, net	2.4%	(0.5)%
Effective income tax rate	36.2%	32.3%

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

13.   Segment Information

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

The following table summarizes segment financial information for the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$153,676	$—	$24,645	$178,321
Fee income	23,200	122,654	1,092	146,946
Other revenue	7,355	—	—	7,355
Net investment income	177,126	96,291	11,945	285,362
Net realized gains on investments	8,873	5,857	9	14,739
Total revenues	370,230	224,802	37,691	632,723
Benefits and expenses:
Policyholder benefits	278,308	44,977	21,341	344,626
Operating expenses	35,882	131,895	15,544	183,321
Total benefits and expenses	314,190	176,872	36,885	527,947
Income before income taxes	56,040	47,930	806	104,776
Income tax expense	21,527	16,108	306	37,941
Net income	$34,513	$31,822	$500	$66,835

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended March 31, 2012:

	Three months ended March 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$103,589	$702	$23,796	$128,087
Fee income	18,094	107,644	1,205	126,943
Net investment income	181,063	104,346	11,772	297,181
Net realized gains on investments	5,965	10,717	5	16,687
Total revenues	308,711	223,409	36,778	568,898
Benefits and expenses:
Policyholder benefits	251,393	49,533	29,221	330,147
Operating expenses	35,365	112,296	17,325	164,986
Total benefits and expenses	286,758	161,829	46,546	495,133
Income (loss) before income taxes	21,953	61,580	(9,768)	73,765
Income tax expense (benefit)	6,917	20,207	(3,282)	23,842
Net income (loss)	$15,036	$41,373	$(6,486)	$49,923

14.  Commitments and Contingencies

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

15.  Subsequent Event

On April 26, 2013, the Company’s Board of Directors declared a dividend of $2,000 to be paid to its sole shareholder, GWL&A Financial, during the second quarter of 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As used in this Form 10-Q/A, the “Company” refers to Great-West Life & Annuity Insurance Company, a stock life insurance company originally organized on March 28, 1907 and domiciled in the state of Colorado, and its subsidiaries.

Management’s Discussion and Analysis has been revised for the effects of the restatement.

This Form 10-Q/A contains forward-looking statements.  Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments.  In particular, statements using words such as “may,” “would,” “could,” “should,” “estimates,” “expected,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements that represent the Company’s beliefs concerning future or projected levels of sales of its products, investment spreads or yields, or the earnings or profitability of the Company’s activities.

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

The Company recorded the following on January 1, 2013 in its condensed consolidated statement of income in connection with the termination of the reinsurance agreement (In millions):

Premium income	$42
Other revenue	7
Total	49

Increase (decrease) in future policy benefits	41
Dividends to policyholders	1
Total	42

Participating policyholders’ net income before income taxes	7
Income tax expense	2
Participating policyholders’ income	5

Provision for policyholders’ share of earnings on participating business	5
Net income available to shareholder	$—

Company Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Company for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$178	$128
Fee income	147	127
Other revenue	7	—
Net investment income	286	297
Net realized investment gains (losses)	15	17
Total revenues	633	569
Policyholder benefits	345	330
Operating expenses	183	165
Total benefits and expenses	528	495
Income before income taxes	105	74
Income tax expense	38	24
Net income	$67	$50

The Company’s consolidated net income increased by $17 million, or 34%, to $67 million for the three months ended March 31, 2013 when compared to 2012.  The increase in earnings is primarily due to improved mortality in 2013 as compared to 2012.

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

Fee income increased by $20 million, or 16%, to $147 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from higher average account balances generated by sales growth and the elevated performance of the U.S. equities market.  The equities market performance is evidenced by the 12% increase in the average S&P 500 index during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other revenue increased by $7 million for the three months ended March 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $11 million, or 4%, to $286 million for the three months ended March 31, 2013 when compared to 2012.  The primary driver of the change is a $10 million decrease in unrealized gains primarily generated by derivatives partially offset by a $6 million increase in unrealized gains from forward settling to be announced (“TBA”) security transactions.  The change is also due to an $8 million decrease in investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) decreased by $2 million, or 12%, to $15 million during the three months ended March 31, 2013 when compared to 2012.  The decrease is due to a loss of $14 million due to forward settling TBA security transactions.  The decrease is partially offset by $7 million of realized gains resulted from derivatives and $5 million resulted from increased realized gains on sales of bonds.

Total benefits and expenses increased by $33 million, or 7%, to $528 million for the three months ended March 31, 2013 when compared to 2012.  The increase in benefits expense is attributable to the $27 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC.  Additionally, the Retirement Services segment had an increase of $16 million primarily driven by higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  All three segments saw a decrease in policyholder benefits due to improved mortality in 2013 as compared to 2012.

Income tax expense increased by $14 million, or 58%, to $38 million for the three months ended March 31, 2013 when compared to 2012 primarily due to an increase in net income before tax.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Individual Markets Segment Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Individual Markets segment for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$154	$104
Fee income	23	18
Other revenue	7	—
Net investment income	177	181
Net realized investment gains (losses)	9	6
Total revenues	370	309
Policyholder benefits	278	251
Operating expenses	36	36
Total benefits and expenses	314	287
Income before income taxes	56	22
Income tax expense	22	7
Net income	$34	$15

Net income for the Individual Markets segment increased by $19 million to $34 million for the three months ended March 31, 2013 when compared to 2012.  The increase in earnings is primarily due to improved mortality in 2013 as compared to 2012.

Premium income increased by $50 million, or 48%, to $154 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  Additionally, there was an increase in premium income as a result of growth in the business.

Fee income increased by $5 million, or 28%, to $23 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to the amortization of unearned revenue liability related to the single premium universal life (“SPUL”) product.  Unearned revenue liability represents amounts that are assessed against a policyholder balance as consideration for origination of the contract.  The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the three months ended March 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $4 million, or 2%, to $177 million for the three months ended March 31, 2013 when compared to 2012.  The primary drivers of the change are a $3 million decrease in unrealized gains from derivatives and a $2 million decrease in investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) increased by $3 million, or 50%, to $9 million during the three months ended March 31, 2013 when compared to 2012.  Of the increase, $4 million resulted from increased realized gains on sales of bonds, $2 million resulted from increased realized gains on derivatives.  Offsetting the increase was a $3 million increase in losses on forward settling TBA security transactions.

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

Income tax expense increased by $15 million to $22 million during the three months ended March 31, 2013 when compared to 2012, primarily due to the increase in net income before taxes.  The Company also incurred approximately $3 million of additional income tax expense related to the policyholders’ share of earnings on participating business as a result of the termination of the reinsurance agreement with CLAC.

Retirement Services Segment Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

The following is a summary of certain financial data of the Retirement Services segment for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Income statement data (In millions)	2013	2012
Premium income	$—	$1
Fee income	123	107
Net investment income	97	104
Net realized investment gains (losses)	6	11
Total revenues	226	223
Policyholder benefits	45	50
Operating expenses	133	112
Total benefits and expenses	178	162
Income before income taxes	48	61
Income tax expense	16	20
Net income	$32	$41

Net income for the Retirement Services segment decreased by $9 million, or 22%, to $32 million for the three months ended March 31, 2013 when compared to 2012.  The decrease is due to higher operating expenses of $21 million due to growth in the segment from sales, lower net investment income due to lower unrealized gain on derivatives, and lower realized investment gains (losses) due to losses incurred on forward settling TBA security transactions.  This is partially offset by higher fee income due to higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.

Fee income increased by $16 million, or 15%, to $123 million for the three months ended March 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from higher average account balances attributable to sales growth and the improved performance of the U.S. equities market.  The equities market performance is evidenced by a 12% increase in the average S&P 500 index during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Net investment income decreased by $7 million, or 7%, to $97 million for the three months ended March 31, 2013 when compared to 2012.  The decrease is primarily driven by a $7 million decrease in unrealized gains primarily generated by derivatives.  Additionally, there was a $4 million decrease in investment income earned on bonds, mortgages and policy loans.  This was partially offset by a $5 million increase in unrealized gains from forward settling TBA security transactions.

Net realized investment gains (losses) decreased by $5 million, or 45%, to $6 million during the three months ended March 31, 2013 when compared to 2012. The fluctuation is driven primarily by an increase in losses of $11 million on forward settling TBA security transactions, partially offset by $6 million increase in realized gains primarily generated by bonds and derivatives.

Total benefits and expenses increased by $16 million, or 10%, to $178 million for the three months ended March 31, 2013 when compared to 2012.  The increase in benefits and expenses is primarily attributable to a $21 million, or 19%, increase in operating expenses due to higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  Offsetting the increase in operating expenses is a $5 million, or 10%, decrease in policyholder benefits primarily driven by improved mortality in 2013 as compared to 2012, as well as a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense decreased by $4 million, or 20%, to $16 million during the three months ended March 31, 2013 when compared to 2012.  The increase is primarily due to the decrease in income before income taxes.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at March 31, 2013 and December 31, 2012 follows:

(In millions)	March 31, 2013		December 31, 2012
Fixed maturities, available-for-sale	$16,761	64.3%	$18,188	69.7%
Fixed maturities, held for trading	175	0.7%	368	1.4%
Mortgage loans on real estate	2,898	11.1%	2,882	11.0%
Policy loans	4,183	16.0%	4,260	16.3%
Short-term investments, available-for-sale	1,926	7.4%	266	1.0%
Limited partnership and other corporation interests	113	0.4%	125	0.5%
Other investments	22	0.1%	21	0.1%
Total investments	$26,078	100.0%	$26,110	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally takes into account ratings from Standard & Poor’s Ratings Services, Fitch Ratings and Moody’s Investor Services, Inc.  In addition, the National Association of Insurance Commissioners (“NAIC”) implemented a ratings methodology for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at March 31, 2013 and December 31, 2012 is summarized as follows:

Credit Rating	March 31, 2013	December 31, 2012
AAA	19.9%	30.0%
AA	17.3%	14.4%
A	28.9%	23.9%
BBB	32.2%	30.1%
BB and below (Non-investment grade)	1.7%	1.6%
Total	100.0%	100.0%

The March 31, 2013 AAA rating percentage decreased as compared to December 31, 2012 as the Company sold AAA rated government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.

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

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2013 and December 31, 2012, the Company had $44 million and $138 million, respectively, of securities out on loan and $750 million and $4 million, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  The Company also uses TBA forward contracts to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

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

Application of Recent Accounting Pronouncements

See Note 3 to the accompanying condensed consolidated financial statements for a discussion of the application of recent accounting pronouncements.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $209 million and $278 million as of March 31, 2013 and December 31, 2012, respectively.  Short-term investments included above exclude amounts held to settle TBA forward contracts.  In addition, 98% of the fixed maturity portfolio carried an investment grade rating at March 31, 2013 and December 31, 2012, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

In the Quarterly Report on form 10-Q for the three months ended March 31, 2013, filed on May 3, 2013, management, including the Chief Executive Officer and Chief Financial Officer concluded that the “disclosure controls and procedures”, as defined in Rule 13e-15(3) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, were effective as of March 31, 2013.  In connection with the restatement of the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013, as discussed in Part I. Financial Information, Notes to Condensed Consolidated Financial Statements, Note 2 Restatement of Previously Issued Condensed Consolidated Financial Statements, a re-evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of the controls and procedures as of March 31, 2013.  Based on that re-evaluation and in light of the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the controls were not effective to ensure that information the Company is required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material misstatement in the interim condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 relating to the misapplication of the trade date scope exception guidance in ASC 815 in accounting for forwarding settling to be announced (“TBA”) security transactions.  These transactions should have been accounted for as derivative instruments.  In addition, the Company identified other misstatements related to accounting for customer payments and unearned revenue liabilities.

The Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan

The Company’s management is dedicated to the continuous and ongoing review of critical and complex accounting policies which could have a material impact on the financial statements.

In order to remediate the material weakness, management intends to strengthen our accounting control environment going forward to include the following:

1)             Complete the development of a comprehensive database of all complex accounting memorandums,

2)             Formalize the process for reviewing all significant accounting transactions for proper accounting treatment, and

3)             Formalize the process for refreshing all significant accounting policies and procedures on an annual basis or sooner for significant changes in accounting guidance.

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

Great-West Life & Annuity Insurance Company

By:	/s/ James H. Van Harmelen	Date:	November 19, 2013
James H. Van Harmelen, Senior Vice President and Chief Financial Officer