Form 10-Q/A
period 2013-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-11-19
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendement No. 1)

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

EXPLANATORY NOTE

Great-West Life & Annuity Insurance Company (“GWLA”) and its subsidiaries (collectively, the “Company”) is filing this Amendment No. 1 to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2013 (the “Original Filing”). The Amendment restates the Company’s unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013. This Amendment also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amendment” below, as a result of the restatement. Details of the impact of this restatement are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

As disclosed in the Company’s Form 8-K filed with the SEC on November 14, 2013, the Company determined that its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 contained misstatements with respect to the accounting for forward settling to be announced (“TBA”) security transactions, plan sponsor expense accounts, and deferred acquisition costs (“DAC”) and should no longer be relied upon.

As a result, the Company has restated the Company’s previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 to reflect the following:

•                  Management has determined that certain of its forward settling TBA security transactions should have been accounted for as derivative instruments as the Company did not regularly accept delivery of such securities when issued.  The Company has previously accounted for the forward settling TBA security transactions as secured borrowings.  As a result, the Company has restated its condensed consolidated balance sheet to reflect the value at period end as the value of the forward derivative rather than the acquisition cost of the security as previously reported.  The Company has also restated its condensed consolidated statements of income to record the mark-to-market adjustment through net income rather than through other comprehensive income.  The Company also restated its condensed consolidated statements of cash flows to conform to the changes made in the condensed consolidated balance sheets and condensed consolidated statements of income.  This misstatement impacts the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013.

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

As a result of the decision to restate prior periods, the Company has also corrected the following misstatements that had no impact on net income which were previously identified and assessed as immaterial to the previously issued condensed financial statements:

•                  First, as part of its recordkeeping services, the Company funds certain plan sponsor expense accounts from which the plan can pay for qualified expenses.  Management has determined that payment made to fund these plan sponsor expense accounts should be accounted for as customer payments.  As such, the Company has restated its condensed consolidated statements of income to record the payment as a reduction of fee income rather than as general insurance expense.  This misstatement impacts the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013.

•                  Second, management has reviewed its practices related to the accounting for certain fees paid by customers at the onset of an insurance contract and the related acquisition costs incurred by the Company on the sale of the insurance contract in the Company’s executive benefits market.  Management has concluded that the fees paid by the customers should be deferred as unearned revenue liability and the acquisition costs should be deferred as deferred acquisition costs asset in the condensed consolidated balance sheet.  The Company has previously accounted for the fees paid by customers as a reduction of the deferred acquisition costs asset in the condensed consolidated balance sheet.  This misstatement impacts the unaudited condensed consolidated financial statements as of June 30, 2013.

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

Part I     Financial Information

Item1.    Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
	(Restated, See Note 2)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,509,767 and $16,756,216)	$16,281,559	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $193,451 and $356,012)	198,926	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,057,906	2,881,758
Policy loans	4,181,279	4,260,200
Short-term investments, available-for-sale (amortized cost $1,997,680 and $266,332)	1,997,680	266,332
Limited partnership and other corporation interests	102,000	124,814
Other investments	19,682	21,328
Total investments	25,839,032	26,110,376

Other assets:
Cash	5,558	11,387
Reinsurance receivable	618,858	638,797
Deferred acquisition costs and value of business acquired	314,368	204,461
Investment income due and accrued	241,110	257,028
Collateral under securities lending agreements	64,116	142,022
Due from parent and affiliates	91,003	82,828
Goodwill	105,255	105,255
Other intangible assets	16,853	18,249
Other assets	659,179	609,623
Assets of discontinued operations	30,681	33,053
Separate account assets	25,369,168	24,605,526
Total assets	$53,355,181	$52,818,605

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
	(Restated, See Note 2)

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$23,792,497	$23,480,618
Policy and contract claims	319,295	321,375
Policyholders’ funds	373,373	374,821
Provision for policyholders’ dividends	64,761	63,102
Undistributed earnings on participating business	12,406	10,393
Total policy benefit liabilities	24,562,332	24,250,309

General liabilities:
Due to parent and affiliates	537,450	544,447
Commercial paper	93,788	97,987
Payable under securities lending agreements	64,116	142,022
Deferred income tax liabilities, net	121,157	288,995
Other liabilities	746,545	719,969
Liabilities of discontinued operations	30,681	33,053
Separate account liabilities	25,369,168	24,605,526
Total liabilities	51,525,237	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	772,360	771,041
Accumulated other comprehensive income (loss)	311,682	635,699
Retained earnings	738,870	722,525
Total stockholder’s equity	1,829,944	2,136,297
Total liabilities and stockholder’s equity	$53,355,181	$52,818,605

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)	(Restated, See Note 2)	(Restated, See Note 2)

Revenues:
Premium income	$66,357	$75,391	$244,678	$203,478
Fee income	154,307	135,160	301,253	262,103
Other revenue	—	—	7,355	—
Net investment income	248,603	296,086	533,965	593,267
Realized investment gains (losses), net:
Total other-than-temporary impairments	359	—	(61)	(254)
Other-than-temporary impairments transferred to other comprehensive income (loss)	—	—	(434)	—
Other realized investment gains, net	(24,673)	36,853	(9,080)	53,794
Total realized investment gains (losses), net	(24,314)	36,853	(9,575)	53,540
Total revenues	444,953	543,490	1,077,676	1,112,388
Benefits and expenses:
Life and other policy benefits	164,044	179,545	309,636	360,454
Increase (decrease) in future policy benefits	(32,985)	(57,657)	12,286	(58,288)
Interest paid or credited to contractholders	121,796	130,400	248,727	257,689
Provision for policyholders’ share of earnings on participating business	(483)	558	4,496	2,188
Dividends to policyholders	12,868	11,775	34,720	32,725
Total benefits, net	265,240	264,621	609,865	594,768
General insurance expenses	163,704	151,858	322,182	291,615
Amortization of deferred acquisition costs and value of business acquired	14,797	16,601	30,304	32,491
Interest expense	9,335	9,351	18,673	18,690
Total benefits and expenses, net	453,076	442,431	981,024	937,564
Income (loss) before income taxes	(8,123)	101,059	96,652	174,824
Income tax expense (benefit)	(4,069)	35,034	33,872	58,876
Net income (loss)	$(4,054)	$66,025	$62,780	$115,948

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)	(Restated, See Note 2)	(Restated, See Note 2)

Net income (loss)	$(4,054)	$66,025	$62,780	$115,948
Components of other comprehensive income (loss)
Unrealized gains (losses) arising on fixed maturities, available-for-sale (1)	(588,693)	172,325	(629,873)	207,058
Net change during the period related to cash flow hedges	(7,040)	11,585	16,908	7,039
Reclassification adjustment for (gains) losses realized in net income	2,524	(24,876)	(22,056)	(42,767)
Net unrealized gains (losses) related to investments	(593,209)	159,034	(635,021)	171,330
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	121,174	(40,732)	136,532	(28,624)
Other comprehensive income (loss) before income taxes	(472,035)	118,302	(498,489)	142,706
Income tax (benefit) expense related to items of other comprehensive income (loss)	(165,213)	41,406	(174,472)	49,947
Other comprehensive income (loss)	(306,822)	76,896	(324,017)	92,759
Comprehensive income (loss)	$(310,876)	$142,921	$(261,237)	$208,707

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2013 (Restated, See Note 2)
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				62,780	62,780
Other comprehensive income (loss), net of income taxes			(324,017)		(324,017)
Dividends				(46,435)	(46,435)
Capital contribution - stock-based compensation		1,266			1,266
Income tax benefit on stock options exercised		53			53
Balances, June 30, 2013	$7,032	$772,360	$311,682	$738,870	$1,829,944

	Six Months Ended June 30, 2012 (Restated, See Note 2)
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				115,948	115,948
Other comprehensive income (loss), net of income taxes			92,759		92,759
Dividends				(103,200)	(103,200)
Capital contribution - stock-based compensation		1,121			1,121
Income tax benefit on stock-based compensation		46			46
Balances, June 30, 2012	$7,032	$769,414	$562,741	$681,560	$2,020,747

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
	(Restated, See Note 2)	(Restated, See Note 2)

Net cash provided by operating activities	$544,306	$231,364

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	6,078,196	2,979,149
Mortgage loans on real estate	86,171	42,733
Limited partnership interests, other corporation interests and other investments	18,374	23,585
Purchases of investments:
Fixed maturities, available-for-sale	(4,823,436)	(2,412,666)
Mortgage loans on real estate	(258,206)	(71,091)
Limited partnership interests, other corporation interests and other investments	(1,360)	(3,744)
Net change in short-term investments	(1,731,348)	(1,023,780)
Policy loans, net	37	1,339
Purchases of furniture, equipment and software	(10,127)	(9,005)
Net cash used in investing activities	(641,699)	(473,480)

Cash flows from financing activities:
Contract deposits	1,062,743	1,265,415
Contract withdrawals	(919,009)	(906,445)
Change in due to parent and affiliates	(19,013)	(8,973)
Dividends paid	(46,435)	(103,200)
Net commercial paper borrowings	(4,199)	(2,551)
Change in bank overdrafts	17,424	(609)
Income tax benefit of stock option exercises	53	46
Net cash provided by financing activities	91,564	243,683

Net decrease in cash	(5,829)	1,567
Cash, beginning of year	11,387	7,593
Cash, end of period	$5,558	$9,160

See notes to condensed consolidated financial statements.	(Continued)

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

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

2.  Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company determined that its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 contained misstatements with respect to the accounting for forward settling to be announced (“TBA”) security transactions, plan sponsor expense accounts, and deferred acquisition costs (“DAC”).

As a result, the Company has restated the Company’s previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 to reflect the following:

•                  Management has determined that certain of its forward settling TBA security transactions should be accounted for as derivative instruments as the Company did not regularly accept delivery of such securities when issued.  The Company has previously accounted for the forward settling TBA security transactions as secured borrowings.  As a result, the Company has restated its condensed consolidated balance sheet to reflect the value at period end as the value of the forward derivative rather than the acquisition cost of the security as previously reported.  The Company has also restated its condensed consolidated statements of income to record the mark-to-market adjustment through net income rather than through other comprehensive income. The Company also restated its condensed consolidated statements of cash flows to conform to the changes made in the condensed consolidated balance sheets and condensed consolidated statements of income.  As a result of this misstatement, stockholder’s equity was overstated by $43,986 as of June 30, 2013. Net income was overstated by $47,467 and $54,860 for the three and six months ended June 30, 2013, respectively.   Net income was understated by $4,977 and $3,906 for the three and six months ended June 30, 2012, respectively.

•                  As part of its recordkeeping services, the Company funds certain plan sponsor expense accounts from which the plan can pay for qualified expenses.  Management has determined that payment made to fund these plan sponsor expense accounts should be accounted for as customer payments.  As such, the Company has restated its condensed consolidated statements of income to record the payment as a reduction of fee income rather than as general insurance expense.  As a result of this misstatement, fee income and general insurance expense were overstated by $9,024 and $17,970 for the three and six months ended June 30, 2013, respectively.

•                  Management has reviewed its practices related to the accounting for certain fees paid by customers at the onset of an insurance contract and the related acquisition costs incurred by the Company on the sale of the insurance contract in the Company’s executive benefits market.  Management has concluded that the fees paid by the customers should be deferred as unearned revenue liability and the acquisition costs should be deferred as deferred acquisition costs asset in the condensed consolidated balance sheet.  The Company has previously accounted for the fees paid by customers as a reduction of the deferred acquisition costs asset in the condensed consolidated balance sheet.  As a result of this misstatement, deferred acquisition cost and value of business acquired asset and future policy benefits liability were understated by $42,803 as of June 30, 2013.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated balance sheet as of June 30, 2013:

	As previously
	reported	Adjustments	As restated

Fixed maturities, available-for-sale, at fair value (1)	$18,209,545	$(1,927,986)	$16,281,559
Total investments	27,767,018	(1,927,986)	25,839,032
Deferred acquisition costs and value of business acquired	272,466	41,902	314,368
Investment income due and accrued	241,889	(779)	241,110
Due from parent and affiliates	71,491	19,512	91,003
Other assets	654,493	4,686	659,179
Total assets	55,217,846	(1,862,665)	53,355,181
Future policy benefits	23,749,694	42,803	23,792,497
Total policy benefit liabilities	24,519,529	42,803	24,562,332
Repurchase agreements	1,894,338	(1,894,338)	—
Deferred income tax liabilities, net	124,047	(2,890)	121,157
Other liabilities	710,799	35,746	746,545
Total liabilities	53,343,916	(1,818,679)	51,525,237
Accumulated other comprehensive income (loss)	300,808	10,874	311,682
Retained earnings	793,730	(54,860)	738,870
Total stockholder’s equity	1,873,930	(43,986)	1,829,944
Total liabilities and stockholder’s equity	55,217,846	(1,862,665)	53,355,181

(1) Fixed maturities, available-for-sale, amortized cost	17,457,961	(1,948,194)	15,509,767

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the three months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Fee income	$163,331	$(9,024)	$154,307
Net investment income	299,179	(50,576)	248,603
Other realized investment (losses), net	(1,353)	(23,320)	(24,673)
Total realized investment gains (losses), net	(994)	(23,320)	(24,314)
Total revenues	527,873	(82,920)	444,953
General insurance expenses	172,728	(9,024)	163,704
Amortization of deferred acquisition costs and value of business acquired	16,783	(1,986)	14,797
Total benefits and expenses, net	464,086	(11,010)	453,076
Income (loss) before income taxes	63,787	(71,910)	(8,123)
Income tax expense (benefit)	20,374	(24,443)	(4,069)
Net income (loss)	43,413	(47,467)	(4,054)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the six months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Fee income	$319,223	$(17,970)	$301,253
Net investment income	589,581	(55,616)	533,965
Other realized investment gains, net	20,998	(30,078)	(9,080)
Total realized investment gains (losses), net	20,503	(30,078)	(9,575)
Total revenues	1,181,340	(103,664)	1,077,676
General insurance expenses	340,152	(17,970)	322,182
Amortization of deferred acquisition costs and value of business acquired	32,881	(2,577)	30,304
Total benefits and expenses, net	1,001,571	(20,547)	981,024
Income before income taxes	179,769	(83,117)	96,652
Income tax expense	62,129	(28,257)	33,872
Net income	117,640	(54,860)	62,780

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the three months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net investment income	$299,792	$(3,706)	$296,086
Other realized investment gains, net	24,919	11,934	36,853
Total realized investment gains (losses), net	24,919	11,934	36,853
Total revenues	535,262	8,228	543,490
Amortization of deferred acquisition costs and value of business acquired	15,789	812	16,601
Total benefits and expenses, net	441,619	812	442,431
Income before income taxes	93,643	7,416	101,059
Income tax expense	32,595	2,439	35,034
Net income	61,048	4,977	66,025

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the six months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net investment income	$602,921	$(9,654)	$593,267
Other realized investment gains, net	37,053	16,741	53,794
Total realized investment gains (losses), net	36,799	16,741	53,540
Total revenues	1,105,301	7,087	1,112,388
Amortization of deferred acquisition costs and value of business acquired	31,231	1,260	32,491
Total benefits and expenses, net	936,304	1,260	937,564
Income before income taxes	168,997	5,827	174,824
Income tax expense	56,955	1,921	58,876
Net income	112,042	3,906	115,948

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the three months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Net income (loss)	$43,413	$(47,467)	$(4,054)
Unrealized gains (losses) arising on fixed maturities, available-for-sale	(612,083)	23,390	(588,693)
Reclassification adjustment for (gains) losses realized in net income	2,251	273	2,524
Net unrealized (gains) losses related to investments	(616,872)	23,663	(593,209)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	125,324	(4,150)	121,174
Other comprehensive income (loss) before income taxes	(491,548)	19,513	(472,035)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(172,042)	6,829	(165,213)
Other comprehensive income (loss)	(319,506)	12,684	(306,822)
Comprehensive income (loss)	(276,093)	(34,783)	(310,876)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Net income	$117,640	$(54,860)	$62,780
Unrealized gains (losses) arising on fixed maturities, available-for-sale	(652,701)	22,828	(629,873)
Reclassification adjustment for (gains) losses realized in net income	(19,436)	(2,620)	(22,056)
Net unrealized (gains) losses related to investments	(655,229)	20,208	(635,021)
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	140,011	(3,479)	136,532
Other comprehensive income (loss) before income taxes	(515,218)	16,729	(498,489)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(180,327)	5,855	(174,472)
Other comprehensive income (loss)	(334,891)	10,874	(324,017)
Comprehensive income (loss)	(217,251)	(43,986)	(261,237)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the three months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$61,048	$4,977	$66,025
Unrealized gains (losses) arising on fixed maturities, available-for-sale	177,624	(5,299)	172,325
Reclassification adjustment for (gains) losses realized in net income	(27,290)	2,414	(24,876)
Net unrealized (gains) losses related to investments	161,919	(2,885)	159,034
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(41,214)	482	(40,732)
Other comprehensive income (loss) before income taxes	120,705	(2,403)	118,302
Income tax (benefit) expense related to items of other comprehensive income (loss)	42,247	(841)	41,406
Other comprehensive income (loss)	78,458	(1,562)	76,896
Comprehensive income (loss)	139,506	3,415	142,921

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$112,042	$3,906	$115,948
Unrealized gains (losses) arising on fixed maturities, available-for-sale	211,734	(4,676)	207,058
Reclassification adjustment for (gains) losses realized in net income	(44,681)	1,914	(42,767)
Net unrealized (gains) losses related to investments	174,092	(2,762)	171,330
Future policy benefits, deferred acquisition costs and value of business acquired adjustments	(29,063)	439	(28,624)
Other comprehensive income (loss) before income taxes	145,029	(2,323)	142,706
Income tax (benefit) expense related to items of other comprehensive income (loss)	50,760	(813)	49,947
Other comprehensive income (loss)	94,269	(1,510)	92,759
Comprehensive income (loss)	206,311	2,396	208,707

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of stockholder’s equity for the six months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Net income	$117,640	$(54,860)	$62,780
Other comprehensive income (loss), net of income taxes	(334,891)	10,874	(324,017)
Accumulated other comprehensive income (loss)	300,808	10,874	311,682
Retained earnings	793,730	(54,860)	738,870
Total	1,873,930	(43,986)	1,829,944

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of stockholder’s equity for the six months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$112,042	$3,906	$115,948
Other comprehensive income (loss), net of income taxes	94,269	(1,510)	92,759
Accumulated other comprehensive income (loss)	564,251	(1,510)	562,741
Retained earnings	677,654	3,906	681,560
Total	2,018,351	2,396	2,020,747

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of cash flows items for the six months ended June 30, 2013:

	As previously
	reported	Adjustments	As restated

Net cash provided by operating activities	$581,270	$(36,964)	$544,306
Net change in short-term investments	(3,682,162)	1,950,814	(1,731,348)
Net change in repurchase agreements	1,894,338	(1,894,338)	—
Net cash used in investing activities	(698,175)	56,476	(641,699)
Change in due to parent and affiliates	499	(19,512)	(19,013)
Net cash provided by financing activities	111,076	(19,512)	91,564

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of cash flows items for the six months ended June 30, 2012:

	As previously
	reported	Adjustments	As restated

Net cash provided by operating activities	$226,115	$5,249	$231,364
Net change in short-term investments	(2,115,747)	1,091,967	(1,023,780)
Net change in repurchase agreements	1,098,522	(1,098,522)	—
Net cash used in investing activities	(466,925)	(6,555)	(473,480)
Change in due to parent and affiliates	(10,279)	1,306	(8,973)
Net cash provided by financing activities	242,377	1,306	243,683

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

6.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$923,046	$56,313	$6,875	$972,484	$—
Obligations of U.S. states and their subdivisions	1,731,629	235,248	7,784	1,959,093	—
Foreign government securities	2,698	—	25	2,673	—
Corporate debt securities (2)	10,164,568	618,701	240,214	10,543,055	(2,455)
Asset-backed securities	1,743,165	120,098	32,660	1,830,603	(78,652)
Residential mortgage-backed securities	338,222	11,948	2,490	347,680	(214)
Commercial mortgage-backed securities	593,273	26,092	5,976	613,389	—
Collateralized debt obligations	13,166	14	598	12,582	—
Total fixed maturities	$15,509,767	$1,068,414	$296,622	$16,281,559	$(81,321)

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

	June 30, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$815,999	$849,614
Maturing after one year through five years	3,071,738	3,321,878
Maturing after five years through ten years	3,626,928	3,889,260
Maturing after ten years	4,607,710	4,669,382
Mortgage-backed and asset-backed securities	3,387,392	3,551,425
	$15,509,767	$16,281,559

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$2,059,748	$964,142	$5,360,913	$2,390,054
Gross realized gains from sales	18,191	23,499	51,404	43,505
Gross realized losses from sales	19,636	1,420	26,912	2,901

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

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$206,332	$6,720	$4,532	$155	$210,864	$6,875
Obligations of U.S. states and their subdivisions	135,157	7,784	—	—	135,157	7,784
Foreign government securities	2,673	25	—	—	2,673	25
Corporate debt securities	2,651,521	173,565	228,995	66,649	2,880,516	240,214
Asset-backed securities	273,746	10,285	354,453	22,375	628,199	32,660
Residential mortgage-backed securities	36,313	2,471	1,104	19	37,417	2,490
Commercial mortgage-backed securities	77,276	5,976	—	—	77,276	5,976
Collateralized debt obligations	—	—	12,550	598	12,550	598
Total fixed maturities	$3,383,018	$206,826	$601,634	$89,796	$3,984,652	$296,622

Total number of securities in an unrealized loss position		354		92		446

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

Fixed maturity investments — Total unrealized losses and OTTI increased by $123,874, or 72%, from December 31, 2012 to June 30, 2013.  This increase in unrealized losses was across most asset classes and reflects an increase in interest rates and widening credit spreads.

Unrealized losses and OTTI less than twelve months increased by $190,766 from December 31, 2012 to June 30, 2013.  This increase was across all asset classes and was due to higher interest rates and widening credit spreads resulting in generally lower valuations of these fixed maturity securities.  The securities continue to be rated investment grade.

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

7.  Derivative Financial Instruments

Derivative transactions are entered generally into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

Certain derivative master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $111,491(1) and $55,875 as of June 30, 2013 and December 31, 2012, respectively.  The Company had pledged collateral related to these derivatives of $83,160 and $43,360 as of June 30, 2013 and December 31, 2012, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2013 the fair value of assets that could be required to settle the derivatives in a net liability position was $28,331.

(1) Due to a previous misstatement, the $80,605 as previously presented was restated to $111,491 as a result of improperly netting assets in the calculation of net liabilities.  In conjunction with this change, additional disclosures of the Company’s pledged collateral have been included herein.

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

The following tables summarize derivative financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$193,700	$17,671	$17,671	$—
Cross-currency swaps	634,717	(103,581)	6,010	109,591
Total cash flow hedges	828,417	(85,910)	23,681	109,591

Fair value hedges:
Interest rate swaps	121,776	5,689	5,830	141
Total fair value hedges	121,776	5,689	5,830	141

Total derivatives designated as hedges	950,193	(80,221)	29,511	109,732

Derivatives not designated as hedges:
Interest rate swaps	37,100	(1,010)	749	1,759
Futures on equity indices	4,836	—	—	—
Interest rate futures	17,000	—	—	—
Interest rate swaptions	593,874	849	849	—
Other forward contracts	3,162,100	(31,060)	4,687	35,747

Total derivatives not designated as hedges	3,814,910	(31,221)	6,285	37,506

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$4,765,103	$(111,442)	$35,796	$147,238

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

The Company had 32 and 75 interest rate swap transactions with an average notional amount of $2,821 and $8,685 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company had 15 and 23 cross-currency swap transactions with an average notional amount of $11,601 and $12,710, respectively.  The Company had 379 and 931 futures transactions with an average number of contracts per transaction of 11 and 11 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  The Company had 26 and 46 swaption transactions with an average notional amount of $5,123 and $5,528 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  The Company had 527 and 737 TBA forward transactions with an average notional amount of $47,875 and $33,237 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

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

•                  The increase of $3,162,100 in other forward contracts since December 31, 2012 was due to the Company’s positions being closed at year end.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The Company recognized total derivative gains (losses) in net investment income of ($31,332) and $5,081 for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized total derivative gains (losses) in net investment income of ($26,255) and $13,144 for the six-month periods ended June 30, 2013 and 2012, respectively. The Company recognized net investment gains (losses) on closed derivative positions of ($27,122) and $13,470 for the three-month periods ended June 30, 2013 and 2012, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($36,323) and $11,680 for the six-month periods ended June 30, 2013 and 2012, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012 reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(7,108)	$5,698	$3,225	$699	(A)
Cross-currency swaps	68	5,887	—	—
Interest rate futures	—	—	16	16	(A)
Total cash flow hedges	$(7,040)	$11,585	$3,241	$715

(A) Net investment income.

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(9,801)	$6,206	$3,916	$1,442	(A)
Cross-currency swaps	26,709	833	—	—
Interest rate futures	—	—	32	32	(A)
Total cash flow hedges	$16,908	$7,039	$3,948	$1,474

(A) Net investment income.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended June 30,			Three months ended June 30,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$5,188	$(1,832	)(A)	$—	$—
Interest rate swaps	(569)	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(4,166)	1,832	(A)
Items hedged in interest rate swaps	—	—		(453)	—	(B)
Total fair value hedges	$4,619	$(1,832)		$(4,619)	$1,832

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

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three months ended June 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$62	(A)	$106	(A)
Futures on equity indices	(878	)(B)	50	(B)
Interest rate swaps	(800	)(A)	1,003	(A)
Interest rate swaps	(473	)(B)	(136	)(B)
Interest rate futures	860	(A)	146	(A)
Interest rate futures	(982	)(B)	(360	)(B)
Interest rate swaptions	894	(A)	225	(A)
Interest rate swaptions	(683	)(B)	(423	)(B)
Other forward contracts	(36,611	)(A)	2,886	(A)
Other forward contracts	(23,084	)(B)	14,339	(B)

Total derivatives not designated as hedging instruments	$(61,695)		$17,836

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Six months ended June 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$86	(A)	$79	(A)
Futures on equity indices	(1,112	)(B)	(224	)(B)
Interest rate swaps	(1,315	)(A)	8,879	(A)
Interest rate swaps	(636	)(B)	(4,432	)(B)
Interest rate futures	(520	)(A)	(284	)(A)
Interest rate futures	490	(B)	(1,537	)(B)
Interest rate swaptions	1,584	(A)	234	(A)
Interest rate swaptions	(1,308	)(B)	(770	)(B)
Other forward contracts	(31,060	)(A)	2,762	(A)
Other forward contracts	(32,735	)(B)	18,643	(B)

Total derivatives not designated as hedging instruments	$(66,526)		$23,350

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

8.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  In the event of default or bankruptcy of the Company, there are circumstances whereby a regulator under Colorado insolvency laws may disallow set-off and close-out netting.  The Company’s ISDA Master Agreements generally include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties at June 30, 2013 and December 31, 2012:

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
	June 30, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$972,484	$—	$972,484
Obligations of U.S. states and their subdivisions	—	1,959,093	—	1,959,093
Foreign government securities	—	2,673	—	2,673
Corporate debt securities	—	10,541,259	1,796	10,543,055
Asset-backed securities	—	1,569,835	260,768	1,830,603
Residential mortgage-backed securities	—	347,680	—	347,680
Commercial mortgage-backed securities	—	613,389	—	613,389
Collateralized debt obligations	—	12,550	32	12,582
Total fixed maturities available-for-sale	—	16,018,963	262,596	16,281,559
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	98,397	—	98,397
Corporate debt securities	—	58,842	—	58,842
Asset-backed securities	—	41,687	—	41,687
Total fixed maturities held for trading	—	198,926	—	198,926
Short-term investments available-for-sale	189,222	1,808,458	—	1,997,680
Collateral under securities lending agreements	64,116	—	—	64,116
Collateral under derivative counterparty collateral agreements	83,160	—	—	83,160
Derivative instruments designated as hedges:
Interest rate swaps	—	23,501	—	23,501
Cross-currency swaps	—	6,010	—	6,010
Derivative instruments not designated as hedges:
Interest rate swaps	—	749	—	749
Interest rate swaptions	—	849	—	849
Other forward contracts	—	4,687	—	4,687
Total derivative instruments	—	35,796	—	35,796
Separate account assets	13,123,478	12,245,690	—	25,369,168
Total assets	$13,459,976	$30,307,833	$262,596	$44,030,405

Liabilities
Payable under securities lending agreements	$64,116	$—	$—	$64,116
Derivative instruments designated as hedges:
Interest rate swaps	—	141	—	141
Cross-currency swaps	—	109,591	—	109,591
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,759	—	1,759
Other forward contracts	—	35,747	—	35,747
Total derivative instruments	—	147,238	—	147,238
Separate account liabilities (1)	34	188,857		188,891
Total liabilities	$64,150	$336,095	$—	$400,245

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

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,057,906	$3,145,236	$2,881,758	$3,114,796
Policy loans	4,181,279	4,181,279	4,260,200	4,260,200
Limited partnership interests	47,438	46,896	46,707	43,954
Other investments	18,497	44,696	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$9,757,842	$9,508,711	$9,622,357	$9,731,734
Policyholders’ funds	373,373	373,373	374,821	374,821
Commercial paper	93,788	93,788	97,987	97,987
Notes payable due to parent	532,505	545,922	532,491	563,860

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

10.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2013	$885,393	$40,068	$(184,162)	$(122,795)	$618,504
Other comprehensive income (loss) before reclassifications	(382,650)	(4,576)	78,763	—	(308,463)
Amounts reclassified from AOCI	3,747	(2,106)	—	—	1,641
Net current period other comprehensive income (loss)	(378,903)	(6,682)	78,763	—	(306,822)
Balances, June 30, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682

	Three months ended June 30, 2012
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2012	$658,245	$37,555	$(131,784)	$(78,171)	$485,845
Other comprehensive income (loss) before reclassifications	112,011	7,530	(26,477)	—	93,064
Amounts reclassified from AOCI	(15,703)	(465)	—	—	(16,168)
Net current period other comprehensive income (loss)	96,308	7,065	(26,477)	—	76,896
Balances, June 30, 2012	$754,553	$44,620	$(158,261)	$(78,171)	$562,741

	Six months ended June 30, 2013
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(409,418)	10,990	88,747	—	(309,681)
Amounts reclassified from AOCI	(11,770)	(2,566)	—	—	(14,336)
Net current period other comprehensive income (loss)	(421,188)	8,424	88,747	—	(324,017)
Balances, June 30, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2012
	Unrealized gains losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	134,588	4,575	(18,606)	—	120,557
Amounts reclassified from AOCI	(26,840)	(958)	—	—	(27,798)
Net current period other comprehensive income (loss)	107,748	3,617	(18,606)	—	92,759
Balances, June 30, 2012	$754,553	$44,620	$(158,261)	$(78,171)	$562,741

The following tables present the related tax effects allocated to each component of other comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(588,693)	$206,043	$(382,650)
Net changes during the year related to cash flow hedges	(7,040)	2,464	(4,576)
Reclassification adjustment for (gains) losses realized in net income	2,524	(883)	1,641
Net unrealized gains (losses)	(593,209)	207,624	(385,585)
Future policy benefits, DAC, and VOBA adjustments	121,174	(42,411)	78,763
Net unrealized gains (losses)	(472,035)	165,213	(306,822)
Other comprehensive income (loss)	$(472,035)	$165,213	$(306,822)

	Three months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$172,325	$(60,314)	$112,011
Net changes during the year related to cash flow hedges	11,585	(4,055)	7,530
Reclassification adjustment for (gains) losses realized in net income	(24,876)	8,708	(16,168)
Net unrealized gains (losses)	159,034	(55,661)	103,373
Future policy benefits, DAC, and VOBA adjustments	(40,732)	14,255	(26,477)
Net unrealized gains (losses)	118,302	(41,406)	76,896
Other comprehensive income (loss)	$118,302	$(41,406)	$76,896

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Six months ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(629,873)	$220,455	$(409,418)
Net changes during the year related to cash flow hedges	16,908	(5,918)	10,990
Reclassification adjustment for (gains) losses realized in net income	(22,056)	7,720	(14,336)
Net unrealized gains (losses)	(635,021)	222,257	(412,764)
Future policy benefits, DAC, and VOBA adjustments	136,532	(47,785)	88,747
Net unrealized gains (losses)	(498,489)	174,472	(324,017)
Other comprehensive income (loss)	$(498,489)	$174,472	$(324,017)

	Six months ended June 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$207,058	$(72,470)	$134,588
Net changes during the year related to cash flow hedges	7,039	(2,464)	4,575
Reclassification adjustment for (gains) losses realized in net income	(42,767)	14,969	(27,798)
Net unrealized gains (losses)	171,330	(59,965)	111,365
Future policy benefits, DAC, and VOBA adjustments	(28,624)	10,018	(18,606)
Net unrealized gains (losses)	142,706	(49,947)	92,759
Other comprehensive income (loss)	$142,706	$(49,947)	$92,759

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three and six-months ended June 30, 2013:

Three months ended June 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$5,765	Other realized investment gains, net
	5,765	Total before tax
	2,018	Tax expense or benefit
	$3,747	Net of tax

Gains / (losses) on cash flow hedges	$(3,241)	Net investment income
	(3,241)	Total before tax
	(1,135)	Tax expense or benefit
	$(2,106)	Net of tax

Total reclassification for the period	$1,641	Net of tax

Six months ended June 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized gains (losses) arising on fixed maturities available-for-sale	$(18,108)	Other realized investment gains, net
	(18,108)	Total before tax
	(6,338)	Tax expense or benefit
	$(11,770)	Net of tax

Gains / (losses) on cash flow hedges	$(3,948)	Net investment income
	(3,948)	Total before tax
	(1,382)	Tax expense or benefit
	$(2,566)	Net of tax

Total reclassification for the period	$(14,336)	Net of tax

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Current	$(933)	$25,652	$25,902	$33,988
Deferred	(3,136)	9,382	7,970	24,888
Total income tax provision	$(4,069)	$35,034	$33,872	$58,876

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate for the six-month periods ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.4)%	(2.3)%
Tax credits	(1.5)%	(1.3)%
State income taxes, net of federal benefit	1.8%	1.2%
Other, net	2.1%	1.1%
Effective income tax rate	35.0%	33.7%

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

The following table summarizes segment financial information for the three months ended June 30, 2013:

	Three months ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$28,908	$1,184	$36,265	$66,357
Fee income	24,175	129,051	1,081	154,307
Other revenue	—	—	—	—
Net investment income	172,313	64,342	11,948	248,603
Net realized gains on investments	7,881	(32,199)	4	(24,314)
Total revenues	233,277	162,378	49,298	444,953
Benefits and expenses:
Policyholder benefits	175,667	48,384	41,189	265,240
Operating expenses	37,525	129,335	20,976	187,836
Total benefits and expenses	213,192	177,719	62,165	453,076
Income (loss) before income taxes	20,085	(15,341)	(12,867)	(8,123)
Income tax expense (benefit)	6,106	(5,465)	(4,710)	(4,069)
Net income (loss)	$13,979	$(9,876)	$(8,157)	$(4,054)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the three months ended June 30, 2012:

	Three months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$42,170	$1,164	$32,057	$75,391
Fee income	18,803	115,136	1,221	135,160
Net investment income	181,751	102,458	11,877	296,086
Net realized gains on investments	14,824	22,001	28	36,853
Total revenues	257,548	240,759	45,183	543,490
Benefits and expenses:
Policyholder benefits	183,452	52,845	28,324	264,621
Operating expenses	31,168	129,059	17,583	177,810
Total benefits and expenses	214,620	181,904	45,907	442,431
Income (loss) before income taxes	42,928	58,855	(724)	101,059
Income tax expense (benefit)	14,900	19,652	482	35,034
Net income (loss)	$28,028	$39,203	$(1,206)	$66,025

The following table summarizes segment financial information for the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$182,584	$1,184	$60,910	$244,678
Fee income	47,374	251,706	2,173	301,253
Other revenue	7,355	—	—	7,355
Net investment income	349,439	160,633	23,893	533,965
Net realized gains on investments	16,754	(26,342)	13	(9,575)
Total revenues	603,506	387,181	86,989	1,077,676
Benefits and expenses:
Policyholder benefits	453,974	93,361	62,530	609,865
Operating expenses	73,408	261,231	36,520	371,159
Total benefits and expenses	527,382	354,592	99,050	981,024
Income (loss) before income taxes	76,124	32,589	(12,061)	96,652
Income tax expense (benefit)	27,633	10,643	(4,404)	33,872
Net income (loss)	$48,491	$21,946	$(7,657)	$62,780

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes segment financial information for the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$145,759	$1,865	$55,854	$203,478
Fee income	36,898	222,780	2,425	262,103
Net investment income	362,814	206,804	23,649	593,267
Net realized gains on investments	20,789	32,718	33	53,540
Total revenues	566,260	464,167	81,961	1,112,388
Benefits and expenses:
Policyholder benefits	434,844	102,379	57,545	594,768
Operating expenses	66,534	241,355	34,907	342,796
Total benefits and expenses	501,378	343,734	92,452	937,564
Income (loss) before income taxes	64,882	120,433	(10,491)	174,824
Income tax expense (benefit)	21,817	39,858	(2,799)	58,876
Net income (loss)	$43,065	$80,575	$(7,692)	$115,948

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

Company Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Company for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$66	$75
Fee income	154	135
Net investment income	250	296
Net realized investment gains (losses)	(24)	37
Total revenues	446	543
Policyholder benefits	265	265
Operating expenses	189	177
Total benefits and expenses	454	442
Income (loss) before income taxes	(8)	101
Income tax expense (benefit)	(4)	35
Net income (loss)	$(4)	$66

The Company’s consolidated net income decreased from an income of $66 million for the three months ended June 30, 2012 to a loss of $4 million for the three months ended June 30, 2013. The Company’s forward settling to be announced (“TBA”) security transactions generated realized investment losses due to rising interest rates during the period which along with the sale of certain perpetual debt investments drove the decrease in earnings.   These decreases in earnings were partially offset by an increase in fees due to increased average asset levels, driven by higher average market levels.

During periods of rising interest rates, the Company experiences unrealized losses on fixed maturity-type investments.  The Company’s forward settling TBA investments are in agency mortgage-backed pools which are fixed maturity-type investments.  However, the TBA security transactions are accounted for as derivatives causing these gains and losses to flow through earnings. Although the Company experienced losses in the second quarter on TBA security transactions, it expects to recover the losses over the average life of the replacement investment and is currently earning a higher investment yield on these investments compared to what it would have earned by investing in the TBA security itself.

Net income before income taxes adjusted to exclude realized and unrealized gains and losses on TBA security transactions was $52 million and $84 million for the three months ended June 30, 2013 and 2012, respectively.

Premium income decreased by $9 million, or 12%, to $66 million for the three months ended June 30, 2013 when compared to 2012.  This decrease is primarily related to the $13 million decrease in the Company’s Individual Markets segment which is driven by lower sales in the executive benefits market.

Fee income increased by $19 million, or 14%, to $154 million for the three months ended June 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by the 19% increase in the average S&P 500 index during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Additionally, there was an increase in fee income related to the single premium universal life (“SPUL”) product.

Net investment income decreased by $46 million, or 16%, to $250 million for the three months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $39 million lower unrealized gains on forward settling TBA security transactions, $4 million lower unrealized gains on bonds, and $4 million lower investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) decreased by $61 million from a gain of $37 million in 2012 to a loss of $24 million in 2013. The fluctuation is driven primarily by an increase in losses of $37 million on forward settling TBA security transactions and the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013. The remainder of the fluctuation is a combination of lower realized gains on other bonds partially offset by a $5 million increase in realized gains on mortgages due to prepayments.

Total benefits and expenses increased by $12 million, or 3%, to $454 million for the three months ended June 30, 2013 when compared to 2012 due to higher operating expenses.  The increase in operating expenses is driven by the Individual Markets segment that had higher general and administrative expense due to overall growth in 2013.

Income tax expense (benefit) changed from an expense of $35 million in 2012 to a tax benefit of $4 million in 2013 primarily due to a decrease in net income before tax.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Company for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$245	$204
Fee income	301	262
Other revenue	7	—
Net investment income	534	593
Net realized investment gains (losses)	(9)	53
Total revenues	1,078	1,112
Policyholder benefits	610	595
Operating expenses	371	342
Total benefits and expenses	981	937
Income before income taxes	97	175
Income tax expense	34	59
Net income	$63	$116

The Company’s consolidated net income decreased by $53 million, or 46%, to $63 million for the six months ended June 30, 2013 when compared to 2012. The decrease in earnings is primarily due to lower realized investment gains from forward settling TBA security transactions and the sale of certain perpetual debt investments. Additionally, there is lower net investment income primarily due to lower unrealized gains from forward settling TBA security transactions. These decreases in earnings are partially offset by an increase in fees due to increased average asset levels, driven by higher average equity market levels.

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

Fee income increased by $39 million, or 15%, to $301 million for the six months ended June 30, 2013 when compared to 2012. The increase is primarily related to improved variable fee income primarily due to increased average asset levels, driven by higher average equity market levels.  The equity market performance is evidenced by the 16% increase in the average S&P 500 index during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Additionally, there was an increase in fee income related to the SPUL product.

Other revenue increased by $7 million for the six months ended June 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $59 million, or 10%, to $534 million for the six months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $34 million of lower unrealized gains from forward settling TBA security transactions, $10 million of lower unrealized gain from derivatives, $11 million of lower investment income earned on bonds, mortgages and policy loans, and $4 million of lower unrealized gains on bonds.

Net realized investment gains (losses) decreased by $62 million from a gain of $53 million in 2012 to a loss of $9 million in 2013. The fluctuation is driven primarily by an increase in losses of $51 million on forward settling TBA security transactions and the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013. The decrease is partially offset by a $5 million increase in realized gains on mortgages due to prepayments and a $4 million increase in realized gains on derivative activities.

Total benefits and expenses increased by $44 million, or 5%, to $981 million for the six months ended June 30, 2013 when compared to 2012.  The increase in benefits expense is attributable to the $25 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC partially offset by a decrease in policyholder benefits due to the change in the mix of sales mentioned in premiums and improved mortality in 2013 as compared to 2012.  The Retirement Services segment had an increase of $12 million primarily driven by higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013.  The increase in Retirement Services segment operating expenses was partially offset by a decrease in policyholder benefits due to a decrease in interest paid to policyholders.  The Other segment had an increase of $6 million primarily due to higher policyholder benefits as a result of higher premiums due to the renewal of 10-year term policies whose original term ended in 2013.

Income tax expense decreased by $25 million, or 42%, to $34 million for the six months ended June 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

Individual Markets Segment Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Individual Markets segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$29	$42
Fee income	24	19
Net investment income	173	182
Net realized investment gains (losses)	7	15
Total revenues	233	258
Policyholder benefits	176	184
Operating expenses	37	31
Total benefits and expenses	213	215
Income before income taxes	20	43
Income tax expense	6	15
Net income	$14	$28

Net income for the Individual Markets segment decreased by $14 million, or 50%, to $14 million for the three months ended June 30, 2013 when compared to 2012. The decrease in earnings is primarily due to lower premium income related to lower sales in the executive benefits market, lower realized investment gains driven by forward settling TBA security transactions and lower net investment income driven by lower unrealized gains on forward settling TBA security transactions.

Premium income decreased by $13 million, or 31%, to $29 million for the three months ended June 30, 2013 when compared to 2012. The decrease is primarily related to lower sales in the executive benefits market.

Fee income increased by $5 million, or 26%, to $24 million for the three months ended June 30, 2013 when compared to 2012. The increase is primarily related to fees earned on the SPUL product. Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Net investment income decreased by $9 million, or 5%, to $173 million for the three months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $9 million lower unrealized gain on forward settling TBA security transactions.

Net realized investment gains (losses) decreased by $8 million, or 53%, to $7 million during the three months ended June 30, 2013 when compared to 2012. The fluctuation is driven primarily by an increase in losses of $10 million on forward settling TBA security transactions. The decrease is partially offset by higher mortgage gains due to prepayments.

Total benefits and expenses remained relatively consistent, decreasing $2 million, or less than 1%, during the three months ended June 30, 2013 when compared to 2012. The change in benefits and expenses is primarily attributable to an $8 million, or 4%, decrease in policyholder benefits due to lower premiums partially offset by lower mortality gains. Operating expenses increased by $6 million, or 19%, as a result of higher general and administrative expense due to overall segment growth in 2013.

Income tax expense decreased by $9 million, or 60%, to $6 million for the three months ended June 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Individual Markets segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$183	$146
Fee income	47	37
Other revenue	7	—
Net investment income	350	363
Net realized investment gains (losses)	16	21
Total revenues	603	567
Policyholder benefits	454	435
Operating expenses	73	67
Total benefits and expenses	527	502
Income before income taxes	76	65
Income tax expense	28	22
Net income	$48	$43

Net income for the Individual Markets segment increased by $5 million, or 12%, to $48 million for the six months ended June 30, 2013 when compared to 2012. The increase in earnings is primarily due to improved mortality.

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

Fee income increased by $10 million, or 27%, to $47 million for the six months ended June 30, 2013 when compared to 2012. The increase is primarily related to fees earned on the SPUL product. Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the six months ended June 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $13 million, or 4% to $350 million for the six months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $9 million lower unrealized gain on forward settling TBA security transactions and $3 million lower investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) decreased by $5 million, or 24%, to $16 million during the six months ended June 30, 2013 when compared to 2012. The decrease is driven by $14 million of losses on forward settling TBA security transactions. This loss was partially offset by $5 million from mortgages gains due to prepayments and $4 million from increased realized gains on sales of bonds.

Total benefits and expenses increased by $25 million, or 5%, to $527 million for the six months ended June 30, 2013 when compared to 2012. The change in benefits and expenses is primarily attributable to a $19 million, or 4%, increase in policyholder benefits of which $47 million was incurred in conjunction with the termination of the reinsurance agreement with CLAC. This was partially offset by a decrease in policyholder benefits of $28 million due to the change in the mix of sales mentioned in premiums and improved mortality in 2013 as compared to 2012. Operating expenses increased by $6 million, or 9%, as a result of higher general and administrative expense due to overall segment growth in 2013.

Income tax expense increased by $6 million, or 27%, to $28 million during the six months ended June 30, 2013 when compared to 2012, primarily due to the increase in net income before taxes.

Retirement Services Segment Results of Operations

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

The following is a summary of certain financial data of the Retirement Services segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$1	$1
Fee income	129	115
Net investment income	65	102
Net realized investment gains (losses)	(32)	23
Total revenues	163	241
Policyholder benefits	48	53
Operating expenses	130	129
Total benefits and expenses	178	182
Income (loss) before income taxes	(15)	59
Income tax expense (benefit)	(5)	20
Net income (loss)	$(10)	$39

Net income (loss) for the Retirement Services segment decreased from an income of $39 million in 2012 to a loss of $10 million in 2013. The decrease in earnings is primarily due to lower realized investment gains driven by forward settling TBA security transactions and the sale of certain perpetual debt investments. In addition, there is lower net investment income driven by lower unrealized gains on forward settling TBA security transactions. These decreases in earnings are partially offset by higher fee income due to increased average asset levels driven by higher average equity market levels.

Fee income increased by $14 million, or 12%, to $129 million for the three months ended June 30, 2013 when compared to 2012. The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels. The equity market performance is evidenced by a 19% increase in the average S&P 500 index during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net investment income decreased by $37 million, or 36%, to $65 million for the three months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $30 million lower unrealized gains on forward settling TBA security transactions, $4 million of lower investment income earned on bonds, mortgages and policy loans, and $3 million of lower unrealized gains on derivatives.

Net realized investment gains (losses) changed by $55 million from a gain of $23 million to a loss of $32 million during the three months ended June 30, 2013 when compared to 2012. The fluctuation is driven primarily by an increase in losses of $27 million on forward settling TBA security transactions and the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013. The remainder of the fluctuation is lower realized gains on other bonds.

Total benefits and expenses decreased by $4 million, or 2%, to $178 million for the three months ended June 30, 2013 when compared to 2012. The decrease in benefits and expenses is primarily attributable to a $5 million, or 9%, decrease in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates.

Income tax expense (benefit) changed from an expense of $20 million in 2012 to a tax benefit of $5 million in 2013 primarily due to a decrease in net income before tax.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

The following is a summary of certain financial data of the Retirement Services segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
Income statement data (In millions)	2013	2012
Premium income	$1	$2
Fee income	252	223
Net investment income	161	207
Net realized investment gains (losses)	(26)	32
Total revenues	388	464
Policyholder benefits	93	102
Operating expenses	262	241
Total benefits and expenses	355	343
Income before income taxes	33	121
Income tax expense	11	40
Net income	$22	$81

Net income for the Retirement Services segment decreased by $59 million, or 73%, to $22 million for the six months ended June 30, 2013 when compared to 2012. The decrease in earnings is primarily due to lower realized investment gains driven by forward settling TBA security transactions and the sale of certain perpetual debt investments. There was lower net investment income due to lower unrealized gains on forward settling TBA security transactions and derivatives as well as lower investment income earned on bonds, mortgages and policy loans. Additionally, there were higher operating expenses.  These decreases in earnings are partially offset by higher fee income due to increased average asset levels driven by higher average equity market levels.

Fee income increased by $29 million, or 13%, to $252 million for the six months ended June 30, 2013 when compared to 2012. The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels. The equity market performance is evidenced by a 16% increase in the average S&P 500 index during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net investment income decreased by $46 million, or 22%, to $161 million for the six months ended June 30, 2013 when compared to 2012. The decrease is primarily driven by $25 million lower unrealized gains on forward settling TBA security transactions, $10 million lower unrealized gains on derivatives and $10 million lower investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) changed by $58 million from a gain of $32 million to a loss of $26 million during the six months ended June 30, 2013 when compared to 2012. The fluctuation is driven primarily by an increase in losses of $38 million on forward settling TBA security transactions and the sale of certain perpetual debt investments which consisted of junior subordinated debt instruments sold at a loss of $20 million during the three months ended June 30, 2013.

Total benefits and expenses increased by $12 million, or 3%, to $355 million for the six months ended June 30, 2013 when compared to 2012. The increase in benefits and expenses is primarily attributable to a $21 million, or 9%, increase in operating expenses due to higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to a guaranteed fund assessment incurred by the Company and overall segment growth in 2013. Offsetting the increase in operating expenses is a $9 million, or 9%, decrease in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates in 2013 as compared to 2012.

Income tax expense decreased by $29 million, or 73%, to $11 million during the six months ended June 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments at June 30, 2013 and December 31, 2012 follows:

(In millions)	June 30, 2013		December 31, 2012
Fixed maturities, available-for-sale	$16,282	63.0%	$18,188	69.7%
Fixed maturities, held for trading	199	0.8%	368	1.4%
Mortgage loans on real estate	3,058	11.8%	2,882	11.0%
Policy loans	4,181	16.2%	4,260	16.3%
Short-term investments, available-for-sale	1,998	7.7%	266	1.0%
Limited partnership and other corporation interests	102	0.4%	125	0.5%
Other investments	19	0.1%	21	0.1%
Total investments	$25,839	100.0%	$26,110	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating at June 30, 2013 and December 31, 2012 is summarized as follows:

Credit Rating	June 30, 2013	December 31, 2012
AAA	19.4%	30.0%
AA	17.1%	14.4%
A	29.5%	23.9%
BBB	32.4%	30.1%
BB and below (Non-investment grade)	1.6%	1.6%
Total	100.0%	100.0%

The June 30, 2013 AAA rating percentage decreased as compared to December 31, 2012 as the Company sold AAA rated government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.

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

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default. As of June 30, 2013 and December 31, 2012, the Company had $62 million and $138 million, respectively, of securities out on loan and $750 million and $4 million, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above. Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $241 million and $278 million as of June 30, 2013 and December 31, 2012, respectively. Short-term investments included above exclude amounts held to settle TBA forward contracts. In addition, 98% of the fixed maturity portfolio carried an investment grade rating at June 30, 2013 and December 31, 2012, thereby providing significant liquidity to the Company’s overall investment portfolio.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

In the Quarterly Report on form 10-Q for the three and six months ended June 30, 2013, filed on August 5, 2013, management, including the Chief Executive Officer and Chief Financial Officer concluded that the “disclosure controls and procedures”, as defined in Rule 13e-15(3) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, were effective as of June 30, 2013.  In connection with the restatement of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013, as discussed in Part I. Financial Information, Notes to Condensed Consolidated Financial Statements, Note 2 Restatement of Previously Issued Condensed Consolidated Financial Statements, a re-evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of the controls and procedures as of June 30, 2013.  Based on that re-evaluation and in light of the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the controls were not effective to ensure that information the Company is required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material misstatement in the interim condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 relating to the misapplication of the trade date scope exception guidance in ASC 815 in accounting for forwarding settling to be announced (“TBA”) security transactions.  These transactions should have been accounted for as derivative instruments.  In addition, the Company identified other misstatements related to accounting for customer payments and unearned revenue liabilities.

The Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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