Form 10-Q
period 2013-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2013-11-19
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐                                                             No ☒

As of November 1, 2013, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

			Page
			Number

Part I	Financial Information

	Item 1	Interim Financial Statements	3

		Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 (Unaudited)	3

		Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012 - Restated (Unaudited)	5

		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 - Restated (Unaudited)	6

		Condensed Consolidated Statements of Stockholder’s Equity for the Nine Months Ended September 30, 2013 and 2012 - Restated (Unaudited)	7

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 - Restated (Unaudited)	8

		Notes to Condensed Consolidated Financial Statements (Unaudited)	10

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	57

	Item 4	Controls and Procedures	57

Part II	Other Information		58

	Item 1	Legal Proceedings	58

	Item 1A	Risk Factors	58

	Item 6	Exhibits	59

		Signature	59

Part I               Financial Information

Item1.            Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,509,373 and $16,756,216)	$16,249,035	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $265,198 and $356,012)	272,855	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,039,245	2,881,758
Policy loans	4,145,260	4,260,200
Short-term investments, available-for-sale (amortized cost $2,260,710 and $266,332)	2,260,710	266,332
Limited partnership and other corporation interests	92,569	124,814
Other investments	17,476	21,328
Total investments	26,077,150	26,110,376

Other assets:
Cash	47,240	11,387
Reinsurance receivable	606,244	638,797
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	345,612	204,461
Investment income due and accrued	287,440	257,028
Collateral under securities lending agreements	65,711	142,022
Due from parent and affiliates	85,758	82,828
Goodwill	105,255	105,255
Other intangible assets	16,000	18,249
Other assets	763,305	609,623
Assets of discontinued operations	29,894	33,053
Separate account assets	25,849,162	24,605,526
Total assets	$54,278,771	$52,818,605

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2013	December 31, 2012

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$24,241,441	$23,480,618
Policy and contract claims	333,645	321,375
Policyholders’ funds	326,639	374,821
Provision for policyholders’ dividends	65,129	63,102
Undistributed earnings on participating business	11,639	10,393
Total policy benefit liabilities	24,978,493	24,250,309

General liabilities:
Due to parent and affiliates	546,638	544,447
Commercial paper	99,988	97,987
Payable under securities lending agreements	65,711	142,022
Deferred income tax liabilities, net	87,795	288,995
Other liabilities	800,319	719,969
Liabilities of discontinued operations	29,894	33,053
Separate account liabilities	25,849,162	24,605,526
Total liabilities	52,458,000	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	773,079	771,041
Accumulated other comprehensive income	274,318	635,699
Retained earnings	766,342	722,525
Total stockholder’s equity	1,820,771	2,136,297
Total liabilities and stockholder’s equity	$54,278,771	$52,818,605

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(Restated, See Note 2)		(Restated, See Note 2)

Revenues:
Premium income	$137,401	$140,032	$382,080	$343,510
Fee income	152,343	132,202	453,596	394,305
Other revenue	—	—	7,355	—
Net investment income	375,041	299,675	909,006	892,942
Realized investment gains (losses), net:
Total other-than-temporary impairments	—	(224)	(61)	(478)
Other-than-temporary impairments transferred to other comprehensive loss	—	—	(434)	—
Other realized investment gains (losses), net	(55,820)	59,265	(64,900)	113,059
Total realized investment gains (losses), net	(55,820)	59,041	(65,395)	112,581
Total revenues	608,965	630,950	1,686,642	1,743,338
Benefits and expenses:
Life and other policy benefits	161,908	160,665	471,544	521,119
Increase (decrease) in future policy benefits	26,209	28,185	38,495	(30,103)
Interest credited or paid to contractholders	131,401	130,396	380,128	388,085
Provision for policyholders’ share of (losses) earnings on participating business	(506)	(428)	3,990	1,760
Dividends to policyholders	15,452	14,904	50,172	47,628
Total benefits, net	334,464	333,722	944,329	928,489
General insurance expenses	160,120	152,569	482,302	444,185
Amortization of DAC and VOBA	(211)	15,937	30,091	48,428
Interest expense	9,334	9,350	28,008	28,040
Total benefits and expenses, net	503,707	511,578	1,484,730	1,449,142
Income before income taxes	105,258	119,372	201,912	294,196
Income tax expense	33,287	48,797	67,159	107,673
Net income	$71,971	$70,575	$134,753	$186,523

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(Restated, See Note 2)		(Restated, See Note 2)

Net income	$71,971	$70,575	$134,753	$186,523
Components of other comprehensive income (loss)
Unrealized (losses) gains arising on fixed maturities, available-for-sale (1)	(20,574)	281,812	(650,447)	488,870
Net change during the period related to cash flow hedges	(49,908)	(8,578)	(33,000)	(1,539)
Reclassification adjustment for losses (gains) realized in net income	(13,454)	(26,467)	(35,510)	(69,234)
Net unrealized (losses) gains related to investments	(83,936)	246,767	(718,957)	418,097
Future policy benefits, DAC, and VOBA adjustment	26,455	(78,023)	162,987	(106,646)
Other comprehensive income (loss) before income taxes	(57,481)	168,744	(555,970)	311,451
Income tax (benefit) expense related to items of other comprehensive income (loss)	(20,117)	59,060	(194,589)	109,008
Other comprehensive income (loss)	(37,364)	109,684	(361,381)	202,443
Comprehensive income (loss)	$34,607	$180,259	$(226,628)	$388,966

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale in the amounts of $3,173 and $9,218 for the three months ended September 30, 2013 and 2012, respectively, and $9,818 and $16,151 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Nine Months Ended September 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Nine months ended September 30, 2013
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				134,753	134,753
Other comprehensive loss, net of income taxes			(361,381)		(361,381)
Dividends				(90,936)	(90,936)
Capital contribution - stock-based compensation		1,928			1,928
Income tax benefit on stock options exercised		110			110
Balances, September 30, 2013	$7,032	$773,079	$274,318	$766,342	$1,820,771

	Nine months ended September 30, 2012 (Restated, See Note 2)
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balances, January 1, 2012	$7,032	$768,247	$469,982	$668,812	$1,914,073
Net income				186,523	186,523
Other comprehensive income, net of income taxes			202,443		202,443
Dividends				(154,800)	(154,800)
Capital contribution - stock-based compensation		1,719			1,719
Income tax benefit on stock-based compensation		188			188
Balances, September 30, 2012	$7,032	$770,154	$672,425	$700,535	$2,150,146

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
		(Restated, See Note 2)

Net cash provided by operating activities	$510,852	$207,714

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	9,157,329	5,439,658
Mortgage loans on real estate	200,913	101,204
Limited partnership interests, other corporation interests and other investments	22,132	39,247
Purchases of investments:
Fixed maturities, available-for-sale	(7,876,028)	(4,822,397)
Mortgage loans on real estate	(354,591)	(171,366)
Limited partnership interests, other corporation interests and other investments	(2,518)	(3,689)
Net change in short-term investments	(1,994,378)	(1,398,399)
Net change in policy loans	(4,083)	5,366
Purchases of furniture, equipment and software	(15,668)	(14,101)
Net cash used in investing activities	(866,892)	(824,477)

Cash flows from financing activities:
Contract deposits	1,809,511	1,992,201
Contract withdrawals	(1,324,295)	(1,247,330)
Change in due to / from parent and affiliates	(4,580)	5,554
Dividends paid	(90,936)	(154,800)
Net change in commercial paper borrowings	2,001	1,553
Net change in bank overdrafts	82	16,280
Income tax benefit of stock option exercises	110	188
Net cash provided by financing activities	391,893	613,646

Net increase (decrease) in cash	35,853	(3,117)
Cash, beginning of year	11,387	7,593
Cash, end of period	$47,240	$4,476

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
		(Restated, See Note 2)
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$63	$16,020
Interest	(18,750)	(18,783)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$1,928	$1,719
Assets acquired in settlement of fixed maturity investment	—	1,125
Assets received from limited partnership investment distributions	(5,119)	—
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	(44,104)	—
Policy loans acquired in reinsurance termination (See Note 4)	(6,468)	—

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2012, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2013, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2013, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, valuation of DAC, valuation of policy benefit liabilities, valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company determined that its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 contained misstatements with respect to the accounting for forward settling to be announced (“TBA”) security transactions and should no longer be relied upon.

As a result, the Company has restated the Company’s previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012:

•                  Management has determined that certain of its forward settling TBA security transactions should be accounted for as derivative instruments as the Company did not regularly accept delivery of such securities when issued.  The Company has previously accounted for its forward settling TBA security transactions as secured borrowings.  As a result, the Company has restated its condensed consolidated balance sheet to reflect the value at period end as the value of the forward derivative rather than the acquisition cost of the security as previously reported.  The Company has also restated its condensed consolidated statements of income to record the mark-to-market adjustment through net income rather than through other comprehensive income. The Company also restated its condensed consolidated statements of cash flows to conform to the changes made in the condensed consolidated balance sheets and condensed consolidated statements of income.  As a result of this misstatement, net income was understated by $7,304 and $11,210 for the three and nine months ended September 30, 2012, respectively.

The following table summarizes the effects of the restatement adjustment, previously discussed, on the unaudited condensed consolidated statement of income for the three months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net investment income	$292,609	$7,066	$299,675
Other realized investment gains (losses), net	55,349	3,916	59,265
Total realized investment gains (losses), net	55,125	3,916	59,041
Total revenues	619,968	10,982	630,950
Amortization of DAC and VOBA	15,872	65	15,937
Total benefits and expenses, net	511,513	65	511,578
Income before income taxes	108,455	10,917	119,372
Income tax expense	45,184	3,613	48,797
Net income	63,271	7,304	70,575

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of income for the nine months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net investment income	$895,530	$(2,588)	$892,942
Other realized investment gains (losses), net	92,402	20,657	113,059
Total realized investment gains (losses), net	91,924	20,657	112,581
Total revenues	1,725,269	18,069	1,743,338
Amortization of DAC and VOBA	47,103	1,325	48,428
Total benefits and expenses, net	1,447,817	1,325	1,449,142
Income before income taxes	277,452	16,744	294,196
Income tax expense	102,139	5,534	107,673
Net income	175,313	11,210	186,523

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$63,271	$7,304	$70,575
Unrealized (losses) gains arising on fixed maturities, available-for-sale	300,076	(18,264)	281,812
Reclassification adjustment for losses (gains) realized in net income	(37,801)	11,334	(26,467)
Net unrealized losses (gains) related to investments	253,697	(6,930)	246,767
Future policy benefits, DAC, and VOBA adjustments	(79,224)	1,201	(78,023)
Other comprehensive income (loss) before income taxes	174,473	(5,729)	168,744
Income tax (benefit) expense related to items of other comprehensive income (loss)	61,066	(2,006)	59,060
Other comprehensive income (loss)	113,407	(3,723)	109,684
Comprehensive income (loss)	176,678	3,581	180,259

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$175,313	$11,210	$186,523
Unrealized (losses) gains arising on fixed maturities, available-for-sale	511,810	(22,940)	488,870
Reclassification adjustment for losses (gains) realized in net income	(82,482)	13,248	(69,234)
Net unrealized losses (gains) related to investments	427,789	(9,692)	418,097
Future policy benefits, DAC, and VOBA adjustments	(108,286)	1,640	(106,646)
Other comprehensive income (loss) before income taxes	319,503	(8,052)	311,451
Income tax (benefit) expense related to items of other comprehensive income (loss)	111,826	(2,818)	109,008
Other comprehensive income (loss)	207,677	(5,234)	202,443
Comprehensive income (loss)	382,990	5,976	388,966

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of stockholder’s equity for the nine months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net income	$175,313	$11,210	$186,523
Other comprehensive income, net of income taxes	207,677	(5,234)	202,443
Accumulated other comprehensive income	677,659	(5,234)	672,425
Retained earnings	689,325	11,210	700,535
Total	2,144,170	5,976	2,150,146

The following table summarizes the effects of the restatement adjustments, previously discussed, on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012:

	As previously
	reported	Adjustments	As restated

Net cash provided by operating activities	$199,470	$8,244	$207,714
Net change in short-term investments	(2,859,785)	1,461,386	(1,398,399)
Net change in repurchase agreements	1,473,393	(1,473,393)	—
Net cash used in investing activities	(812,470)	(12,007)	(824,477)
Change in due to parent and affiliates	1,791	3,763	5,554
Net cash provided by financing activities	609,883	3,763	613,646

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

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the nine months ended September 30, 2013 and 2012, the Company paid dividends of $90,936 and $154,800, respectively, to its parent, GWL&A Financial.

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

6.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	September 30, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$880,358	$54,286	$7,739	$926,905	$—
Obligations of U.S. states and their subdivisions	1,768,156	217,037	13,535	1,971,658	—
Foreign government securities	2,657	—	12	2,645	—
Corporate debt securities (2)	10,290,656	600,229	224,131	10,666,754	(2,343)
Asset-backed securities	1,671,565	119,243	29,605	1,761,203	(83,505)
Residential mortgage-backed securities	311,397	10,483	2,634	319,246	(178)
Commercial mortgage-backed securities	571,740	23,544	6,894	588,390	—
Collateralized debt obligations	12,844	14	624	12,234	—
Total fixed maturities	$15,509,373	$1,024,836	$285,174	$16,249,035	$(86,026)

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

(2) Includes perpetual debt investments with amortized cost of $172,054 and estimated fair value of $134,641.

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

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$711,203	$745,013
Maturing after one year through five years	3,115,236	3,376,902
Maturing after five years through ten years	3,774,464	4,012,364
Maturing after ten years	4,658,928	4,706,795
Mortgage-backed and asset-backed securities	3,249,542	3,407,961
	$15,509,373	$16,249,035

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$2,661,364	$2,010,884	$8,022,277	$4,400,898
Gross realized gains from sales	11,061	26,486	62,465	69,991
Gross realized losses from sales	2	—	26,914	2,901

Gross realized losses were attributable to sales of certain perpetual debt investments.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	September 30, 2013	December 31, 2012
Principal	$3,028,814	$2,866,411
Unamortized premium (discount)	13,321	18,237
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,039,245	$2,881,758

The recorded investment of the mortgage loan portfolio categorized as performing was $3,042,135 and $2,884,648 as of September 30, 2013 and December 31, 2012, respectively.

The following table summarizes activity in the mortgage provision allowance:

	Nine months ended September 30, 2013	Year ended December 31, 2012
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$21,130
Provision increases	273	1,067
Charge-off	(273)	(992)
Recovery	—	(75)
Provision decreases	—	(18,240)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,042,135	$2,884,648
Individually evaluated for impairment	20,606	14,970
Collectively evaluated for impairment	3,021,529	2,869,678

Limited partnership and other corporation interests — At September 30, 2013 and December 31, 2012, the Company had $92,569 and $124,814, respectively, invested in limited partnership and other corporation interests, which include limited partnerships established for the purpose of investing in low-income housing that qualify for federal and state tax credits.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $42,604 and $71,370 at September 30, 2013 and December 31, 2012, respectively.

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,523 and $15,791 at September 30, 2013 and December 31, 2012, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $63,253 and $138,654 and estimated fair values of $64,367 and $138,297 were on loan under the program at September 30, 2013 and December 31, 2012, respectively.  The Company received restricted cash collateral of $65,711 and $142,022 at September 30, 2013 and December 31, 2012, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	September 30, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$199,464	$7,606	$4,464	$133	$203,928	$7,739
Obligations of U.S. states and their subdivisions	207,344	13,346	891	189	208,235	13,535
Foreign government securities	2,645	12	—	—	2,645	12
Corporate debt securities	2,582,039	151,637	253,749	72,494	2,835,788	224,131
Asset-backed securities	362,146	10,413	325,632	19,192	687,778	29,605
Residential mortgage-backed securities	33,899	2,615	1,058	19	34,957	2,634
Commercial mortgage-backed securities	98,575	4,854	16,984	2,040	115,559	6,894
Collateralized debt obligations	—	—	12,203	624	12,203	624
Total fixed maturities	$3,486,112	$190,483	$614,981	$94,691	$4,101,093	$285,174

Total number of securities in an unrealized loss position		359		93		452

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$538,612	$3,270	$7,252	$141	$545,864	$3,411
Obligations of U.S. states and their subdivisions	25,679	229	—	—	25,679	229
Corporate debt securities	527,280	12,287	291,611	99,264	818,891	111,551
Asset-backed securities	30,810	97	647,715	54,357	678,525	54,454
Residential mortgage-backed securities	9,834	8	1,210	22	11,044	30
Commercial mortgage-backed securities	34,727	169	35,960	1,134	70,687	1,303
Collateralized debt obligations	—	—	11,963	1,770	11,963	1,770
Total fixed maturities	$1,166,942	$16,060	$995,711	$156,688	$2,162,653	$172,748

Total number of securities in an unrealized loss position		85		133		218

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Fixed maturity investments — Total unrealized losses and OTTI increased by $112,426, or 65%, from December 31, 2012 to September 30, 2013.  This increase in unrealized losses was across most asset classes and reflects an increase in interest rates and widening credit spreads.

Unrealized losses and OTTI less than twelve months increased by $174,423 from December 31, 2012 to September 30, 2013.  This increase was across all asset classes and was due to higher interest rates and widening credit spreads resulting in generally lower valuations of these fixed maturity securities.  The securities continue to be rated investment grade.

The finance and utility sectors account for 32% and 29%, respectively, of the corporate debt securities’ total unrealized loss at September 30, 2013.

Corporate debt securities account for 77% of the unrealized losses and OTTI greater than twelve months.  Of the $72,494 of unrealized losses and OTTI over twelve months on corporate debt securities, 79% are on securities which continue to be rated investment grade.  Non-investment grade corporate debt securities account for $15,224 of the unrealized losses and OTTI greater than twelve months and $13,321 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of A- or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low London Interbank Offered Rate (“LIBOR”) based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 20% of the unrealized losses and OTTI greater than twelve months.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

See Note 9 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$167,961	$186,999	$167,788	$186,999
Additional credit loss recognized on securities previously impaired	—	—	173	—
Reductions due to sales, maturities, or payoffs during the period	—	(23,640)	—	(23,640)
Ending balance	$167,961	$163,359	$167,961	$163,359

7.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

Certain derivative master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $156,959 and $55,875 as of September 30, 2013 and December 31, 2012, respectively.  The Company had pledged collateral related to these derivatives of $132,180 and $43,360 as of September 30, 2013 and December 31, 2012, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on September 30, 2013 the fair value of assets that could be required to settle the derivatives in a net liability position was $24,779.

At September 30, 2013 and December 31, 2012, the Company had pledged $132,344 and $54,400, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

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

At September 30, 2013, the Company estimated $7,823 of net derivative gains included in AOCI will be reclassified into net income within the next twelve months.

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

Derivatives not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, exchange-traded equity index futures on certain indices, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments:

	September 30, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$193,700	$16,663	$16,663	$—
Cross-currency swaps	634,717	(151,071)	3,145	154,216
Total cash flow hedges	828,417	(134,408)	19,808	154,216

Fair value hedges:
Interest rate swaps	78,000	3,932	4,114	182
Total fair value hedges	78,000	3,932	4,114	182

Total derivatives designated as hedges	906,417	(130,476)	23,922	154,398

Derivatives not designated as hedges:
Interest rate swaps	42,100	(1,607)	955	2,562
Futures on equity indices	4,074	—	—	—
Interest rate futures	16,080	—	—	—
Interest rate swaptions	544,674	920	920	—
Other forward contracts	5,762,300	55,530	85,479	29,949

Total derivatives not designated as hedges	6,369,228	54,843	87,354	32,511

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$7,275,645	$(75,633)	$111,276	$186,909

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

The Company had 44 and 75 interest rate swap transactions with an average notional amount of $3,228 and $8,685 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company had 15 and 23 cross-currency swap transactions with an average notional amount of $14,031 and $12,710, respectively.  The Company had 503 and 931 futures transactions with an average number of contracts per transaction of 9 and 11 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The Company had 39 and 46 swaption transactions with an average notional amount of $5,077 and $5,528 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The Company had 869 and 737 TBA forward transactions with an average notional amount of $47,714 and $33,237 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

Significant changes in the derivative notional amount during the nine months ended September 30, 2013 were primarily due to the following:

•                  The net decrease of $290,969 in interest rate swaps, interest rate swaptions and futures was primarily due to (i) a change in the Company’s interest rate risk hedging strategy and (ii) the closing of fair value hedges associated with the concurrent sales of certain fixed rate maturity investments.

•                  The increase of $210,469 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

•                  The increase of $5,762,300 in other forward contracts since December 31, 2012 was due to the Company’s positions being closed at year end.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The Company recognized total derivative gains (losses) in net investment income of $87,137 and $14,100 for the three-month periods ended September 30, 2013 and 2012, respectively.  The Company recognized total derivative gains (losses) in net investment income of $60,882 and $27,243 for the nine-month periods ended September 30, 2013 and 2012, respectively. The Company recognized net investment gains (losses) on closed derivative positions of ($67,117) and $13,046 for the three-month periods ended September 30, 2013 and 2012, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($103,440) and $24,727 for the nine-month periods ended September 30, 2013 and 2012, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(991)	$889	$575	$707	(A)
Cross-currency swaps	(48,917)	(9,467)	—	—
Interest rate futures	—	—	16	16	(A)
Total cash flow hedges	$(49,908)	$(8,578)	$591	$723

(A) Net investment income.

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash flow hedges:
Interest rate swaps	$(10,792)	$7,095	$4,491	$2,149	(A)
Cross-currency swaps	(22,208)	(8,634)	—	—
Interest rate futures	—	—	48	48	(A)
Total cash flow hedges	$(33,000)	$(1,539)	$4,539	$2,197

(A) Net investment income.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended September 30,			Three months ended September 30,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$(1,756)	$(69	)(A)	$—	$—
Interest rate swaps	2,094	—	(B)	—	—
Items hedged in interest rate swaps	—	—		1,768	69	(A)
Items hedged in interest rate swaps	—	—		(2,106)	—	(B)
Total fair value hedges	$338	$(69)		$(338)	$69

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Nine months ended September 30,			Nine months ended September 30,
	2013	2012		2013	2012
Fair value hedges:
Interest rate swaps	$5,324	$(762	)(A)	$—	$—
Interest rate swaps	1,909	—	(B)	—	—
Items hedged in interest rate swaps	—	—		(4,290)	762	(A)
Items hedged in interest rate swaps	—	—		(2,943)	—	(B)
Total fair value hedges	$7,233	$(762)		$(7,233)	$762

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three months ended September 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$(25	)(A)	$(4	)(A)
Futures on equity indices	(330	)(B)	(1,077	)(B)
Interest rate swaps	(597	)(A)	(267	)(A)
Interest rate swaps	14	(B)	—	(B)
Interest rate futures	(143	)(A)	(547	)(A)
Interest rate futures	39	(B)	(306	)(B)
Interest rate swaptions	709	(A)	124	(A)
Interest rate swaptions	(735	)(B)	(495	)(B)
Other forward contracts	86,590	(A)	14,071	(A)
Other forward contracts	(66,093	)(B)	14,924	(B)

Total derivatives not designated as hedging instruments	$19,429		$26,423

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Nine months ended September 30,
	2013		2012
Derivatives not designated as hedging instruments:
Futures on equity indices	$61	(A)	$75	(A)
Futures on equity indices	(1,442	)(B)	(1,299	)(B)
Interest rate swaps	(1,912	)(A)	8,611	(A)
Interest rate swaps	(622	)(B)	(4,432	)(B)
Interest rate futures	(663	)(A)	(831	)(A)
Interest rate futures	529	(B)	(1,843	)(B)
Interest rate swaptions	2,293	(A)	358	(A)
Interest rate swaptions	(2,043	)(B)	(1,265	)(B)
Other forward contracts	55,530	(A)	16,833	(A)
Other forward contracts	(98,828	)(B)	33,566	(B)

Total derivatives not designated as hedging instruments	$(47,097)		$49,773

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

8.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  In the event of default or bankruptcy of the Company, there are circumstances whereby a regulator under Colorado insolvency laws may disallow set-off and close-out netting.  The Company’s ISDA Master Agreements generally include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties:

	September 30, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$26,852	$(26,650)	$—	$202
Short-term reverse repurchase agreements (3)	600,000	(600,000)	—	—
Total financial instruments (assets)	$626,852	$(626,650)	$—	$202

	September 30, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$159,717	$(26,650)	$(131,503)	$1,564

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

9.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at
	fair value on a recurring basis
	September 30, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$926,905	$—	$926,905
Obligations of U.S. states and their subdivisions	—	1,971,658	—	1,971,658
Foreign government securities	—	2,645	—	2,645
Corporate debt securities	—	10,664,962	1,792	10,666,754
Asset-backed securities	—	1,505,854	255,349	1,761,203
Residential mortgage-backed securities	—	319,246	—	319,246
Commercial mortgage-backed securities	—	588,390	—	588,390
Collateralized debt obligations	—	12,202	32	12,234
Total fixed maturities available-for-sale	—	15,991,862	257,173	16,249,035
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	172,577	—	172,577
Corporate debt securities	—	58,979	—	58,979
Asset-backed securities	—	41,299	—	41,299
Total fixed maturities held for trading	—	272,855	—	272,855
Short-term investments available-for-sale	257,328	2,003,382	—	2,260,710
Collateral under securities lending agreements	65,711	—	—	65,711
Collateral under derivative counterparty collateral agreements	132,344	—	—	132,344
Derivative instruments designated as hedges:
Interest rate swaps	—	20,777	—	20,777
Cross-currency swaps	—	3,145	—	3,145
Derivative instruments not designated as hedges:
Interest rate swaps	—	955	—	955
Interest rate swaptions	—	920	—	920
Other forward contracts	—	85,479	—	85,479
Total derivative instruments	—	111,276	—	111,276
Separate account assets	13,985,333	11,863,829	—	25,849,162
Total assets	$14,440,716	$30,243,204	$257,173	$44,941,093

Liabilities
Payable under securities lending agreements	$65,711	$—	$—	$65,711
Derivative instruments designated as hedges:
Interest rate swaps	—	182	—	182
Cross-currency swaps	—	154,216	—	154,216
Derivative instruments not designated as hedges:
Interest rate swaps	—	2,562	—	2,562
Other forward contracts	—	29,949	—	29,949
Total derivative instruments	—	186,909	—	186,909
Separate account liabilities (1)	8	261,191	—	261,199
Total liabilities	$65,719	$448,100	$—	$513,819

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

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments.  The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps, interest rate swaptions and other forward contracts, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates and other relevant factors.

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

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended September 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, July 1, 2013	$1,796	$260,768	$32	$262,596
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(5)	6,667	—	6,662
Settlements	1	(12,086)	—	(12,085)
Balance, September 30, 2013	$1,792	$255,349	$32	$257,173
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2013	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Three months ended September 30, 2012
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, July 1, 2012	$5,460	$269,035	$19	$274,514
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	33	12,547	12	12,592
Settlements	16	(9,786)	1	(9,769)
Transfers out of Level 3 (1)	(3,734)	—	—	(3,734)
Balance, September 30, 2012	$1,775	$271,796	$32	$273,603
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2012	$—	$—	$—	$—

(1) Transfers out of Level 3 are due primarily to increased observability of inputs in valuation methodologies as evidenced by corroboration of market prices with multiple pricing vendors and internal models.

	Recurring Level 3 financial assets and liabilities
	Nine months ended September 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(28)	25,261	—	25,233
Settlements	(2)	(35,450)	—	(35,452)
Balance, September 30, 2013	$1,792	$255,349	$32	$257,173
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2013	$—	$—	$—	$—

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

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:

Asset-backed securities(1)	$255,293	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	3

			Adjusted ABX Index spread assumption (2)	495

(1) Includes home improvement loans only.

(2) Includes an internally calculated liquidity premium adjustment of 217.

At September 30, 2013, after adjusting the Asset Backed Securities Index (“ABX Index”) spread assumption by the liquidity premium, the overall discount rate ranged from 303 to 623 basis points.  The constant default rate assumption ranged from 1.0 to 5.7.

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

The significant unobservable inputs used in the fair value measurement of asset-backed securities are prepayment speed assumptions, constant default rate assumptions and the ABX Index spread adjusted by an internally calculated liquidity premium with the primary inputs being the constant default rate assumption and the adjusted ABX Index spread assumption.  As the constant default rate assumption or the adjusted ABX Index spread assumption decreases, the price and therefore, the fair value, of the securities increases.

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,039,245	$3,132,774	$2,881,758	$3,114,796
Policy loans	4,145,260	4,145,260	4,260,200	4,260,200
Limited partnership interests	46,885	46,239	46,707	43,954
Other investments	16,360	42,895	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$10,106,819	$9,784,830	$9,622,357	$9,731,734
Policyholders’ funds	326,639	326,639	374,821	374,821
Commercial paper	99,988	99,988	97,987	97,987
Notes payable due to parent	541,770	548,902	532,491	563,860

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

Annuity contract benefits without life contingencies

The fair value of annuity contract benefits without life contingencies is estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for the Company’s credit risk.  The estimated fair value was classified as Level 2.

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

10.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three months ended September 30, 2013
	Unrealized gains / losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682
Other comprehensive income (loss) before reclassifications	(13,373)	(32,440)	17,194	—	(28,619)
Amounts reclassified from AOCI	(8,361)	(384)	—	—	(8,745)
Net current period other comprehensive income (loss)	(21,734)	(32,824)	17,194	—	(37,364)
Balances, September 30, 2013	$484,756	$562	$(88,205)	$(122,795)	$274,318

	Three months ended September 30, 2012
	Unrealized gains / losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2012	$754,553	$44,620	$(158,261)	$(78,171)	$562,741
Other comprehensive income (loss) before reclassifications	183,178	(5,576)	(50,714)	—	126,888
Amounts reclassified from AOCI	(16,734)	(470)	—	—	(17,204)
Net current period other comprehensive income (loss)	166,444	(6,046)	(50,714)	—	109,684
Balances, September 30, 2012	$920,997	$38,574	$(208,975)	$(78,171)	$672,425

	Nine months ended September 30, 2013
	Unrealized gains / losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(422,791)	(21,450)	105,941	—	(338,300)
Amounts reclassified from AOCI	(20,131)	(2,950)	—	—	(23,081)
Net current period other comprehensive income (loss)	(442,922)	(24,400)	105,941	—	(361,381)
Balances, September 30, 2013	$484,756	$562	$(88,205)	$(122,795)	$274,318

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2012
	Unrealized gains / losses arising on fixed maturities, available-for- sale	Gains / losses on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	317,765	(1,000)	(69,320)	—	247,445
Amounts reclassified from AOCI	(43,574)	(1,428)	—	—	(45,002)
Net current period other comprehensive income (loss)	274,191	(2,428)	(69,320)	—	202,443
Balances, September 30, 2012	$920,996	$38,575	$(208,975)	$(78,171)	$672,425

The following tables present the related tax effects allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(20,574)	$7,201	$(13,373)
Net changes during the year related to cash flow hedges	(49,908)	17,468	(32,440)
Reclassification adjustment for (gains) losses realized in net income	(13,454)	4,709	(8,745)
Net unrealized gains (losses)	(83,936)	29,378	(54,558)
Future policy benefits, DAC, and VOBA adjustments	26,455	(9,261)	17,194
Net unrealized gains (losses)	(57,481)	20,117	(37,364)
Other comprehensive income (loss)	$(57,481)	$20,117	$(37,364)

	Three months ended September 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$281,812	$(98,634)	$183,178
Net changes during the year related to cash flow hedges	(8,578)	3,002	(5,576)
Reclassification adjustment for (gains) losses realized in net income	(26,467)	9,263	(17,204)
Net unrealized gains (losses)	246,767	(86,369)	160,398
Future policy benefits, DAC, and VOBA adjustments	(78,023)	27,309	(50,714)
Net unrealized gains (losses)	168,744	(59,060)	109,684
Other comprehensive income (loss)	$168,744	$(59,060)	$109,684

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$(650,447)	$227,656	$(422,791)
Net changes during the year related to cash flow hedges	(33,000)	11,550	(21,450)
Reclassification adjustment for (gains) losses realized in net income	(35,510)	12,429	(23,081)
Net unrealized gains (losses)	(718,957)	251,635	(467,322)
Future policy benefits, DAC, and VOBA adjustments	162,987	(57,046)	105,941
Net unrealized gains (losses)	(555,970)	194,589	(361,381)
Other comprehensive income (loss)	$(555,970)	$194,589	$(361,381)

	Nine months ended September 30, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized gains (losses) arising during the year on fixed maturities, available-for-sale	$488,870	$(171,105)	$317,764
Net changes during the year related to cash flow hedges	(1,539)	539	(1,000)
Reclassification adjustment for (gains) losses realized in net income	(69,234)	24,232	(45,002)
Net unrealized gains (losses)	418,097	(146,334)	271,763
Future policy benefits, DAC, and VOBA adjustments	(106,646)	37,326	(69,320)
Net unrealized gains (losses)	311,451	(109,008)	202,443
Other comprehensive income (loss)	$311,451	$(109,008)	$202,443

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

Three months ended September 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized (gains) losses arising on fixed maturities available-for-sale	$(12,863)	Other realized investment gains, net
	(12,863)	Total before tax
	(4,502)	Tax expense or benefit
	$(8,361)	Net of tax

(Gains) / losses on cash flow hedges	$(591)	Net investment income
	(591)	Total before tax
	(207)	Tax expense or benefit
	$(384)	Net of tax

Total reclassification for the period	$(8,745)	Net of tax

Nine months ended September 30, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized (gains) losses arising on fixed maturities available-for-sale	$(30,971)	Other realized investment gains, net
	(30,971)	Total before tax
	(10,840)	Tax expense or benefit
	$(20,131)	Net of tax

(Gains) / losses on cash flow hedges	$(4,539)	Net investment income
	(4,539)	Total before tax
	(1,589)	Tax expense or benefit
	$(2,950)	Net of tax

Total reclassification for the period	$(23,081)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

11.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three months ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2013	2012	2013	2012	2013	2012
Components of net periodic cost (benefit):
Service cost	$1,627	$1,088	$246	$205	$251	$251
Interest cost	5,328	5,236	138	143	637	736
Expected return on plan assets	(6,317)	(5,459)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	13	12	(413)	(413)	233	235
Amortization of loss (gain) from earlier periods	4,212	3,086	(55)	(114)	325	184
Net periodic cost (benefit)	$4,863	$3,963	$(84)	$(179)	$1,446	$1,406

	Nine months ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2013	2012	2013	2012	2013	2012
Components of net periodic cost (benefit):
Service cost	$4,146	$3,263	$710	$613	$752	$743
Interest cost	15,673	15,708	384	427	1,911	2,184
Expected return on plan assets	(18,375)	(16,348)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	38	38	(1,237)	(1,238)	699	700
Amortization of loss (gain) from earlier periods	12,001	7,456	(262)	(341)	975	478
Net periodic cost (benefit)	$13,483	$10,117	$(405)	$(539)	$4,337	$4,105

The Company expects to make payments of approximately $521 with respect to its Post-Retirement Medical Plan and $3,700 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2013.  The Company expects to make contributions of $18,675 to its Defined Benefit Pension Plan during the year ended December 31, 2013.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three months ended September 30,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$14,624	$4,300
Payments to the Post-Retirement Medical Plan	109	109
Payments to the Supplemental Executive Retirement Plan	915	698

	Nine months ended September 30,
	2013	2012
Contributions to the Defined Benefit Pension Plan	$16,649	$17,600
Payments to the Post-Retirement Medical Plan	391	348
Payments to the Supplemental Executive Retirement Plan	2,775	2,094

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Current	$46,389	$38,336	$72,291	$72,324
Deferred	(13,102)	10,461	(5,132)	35,349
Total income tax provision	$33,287	$48,797	$67,159	$107,673

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Nine months ended September 30,
	2013	2012
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.7)%	(2.2)%
Tax credits	(1.4)%	(1.3)%
State income taxes, net of federal benefit	2.0%	1.2%
Prior year income tax adjustment	(0.8)%	3.8%
Other, net	1.2%	0.1%
Effective income tax rate	33.3%	36.6%

During the nine months ended September 30, 2013 and 2012, the Company recorded an increase in unrecognized tax benefits in the amount of $12,965 and $6,498, respectively.  The Company anticipates additional increases to its unrecognized tax benefits of $7,000 to $9,000 in the next twelve months.  The Company expects that the majority of this increase in its unrecognized tax benefit will not impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2007 and prior.  Tax years 2008 through 2012 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

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

The following tables summarize segment financial information:

	Three months ended September 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$120,489	$1,484	$15,428	$137,401
Fee income	20,018	131,103	1,222	152,343
Net investment income	201,727	159,547	13,767	375,041
Realized investment gains (losses), net	(12,797)	(43,023)	—	(55,820)
Total revenues	329,437	249,111	30,417	608,965
Benefits and expenses:
Policyholder benefits	261,716	53,201	19,547	334,464
Operating expenses	33,768	123,810	11,665	169,243
Total benefits and expenses	295,484	177,011	31,212	503,707
Income (loss) before income taxes	33,953	72,100	(795)	105,258
Income tax expense (benefit)	10,716	22,866	(295)	33,287
Net income (loss)	$23,237	$49,234	$(500)	$71,971

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$112,109	$1,742	$26,181	$140,032
Fee income	17,909	113,083	1,210	132,202
Net investment income	184,977	102,831	11,867	299,675
Realized investment gains (losses), net	23,679	35,362	—	59,041
Total revenues	338,674	253,018	39,258	630,950
Benefits and expenses:
Policyholder benefits	250,666	52,392	30,664	333,722
Operating expenses	32,007	128,707	17,142	177,856
Total benefits and expenses	282,673	181,099	47,806	511,578
Income (loss) before income taxes	56,001	71,919	(8,548)	119,372
Income tax expense	18,787	23,731	6,279	48,797
Net income (loss)	$37,214	$48,188	$(14,827)	$70,575

	Nine months ended September 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$303,073	$2,669	$76,338	$382,080
Fee income	67,393	382,809	3,394	453,596
Other revenue	7,355	—	—	7,355
Net investment income	551,167	320,179	37,660	909,006
Realized investment gains (losses), net	3,957	(69,365)	13	(65,395)
Total revenues	932,945	636,292	117,405	1,686,642
Benefits and expenses:
Policyholder benefits	715,691	146,562	82,076	944,329
Operating expenses	107,178	385,039	48,184	540,401
Total benefits and expenses	822,869	531,601	130,260	1,484,730
Income (loss) before income taxes	110,076	104,691	(12,855)	201,912
Income tax expense (benefit)	38,349	33,509	(4,699)	67,159
Net income (loss)	$71,727	$71,182	$(8,156)	$134,753

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Nine months ended September 30, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$257,868	$3,608	$82,034	$343,510
Fee income	54,806	335,864	3,635	394,305
Net investment income	547,791	309,635	35,516	892,942
Realized investment gains (losses), net	44,469	68,078	34	112,581
Total revenues	904,934	717,185	121,219	1,743,338
Benefits and expenses:
Policyholder benefits	685,510	154,770	88,209	928,489
Operating expenses	98,540	370,064	52,049	520,653
Total benefits and expenses	784,050	524,834	140,258	1,449,142
Income (loss) before income taxes	120,884	192,351	(19,039)	294,196
Income tax expense	40,605	63,588	3,480	107,673
Net income (loss)	$80,279	$128,763	$(22,519)	$186,523

14.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at September 30, 2013 and December 31, 2012.  At September 30, 2013 and December 31, 2012, there were no outstanding amounts related to the credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,170,800 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At September 30, 2013 and December 31, 2012, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2013 and December 31, 2012 were $220,067 and $127,255, of which $8,038 and $11,031 is related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

15.  Subsequent Event

On October 31, 2013, the Company’s Board of Directors declared a dividend of $11,500 to be paid to its sole shareholder, GWL&A Financial, during the fourth quarter of 2013.

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

The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2013 compared with the same period in 2012. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

Company Results of Operations

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

The following is a summary of certain financial data of the Company:

	Three months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$138	$140
Fee income	152	132
Net investment income	375	301
Realized investment gains (losses), net	(56)	59
Total revenues	609	632
Policyholder benefits	335	334
Operating expenses	169	178
Total benefits and expenses	504	512
Income before income taxes	105	120
Income tax expense	33	49
Net income	$72	$71

The Company’s consolidated net income increased by $1 million, or 1%, to $72 million for the three months ended September 30, 2013 when compared to 2012. The increase in earnings is primarily due  to increases in unrealized gains from forward settling to be announced (“TBA”) security transactions and higher fee income resulting from increased average asset levels driven by higher average equity market levels. This increase in earnings is partially offset by lower realized investment gains (losses) driven by forward settling TBA security transactions.

During periods of rising interest rates, the Company generally experiences realized and unrealized losses on fixed maturity-type investments. During the third quarter, interest rates were generally rising, but dipped slightly in the last month of the quarter.   The Company’s forward-settling TBA investments are  in agency mortgage-backed pools which are fixed maturity-type investments.  Since the TBA  investments are accounted for as derivatives, the gains and losses flow through earnings.  The Company closed certain TBA investments in the first part of the third quarter realizing losses, but due to the interest rates decreasing slightly in September, the unrealized gain recognized in earnings increased net income.

Premium income decreased by $2 million, or 1%, to $138 million for the three months ended September 30, 2013 when compared to 2012.  This decrease is primarily related to the $10 million decrease in the Company’s Other segment due to lapses on an expiring block of 10-year term policies. This was offset by a $9 million increase as a result of increased rates on an aging block of business in the Individual Markets segment.

Fee income increased by $20 million, or 15%, to $152 million for the three months ended September 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income resulting from increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by the 20% increase in the average S&P 500 index during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Net investment income increased by $74 million, or 25%, to $375 million during the three months ended September 30, 2013 when compared to 2012.  The primary driver of the change is a $73 million increase in unrealized gains from forward settling TBA security agreements.

Net realized investment gains (losses) decreased by $115 million from a gain of $59 million in 2012 to a loss of $56 million in 2013.  The fluctuation is driven primarily by the increase in losses of $81 million on forward settling TBA security transactions.  The remainder of the change is primarily due to lower gains of $19 million on mortgage investments due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013 and lower gains of $18 million on bonds.

Total benefits and expenses decreased by $8 million, or 2%, to $504 million for the three months ended September 30, 2013 when compared to 2012 due to lower operating expenses. The Other segment had a decrease of $16 million primarily due to lower policyholder benefits as a result of improved mortality and gains from lapses on a block of 10-year term policies.  Offsetting that decrease, the Individual Markets segment had an increase of $13 million as a result of higher policyholder benefits due to growth in the block.  The Retirement Services segment has a decrease of $5 million as a result of lower DAC amortization as a result of realized investment losses in 2013 and changes in the estimation of future gross profits.  This was partially offset by higher asset based commissions and incentive compensation.

Income tax expense decreased by $16 million, or 33%, to $33 million for the three months ended September 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.  Additionally, in 2013 the Company had a lower effective tax rate driven by an $11 million tax expense incurred in 2012 related to the closing of the 2008 tax year IRS examination.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

The following is a summary of certain financial data of the Company:

	Nine months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$382	$344
Fee income	454	394
Other revenue	7	—
Net investment income	909	893
Realized investment gains (losses), net	(65)	113
Total revenues	1,687	1,744
Policyholder benefits	944	928
Operating expenses	541	521
Total benefits and expenses	1,485	1,449
Income before income taxes	202	295
Income tax expense	67	108
Net income	$135	$187

The Company’s consolidated net income decreased by $52 million, or 28%, to $135 million for the nine months ended September 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to realized investment losses in 2013, primarily driven by forward settling TBA security transactions, compared to realized investment gains in 2012.  These amounts are partially offset by higher fee income due to increased average asset levels driven by higher average equity market levels.

Premium income increased by $38 million, or 11%, to $382 million for the nine months ended September 30, 2013 when compared to 2012.  This increase is primarily related to the $45 million increase in the Company’s Individual Markets segment which is driven by the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premium from the CLAC agreement was partially offset by a decrease in premium income primarily related to sales of the single premium whole life (“SPWL”) product marketed through banks. In 2011, the Company began replacing the SPWL product with a single premium universal life (“SPUL”) product.  The SPWL product is considered an insurance contract, and SPWL product sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL product sales are recognized as deposits rather than as premium income.

Fee income increased by $60 million, or 15%, to $454 million for the nine months ended September 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income primarily due to increased average asset levels, driven by higher average equity market levels.  The equity market performance is evidenced by the 17% increase in the average S&P 500 index during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Additionally, there was an increase in fee income related to the SPUL product.

Other revenue increased by $7 million for the nine months ended September 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income increased by $16 million, or 2%, to $909 million for the nine months ended September 30, 2013 when compared to 2012. This increase was primarily due to a $39 million increase unrealized gains from forward settling TBA security transactions.  This was partially offset by a $10 million decrease in unrealized gains from derivatives, $10 million decrease in net investment income from bonds, mortgages and policy loans, and a $3 million decrease in unrealized gains on bonds.

Net realized investment gains (losses) decreased by $178 million from a gain of $113 million during the nine months ended September 30, 2012 to a loss of $65 million during the nine months ended September 30, 2013.  The fluctuation is driven primarily by a $132 million increase in losses on forward settling TBA security transactions. There was also a $20 million increase in losses from the sales of certain perpetual debt investments which consisted of junior subordinated debt instruments, a $19 million decrease in gains on other bonds, and a $14 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013.

Total benefits and expenses increased by $36 million, or 2%, to $1,485 million for the nine months ended September 30, 2013 when compared to 2012.  The increase in benefits expense is attributable to the $39 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC partially offset by a decrease in policyholder benefits due to the change in the mix of sales mentioned in premiums and improved mortality in 2013 as compared to 2012.  The Retirement Services segment had an increase of $7 million primarily driven by higher asset based commissions and incentive compensation, as well as higher general and administrative expense due to segment growth in 2013 offset by lower DAC amortization as a result of realized investment losses in 2013 and changes in the estimation of future gross profits.  The Other segment had a decrease of $10 million primarily due to lower policyholder benefits as a result of gains from lapses on a block of 10-year term policies.

Income tax expense decreased by $41 million, or 38%, to $67 million for the nine months ended September 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

Individual Markets Segment Results of Operations

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

The following is a summary of certain financial data of the Individual Markets segment:

	Three months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$121	$112
Fee income	20	18
Net investment income	201	185
Realized investment gains (losses), net	(13)	24
Total revenues	329	339
Policyholder benefits	262	251
Operating expenses	34	32
Total benefits and expenses	296	283
Income before income taxes	33	56
Income tax expense	10	18
Net income	$23	$38

Net income for the Individual Markets segment decreased by $15 million, or 39%, to $23 million during the three months ended September 30, 2013 when compared to 2012. The decrease in earnings is primarily due to a $37 million decrease in net realized investment gains (losses) driven by losses from forward settling TBA security transactions.  This was partially offset by an increase in net investment income due to higher unrealized gains from forward settling TBA security transactions.

Premium income increased by $9 million, or 8%, to $121 million for the three months ended September 30, 2013 when compared to 2012.  The increase is primarily related to increased rates on an aging block of business.

Fee income increased by $2 million, or 11%, to $20 million for the three months ended September 30, 2013 when compared to 2012.  The increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Net investment income increased by $16 million, or 9%, to $201 million for the three months ended September 30, 2013 when compared to 2012.  The primary driver was an increase in unrealized gains from forward settling TBA security transactions of $17 million.

Net realized investment gains (losses) decreased by $37 million from a gain of $24 million in 2012 to a loss of $13 million in 2013.  Of the decrease, $21 million resulted from increases in losses on the forward settling TBA security transactions with the remainder primarily due to lower gains of $9 million on mortgage investments due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013 and lower gains of $7 million on bonds.

Total benefits and expenses increased by $13 million, or 5%, to $296 million during the three months ended September 30, 2013 when compared to 2012.  The change in benefits and expenses is primarily attributable to an $11 million, or 4%, increase in policyholder benefits due to growth in the block of business.  Operating expenses increased by $2 million, or 6%, as a result of higher general and administrative expense due to overall segment growth in 2013.

Income tax expense decreased by $8 million, or 44%, to $10 million during the three months ended September 30, 2013 when compared to 2012 primarily due to a decrease in net income before tax.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

The following is a summary of certain financial data of the Individual Markets segment:

	Nine months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$303	$258
Fee income	68	55
Other revenue	7	—
Net investment income	551	548
Realized investment gains (losses), net	4	44
Total revenues	933	905
Policyholder benefits	716	685
Operating expenses	107	99
Total benefits and expenses	823	784
Income before income taxes	110	121
Income tax expense	38	41
Net income	$72	$80

Net income for the Individual Markets segment decreased by $8 million, or 10%, to $72 million for the nine months ended September 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to a decrease in realized investment gains (losses) due to forward settling TBA security transactions, offset by higher fee income from the SPUL product.

Premium income increased by $45 million, or 17%, to $303 million for the nine months ended September 30, 2013 when compared to 2012.  The increase is primarily related to $52 million in the participating block of business of which $42 million was received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premiums from the participating block of business was partially offset by a $9 million decrease in premium income primarily related to sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL product sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL product sales are recognized as deposits rather than as premium income.

Fee income increased by $13 million, or 24%, to $68 million for the nine months ended September 30, 2013 when compared to 2012.  The increase is primarily related to fees earned on the SPUL product.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the nine months ended September 30, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income increased by $3 million, or less than 1%, to $551 million for the nine months ended September 30, 2013 when compared to 2012.

Net realized investment gains (losses) decreased by $40 million, or 91%, to $4 million during the nine months ended September 30, 2013 when compared to 2012.  Of the decrease, $35 million resulted from increases in losses on forward settling TBA security transactions with the remainder primarily due to lower gains of $3 million on mortgage investments due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013 and lower gains of $4 million on bonds.

Total benefits and expenses increased by $39 million, or 5%, to $823 million for the nine months ended September 30, 2013 when compared to 2012.  The change in benefits and expenses is primarily attributable to a $31 million, or 5%, increase in policyholder benefits.  The change in policyholder benefits is due to $47 million which was incurred in conjunction with the termination of the reinsurance agreement with CLAC offset by a decrease in policyholder benefits of $16 million due to the change in the mix of sales mentioned in premiums and improved mortality in 2013 as compared to 2012.  Operating expenses increased by $8 million, or 8%, due to an increase in the amortization of DAC as a result of actual gross profits exceeding previously estimated gross profits.  Additionally, there was higher general and administrative expense due to overall segment growth in 2013.

Income tax expense decreased by $3 million, or 7%, to $38 million during the nine months ended September 30, 2013 when compared to 2012, primarily due to the decrease in net income before taxes.

Retirement Services Segment Results of Operations

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

The following is a summary of certain financial data of the Retirement Services segment:

	Three months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$1	$2
Fee income	131	113
Net investment income	159	103
Realized investment gains (losses), net	(43)	35
Total revenues	248	253
Policyholder benefits	53	52
Operating expenses	123	129
Total benefits and expenses	176	181
Income before income taxes	72	72
Income tax expense	23	24
Net income	$49	$48

Net income for the Retirement Services segment increased by $1 million, or 2%, to $49 million for the three months ended September 30, 2013 when compared to 2012. The increase in earnings is primarily due to higher unrealized gains from forward settling TBA security transactions and higher fee income due to increased average asset levels driven by higher average equity market levels.  This increase in earnings was partially offset by lower realized investment gains (losses) driven by the losses from forward settling TBA security transactions.

Fee income increased by $18 million, or 16%, to $131 million for the three months ended September 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by a 20% increase in the average S&P 500 index during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Net investment income increased by $56 million, or 54%, to $159 million for the three months ended September 30, 2013 when compared to 2012.  The primary driver was an increase in unrealized gains from forward settling TBA security transactions of $55 million.

Net realized investment gains (losses) changed by $78 million from a gain of $35 million in 2012 to a loss of $43 million in 2013. The fluctuation is driven primarily by a $60 million increase in losses from forward settling TBA security transactions. There was also an $11 million decrease in gains on other bonds, and a $10 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013.

Total benefits and expenses decreased by $5 million, or 3%, to $176 million for the three months ended September 30, 2013 when compared to 2012.  The decrease in benefits and expenses is primarily attributable to a $6 million, or 5%, decrease in operating expenses due to lower DAC amortization as a result of realized investment losses in 2013 and changes in the estimation of future gross profits.  This was partially offset by higher asset based commissions and incentive compensation.

Income tax expense decreased by $1 million, or 4%, to $23 million during the three months ended September 30, 2013 when compared to 2012.  The decrease is primarily due to the decrease in net income before income taxes.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

The following is a summary of certain financial data of the Retirement Services segment:

	Nine months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$3	$4
Fee income	383	336
Net investment income	320	310
Realized investment gains (losses), net	(69)	68
Total revenues	637	718
Policyholder benefits	146	155
Operating expenses	386	370
Total benefits and expenses	532	525
Income before income taxes	105	193
Income tax expense	34	64
Net income	$71	$129

Net income for the Retirement Services segment decreased by $58 million, or 45%, to $71 million for the nine months ended September 30, 2013 when compared to 2012.  The decrease in earnings is primarily due to lower realized gains (losses) related to forward settling TBA security transactions, as well as an increase in operating expenses due to growth in the segment.  These decreases in earnings are partially offset by an increase in fee income due to increased average asset levels driven by higher average equity market levels.

Fee income increased by $47 million, or 14%, to $383 million for the nine months ended September 30, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by a 17% increase in the average S&P 500 index during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net investment income increased by $10 million, or 3%, to $320 million for the nine months ended September 30, 2013 when compared to 2012.  The increase is due to a $30 million increase in unrealized gains from forward settling TBA security transactions.  This was offset by a $10 million decrease in unrealized gains from derivatives and an $8 million decrease in investment income earned on bonds, mortgages and policy loans.

Net realized investment gains (losses) changed by $137 million from a gain of $68 million in 2012 to a loss of $69 million in 2013.  The fluctuation is driven primarily by a $98 million increase in losses from forward settling TBA security transactions. There was also a $20 million increase in losses from the sales of certain perpetual debt investments which consisted of junior subordinated debt instruments, a $15 million decrease in gains on other bonds, and an $11 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013.

Total benefits and expenses increased by $7 million, or 1%, to $532 million for the nine months ended September 30, 2013 when compared to 2012.  The increase in benefits and expenses is primarily attributable to a $16 million, or 4%, increase in operating expenses due to higher asset based commissions and incentive compensation.  Additionally, operating expenses were higher due to a guaranty fund assessment incurred by the Company and overall segment growth in 2013.  The increase in operating expenses was partially offset by lower DAC amortization as a result of realized investment losses in 2013 and changes in the estimation of future gross profits.  Offsetting the increase in operating expenses is a $9 million, or 6%, decrease in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to reduced crediting rates in 2013 as compared to 2012 and lower annuity payments.

Income tax expense decreased by $30 million, or 47%, to $34 million during the nine months ended September 30, 2013 when compared to 2012.  The decrease is primarily due to the decrease in net income before income taxes.

Other Segment Results of Operations

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

The following is a summary of certain financial data of the Company’s Other segment:

	Three months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$16	$26
Fee income	1	1
Net investment income	14	12
Total revenues	31	39
Policyholder benefits	20	31
Operating expenses	12	17
Total benefits and expenses	32	48
Loss before income taxes	(1)	(9)
Income tax expense	—	6
Net loss	$(1)	$(15)

Net loss for the Company’s Other segment decreased by $14 million, or 93%, to $1 million during the three months ended September 30, 2013 when compared to 2012.  Policyholder benefits expense decreased $11 million due to improved mortality in 2013 as compared to 2012, as well as a decrease in reserves as a result of gains on lapses on a block of 10-year term policies whose original term ended in 2013.  The decrease in policyholder benefits was offset by a decrease in premium income of $10 million as a result of lapses on a block of 10-year term policies whose original term ended in 2013.  Additionally, there was a $5 million decrease in operating expenses primarily due to lower commissions attributable to the decrease in premium income. There was also a $6 million decrease in tax expense due to an $11 million tax expense incurred in 2012 related to the closing of the 2008 tax year IRS examination which was partially offset by lower net loss before taxes in 2013 as compared to 2012.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

The following is a summary of certain financial data of the Company’s Other segment:

	Nine months ended September 30,
Income statement data (In millions)	2013	2012
Premium income	$76	$82
Fee income	3	4
Net investment income	38	35
Total revenues	117	121
Policyholder benefits	82	88
Operating expenses	48	52
Total benefits and expenses	130	140
Loss before income taxes	(13)	(19)
Income tax expense (benefit)	(5)	3
Net loss	$(8)	$(22)

Net loss for the Company’s Other segment decreased by $14 million, or 64%, during the nine months ended September 30, 2013 when compared to 2012.  Policyholder benefits expense decreased $6 million due to a decrease in reserves as a result of gain on lapses on a block of 10-year term policies whose original term ended in 2013.  The decrease in policyholder benefits was offset by a decrease in premium income of $6 million, or

7%, as a result of lapses on a block of 10-year term policies whose original term ended in 2013.  Additionally, there was a $4 million decrease in operating expenses primarily due to lower consulting expenses on special initiatives. There was also an $8 million decrease in tax expense primarily due to an $11 million tax expense incurred in 2012 related to the closing of the 2008 tax year IRS examination.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments follows:

(In millions)	September 30, 2013		December 31, 2012
Fixed maturities, available-for-sale	$16,249	62.3%	$18,188	69.7%
Fixed maturities, held for trading	273	1.0%	368	1.4%
Mortgage loans on real estate	3,039	11.6%	2,882	11.0%
Policy loans	4,145	15.9%	4,260	16.3%
Short-term investments, available-for-sale	2,261	8.7%	266	1.0%
Limited partnership and other corporation interests	93	0.4%	125	0.5%
Other investments	17	0.1%	21	0.1%
Total investments	$26,077	100.0%	$26,110	100.0%

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	September 30, 2013	December 31, 2012
AAA	19.2%	30.0%
AA	17.3%	14.4%
A	29.2%	23.9%
BBB	32.6%	30.1%
BB and below (Non-investment grade)	1.7%	1.6%
Total	100.0%	100.0%

The September 30, 2013 AAA rating percentage decreased as compared to December 31, 2012 as the Company sold AAA rated government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	September 30, 2013	December 31, 2012
Utility	18.3%	17.9%
Consumer	10.2%	10.1%
Finance	9.8%	10.4%
Natural resources	5.3%	5.1%
Transportation	3.0%	2.7%
Other	11.1%	10.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Total assets measured using significant unobservable inputs (Level 3) decreased by $10 million at September 30, 2013 from December 31, 2012.  Level 3 assets at September 30, 2013 were $257 million or 1% of total net assets and liabilities carried at fair value compared to Level 3 assets of $267 million or 1% at December 31, 2012.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2013 and December 31, 2012, the Company had $64 million and $138 million, respectively, of securities out on loan and $600 million and $4 million, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the nine months ended September

30, 2013 and the year ended December 31, 2012, the Company originated 32 and 36 new loans with aggregate principal balances of $356 million and $525 million, respectively.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $367 million and $278 million as of September 30, 2013 and December 31, 2012, respectively.  Short-term investments included above exclude amounts held to settle TBA forward contracts.  In addition, 98.3% and 98.4% of the fixed maturity portfolio carried an investment grade rating at September 30, 2013 and December 31, 2012, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $98 million of commercial paper outstanding at September 30, 2013 and December 31, 2012, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the nine months ended September 30, 2013.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2013 and December 31, 2012 were $220 million and $127 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $600 million and $4 million at September 30, 2013 and December 31, 2012, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $612 million and $4 million at September 30, 2013 and December 31, 2012, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in a restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material misstatement in the interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 relating to the misapplication of the trade date scope exception guidance in ASC 815 in accounting for forwarding settling to be announced (“TBA”) security transactions.  These transactions should have been accounted for as derivative instruments.

The Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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