Form 10-K
period 2013-12-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2014-03-07
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2014, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

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

Readers should also consider other matters, including any risks and uncertainties, discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.  This discussion should be read in conjunction with, and is qualified by reference to, the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report as well as the consolidated financial statements and notes thereto in Item 8, “Financial Statements and Supplementary Data.”

1.1  Organization and Corporate Structure

The Company is a direct wholly-owned subsidiary of GWL&A Financial Inc. (“GWL&A Financial”), a Delaware holding company.  The Company is indirectly owned by Great-West Lifeco Inc. (“Lifeco”), a Canadian holding company.  Lifeco operates in the United States primarily through the Company and through Putnam Investments, LLC, and in Canada and Europe through The Great-West Life Assurance Company (“Great-West Life”) and its subsidiaries, London Life Insurance Company (“London Life”), The Canada Life Assurance Company (“CLAC”), and Irish Life Group Limited.  Lifeco is a subsidiary of Power Financial Corporation (“Power Financial”), a Canadian holding company with substantial interests in the financial services industry.  Power Corporation of Canada (“Power Corporation”), a Canadian holding and management company, has voting control of Power Financial. The Desmarais Family Residuary Trust, through a group of private holding companies that it controls, has voting control of Power Corporation.

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

No customer accounted for 10% or more of the Company’s consolidated revenues during the years 2013, 2012 or 2011.  In addition, no segment of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on it or its business segments’ operations.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the Company or its business segments.

During 2010, the Company completed comprehensive planning for its five-year strategic plan.  The five-year strategic plan encompasses nine key initiatives across the organization to accelerate the growth of its business and retain customers.  The implementation of the five-year strategic plan started in 2011 and has continued in 2012 and 2013.

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

IRAs — The Company offers an IRA product as a distribution option for employees terminated from employers sponsoring defined contribution plans.  The Company earns asset-based fees and per account fees for providing administrative and record-keeping services for IRA accounts. For those IRAs invested in external mutual funds, the Company is reimbursed by the external mutual funds for marketing, sales and service costs under various revenue sharing agreements.  For those IRAs invested in proprietary mutual funds, the Company, through its wholly-owned subsidiary Great-West Capital Management, LLC (“Great-West Capital Management”), earns an asset-based management fee.

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

Universal life - Universal life insurance products include a cash value component that is credited with interest at regular intervals.  The account balances for the universal life products are held in the Company’s general account.  The Company’s universal life insurance earnings result from the difference between the investment income and interest credited on customer cash values and from differences between charges for mortality and actual death claims.  Universal life cash values are charged for the cost of insurance coverage and for administrative expenses.

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

Sales of life insurance products typically have initial contract acquisition expenses which are deferred.  These expenses are shown as deferred acquisition costs (“DAC”) in the Company’s consolidated balance sheets and are amortized over the life of the contracts in proportion to the emergence of gross profits or premium revenues recognized.  Therefore, retention is an important factor in profitability and is encouraged through product features. For example, the Company’s life insurance contracts may impose a surrender charge on policyholder balances withdrawn within the first 10 years of the contract’s inception.  The period of time and level of the charge vary by product.

One of the principal markets for the Individual Markets segment is the executive benefits market.  The primary executive benefits products are single premium universal life insurance (“SPUL”), registered variable universal life insurance, private placement variable universal life insurance (“PPVUL”) and PPVUL with a stable value guarantee feature.  These executive benefits life insurance policies indirectly fund employee post-retirement benefits and non-qualified benefit plans for executives.

Corporations and community banks are the primary purchasers of the universal life product, while regional and national banks typically purchase the PPVUL product with the stable value guarantee feature. The SPUL product, which combines both general account and separate account product features, is marketed to community and regional banks.  Corporations indirectly funding executive benefits also purchase the registered variable universal life insurance and PPVUL product.  The PPVUL products offer a wide array of equity and bond fund investment options.

Another principal market for the Individual Markets segment is the financial institutions market, which is a partnership between the Company and retail financial institutions to distribute individual life, annuity and retirement products. Through its institutional partners, the Company has in excess of 17,500 individual branch and brokerage sales representatives who sell its products, as well as direct exposure to online banking customers.  During 2013 and 2012, the Company focused on meeting the insurance related needs of the growing retiree marketplace by providing wealth transfer solutions to its bank partners’ customers via an SPUL product.  Additionally, the Company continues its efforts to partner with large financial institutions to provide individual term life insurance.

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

Mutual funds and collective trusts - The Company earns administration fees under various revenue sharing agreements from external mutual funds and collective trusts for marketing, sales and service costs incurred while providing services to individuals and institutional clients on behalf of the funds.  On proprietary mutual funds, the Company, through its wholly-owned subsidiary Great-West Capital Management, earns an asset-based management fee. On proprietary collective trusts, the Company, through its wholly-owned subsidiary Great-West Trust Company, LLC (“Great-West Trust Company”), earns an asset-based management fee.

Guaranteed interest rate investment products - On its guaranteed interest rate investment products, the Company earns investment margins on the difference between the income earned on investments in its general account and the interest credited to the participant’s account balance.  The Company’s general account assets support the guaranteed investment products.  The Company also manages fixed interest rate products known as stable value funds that include separate accounts, pooled collective trusts and custom collective trusts for which it is paid a management fee that is earned by the Company either directly or through its wholly-owned subsidiary Great-West Capital Management.

Variable annuity products - The Company’s variable annuity products provide the opportunity for participants to assume the risks of, and receive the benefits from, the investment of retirement assets.  The variable product assets are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by the Company and its affiliates or by selected external fund managers.  The Company earns fees from the separate account for mortality and expense risks pertaining to the variable annuity contract and/or for providing administrative services.

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

The Company’s marketing focus is directed toward providing investment management, advisory services and record-keeping services under Internal Revenue Code Sections 401(a), 401(k), 403(b), 408 and 457 to private corporations, state and local governments, hospitals, non-profit organizations and public school districts.  Through the Company’s wholly-owned, registered subsidiaries, Great-West Capital Management and Advised Assets Group, LLC (“Advised Assets Group”), the Company provides investment management and advisory services.  Through the Company’s wholly-owned subsidiary FASCore, LLC, the Company targets and partners with other large financial institutions to provide third-party record-keeping and administration services.

Future Policy Benefit Liabilities and Life Insurance In-Force

The amount of fixed annuity products in-force is measured by future policy benefits.  The following table shows group and individual annuity policy benefits supported by the Company’s general account as well as the annuity balances in Retirement Services and Individual Markets separate accounts for the years indicated:

	(In millions)
		Retirement Services	Individual Markets
Year ended	General account	annuity	annuity
December 31,	annuity benefits	separate accounts	separate accounts
2013	$11,648	$20,310	$1,502
2012	11,110	18,242	1,382
2011	10,290	16,447	1,290
2010	9,637	16,225	1,381
2009	8,874	14,288	1,262

For most of the general account annuities and for all of the Retirement Services and Individual Markets separate account annuities, policy benefit liabilities are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges.

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

The following table summarizes Individual Markets life insurance future policy benefits, Individual Markets life insurance separate account balances and Individual Markets life insurance in-force prior to reinsurance ceded for the years indicated:

	(In millions)
	Individual Markets
	life insurance	Individual Markets	Individual Markets
Year ended	future policy	life insurance	life insurance
December 31,	benefits	separate accounts	in-force
2013	$12,570	$4,819	$98,489
2012	12,001	4,981	98,574
2011	11,182	4,594	96,619
2010	10,432	4,883	94,000
2009	9,756	3,337	92,381

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

Other Segment

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

The following table shows future policy benefits and life insurance in-force in the Other segment for the years indicated:

	December 31,
(In millions)	2013	2012	2011	2010	2009
Future policy benefits	$391	$369	$356	$352	$342
Life insurance in-force	59,902	63,918	68,204	72,581	76,768

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

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its various insurance products and as a provider of reinsurance for some insurance products.  Reinsurance transactions are assumed from and ceded to affiliated entities and third parties.  When purchasing reinsurance, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage, quota share, yearly renewable term, coinsurance and modified coinsurance contracts.  Under the terms of these contracts, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid.  However, the Company remains liable to its policyholders with respect to the ceded insurance if a reinsurer fails to meet the obligations it assumed.  Accordingly, the Company strives to cede risks to highly rated, well-capitalized companies.  The Company retains an initial maximum of $3.5 million of coverage per individual life. This initial retention limit of $3.5 million may increase due to automatic policy increases in coverage at a maximum rate of $175,000 per annum, with an overall maximum increase in coverage of $1.0 million.  The Company assumes risk from approximately 40 insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements.   When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.  Maximum capacity to be accepted or retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk acquired or retained on any one life is limited to a maximum retention of $4.5 million.

Method of Distribution of Products Within the Individual Markets and Retirement Services Segments

The Individual Markets segment distributes individual life insurance through wholesale and retail sales force, banks, broker-dealers and investment advisors. It markets IRAs through its Retirement Resource Center, which includes a retail sales force and supporting website. Executive benefits products are distributed through wholesalers and specialized benefit consulting organizations.

The Retirement Services segment distributes products to plan sponsors through a subsidiary, GWFS Equities, Inc. (“GWFS Equities”), as well as through brokers, consultants, advisors, third-party administrators and banks.  Record-keeping and administrative services are distributed through institutional clients.

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

Company Outlook

The Company continues to implement its five-year strategic plan initiatives that were launched in 2011 and 2012.  These initiatives include strategies designed to increase sales, improve customer service and retention and boost assets under management.

The Company has also experienced increased recognition in the marketplace since the 2012 launch of  its single brand identity, Great-West Financial®. This has helped to create stronger brand equity in all

Great-West Financial markets and has made client retention and sales more efficient and effective.

Individual Markets Outlook

Significant increases in IRA sales are the result of an initiative introduced in 2011 to increase asset rollovers by terminated group plan participants. Proactive activities capitalizing on inbound calls, direct-to-participant marketing with active participants and identifying IRA opportunities in an internal service center made the Company’s IRAs the number one destination for asset rollovers from the Company’s 401(k) block of business.  It is expected that this momentum will carry into the future with continued growth in assets under administration (“AUA”).

Expansion of retail bank distribution channels, along with the launch of an additional retail retirement income offering, is expected to help compensate for an overall decrease in sales of universal life products within the financial institutions market.

The Company’s strategy with respect to distribution through the brokerage channel has been to expand to include independent broker-dealers. This initiative promotes sales through wholesaling to nearly 1,800 advisors.

In the executive benefits market, the Company achieved strong sales in the community bank market, aided by favorable economic conditions as well as strong distribution relationships. The financial strength and stability of Great-West Financial and a focus on this market are expected to drive continued success.

Retirement Services Outlook

Implementation of five-year strategic plan initiatives with respect to advisors and wholesalers are designed to attract and retain high-quality staff and improve 401(k) wholesalers’ ability to guide advisors in positioning the Company’s proposals to win new business. Increases in staffing and the number of advisor relationships per wholesaler are expected to contribute to future sales growth.

Service and retention initiatives have significantly raised the standard level of service provided to 401(k) clients.  The customer relationship management system launched in 2012 has improved the speed of responsiveness by providing a 360-degree view of the Company’s clients, advancing the client experience.  These efforts have raised 401(k) client retention to the target level of the five-year strategic plan and are expected to further improve retention.

The initiative to increase participant balances is expected to continue the substantial asset growth achieved in 2013, attributable to system enhancements and the establishment of an internal team to facilitate paperless roll-ins for plan participants.  System improvements to promote and collect opportunities through all communication channels have assisted the Company’s productivity in identifying and pursuing roll-in leads.

The Company continually examines opportunities to structure products and develop strategies to stimulate growth in assets under management (“AUM”).  The Great-West Lifetime funds and managed account offerings in defined contribution plans are expected to continue contributing to growth of AUM.

1.3       Investment Operations

The Company’s investment division manages and administers the investments of its general and separate accounts in support of the cash and liquidity requirements of its insurance and investment products.

The Company’s principal general account investments are in fixed maturities and mortgage loans on real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation.  Total investments at December 31, 2013 of $53 billion were comprised of general account investment assets of $26 billion and separate account assets of $27 billion.  Total investments at December 31, 2012 of $51 billion were comprised of general account investment assets of $26 billion and separate account assets of $25 billion.

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

The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade fixed maturities.  At December 31, 2013 and 2012, 99% and 98%, respectively, of the Company’s fixed maturity portfolio carried an investment grade rating.

1.4  Regulation

The Company and its insurance subsidiaries are licensed in and regulated by all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands to transact life insurance business, accident and health insurance business and annuity business.  The extent of such regulation varies, but most jurisdictions have laws and regulations governing the business conduct of insurers as well as the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates.  Such statutes and regulations also prescribe the permitted types and concentration of investments.

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

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments.  NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states.  NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states.  The Colorado Department of Insurance, the Company’s principal insurance regulator, has received this NAIC accreditation.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of the Company’s insurance and securities business.

A discussion of certain regulations the Company are subject to follows:

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

•      Statutory Insurance Examinations - As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2013, these examinations produced no significant adverse findings regarding the operations or accounts of the Company and its insurance subsidiaries.

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

•      Surplus and Capital - The Company and its insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business.  Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.  As of December 31, 2013, the Company and its insurance subsidiaries have surplus and capital in excess of that required by the regulators.

•      Risk-Based Capital (“RBC”) - The Company and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium, face amount, and statutory reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.  The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally.  As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of the Company and its insurance subsidiaries was in excess of the RBC Company Action Level amount.

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

•            Broker-Dealer and Securities Regulation - One of the Company’s subsidiaries, GWFS Equities, is a non-clearing broker-dealer and subject to certain regulatory provisions by the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).  This subsidiary acts as the underwriter and distributor for variable annuity contracts and variable life insurance policies issued by the Company and for Great-West Funds, Inc., an affiliated open-end management investment company.

•            Banking Regulation — One of the Company’s subsidiaries, Great-West Trust Company, is a Colorado non-depository trust company that offers directed and discretionary trustee and custodial services to retirement plans, including 401(a), 401(k), 403(b) and 457 plans, IRAs and Rabbi trusts for non-qualified deferred compensation plans. Great-West Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

•            Registered Investment Advisor Regulation — Two of the Company’s subsidiaries, Great-West Capital Management and Advised Assets Group, are registered as investment advisors with the SEC and are subject to examination by the SEC.  The Investment Advisers Act of 1940, as amended, and the related regulations impose various obligations and restrictions on registered investment advisors including fiduciary duties, record-keeping requirements, operational requirements and marketing requirements.

ERISA and Other Considerations

The Company provides products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act (“ERISA”), or the Internal Revenue Code of 1986, as amended (the “Code”).  As such, the Company’s activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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

(1)  Superior (highest category out of 10 categories).

(2)  Very Strong (second highest category out of nine categories).

(3)  Excellent (second highest category out of nine categories).

1.6 Employees

The Company had approximately 3,300 employees at both December 31, 2013 and 2012.

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

The Company makes available, free of charge, on its website (www.greatwest.com) through its Financial Information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q and amendments to all those reports, as soon as reasonably practicable after filing such reports to the SEC.  Other information found on the website is not part of this or any other report filed with or furnished to the SEC.

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

The Company’s operations and accounts are subject to examination by the Colorado Department of Insurance and other regulators at specified intervals.  The NAIC has also prescribed RBC rules and other financial ratios for life insurance companies.  The calculations set forth in these rules are used by regulators to assess the sufficiency of an insurer’s capital and measure the risk characteristics of an insurer’s assets, liabilities and certain off-balance sheet items.  RBC is calculated by applying factors to various asset, premium, face amount, and liability items.  Although the Company has risk-based capital levels well in excess of those required by its regulators, there can be no assurances made that it will continue to maintain these levels.

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

During periods of sustained low interest rates, life insurance and annuity products may be affected by increased premium payments on products with flexible premium features and a higher percentage of insurance policies remaining in-force from year to year.  During such a period, investment earnings may be lower because the interest earnings on new fixed income investments will likely have declined with the market interest rates. Also there may be increased early repayment on investments held such as mortgage-backed securities, asset-backed securities, and callable bonds. Although the Company invests in a broad range of asset classes, it is primarily invested in domestic fixed income securities.  Accordingly, during periods of sustained low interest rates, net income may decline as a result of a decrease in the spread between the earned rate on the Company’s assets and either the interest rates credited to policyholders or the rates assumed in reserve calculations.  Several products are at or approaching their minimum guaranteed credited rate, which could have a negative effect on net income due to spread compression.

In February 2012, the Company significantly decreased its interest rate risk hedging program that was initially started in 2009 to hedge the economic effect of a large increase in interest rates.  Although the Company engages in hedging activities including investing in interest rate derivatives, there can be no assurance that it would be fully insulated from realizing any losses on sales of securities.  In addition, regardless of whether the Company realized an investment loss, potential withdrawals would produce a decrease in invested assets, with an adverse effect on future earnings.

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

•                    Reductions in the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock that may provide an incentive for some of the Company’s customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns;

•                    Changes in applicable regulations that could restrict the ability of some companies to purchase certain executive benefits products;

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

The Company distributes its life and savings products through a variety of distribution channels, including brokers, independent agents, consultants, retail financial institutions and its own internal sales force. In some areas the Company generates a significant portion of its business through third-party arrangements.  Management periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to either party.  An interruption in the continuing relationship with a significant number of these third parties could materially affect the Company’s ability to market its products.  The Company must attract and retain productive internal sales representatives to sell its products.  If the Company is unsuccessful in attracting and retaining sales representatives with demonstrated abilities, its results of operations and financial condition could be adversely affected.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s corporate office facility is comprised of an 882,000 square foot complex located in Greenwood Village, Colorado.  The Company owns its corporate office facilities.   At December 31, 2013, the Company leased approximately 188,000 square feet of the complex to CIGNA for a lease period expiring on March 31, 2018.  The Company also leases sales and administrative offices throughout the United States.  Management believes that the Company’s properties are suitable and adequate for its current and anticipated business operations.

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

5.2                 Dividends

In the three most recent fiscal years, the Company has paid dividends on its common shares.  Dividends paid on the Company’s common stock were $102 million, $184 million and $206 million during the years ended December 31, 2013, 2012 and 2011, respectively.

On February 6, 2014, the Company’s Board of Directors declared dividends of $50,000 and $42,800, payable on March 14 and March 31, 2014, respectively, to its sole shareholder, GWL&A Financial.

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

The selected consolidated financial information for the years ended December 31, 2013, 2012 and 2011 and at December 31, 2013 and 2012 has been derived in part from the Company’s audited consolidated financial statements included in Item 8.  The selected consolidated income statement data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data at December 31, 2011, 2010 and 2009 have been derived in part from the Company’s consolidated financial statements not included elsewhere herein.

	As of and for the year ended December 31,
(In millions)	2013	2012	2011	2010	2009
Total revenues	$2,167	$2,266	$2,193	$2,404	$2,028
Total benefits and expenses	1,979	1,893	1,897	2,138	1,882
Income from continuing operations	188	373	296	266	146
Provision for income taxes	59	135	94	68	34
Income (loss) from discontinued operations	—	—	—	(2)	—
Net income	$129	$238	$202	$196	$112

Dividends declared	$102	$184	$206	$161	$25

Investment assets	$26,516	$26,110	$23,995	$23,069	$20,376
Separate account assets	26,631	24,606	22,331	22,489	18,887
Total assets	55,324	52,819	48,212	47,525	41,715
Total policy benefit liabilities	25,374	24,250	22,597	21,160	19,691
Due to parent and affiliates	542	544	539	537	538
Separate account liabilities	26,631	24,606	22,331	22,489	18,887
Total liabilities	53,448	50,683	46,298	45,811	40,448
Total stockholder’s equity	1,876	2,136	1,914	1,714	1,267

Item  7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2013 follows.  This management discussion and analysis should be read in conjunction with the financial data contained in Item 6, “Selected Financial Data,” and in Item 8, “Financial Statements and Supplementary Data.”

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

The Company’s operations are organized into three reporting segments: Individual Markets, Retirement Services and Other.  Management considers the ability to continue to expand its presence in the United States defined contribution and institutional insurance markets to be its primary points of focus.  The life insurance, savings and investments marketplace is highly competitive.  Competitors include insurance companies, banks, investment advisors, mutual fund companies and certain service and professional organizations.

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, CLAC, pursuant to which it had ceded certain participating life business on a coinsurance basis.  Participating policyholders share in the financial results of the participating business in the form of policyholder dividends.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The participating policyholder earnings that cannot be distributed to the shareholder are not included in the Company’s condensed consolidated net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s condensed consolidated balance sheets.

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

Current Market Conditions

During 2013, the financial markets continued to strengthen.  As a result, the S&P 500 index ended 2013 up by 30% as compared to 2012 and 2012 was up by 13% when compared to 2011.  The average of the S&P 500 index during the year ended December 31, 2013 was up by 19% when compared to the average for the year ended December 31, 2012 and the average was up by 9% for the year ended December 31, 2012 when compared to the average for the year ended December 31, 2011.

	Years ended December 31,
S&P 500 Index	2013	2012	2011	2010	2009
Index Close	1,848	1,426	1,258	1,258	1,115
Index Average	1,644	1,379	1,268	1,140	948

Variable asset-based fees earned by the Company fluctuate with changes in participant account balances. Participant account balances change due to cash flow and unrealized market gains and losses, which are primarily associated with changes in the United States equities market. The Company uses derivative financial instruments to hedge the economic risks of the fee revenue based on equity market performance. Gains and losses of such derivatives are recorded in net investment income. Fee income increased by $83 million, or 15%, to $619 million for the year ended December 31, 2013 when compared to 2012.  The increase is primarily related to higher variable fee income as a result of higher average account balances due to the improved average performance of the U.S. equities market.

Also as a result of improvements in overall economic conditions in 2013, interest rates began to rise.  As a result, the 10-year U.S. Treasury rate ended 2013 up by 126 basis points as compared to 2012 while 2012 was down 11 basis points when compared to 2011. The average of the 10-year U.S. Treasury rate during the year ended December 31, 2013 was up by 52 basis points when compared to the average for the year ended December 31, 2012 and the average was down by 94 basis points for the year ended December 31, 2012 when compared to the average for the year ended December 31, 2011.

	Years ended December 31,
10-Year Treasury Rate	2013	2012	2011	2010	2009
Close	3.04%	1.78%	1.89%	3.30%	3.84%
Average	2.25%	1.73%	2.67%	3.09%	3.13%

Unrealized gains on fixed maturity investments fluctuate with changes in the prevailing interest rates.  When interest rates rise, market values of fixed maturity investments generally fall.  Net unrealized investment gains (losses) recognized in earnings changed by $36 million from a gain of $11 million in 2012 to a loss of $25 million in 2013.  The Company has also recorded an increase in gross unrealized losses of $135 million and a decrease in gross unrealized gains of $634 million during the year ended December 31, 2013.  This resulted in a decrease to accumulated other comprehensive income (loss), net of policyholder related amounts and deferred taxes.

The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income.  For the year ended December 31, 2013, the Company recorded realized losses on forward settling to be announced (“TBA”) securities of $57 million.  For the year ended December 31, 2013, the Company recorded losses in net investment income on cross-currency swaps of $50 million.

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

•             Valuation of policy benefit liabilities; and

•             Valuation of DAC

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

Accounting for derivative financial instruments

Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under accounting guidance. If it were determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

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

Valuation of DAC

The Company incurs significant costs in connection with acquiring new and renewal insurance business.  DAC varies with and relates to costs that consist primarily of commissions and agency and policy issue expenses.  DAC is amortized over the expected lives of the related contracts based upon the level and timing of either gross profits or gross premiums, depending upon the type of contract as discussed below.  The recovery of DAC is dependent upon the future profitability of the related business.

DAC associated with annuity and investment-type products is being amortized over the life of the contracts in proportion to the emergence of estimated gross profits.  DAC associated with traditional life insurance products is amortized over the premium-paying period of the related policies in proportion to the present value of estimated premium revenues recognized.

Quarterly, the Company updates the estimated present values of gross profits.  Periodically but at least semi-annually, the actual gross profits are compared to the estimated gross profits.  When the actual gross profits change from previous estimates, the cumulative DAC amortization is re-estimated and adjusted by the cumulative charge or credit to current period earnings.  When actual gross profits exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below those previously estimated.  These adjustments are made when the Company revises its estimates for such factors as investment yield, realized investment gains and losses and policyholder retention.

DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (loss) in the stockholder’s equity section in its consolidated balance sheets.

7.3  Company Results of Operations

The Company has three reportable segments: Individual Markets, Retirement Services and Other.  The Individual Markets segment distributes life insurance, annuity and retirement products (including IRAs) to both individuals and businesses through various distribution channels.  Life insurance products in-force include participating and non-participating term life, whole life, universal life and variable universal life.  The Retirement Services segment provides various retirement plan products and investment options as well as comprehensive administrative and record-keeping services for financial institutions and employers, which include educational, advisory, enrollment and communication services to employer-sponsored defined contribution plans and associated defined benefit plans.  Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, an individual’s account.  The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Company:

	Year ended December 31,
Income statement data (in millions)	2013	2012
Premium income	$464	$422
Fee income	619	536
Other revenue	7	—
Net investment income	1,091	1,191
Realized investment gains (losses), net	(14)	117
Total revenues	2,167	2,266
Policyholder benefits	1,232	1,198
Operating expenses	747	695
Total benefits and expenses	1,979	1,893
Income before income taxes	188	373
Income tax expense	59	135
Net income	$129	$238

The Company’s consolidated net income decreased by $109 million, or 46%, to $129 million for the year ended December 31, 2013 when compared to 2012.  The decrease in earnings is primarily due to realized investment losses in 2013, primarily driven by forward settling TBA security transactions, compared to realized investment gains in 2012.  There was also a decrease in net investment income primarily due to unrealized losses from derivatives in 2013 compared to unrealized gains in 2012 and lower yields.  Additionally, there was an increase in operating expenses.  These amounts are partially offset by higher fee income due to increased average asset levels driven by higher average equity market levels.

Premium income increased by $42 million, or 10%, to $464 million for the year ended December 31, 2013 when compared to 2012.  This increase is primarily related to the $40 million increase in the Company’s Individual Markets segment which is driven by the $42 million received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premium from the CLAC agreement was partially offset by a decrease in premium income primarily related to sales of the single premium whole life (“SPWL”) product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL product sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL product sales are recognized as deposits rather than as premium income.

Fee income increased by $83 million, or 15%, to $619 million for the year ended December 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by a 19% increase in the average S&P 500 index during the year ended December 31, 2013 as compared to December 31, 2012.

Other revenue increased by $7 million for the year ended December 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $100 million, or 8%, to $1,091 million for the year ended December 31, 2013 when compared to 2012.  The decrease is due to a $32 million decrease in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.  Additionally, there was a $63 million decrease in unrealized gains from derivatives and a $6 million decrease in unrealized gains from bonds.

Realized investment gains (losses), net, changed by $131 million from a gain of $117 million in 2012 to a loss of $14 million in 2013.  The fluctuation is driven primarily by a $72 million increase in losses from forward settling TBA security transactions. There was also a $20 million increase in losses from the sales of certain perpetual debt investments which consisted of junior subordinated debt instruments, a $33 million decrease in gains on other bonds, and an $11 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not reoccur in 2013.

Total benefits and expenses increased by $86 million, or 5%, to $1,979 million for the year ended December 31, 2013 when compared to 2012.  The increase in benefits and expenses is attributable to the $43 million increase in the Company’s Individual Markets segment primarily driven by benefits expense incurred in conjunction with the termination of the reinsurance agreement with CLAC partially offset by a decrease in policyholder benefits due to the change in the mix of sales mentioned in premiums and improved persistency in 2013 as compared to 2012.  The Retirement Services segment had an increase of $37 million primarily driven by higher asset-based commissions and incentive compensation due to higher sales.  The Other segment had an increase of $6 million primarily due to lower persistency on a block of 10-year term policies.

Income tax expense decreased by $76 million, or 56%, to $59 million for the year ended December 31, 2013 when compared to 2012 primarily due to a decrease in net income before tax.  Additionally, there was a decrease in the effective tax rate due to an $11 million adjustment to taxes included in the 2012 expense related to the 2008 tax year IRS examination.

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Company:

	Year ended December 31,
Income statement data (in millions)	2012	2011
Premium income	$422	$523
Fee income	536	487
Net investment income	1,191	1,159
Realized investment gains (losses), net	117	24
Total revenues	2,266	2,193
Policyholder benefits	1,198	1,264
Operating expenses	695	633
Total benefits and expenses	1,893	1,897
Income before income taxes	373	296
Income tax expense	135	94
Net income	$238	$202

The Company’s consolidated net income increased by $36 million, or 18%, to $238 million for the year ended December 31, 2012 when compared to 2011.  The improvement in earnings is due to increases in fees, net investment income, and realized investment gains (losses), net. Partially offsetting these increases are lower mortality gains and higher operating expenses.

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

Realized investment gains (losses), net, increased by $93 million to $117 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $9 million was due to forward settling TBA security transactions, $37 million resulted from derivative and hedging activities and $18 million resulted from increased realized gains on sales of investments.  Additionally, there was a net $17 million decrease in the mortgage provision allowance in 2012 as compared to a $5 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Total benefits and expenses decreased by $4 million to $1,893 million for the year ended December 31, 2012 when compared to 2011.  The decrease in benefits and expense is attributable to a $27 million decrease in the Company’s Individual Markets segment, which is primarily driven by a reduction in policyholder benefits reflecting the change in mix of sales mentioned in premiums above.  Offsetting that decrease are higher mortality losses and operating expenses primarily resulting from an increase in the amortization of deferred acquisition expenses.  Additionally, the Other segment had a decrease in benefits and expense of $16 million primarily due to lower operating expenses.  These decreases in the Individual Markets and Other segments are partially offset by a $39 million increase in the Retirement Services segment, primarily driven by higher asset-based commission expense and other general operating expense due to segment growth in 2012.  Partially offsetting the increase in Retirement Services expense is a decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to lower credited rates.

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

7.4  Individual Markets Segment Results of Operations

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Individual Markets segment:

	Year ended December 31,
Income statement data (in millions)	2013	2012
Premium income	$354	$314
Fee income	94	75
Other revenue	7	—
Net investment income	688	730
Realized investment gains (losses), net	19	56
Total revenues	1,162	1,175
Policyholder benefits	921	883
Operating expenses	142	137
Total benefits and expenses	1,063	1,020
Income before income taxes	99	155
Income tax expense	34	51
Net income	$65	$104

Net income for the Individual Markets segment decreased by $39 million, or 38%, to $65 million for the year ended December 31, 2013 when compared to 2012.  The decrease in earnings is primarily due to a decrease in realized investment gains (losses), net, due to forward settling TBA security transactions and a decrease in net investment income primarily due to unrealized losses from derivatives as compared to unrealized gains in 2012 as well as lower yields.  Additionally, there was an increase in operating expenses.  These decreases in earnings are partially offset by an increase in fee income from the SPUL and certain executive benefits products.

Premium income increased by $40 million, or 13%, to $354 million for the year ended December 31, 2013 when compared to 2012.  The increase is primarily related to $53 million in the participating block of business of which $42 million was received in conjunction with the termination of the reinsurance agreement with CLAC.  The increase in premiums from the participating block of business was partially offset by a $9 million decrease in premium income related to sales of the SPWL product marketed through banks.  In 2011, the Company began replacing the SPWL product with a SPUL product.  The SPWL product is considered an insurance contract, and SPWL product sales are recognized as premium income.  Conversely, the SPUL product is considered an investment contract, and SPUL product sales are recognized as deposits rather than as premium income.

Fee income increased by $19 million, or 25%, to $94 million for the year ended December 31, 2013 when compared to 2012.  The increase is primarily related to fees earned on the SPUL product and certain executive benefits products.  Additionally, the increase is driven by fees on the executive benefits and IRA products reflecting higher variable policy balances and an overall increase in the size of the block of business.

Other revenue increased by $7 million for the year ended December 31, 2013 when compared to 2012 as a result of the termination of the reinsurance agreement with CLAC.

Net investment income decreased by $42 million, or 6%, to $688 million for the year ended December 31, 2013 when compared to 2012.  The decrease is due to a $32 million change in derivatives due to unrealized losses in 2013 as compared to unrealized gains in 2012.  Additionally, there was a $7 million decrease in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.

Realized investment gains (losses), net, decreased by $37 million, or 66%, to $19 million during the year ended December 31, 2013 when compared to 2012.  Of the decrease, $21 million resulted from increases in losses on forward settling TBA security transactions with the remainder primarily due to lower gains of $16 million on bonds and lower gains of $2 million on mortgage investments due to a decrease in the mortgage provision allowance in 2012 that did not recur in 2013.

Total benefits and expenses increased by $43 million, or 4%, to $1,063 million for the year ended December 31, 2013 when compared to 2012.  The change in benefits and expenses is primarily attributable to a $38 million, or 4%, increase in policyholder benefits.  The change in policyholder benefits is due to $47 million which was incurred in conjunction with the termination of the reinsurance agreement with CLAC offset by a decrease in policyholder benefits of $9 million due to the change in the mix of sales mentioned in premiums and improved persistency in 2013 as compared to 2012.  Operating expenses increased by $5 million, or 4%, due to higher general and administrative expense as a result of overall segment growth in 2013.

Income tax expense decreased by $17 million, or 33%, to $34 million during the year ended December 31, 2013 when compared to 2012, primarily due to the decrease in net income before income taxes.

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Individual Markets segment:

	Year ended December 31,
Income statement data (in millions)	2012	2011
Premium income	$314	$396
Fee income	75	65
Net investment income	730	714
Realized investment gains (losses), net	56	21
Total revenues	1,175	1,196
Policyholder benefits	883	938
Operating expenses	137	109
Total benefits and expenses	1,020	1,047
Income before income taxes	155	149
Income tax expense	51	49
Net income	$104	$100

Net income for the Individual Markets segment increased by $4 million, or 4%, to $104 million for the year ended December 31, 2012 when compared to 2011.  The increase in earnings is primarily due to increases in net investment income and realized investment gains (losses), net. Partially offsetting these increases are an increase in mortality losses in the closed blocks and higher operating expenses.

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

Realized investment gains (losses), net, increased by $35 million to $56 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $13 million resulted from derivative and hedging activities and $12 million resulted from increased realized gains on sales of investments offset by a $2 million decrease due to forward settling TBA security transactions.  Additionally, there was a net $8 million decrease in the mortgage provision allowance in 2012 as compared to a $2 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

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

Income tax expense increased by $2 million, or 4%, to $51 million during the year ended December 31, 2012 when compared to 2011, primarily due to the increase in net income before income taxes.

7.5  Retirement Services Segment Results of Operations

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Retirement Services segment:

	Year ended December 31,
Income statement data (in millions)	2013	2012
Premium income	$4	$4
Fee income	520	456
Net investment income	351	414
Realized investment gains (losses), net	(33)	61
Total revenues	842	935
Policyholder benefits	196	204
Operating expenses	538	493
Total benefits and expenses	734	697
Income before income taxes	108	238
Income tax expense	33	78
Net income	$75	$160

Net income for the Retirement Services segment decreased by $85 million, or 53%, to $75 million for the year ended December 31, 2013 when compared to 2012.  The decrease in earnings is primarily due to lower realized gains (losses) related to forward settling TBA security transactions and a decrease in net investment income primarily due to unrealized losses from derivatives as compared to unrealized gains in 2012 as well as lower yields. Additionally, there was an increase in operating expenses due to growth in the segment.  These decreases in earnings are partially offset by an increase in fee income due to increased average asset levels driven by higher average equity market levels and growth in the block of business.

Fee income increased by $64 million, or 14%, to $520 million for the year ended December 31, 2013 when compared to 2012.  The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by a 19% increase in the average S&P 500 index during the year ended December 31, 2013 as compared to 2012.

Net investment income decreased by $63 million, or 15%, to $351 million for the year ended December 31, 2013 when compared to 2012.  The decrease is due to a $32 million change in derivatives due to unrealized losses in 2013 as compared to unrealized gains in 2012.  There was also a $3 million decrease in unrealized gains from bonds.  Additionally, there was a $26 million decrease in investment income earned on bonds, mortgages and policy loans as a result of lower yields partially offset by higher invested assets balances.

Realized investment gains (losses), net, changed by $94 million from a gain of $61 million in 2012 to a loss of $33 million in 2013.  The fluctuation is driven primarily by a $52 million increase in losses from forward settling TBA security transactions. There was also a $20 million increase in losses from the sales of certain perpetual debt investments which consisted of junior subordinated debt instruments, an $18 million decrease in gains on other bonds, and an $8 million decrease in gains on mortgage investments primarily due to a decrease in the mortgage provision allowance in 2012 that did not recur in 2013.

Total benefits and expenses increased by $37 million, or 5%, to $734 million for the year ended December 31, 2013 when compared to 2012.  The increase in benefits and expense is primarily attributable to a $45 million, or 9%, increase in operating expenses driven by higher asset-based commission and incentive compensation expense reflecting sales growth and improved performance of the U.S. equities market.  The higher operating expenses are also due to an increase in other general operating expense due to segment growth in 2013 as well as a guaranty fund assessment incurred by the Company in 2013.  Offsetting the increase in operating expenses is an $8 million, or 4%, decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to lower credited rates in 2013 as compared to 2012 and lower annuity payments.

Income tax expense decreased by $45 million, or 58%, to $33 million during the year ended December 31, 2013 when compared to 2012.  The decrease is primarily due to the decrease in net income before income taxes.

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Retirement Services segment:

	Year ended December 31,
Income statement data (in millions)	2012	2011
Premium income	$4	$2
Fee income	456	417
Net investment income	414	399
Realized investment gains (losses), net	61	3
Total revenues	935	821
Policyholder benefits	204	223
Operating expenses	493	435
Total benefits and expenses	697	658
Income before income taxes	238	163
Income tax expense	78	51
Net income	$160	$112

Net income for the Retirement Services segment increased by $48 million, or 43%, to $160 million for the year ended December 31, 2012 when compared to 2011.  The increase is due to higher net realized gains on investments of $58 million and higher fee income of $39 million when compared to the prior year.  Partially offsetting these increases was higher operating expenses of $58 million when compared to the prior year primarily due to growth in the segment from sales.

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

Realized investment gains (losses), net, increased by $58 million to $61 million during the year ended December 31, 2012 when compared to 2011.  Of the increase, $11 million was due to forward settling TBA security transactions, $25 million resulted from derivative and hedging activities and $6 million resulted from increased realized gains on sales of investments.  Additionally, there was a net $9 million decrease in the mortgage provision allowance in 2012 as compared to a $3 million increase in the mortgage provision allowance in 2011.  The mortgage provision allowance decrease resulted from revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Total benefits and expenses increased by $39 million, or 6%, to $697 million for the year ended December 31, 2012 when compared to 2011.  The increase in benefits and expenses is primarily attributable to a $58 million, or 13%, increase in operating expenses driven by higher asset-based commission expense reflecting sales growth in the block of business and improved performance of the U.S. equities market.  The higher operating expenses are also due to an increase in other general operating expense due to segment growth in 2012.  Offsetting the increase in operating expenses is a $19 million, or 9%, decline in policyholder benefits primarily driven by a decrease in interest paid to policyholders due to lower credited rates.

Income tax expense increased by $27 million, or 53%, to $78 million during the year ended December 31, 2012 when compared to 2011.  The increase is primarily due to the increase in net income before income taxes.

7.6 Other Segment Results of Operations

Year ended December 31, 2013 compared with the year ended December 31, 2012

The following is a summary of certain financial data of the Company’s Other segment:

	Year ended December 31,
Income statement data (in millions)	2013	2012
Premium income	$107	$104
Fee income	4	5
Net investment income	51	47
Total revenues	162	156
Policyholder benefits	115	111
Operating expenses	67	65
Total benefits and expenses	182	176
Loss before income taxes	(20)	(20)
Income tax expense (benefit)	(9)	6
Net loss	$(11)	$(26)

Net loss for the Company’s Other segment decreased by $15 million from a loss of $26 million to a loss of $11 million during the year ended December 31, 2013 when compared to 2012.  The decrease in net loss is due to the $15 million change in income tax expense (benefit) from an expense of $6 million in 2012 to a benefit in 2013 of $9 million.  The change in income tax expense (benefit) is primarily the result of an $11 million adjustment to taxes included in the 2012 expense related to the 2008 tax year IRS examination.

Year ended December 31, 2012 compared with the year ended December 31, 2011

The following is a summary of certain financial data of the Company’s Other segment:

	Year ended December 31,
Income statement data (in millions)	2012	2011
Premium income	$104	$125
Fee income	5	5
Net investment income	47	46
Total revenues	156	176
Policyholder benefits	111	103
Operating expenses	65	89
Total benefits and expenses	176	192
Loss before income taxes	(20)	(16)
Income tax expense (benefit)	6	(6)
Net loss	$(26)	$(10)

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments follows:

	December 31,
(In millions)	2013		2012
Fixed maturities, available-for-sale	$18,470	69.6%	$18,188	69.7%
Fixed maturities, held for trading	336	1.3%	368	1.4%
Mortgage loans on real estate	3,134	11.8%	2,882	11.0%
Policy loans	4,185	15.8%	4,260	16.3%
Short-term investments, available-for-sale	294	1.1%	266	1.0%
Limited partnership and other corporation interests	79	0.3%	125	0.5%
Other investments	18	0.1%	21	0.1%
Total investments	$26,516	100.0%	$26,110	100.0%

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

One of the Company’s primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average credit quality to limit credit risk.  All securities are internally rated by the Company on a basis intended to be similar to that of the rating agencies.  The Company’s internal rating methodology generally considers ratings from Standard & Poor’s Ratings Services, Fitch Ratings and Moody’s Investor Services, Inc.  In addition, the NAIC implemented a ratings methodology for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other structured securities.  The Company may also utilize inputs from this ratings process to develop its internal rating.

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

	December 31,
Credit Rating	2013	2012
AAA	28.4%	30.0%
AA	15.3%	14.4%
A	26.5%	23.9%
BBB	28.6%	30.1%
BB and below (Non-investment grade)	1.2%	1.6%
Total	100.0%	100.0%

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

	December 31,
Sector	2013	2012
Utility	18.5%	17.9%
Finance	10.0%	10.4%
Consumer	9.9%	10.1%
Natural resources	5.2%	5.1%
Transportation	3.0%	2.7%
Other	11.1%	10.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Level 3 assets at December 31, 2013 were $260 million, or 1%, of total net assets and liabilities carried at fair value compared to Level 3 assets of $267 million, or 1%, at December 31, 2012.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program is invested in U.S. Government or U.S. Government Agency securities.  In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of December 31, 2013 and 2012, the Company had $27 million and $138 million, respectively, of securities out on loan, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the years ended December 31, 2013 and 2012, the Company originated 45 and 36 new loans with aggregate principal balances of $562 million and $525 million, respectively.

During the year ended December 31, 2012, the Company had an $18 million decrease in the general mortgage provision allowance as a result of revised assumptions primarily related to the improvement in general economic conditions, the stability of loss levels within the commercial real estate market and the stability of the Company’s own commercial mortgage portfolio.

Derivatives

The Company uses certain derivatives, such as futures, swaps and interest rate swaptions, for purposes of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  These derivatives, when taken alone, may subject the Company to varying degrees of market and credit risk; however, since used for hedging purposes, these instruments are intended to reduce risk.  For derivative instruments where hedge accounting is not elected, changes in interest rates, foreign currencies or equity markets may generate derivative gains or losses which may cause the Company to experience volatility in net income.  The Company also uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities

(pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  The Company controls the credit risk of its over-the-counter derivative contracts through credit approvals, limits, monitoring procedures and in most cases, requiring collateral.  Risk of loss is generally limited to the portion of the fair value of derivative instruments that exceeds the value of the collateral held and not to the notional or contractual amounts of the derivatives.

Investment Yield

Net investment income performance is analyzed excluding derivative income and interest on funds withheld balances under reinsurance agreements in order to assess underlying profitability and results from ongoing operations.  Net investment income performance is summarized as follows:

	Years ended December 31,
	2013	2012	2011
Net investment income	$1,115	$1,156	$1,152
Average invested assets, at amortized cost	25,240	23,753	22,267
Yield on average invested assets	4.4%	4.9%	5.2%

The yield on average invested assets decreased in 2013 compared to 2012 and in 2012 compared to 2011 primarily due to the Company earning lower yields on new investments as the U.S. Treasury curve shifted lower during the years in conjunction with charging lower interest rates on policy loans.

7.8  Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations.  The Company manages its operations to create stable, reliable and cost-effective sources of cash flows to meet all of its obligations.

The principal sources of the Company’s liquidity are premiums and contract deposits, fees, investment income and investment maturities and sales.  Funds provided from these sources are reasonably predictable and normally exceed liquidity requirements for payment of policy benefits, payments to policy and contract holders in connection with surrenders and withdrawals and general expenses.  However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand.  A primary liquidity concern regarding cash flows from operations is the risk of early policyholder and contract holder withdrawals.  A primary liquidity concern regarding investment activity is the risk of defaults and market volatility.  In addition, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities.  The sources of the funds that may be required in such situations include the issuance of commercial paper or other debt instruments.  Management believes that the liquidity profile of its assets is sufficient to satisfy the liquidity requirements of reasonably foreseeable scenarios.

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $302 million and $278 million as of December 31, 2013 and 2012, respectively.  In addition, 99% and 98% of the fixed maturity portfolio carried an investment grade rating at December 31, 2013 and 2012, respectively, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million and $98 million of commercial paper outstanding at December 31, 2013 and 2012, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the year ended December 31, 2013.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

7.9  Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at December 31, 2013 and 2012 were $197 million and $127 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $9,424 and zero as collateral at December 31, 2013 and 2012, respectively, which have not been recorded on the consolidated balance sheets.

The Company, as lessee, has entered into various lease and sublease agreements primarily for the rental of office space.

The Company maintains a corporate credit facility agreement in the amount of $50 million for general corporate purposes.  The Company had no borrowings under the credit facility either at or during the years ended December 31, 2013 or 2012.

GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under a reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,173 million and renews annually until it expires on December 31, 2027.  The second letter of credit is for $70 million and renews annually for an indefinite period of time.

7.10         Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2013:

	Payment due by period
	Less than	One to	Three to	More than
(in thousands)	one year	three years	five years	five years	Total
Future policy benefits (1)	$2,395,801	$4,277,452	$3,883,880	$45,245,184	$55,802,317
Policy and contract claims (2)	180,655	35,518	28,256	102,237	346,666
Policyholders’ funds (3)	345,689	—	—	—	345,689
Provision for policyholder dividends (4)	62,797	—	—	—	62,797
Undistributed earnings on participating business (5)	—	—	—	10,776	10,776
Related party long-term debt - principal (6)	—	—	—	528,400	528,400
Related party long-term debt - interest (7)	37,031	74,062	74,062	864,038	1,049,193
Commercial paper (8)	98,990	—	—	—	98,990
Payable under securities lending agreements (9)	18,534	—	—	—	18,534
Investment purchase obligations (10)	196,933	—	—	—	196,933
Operating leases (11)	5,361	7,221	3,765	4,555	20,902
Other liabilities (12)	242,928	64,767	59,443	52,543	419,681
Total	$3,584,719	$4,459,020	$4,049,406	$46,807,733	$58,900,878

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

Estimated future policyholder obligations have been developed in accordance with industry accepted actuarial standards based upon the estimated timing of cash flows related to the policies or contracts, the Company’s historical experience and its expectation of future payment patterns.  Management has incorporated significant assumptions in developing these estimates, many of which are outside of the Company’s control and include assumptions relating to mortality, morbidity, policy renewals and terminations, retirement, inflation, disability recovery rates, investment returns, future interest credited rate levels, policy loans, future premium receipts on current policies in-force and other contingent events as may be appropriate to the respective product type.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

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

(7)  Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2013 and do not consider the impact of future interest rate changes.

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

(10)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment.

(11)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space.  Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses.  Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $10,905 due in the future under non-cancelable agreements.

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

•            Liabilities under reinsurance arrangements

•            Liabilities related to securities purchased but not yet settled

•            Liabilities related to derivative obligations

•            Statutory state escheat liabilities

•             Expected contributions to the Company’s defined benefit pension plan and benefit payments for the post-retirement medical plan and supplemental executive retirement plan through 2023

•            Unrecognized tax benefits

•            Miscellaneous purchase obligations to acquire goods and services

7.11  Application of Recent Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for a further discussion of the application of recent accounting pronouncements.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2013.  If interest rates increased by 100 basis points (1.00%), the December 31, 2013 fair value of the fixed income assets in the general account would decrease by approximately $1,273 million.  This calculation uses projected asset cash flows, discounted back to December 31, 2013.  The cash flow projections are shown in the table below.  The table below shows cash flows rather than expected maturity dates because many of the Company’s assets have substantial expected principal payments prior to the final maturity date.  The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows are expected to be received.  The spot rates in the benchmark calculation range from 0.112% to 5.983%.

Projected cash flows by		Interest rate
calendar years (In millions)	Benchmark	increase one percent
2014	$2,905	$2,846
2015	2,704	2,656
2016	2,574	2,567
2017	2,082	2,085
2018	2,334	2,338
Thereafter	16,157	16,451
Undiscounted total	$28,756	$28,943

Fair value	$22,172	$20,899

The Company administers separate account variable annuities and provides other investment and retirement services where fee income is earned and profitability is determined based upon a percentage of account balances or assets under management (“AUM”).  Fluctuations in fund asset levels occur as a result of both changes in cash flow and general market conditions.  There is a market risk of lower fee income if equity markets decline.  If equity markets were to decline by 10%, the Company’s associated net fee income after subadvisor fees in 2014 would decline by approximately $16 million.

The Company’s surplus assets include equity investments.  There is a market risk of lower asset values if equity markets decline.  If equity markets were to decline by 10%, the Company would have an unrealized loss of approximately $4.8 million on equity investments in non-affiliates.  This unrealized loss would not impact net income but would reduce stockholder’s equity.

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

Credit risk

Credit risk is the risk the Company assumes if its debtors, customers, reinsurers, or other counterparties and intermediaries may be unable or unwilling to pay their contractual obligations when they come due and may manifest itself through the downgrading of credit ratings of counterparties.  It is the Company’s policy to acquire only investment grade assets to enable it to provide for future policy obligations and to minimize undue concentrations of assets in any single geographic area, industry or entity.  To minimize this risk, management regularly reviews the credit ratings of the entities in which the Company invests.  These credit ratings are obtained from recognized external credit rating agencies and/or by internal credit review.

Operational and corporate risk

The Company manages and mitigates internal operational risk through integrated and complementary policies, procedures, processes and practices.  Human Resources hiring practices, performance evaluations and promotion and compensation practices are designed to attract, retain and develop the skilled personnel required.  A comprehensive job evaluation process is in place and training and development programs are supported.  Each business area provides training designed for its specific needs and has developed internal controls for significant processes.  Processes and controls are monitored and redefined by the business areas and subject to review by the Company’s internal audit staff.  The Company applies a robust project management discipline to all significant initiatives.

Appropriate security measures protect premises and information.  The Company has emergency procedures in place for short-term incidents and is committed to maintaining business continuity and disaster recovery plans at every business location for the recovery of critical functions in the event of a disaster, including offsite data backup and work facilities.  The Company maintains various corporate insurance coverages such as property, general liability, excess liability, automobile liability, workers’ compensation, financial institution bonds, other regulatory bonds and professional liability insurance to protect its owned property assets and to insure against certain third-party liabilities.

The Company’s businesses are subject to various regulatory requirements imposed by regulation or legislation applicable to insurance companies and companies providing financial services.  These regulations are primarily intended to protect policyholders and beneficiaries.  Material changes in the regulatory framework or the failure to comply with legal and regulatory requirements could have a material adverse effect on the Company.  The Company monitors compliance with legal and regulatory requirements in all jurisdictions in which it conducts business and assesses trends in legal and regulatory change to keep business areas current and responsive.

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

Item 8.                                 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Great-West Life & Annuity Insurance Company

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Great-West Life & Annuity Insurance Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great-West Life & Annuity Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 7, 2014

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2013 and 2012

(In Thousands, Except Share Amounts)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $17,807,359 and $16,756,216)	$18,469,544	$18,188,344
Fixed maturities, held for trading, at fair value (amortized cost $333,892 and $356,012)	336,055	367,600
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,134,255	2,881,758
Policy loans	4,185,472	4,260,200
Short-term investments, available-for-sale (amortized cost $294,287 and $266,332)	294,287	266,332
Limited partnership and other corporation interests	79,236	124,814
Other investments	17,574	21,328
Total investments	26,516,423	26,110,376

Other assets:
Cash	7,491	11,387
Reinsurance receivable	588,533	638,797
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	343,288	204,461
Investment income due and accrued	270,024	257,028
Collateral under securities lending agreements	18,534	142,022
Due from parent and affiliates	91,057	82,828
Goodwill	105,255	105,255
Other intangible assets	15,155	18,249
Other assets	707,856	609,623
Assets of discontinued operations	29,007	33,053
Separate account assets	26,630,904	24,605,526
Total assets	$55,323,527	$52,818,605

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Balance Sheets

December 31, 2013 and 2012

(In Thousands, Except Share Amounts)

	December 31,
	2013	2012

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$24,609,155	$23,480,618
Policy and contract claims	345,261	321,375
Policyholders’ funds	345,689	374,821
Provision for policyholders’ dividends	62,797	63,102
Undistributed earnings on participating business	10,776	10,393
Total policy benefit liabilities	25,373,678	24,250,309

General liabilities:
Due to parent and affiliates	541,793	544,447
Commercial paper	98,990	97,987
Payable under securities lending agreements	18,534	142,022
Deferred income tax liabilities, net	106,849	288,995
Other liabilities	648,040	719,969
Liabilities of discontinued operations	29,007	33,053
Separate account liabilities	26,630,904	24,605,526
Total liabilities	53,447,795	50,682,308

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	774,115	771,041
Accumulated other comprehensive income	345,754	635,699
Retained earnings	748,831	722,525
Total stockholder’s equity	1,875,732	2,136,297
Total liabilities and stockholder’s equity	$55,323,527	$52,818,605

See notes to consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Income

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	Year ended December 31,
	2013	2012	2011

Revenues:
Premium income	$464,093	$422,153	$523,216
Fee income	618,244	535,823	486,795
Other revenue	7,355	—	—
Net investment income	1,091,389	1,191,551	1,158,486
Realized investment gains (losses), net:
Total other-than-temporary losses	(372)	(5,138)	(19,467)
Other-than-temporary (gains) losses transferred to other comprehensive income	(434)	(61)	10,005
Other realized investment gains (losses), net	(13,330)	121,916	33,957
Total realized investment gains (losses), net	(14,136)	116,717	24,495
Total revenues	2,166,945	2,266,244	2,192,992
Benefits and expenses:
Life and other policy benefits	650,584	682,088	645,567
Increase (decrease) in future policy benefits	5,575	(66,697)	18,828
Interest paid or credited to contractholders	505,698	519,499	529,349
Provision for policyholders’ share of earnings (losses) on participating business	3,976	(580)	2,884
Dividends to policyholders	66,258	64,000	67,334
Total benefits	1,232,091	1,198,310	1,263,962
General insurance expenses	650,347	596,649	566,693
Amortization of DAC and VOBA	59,645	60,479	28,820
Interest expense	37,329	37,387	37,462
Total benefits and expenses	1,979,412	1,892,825	1,896,937
Income before income taxes	187,533	373,419	296,055
Income tax expense	58,791	135,305	93,818
Net income	$128,742	$238,114	$202,237

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Comprehensive Income (loss)

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	Year ended December 31,
	2013	2012	2011

Net income	$128,742	$238,114	$202,237
Components of other comprehensive income (loss)
Unrealized holding gains (losses) arising on available-for-sale fixed maturity investments	(718,735)	534,028	511,663
Unrealized holding gains (losses) arising on cash flow hedges	3,102	(18,881)	21,014
Reclassification adjustment for (gains) losses realized in net income	(42,982)	(107,713)	(74,165)
Net unrealized gains (losses) related to investments	(758,615)	407,434	458,512
Future policy benefits, DAC and VOBA adjustments	190,995	(83,835)	(100,216)
Employee benefit plan adjustment	121,551	(68,650)	(49,566)
Other, net	312,546	(152,485)	(149,782)
Other comprehensive income (loss) before income taxes	(446,069)	254,949	308,730
Income tax expense (benefit) related to items of other comprehensive income	(156,124)	89,232	108,056
Other comprehensive income (loss) (1)	(289,945)	165,717	200,674
Total comprehensive income (loss)	$(161,203)	$403,831	$402,911

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes, in the amounts of $18,388, $26,583 and $13,590 for the years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2013, 2012 and 2011

(In Thousands)

			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2011	$7,032	$764,644	$269,308	$672,928	$1,713,912
Net income				202,237	202,237
Other comprehensive income (loss), net of income taxes			200,674		200,674
Dividends				(206,353)	(206,353)
Capital contribution - stock-based compensation		1,786			1,786
Income tax benefit on stock-based compensation		1,817			1,817
Balances, December 31, 2011	7,032	768,247	469,982	668,812	1,914,073
Net income				238,114	238,114
Other comprehensive income (loss), net of income taxes			165,717		165,717
Dividends				(184,401)	(184,401)
Capital contribution - stock-based compensation		2,314			2,314
Income tax benefit on stock-based compensation		480			480
Balances, December 31, 2012	7,032	771,041	635,699	722,525	2,136,297
Net income				128,742	128,742
Other comprehensive income (loss), net of income taxes			(289,945)		(289,945)
Dividends				(102,436)	(102,436)
Capital contribution - stock-based compensation		2,578			2,578
Income tax benefit on stock-based compensation		496			496
Balances, December 31, 2013	$7,032	$774,115	$345,754	$748,831	$1,875,732

See notes to consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In Thousands)

	Year ended December 31,
	2013	2012	2011
		(Restated, See Note 2)	(Restated, See Note 2)
Cash flows from operating activities:
Net income	$128,742	$238,114	$202,237
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings (losses) allocated to participating policyholders	(804)	(580)	2,884
Amortization of premiums (accretion of discounts) on investments, net	(20,751)	(28,495)	(41,220)
Net realized (gains) losses on investments	(38,517)	(126,938)	(62,088)
Net proceeds (purchases) of trading securities	23,677	(220,646)	3,597
Interest credited to contractholders	507,987	515,356	525,347
Depreciation and amortization	81,061	82,595	48,094
Deferral of acquisition costs	(80,486)	(94,826)	(57,108)
Deferred income taxes	(24,087)	45,371	23,617
Amortization of low-income housing partnerships	31,918	39,621	43,070
Other, net	2,432	(2,681)	(4,037)
Changes in assets and liabilities:
Policy benefit liabilities	(49,980)	(192,755)	(148,298)
Reinsurance receivable	12,013	(15,893)	1,131
Investment income due and accrued	(12,448)	(8,654)	(8,769)
Other assets	(106,923)	(98,042)	(8,176)
Other liabilities	78,829	(37,444)	45,515
Net cash provided by operating activities	532,663	94,103	565,796

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	4,022,064	4,308,965	2,337,213
Mortgage loans on real estate	289,531	172,950	96,848
Limited partnership interests, other corporation interests and other investments	22,200	12,530	15,802
Purchases of investments:
Fixed maturities, available-for-sale	(5,012,792)	(5,284,686)	(3,368,821)
Mortgage loans on real estate	(562,940)	(524,396)	(899,234)
Limited partnership interests, other corporation interests and other investments	(3,706)	(5,577)	(7,874)
Net change in short-term investments	(27,955)	81,058	1,576,779
Net change in repurchase agreements	—	—	(936,762)
Policy loans, net	(4,370)	4,983	(41,408)
Purchases of furniture, equipment and software	(20,618)	(23,525)	(19,990)
Net cash used in investing activities	(1,298,586)	(1,257,698)	(1,247,447)

See notes to consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In Thousands)

	Year ended December 31,
	2013	2012	2011
		(Restated, See Note 2)	(Restated, See Note 2)
Cash flows from financing activities:
Contract deposits	$2,601,820	$2,881,112	$2,544,213
Contract withdrawals	(1,780,048)	(1,636,066)	(1,716,544)
Change in due to/from parent and affiliates	(14,724)	37,598	87,743
Dividends paid	(102,436)	(184,401)	(206,353)
Proceeds from financing element derivatives	51,832	64,354	—
Payments for and interest (paid) received on financing element derivatives, net	(9,756)	4,470	—
Net commercial paper borrowings	1,003	451	5,855
Change in book overdrafts	13,840	(609)	(31,963)
Income tax benefit of stock option exercises	496	480	1,817
Net cash provided by financing activities	762,027	1,167,389	684,768

Net increase (decrease) in cash	(3,896)	3,794	3,117
Cash, beginning of year	11,387	7,593	4,476
Cash, end of year	$7,491	$11,387	$7,593

Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$(10,327)	$53,281	$67,806
Interest	(37,329)	(37,387)	(37,463)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$(2,578)	$(2,314)	$(1,786)
Fair value of assets acquired in settlement of fixed maturity investments	—	(1,125)	(13,021)
Real estate acquired in satisfaction of debt	—	—	(2,140)
Assets received from limited partnership investment distribution	(5,119)	—	—
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	(44,104)	—	—
Policy loans acquired in reinsurance termination (See Note 4)	(6,468)	—	—
Fixed maturity investments, available-for-sale acquired in mortgage transfer (See Note 4)	(28,959)	—	—

See notes to consolidated financial statements.	(Concluded)

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

The Company identified an error in its historical accounting for certain cross currency and interest rate swaps accounted for as cash flow hedges, as there was an initial net investment at the inception of the hedges that was deemed an other-than-insignificant financing element at inception and the fair value at inception was not zero or somewhat near zero. Accordingly, the Company determined that it was using an incorrect effectiveness measure, and the swaps did not qualify for hedge accounting.  During the fourth quarter of 2013, $21,469 previously presented in accumulated other comprehensive income, has been recorded as an out-of-period adjustment to net investment income. The Company believes the effects of this error are immaterial to prior periods.

Reclassification

Certain amounts reported in the consolidated financial statements and notes to the consolidated financial statements as of and for the years ended December 31, 2012 and 2011 have been reclassified to conform to current period presentation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of unearned revenue liabilities (“URL”), valuation of policy benefit liabilities, valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

2.              Mortgage loans on real estate consist of domestic commercial collateralized loans and are carried at their unpaid principal balances adjusted for any unamortized premiums or discounts, origination fees and mortgage provision allowances.  Interest income is accrued on the unpaid principal balance for all loans, except for loans on non-accrual status.  Premiums, discounts and origination fees are amortized to net investment income using the scientific interest method.  Prepayment penalty fees are recognized in other realized investment gains upon receipt.

The Company actively manages its mortgage loan portfolio by completing ongoing comprehensive analysis of factors such as debt service coverage ratios, loan-to-value ratios, payment status, default or legal status, annual collateral property evaluations and general market conditions.  On a quarterly basis, the Company reviews the above primary credit quality indicators in its internal risk assessment of loan impairment and credit loss.  Management’s risk assessment process is subjective and includes the categorization of all loans, based on the above mentioned credit quality indicators, into one of the following categories:

•                  Performing - generally indicates the loan has standard market risk and is within its original underwriting guidelines.

•                  Non-performing - generally indicates there is a potential for loss due to the deterioration of financial/monetary default indicators or potential foreclosure.  Due to the potential for loss, these loans are evaluated for impairment.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

4.              Policy loans are carried at their unpaid balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policy.

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

7.              The Company’s other-than-temporary impairments (“OTTI”) accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary.  The assessment of whether an OTTI has occurred on fixed maturity investments where

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

management does not intend to sell the fixed maturity investment and it is not more likely than not the Company will be required to sell the fixed maturity investment before recovery of its amortized cost basis, is based upon management’s case-by-case evaluation of the underlying reasons for the decline in fair value of each individual security.  Management considers a wide range of factors, as described below, regarding the security issuer and uses its best judgment in evaluating the cause of the decline in its estimated fair value and in assessing the prospects for near-term recovery.

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

•                  Downgrade of a fixed maturity investment by a credit rating agency;

•                  Deterioration of the financial condition of the issuer;

•                  The payment structure of the fixed maturity investment and the likelihood of the issuer being able to make payments in the future; and

•                  Whether dividends have been reduced or eliminated or scheduled interest payments have not been made.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

•                  Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  The fair values for some Level 2 securities are obtained from pricing services.  The inputs used by the pricing services are reviewed at least quarterly or when the pricing vendor issues updates to its pricing methodology.  For fixed maturity securities and separate account assets and liabilities, inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, evaluated bids, offers and reference data including market research publications.  Additional inputs utilized for assets and liabilities classified as Level 2 are:

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

•                  Asset-backed securities — internal models utilizing asset-backed securities index spreads.

•                  Separate account assets — single broker quotes which may be in an illiquid market or otherwise deemed unobservable or net asset value per share of the underlying investments.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

Internal pricing models may be used to value certain Level 3 securities.  These models have been created by the Company based on specific characteristics of the portfolio, such as the high level of illiquidity, the low level of market making and trading activity and the collateralized nature of certain securities.  These models are recalibrated monthly by adjusting the inputs based on current public security market conditions and how those conditions apply to the Company’s portfolio.  Internal model input assumptions may include: prepayment speeds, constant default rates and the Asset Backed Securities Index (“ABX Index”) spread adjusted by an internally calculated liquidity premium.  The primary inputs into the internal pricing models are the constant default rate and the internally adjusted ABX Index spread.  Additionally, a monthly comparison of the internally developed model prices to pricing vendor evaluations is performed and analyzed.  The Company determined the use of internal models was more accurate for certain securities categorized as Level 3 primarily because the internally adjusted ABX Index spread is a better indication of fair value than spread assumptions used by external pricing models in illiquid markets.  The internally adjusted ABX Index spread captures exposure to similar cash flows as the Company’s portfolio in a liquid and actively traded market and includes additional spread assumptions for potential illiquidity of the underlying collateral.

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

Derivative financial instruments

The Company enters into derivative transactions which include the use of interest rate swaps, interest rate swaptions, cross-currency swaps, U.S. government treasury futures contracts, Eurodollar futures contracts, futures on equity indices, interest rate swap futures and other forward contracts.  The Company uses these derivative instruments to manage various risks, including interest rate and foreign currency exchange rate risk associated with its invested assets and liabilities.  Derivative instruments are not used for speculative reasons.  Certain of the Company’s over-the-counter (“OTC”) derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

All derivatives, regardless of hedge accounting treatment, are recorded in other assets and other liabilities at fair value.  At inception of a derivative transaction, the hedge relationship and risk management objective is documented and the designation of the derivative is determined based on specific criteria of the transaction.  Accounting for the ongoing changes in the fair value of a derivative depends on the intended use of the derivative.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in AOCI and are recognized in the consolidated income statements when the hedged item affects earnings.  If the derivative is designated as a fair value hedge, the changes in its fair value and of the fair value of the hedged item attributable to the hedged risk are recognized in earnings in net investment income.  Changes in the fair value of derivatives not qualifying for hedge accounting or where hedge accounting is not elected and the over effective portion of cash flow hedges are recognized in net investment income in the period of the change.  Termination of derivative contracts prior to expiration generally result in investment gains and losses.  Fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

As part of its hedging strategy, the Company may enter into certain derivative transactions where a cash investment is made by one party.  Certain derivative instruments that contain a financing element at inception and where the Company is deemed to be the borrower are included in financing activities in the consolidated statements of cash flows.  The cash flows from all other derivative transactions are included in operating activities.

The Company uses derivative financial instruments for risk management purposes associated with certain invested assets and policy liabilities.  Derivatives are used to (a) hedge the economic effects of interest rate and stock market movements on the Company’s guaranteed minimum withdrawal benefit liability, (b) hedge the economic effect of a large increase in interest rates on the Company’s general account life insurance, group pension liabilities and certain separate account life insurance liabilities, (c) hedge the economic risks of other transactions such as future asset acquisitions or dispositions, the timing of liability pricing, currency risks on non-U.S. dollar denominated assets and fee revenue based on equity market performance and (d) convert floating rate assets to fixed rate assets for asset/liability management purposes.

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

Book overdrafts occur when checks have been issued by the Company, but have not been presented to the Company’s disbursement bank accounts for payment.  These bank accounts allow the Company to delay funding of the issued checks until they are presented for payment.  This delay in funding results in a temporary source of financing.  The activity related to book overdrafts is included in the financing activities in the consolidated statement of cash flows.  The book overdrafts, in the amount of $13,840 and zero, are included in other liabilities at December 31, 2013 and 2012, respectively.

Internal use software

Purchased software costs, as well as certain internal and external costs incurred to develop internal use computer software during the application development stage, are capitalized and amortized using the straight-line method over the software’s estimated useful life, ranging from five to seven years.  Capitalized internal use software development costs, net of accumulated amortization, in the amounts of $50,134 and $48,280, are included in other assets at December 31, 2013 and 2012, respectively.  The Company capitalized $14,640, $17,593 and $16,676 of internal use software development costs during the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred acquisition costs and value of business acquired

The Company incurs costs in connection with the acquisition of new and renewal insurance business.  Costs that vary directly with and relate to the successful production of new business are deferred as DAC.  These costs consist primarily of commissions, costs associated with the Company’s sales representatives and policy issuance and underwriting expenses related to the production of successfully acquired new business or the

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

acquisition of insurance or annuity contracts.  A success factor is derived from actual contracts issued by the Company from requests for proposals or applications received.  VOBA represents the estimated fair value of insurance or annuity contracts acquired either directly through the acquisition of another insurance company or through the acquisition of insurance or annuity contracts through assumption reinsurance transactions.  The recoverability of such costs is dependent upon the future profitability of the related business.

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

Goodwill and other intangible assets

Goodwill is the excess of cost over the fair value of assets acquired and liabilities assumed in connection with an acquisition. It is considered an indefinite lived asset and therefore is not amortized.  The Company tests goodwill for impairment annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test.  If the carrying value of goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income in the period in which the impairment is identified.

Other intangible assets represent the estimated fair value of the portion of the purchase price that was allocated to the value of customer relationships in various acquisitions.  These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market and replacement or reproduction cost.  The initial valuations of these intangible assets were supported by an independent valuation study commissioned by the Company.  Other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 4 to 14 years (weighted average 13 years), primarily based on the cash flows generated by these assets.

Separate accounts

Separate account assets and related liabilities are carried at fair value in the accompanying consolidated balance sheets.  The Company issues variable annuity contracts and variable universal life contracts through separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and therefore are not included in the Company’s consolidated statements of income.

Revenues to the Company from the separate accounts consist of contract maintenance fees, investment management fees, administrative fees and mortality and expense risk charges.

The Company’s separate accounts invest in shares of Great-West Funds, Inc. (“Great-West Funds”) and Putnam Funds, open-end management investment companies, which are affiliates of the Company, and shares of other non-affiliated mutual funds and government and corporate bonds.

Life insurance and annuity future benefits

Life insurance and annuity future benefits with life contingencies in the amounts of $14,296,153 and $13,808,516 at December 31, 2013 and 2012, respectively, are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation.  These future policy benefits are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums.  The assumptions used in calculating the future policy benefits generally vary by plan, year of issue and policy duration. Additionally, these future policy benefits are established for claims that have been incurred but not reported based on factors derived from past experience.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

Annuity contract benefits without life contingencies in the amounts of $10,263,043 and $9,622,357 at December 31, 2013 and 2012, respectively, are established at the contract holder’s account value, which is equal to cumulative deposits and credited interest, less withdrawals and mortality and expense and/or administrative service charges. The Company’s general account also has some immediate annuities. Future benefits for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

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

Participating life and annuity policy benefit liabilities were $6,754,435 and $6,748,375 at December 31, 2013 and 2012, respectively.  Participating business composes approximately 9% of the Company’s individual life insurance in-force at December 31, 2013 and 2012, and 32%, 20% and 19% of individual life insurance premium income for the years ended December 31, 2013, 2012 and 2011, respectively.  The policyholder’s share of net income on participating policies that cannot be distributed to the Company’s stockholder is excluded from stockholder’s equity and recorded as undistributed earnings on participating business in the consolidated balance sheet.

Policy benefit liability - unearned revenue liability

Unearned revenue liability relates to universal life and investment products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the life of the contracts in proportion to the emergence of gross profits, similar to DAC. Such amortization is recorded in fee income.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

Income taxes

Income taxes are recorded using the asset and liability method in which deferred tax assets and liabilities are recorded for expected future tax consequences of events that have been recognized in either the Company’s consolidated financial statements or consolidated tax returns.  In estimating future tax consequences, all expected future events, other than enactments or changes in the tax laws or rules, are considered.  A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

Share-based compensation

Lifeco maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  The Company uses the fair value method to recognize the cost of share-based employee compensation under the Lifeco plan.

The Company maintains a Performance Share Unit Plan (“PSU plan”) for senior executives of the Company.  Under the PSU plan, performance share units are granted to certain senior executives of the Company, having a value equal to the participants’ deferred incentive compensation for the period.  The Company uses the fair value method to recognize the cost of share-based employee compensation under the PSU plan.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

2.   Restatement of the December 31, 2012 and 2011 Statements of Cash Flows

The accompanying statements of cash flows for the years ended December 31, 2012 and 2011 have been restated to reflect the following corrections of misstatements identified subsequent to the issuance of the December 31, 2012 audited financial statements:

•                      During the fourth quarter of 2013, the Company recorded a cumulative out-of-period adjustment in connection with certain derivative instruments not qualifying for hedge accounting due to ineffectiveness.  These derivative instruments were deemed to have a financing element at inception which should be classified as a financing activity instead of an operating activity within the statement of cash flows.  As a result, net cash provided by operating activities was overstated by $68,824 and net cash provided by financing activities was understated by the same amount for the year ended December 31, 2012.  The Company believes the effects of this error are immaterial to the prior period.

•                      The Company purchases interests in limited partnerships in order to obtain low-income housing tax credits. It accounts for the low-income housing partnerships utilizing the effective yield method as prescribed in ASC 323-740 Investments — Equity Method and Joint Ventures — Income Taxes.  The Company has previously classified the amortization of low-income housing partnerships under the effective yield method as proceeds from the sales, maturities and redemptions of investments within investing activities.  In 2013 it was determined that the amortization of the low-income housing partnerships should have been classified as an adjustment to reconcile net income to net cash provided by operating activities.  As a result of this misstatement, net cash provided by operating activities was understated by $39,621 and $43,070 for the years ended December 31, 2012 and 2011, respectively, and the cash provided by investing activities was overstated by the same amounts for the same periods.  The Company believes the effects of this error are immaterial to the prior periods.

•                      The Company holds certain forward settling to be announced (“TBA”) securities that are accounted for as derivative instruments as the Company does not regularly accept delivery of such securities when issued.  In certain limited circumstances, the Company will accept delivery of the securities from one broker and then immediately deliver the securities to another broker.  In these limited circumstances, the Company recorded the purchase and sale of the securities as an equal and offsetting purchase and sale of investments in the net cash provided by investing activities.  Because the Company did not hold the securities as an investment, the cash flows should be accounted for net within operating activities.  As a result of this misstatement, both proceeds from sales, maturities and redemptions of investments and purchases of investments were overstated by $4,123,283 and $3,036,701 for the years ended December 31, 2012 and 2011, respectively.  The Company believes the effects of this error are immaterial to the prior periods.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following table summarizes the effect of the adjustments the Company made to its financial statements:

	As previously reported	Adjustments	As restated
Statements of Cash Flows
2012
Amortization of low-income housing partnerships	$—	$39,621	$39,621
Other liabilities	31,380	(68,824)	(37,444)
Net cash provided by operating activities	123,306	(29,203)	94,103
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	8,432,248	(4,123,283)	4,308,965
Limited partnership interests, other corporation interests and other investments	52,151	(39,621)	12,530
Purchases of investments:
Fixed maturities, available-for-sale	(9,407,969)	4,123,283	(5,284,686)
Net cash used in investing activities	(1,218,077)	(39,621)	(1,257,698)
Proceeds from financial element derivatives	—	64,354	64,354
Payments for and interest (paid) received on financial element derivatives, net	—	4,470	4,470
Net cash provided by financing activities	1,098,565	68,824	1,167,389
2011
Amortization of low-income housing partnerships	—	43,070	43,070
Net cash provided by operating activities	522,726	43,070	565,796
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	5,373,914	(3,036,701)	2,337,213
Limited partnership interests, other corporation interests and other investments	58,872	(43,070)	15,802
Purchases of investments:
Fixed maturities, available-for-sale	(6,405,522)	3,036,701	(3,368,821)
Net cash used in investing activities	(1,204,377)	(43,070)	(1,247,447)

3.   Application of Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  ASU No. 2011-11 provides for entities to disclose information about financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement or similar arrangement.  ASU No. 2011-11 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2011-11 for its fiscal year beginning January 1, 2013.  The adoption did not have an impact on the Company’s consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 7.  ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 was effective for fiscal years and interim periods within those years beginning on or after January 1, 2013.  The Company adopted the provisions of ASU No. 2013-01 for its fiscal year beginning January 1, 2013.  The adoption did not have an impact on the Company’s consolidated financial statements; see additional disclosures required for balance sheet offsetting in Note 7.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis.  ASU No. 2013-02 supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12.  ASU No. 2013-02 was effective for fiscal years and interim periods within those years beginning after December 15, 2012.  The Company adopted the provisions of ASU No. 2013-02 for its fiscal year beginning January 1, 2013. The adoption did not have an impact on the Company’s consolidated financial statements; see additional disclosures required for amounts reclassified out of accumulated other comprehensive income in Note 14.

Future adoption of new accounting pronouncements

In January 2014, the FASB issued ASU No. 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU No. 2014-01 permits reporting entities to make an accounting election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. The Company uses the effective yield method for its investments in qualified affordable housing projects. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this guidance on its financial statements.

4.   Related Party Transactions

In the normal course of its business, the Company enters into reinsurance agreements with related parties. Included in the consolidated balance sheets are the following related party amounts:

	December 31,
	2013	2012
Reinsurance receivable	$502,471	$533,446
Future policy benefits (1)	1,887,182	2,034,581

(1) Future policy benefits have been restated from $1,990,579 at December 31, 2012. The Company believes the effects of this error are immaterial to the prior period.

Included in the consolidated statements of income are the following related party amounts:

	Year ended December 31,
	2013	2012	2011
Premium income, net of related party premiums ceded of $(30,114), $18,112, and $11,559 (1)(4)	$137,785	$85,873	$113,588
Life and other policy benefits, net of reinsurance recoveries of $(536) $12,562 and $468 (2)(5)	216,809	215,880	235,922
Increase (decrease) in future policy benefits (3)	(2,556)	(39,439)	(66,820)

(1) Premium income, net of related party premiums ceded has been restated from $96,439 and $129,072 for the years ended December 31, 2012 and 2011, respectively. The Company believes the effects of this error are immaterial to the prior periods.

(2) Life and other policy benefits, net of reinsurance recoveries have been restated from $99,321 and $106,790 for the years ended December 31, 2012 and 2011, respectively. The Company believes the effects of this error are immaterial to the prior periods.

(3) Increase (decrease) in future policy benefits has been restated from $70,554 for the year ended December 31, 2011. The Company believes the effects of this error are immaterial to the prior period.

(4) Related party premiums ceded have been restated from $6,912 for the year ended December 31, 2011. The Company believes the effects of this error are immaterial to the prior period.

(5) Reinsurance recoveries have been restated from $6,426 for the year ended December 31, 2011. The Company believes the effects of this error are immaterial to the prior period.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

	Year ended December 31,
	2013	2012	2011
Investment management and administrative revenue included in fee income and net investment income	$7,073	$7,770	$7,492
Administrative and underwriting expense reimbursements included as a reduction to general insurance expense	1,971	1,698	3,629
Administrative and underwriting expense included in general insurance expense	(2,556)	(2,610)	—
Total	$6,488	$6,858	$11,121

The following table summarizes amounts due from parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2013	2012
GWL&A Financial Inc.	On account	On demand	$23,396	$17,236
Great-West Lifeco U.S. Inc.	On account	On demand	64,786	62,350
Other related party receivables	On account	On demand	2,875	3,242
Total			$91,057	$82,828

The following table summarizes amounts due to parent and affiliates:

			December 31,
Related party	Indebtedness	Due date	2013	2012
GWL&A Financial Inc. (1)	Surplus note	November 2034	$194,418	$194,390
GWL&A Financial Inc. (2)	Surplus note	May 2046	333,400	333,400
GWL&A Financial Inc.	Note interest	May 2014	4,701	4,701
London Life Financial Corporation	On account	On demand	1,722	1,735
The Great-West Life Assurance Company	On account	On demand	1,514	2,568
The Canada Life Assurance Company	On account	On demand	6,038	7,653
Total			$541,793	$544,447

(1) A note payable to GWL&A Financial was issued as a surplus note on November 15, 2004, with a face amount of $195,000 and carrying amounts of $194,418 and 194,390 at December 31, 2013 and 2012, respectively.  The surplus note bears interest at the rate of 6.675% per annum, payable in arrears on each May 14 and November 14.  The note matures on November 14, 2034.

(2) A note payable to GWL&A Financial was issued as a surplus note on May 19, 2006, with a face amount and carrying amount of $333,400.  The surplus note bears interest initially at the rate of 7.203% per annum, payable in arrears on each May 16 and November 16 until May 16, 2016.  After May 16, 2016, the surplus note bears an

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

Interest expense attributable to these related party debt obligations was $37,059 for the years ended December 31, 2013 and 2012, and $37,163 for the year ended December 31, 2011.  Included in other liabilities on the consolidated balance sheets at December 31, 2013 and 2012 is $4,701 of interest payable attributable to these related party debt obligations.

The Company’s wholly owned subsidiary, Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”) and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,173,000 and renews annually until it expires on December 31, 2027.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At December 31, 2013 and 2012 there were no outstanding amounts related to the letters of credit.

Included within reinsurance receivable in the consolidated balance sheets are $495,140 and $486,514 of funds withheld assets as of December 31, 2013 and 2012, respectively.  CLAC pays the Company, on a quarterly basis, interest on the funds withheld balance at a rate of 4.55% per annum. The interest income, in the amount of $20,876, $19,382 and $18,376, is included in net investment income for the years ended December 31, 2013 2012 and 2011, respectively.

A subsidiary of the Company, Great-West Capital Management, LLC, serves as a Registered Investment Advisor to Great-West Funds, Inc., an affiliated open-end management investment company, to several affiliated insurance company separate accounts and to Great-West Trust Company, LLC, an affiliated trust company. Great-West Trust Company, LLC, serves as trustee to several collective investment trusts.  Included in fee income on the consolidated statements of income are $107,854, $84,137 and $69,172 of advisory, management and trustee fee income from these affiliated entities for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s separate accounts invest in shares of Great-West Funds, Inc. and Putnam Funds, which are affiliates of the Company and shares of other non-affiliated mutual funds and government and corporate bonds.  The Company’s separate accounts include mutual funds or other investment options that purchase guaranteed interest annuity contracts issued by the Company.  During the years ended December 31, 2013, 2012 and 2011, these purchases totaled $198,107, $131,593 and $112,117, respectively.  As the general account investment contracts are also included in the separate account balances in the accompanying consolidated balance sheets, the Company has reduced the separate account assets and liabilities by $333,074 and $289,730 at December 31, 2013 and 2012, respectively, to eliminate these amounts in its consolidated balance sheets at those dates.

On January 1, 2013, the Company terminated its reinsurance agreement with its affiliate, CLAC, pursuant to which it had ceded certain participating life business on a coinsurance basis.

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

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

reflected in liabilities in undistributed earnings on participating business in the Company’s condensed consolidated balance sheets.

The Company recorded, at fair value, the following on January 1, 2013, in its condensed consolidated balance sheet in connection with the termination of the reinsurance agreement:

Assets		Liabilities
Fixed maturities, available-for-sale	$44,104	Undistributed earnings on participating business	$4,781
Policy loans	6,468	Due to parent and affiliates	3,841
Reinsurance receivable	(42,297)
Investment income due and accrued	347
Total	$8,622	Total	$8,622

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

In 2013, the Company performed its regular review of the investment portfolios.  As a result of that review, on December 1, 2013, the Company transferred $3,862 of cash and two mortgages with a market value of $28,959 to CLAC in exchange for four fixed maturity investments with a market value of $32,821.  As a result of the transaction, the Company recognized realized investment loss of $1,041.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

5.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of OTTI in AOCI:

	December 31, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$3,044,185	$43,827	$23,373	$3,064,639	$—
Obligations of U.S. states and their subdivisions	1,763,797	196,742	16,952	1,943,587	—
Foreign government securities	2,617	—	14	2,603	—
Corporate debt securities (2)	10,454,252	568,261	223,532	10,798,981	(2,553)
Asset-backed securities	1,553,510	131,277	29,150	1,655,637	(98,502)
Residential mortgage-backed securities	244,723	8,335	3,473	249,585	(129)
Commercial mortgage-backed securities	731,688	21,951	11,515	742,124	—
Collateralized debt obligations	12,587	14	213	12,388	—
Total fixed maturities	$17,807,359	$970,407	$308,222	$18,469,544	$(101,184)

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

(2) Includes perpetual debt investments with amortized cost of $172,054 and estimated fair value of $143,644.

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

	December 31, 2013
	Amortized cost	Estimated fair value
Maturing in one year or less	$602,136	$634,727
Maturing after one year through five years	3,146,981	3,404,667
Maturing after five years through ten years	3,936,775	4,146,699
Maturing after ten years	4,759,492	4,783,596
Mortgage-backed and asset-backed securities	5,361,975	5,499,855
	$17,807,359	$18,469,544

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Year ended December 31,
	2013	2012	2011
Proceeds from sales (1)	$2,518,568	$2,697,809	$921,888
Gross realized gains from sales	71,758	113,984	104,893
Gross realized losses from sales	27,792	4,371	23,138

(1) Proceeds from sales have been restated from $6,821,062 and $3,958,589 for the years ended December 31, 2012 and 2011, respectively. The Company believes the effects of this error are immaterial to the prior periods.

Included in net investment income are unrealized gains (losses) of ($9,447), ($634) and $12,935 on held-for-trading fixed maturity investments still held at December 31, 2013, 2012 and 2011, respectively.

Mortgage loans on real estate - The following table summarizes the carrying value of the mortgage loan portfolio by component:

	December 31, 2013	December 31, 2012
Principal	$3,124,626	$2,866,411
Unamortized premium (discount) and fees, net	12,519	18,237
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,134,255	$2,881,758

The average recorded investment of impaired mortgage loans was zero, $1,034 and $5,822 for the years ended December 31, 2013, 2012 and 2011, respectively.

The recorded investment of the mortgage loan portfolio categorized as performing was $3,137,145 and $2,884,648 as of December 31, 2013 and 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following table summarizes activity in the mortgage provision allowance:

	Year ended December, 31
	2013	2012	2011
	Commercial mortgages	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$21,130	$16,300
Provision increases	273	1,067	4,830
Charge-off	(273)	(992)	—
Recovery	—	(75)	—
Provision decreases	—	(18,240)	—
Ending balance	$2,890	$2,890	$21,130

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890	$21,130

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,137,145	$2,884,648	$2,534,217
Individually evaluated for impairment	13,906	14,970	18,493
Collectively evaluated for impairment	3,123,239	2,869,678	2,515,724

Limited partnership and other corporation interests - At December 31, 2013 and 2012, the Company had $79,236 and $124,814, respectively, invested in limited partnership and other corporation interests.  Included in limited partnership interests are investments in low-income housing partnerships that qualify for federal and state tax credits and ownership interests in pooled investment funds.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $31,563 and $71,370 at December 31, 2013 and 2012, respectively.

Special deposits and securities lending - The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,072 and $15,791 at December 31, 2013 and 2012, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $28,178 and $138,654 and estimated fair values of $27,166 and $138,297 were on loan under the program at December 31, 2013 and 2012, respectively.  The Company received restricted cash of $18,534 and $142,022 and securities with a fair value of $9,424 and zero as collateral at December 31, 2013 and 2012, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

Unrealized losses on fixed maturity investments classified as available-for-sale - The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,399,373	$23,156	$5,192	$217	$2,404,565	$23,373
Obligations of U.S. states and their subdivisions	214,979	16,713	837	239	215,816	16,952
Foreign government securities	2,603	14	—	—	2,603	14
Corporate debt securities	2,632,093	144,367	511,376	79,165	3,143,469	223,532
Asset-backed securities	305,377	12,763	305,740	16,387	611,117	29,150
Residential mortgage-backed securities	32,131	3,454	1,011	19	33,142	3,473
Commercial mortgage-backed securities	177,395	6,703	48,825	4,812	226,220	11,515
Collateralized debt obligations	—	—	12,356	213	12,356	213
Total fixed maturities	$5,763,951	$207,170	$885,337	$101,052	$6,649,288	$308,222

Total number of securities in an unrealized loss position		458		109		567

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$538,612	$3,270	$7,252	$141	$545,864	$3,411
Obligations of U.S. states and their subdivisions	25,679	229	—	—	25,679	229
Corporate debt securities	527,280	12,287	291,611	99,264	818,891	111,551
Asset-backed securities	30,810	97	647,715	54,357	678,525	54,454
Residential mortgage-backed securities	9,834	8	1,210	22	11,044	30
Commercial mortgage-backed securities	34,727	169	35,960	1,134	70,687	1,303
Collateralized debt obligations	—	—	11,963	1,770	11,963	1,770
Total fixed maturities	$1,166,942	$16,060	$995,711	$156,688	$2,162,653	$172,748

Total number of securities in an unrealized loss position		85		133		218

Fixed maturity investments - Total unrealized losses and OTTI increased by $135,474, or 78%, from December 31, 2012 to December 31, 2013.  The increase in unrealized losses was in the less than twelve months category which increased by $191,110 from December 31, 2012 to December 31, 2013.

This increase was across most asset classes and was due to higher interest rates resulting in generally lower valuations of these fixed maturity securities.  The number of securities with unrealized losses in the less than twelve months category increased from 85 at December 31, 2012 to 458 at December 31, 2013.  The securities continue to be rated investment grade.

Total unrealized losses greater than twelve months decreased by $55,636 from December 31, 2012 to December 31, 2013.  Corporate debt securities account for 78%, or $79,165, of the unrealized losses and OTTI

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

greater than twelve months.  Non-investment grade corporate securities account for $12,095 of unrealized losses and OTTI greater than twelve months and $10,276 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of BBB+ or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low London Interbank Offered Rate (“LIBOR”) based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 16% of the unrealized losses and OTTI greater than twelve months.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

See Note 8 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition - The Company recorded OTTI on fixed maturity investments as follows:

	Year ended December 31, 2013
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (1)
Fixed maturities:	Credit related	Non-credit related	Non-credit related	Total
Asset-backed securities	$3	$—	$—	$3
Residential mortgage-backed securities	170	—	(434)	(264)
Total fixed maturities	$173	$—	$(434)	$(261)

(1) Amounts are recognized in OCI in the period incurred.

	Year ended December 31, 2012
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Corporate debt securities	$254	$—	$—	$254
Asset-backed securities	4,429	—	(61)	4,368
Total fixed maturities	$4,683	$—	$(61)	$4,622

(1) All of the $4,429 in credit related OTTI is bifurcated credit loss recognized on two asset-backed fixed maturities.

(2) Amounts are recognized in OCI in the period incurred.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

	Year ended December 31, 2011
	OTTI recognized in realized gains/(losses)		OTTI recognized in OCI (2)
Fixed maturities:	Credit related (1)	Non-credit related	Non-credit related	Total
Corporate debt securities	$501	$—	$—	$501
Asset-backed securities	6,264	—	10,005	16,269
Total fixed maturities	$6,765	$—	$10,005	$16,770

(1) All of the $6,264 in credit related OTTI is bifurcated credit loss recognized on one asset-backed fixed maturity.

(2) Amounts are recognized in OCI in the period incurred.

The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Year ended December 31,
	2013	2012	2011
Beginning balance	$167,788	$186,999	$181,611
Additions:
Initial impairments - credit loss on securities not previously impaired	—	4,429	6,264
Credit loss recognized on securities previously impaired	173	—	—
Reductions:
Due to sales, maturities, or payoffs during the period	—	(23,640)	(876)
Ending balance	$167,961	$167,788	$186,999

Net Investment Income

The following table summarizes net investment income:

	Year ended December 31,
	2013	2012	2011
Investment income:
Fixed maturity and short-term investments	$766,367	$808,215	$821,582
Mortgage loans on real estate	147,944	138,411	117,796
Policy loans	206,718	213,300	218,663
Limited partnership interests	9,131	7,566	6,915
Net interest on funds withheld balances under reinsurance agreements, related party	20,876	19,382	18,376
Derivative instruments (1)	(44,610)	16,008	(11,613)
Other	3,321	5,222	3,113
	1,109,747	1,208,104	1,174,832
Investment expenses	(18,358)	(16,553)	(16,346)
Net investment income	$1,091,389	$1,191,551	$1,158,486

(1) Includes gains (losses) on the hedged asset for fair value hedges.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

Realized Investment Gains (Losses)

The following table summarizes realized investment gains (losses):

	Year ended December 31,
	2013	2012	2011
Realized investment gains (losses):
Fixed maturity and short-term investments	$37,312	$105,675	$78,637
Derivative instruments	(62,077)	(10,221)	(47,264)
Mortgage loans on real estate (1)	10,895	21,471	(4,633)
Other	(266)	(208)	(2,245)
Realized investment gains (losses)	$(14,136)	$116,717	$24,495

(1)  Includes provision for mortgage impairments.

Included in net investment income and realized investment gains (losses) are amounts allocable to the participating fund account.  This allocation is based upon the activity in a specific block of investments that are segmented for the benefit of the participating fund account.

In 2012 and 2011, the realized gains (losses) on the provision for mortgage impairments, net of recoveries, was $17,248 and $(4,830), respectively. The 2012 and 2011, realized gains (losses) on mortgage loan activity not related to the provision was $4,223 and $197 and was included in Other. In the current year, all mortgage loan activity has been included in a single line item.

6.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

Certain derivative master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $167,743 and $55,875 as of December 31, 2013 and 2012, respectively.  The Company had pledged collateral related to these derivatives of $143,540 and $43,360 as of December 31, 2013 and 2012, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on December 31, 2013 the fair value of assets that could be required to settle the derivatives in a net liability position was $24,203.

At December 31, 2013 and 2012, the Company had pledged $143,710 and $54,400, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

At December 31, 2013, the Company estimated $7,841 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months.

Types of derivative instruments and derivative strategies

Interest rate contracts

Cash flow hedges

Interest rate swap agreements are used to convert the interest rate on certain debt securities from a floating rate to a fixed rate.  Interest rate futures are used to manage the interest rate risks of forecasted acquisitions of fixed

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

rate maturity investments.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

Fair value hedges

Interest rate swap agreements are used to convert the interest rate on certain debt securities from a fixed rate to a floating rate to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.  Interest rate futures are used to manage the interest rate risk of the change in the fair value of certain fixed rate maturity investments.

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, OTC interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

The derivative instruments mentioned above are economic hedges and used to manage risk.  These transactions are used to offset changes in liabilities including those in variable annuity products, hedge the economic effect of a large increase in interest rates, manage the potential variability in future interest payments due to a change in credited interest rates and the related change in cash flows due to increased surrenders and manage interest rate risks of forecasted acquisitions of fixed rate maturity investments and forecasted liability pricing.

Cross-currency contracts

Cross-currency swaps are used to manage the foreign currency exchange rate risk associated with investments denominated in other than U.S. dollars.  The Company uses cross-currency swaps to convert interest and principal payments on foreign denominated debt instruments into U.S. dollars.  Cross-currency swaps may be designated as cash flow hedges; however, hedge accounting is not always elected.

Equity contracts

Futures on equity indices are used to reduce the Company’s exposure to equity market risks; however, hedge accounting is not elected.  The Company is hedging the risk of declining equity market values having an adverse effect on fee income collected on equity funds. The Company also uses futures on equity indices to offset changes in guaranteed minimum withdrawal benefit liabilities.

Other contracts

The Company uses forward settling TBA securities to gain exposure to the investment risk and return of agency mortgage-backed securities (pass-throughs).  These transactions enhance the return on the Company’s investment portfolio and provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual agency mortgage-backed pools.  As the Company does not regularly accept delivery of such securities, they are accounted for as derivatives but hedge accounting is not elected.  These transactions are disclosed as Other forward contracts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following tables summarize derivative financial instruments:

	December 31, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$13,829	$13,829	$—
Cross-currency swaps	102,545	(7,843)	—	7,843
Total cash flow hedges	286,745	5,986	13,829	7,843

Fair value hedges:
Interest rate swaps	78,000	4,951	5,098	147
Total fair value hedges	78,000	4,951	5,098	147

Total derivatives designated as hedges	364,745	10,937	18,927	7,990

Derivatives not designated as hedges:
Interest rate swaps	55,600	(2,038)	1,454	3,492
Futures on equity indices	3,483	—	—	—
Interest rate futures	16,233	—	—	—
Interest rate swaptions	494,774	1,176	1,176	—
Cross-currency swaps	557,676	(154,340)	1,921	156,261

Total derivatives not designated as hedges	1,127,766	(155,202)	4,551	159,753

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$1,492,511	$(144,265)	$23,478	$167,743

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

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

The Company had 46 and 75 swap transactions with an average notional amount of $3,175 and $8,685 during the years ended December 31, 2013 and 2012, respectively.  During the years ended December 31, 2013 and 2012, the Company had 17 and 23 cross-currency swap transactions with an average notional amount of $13,881 and $12,710, respectively.  The Company had 695 and 931 futures transactions with an average number of contracts per transaction of 9 and 11 during the years ended December 31, 2013 and 2012, respectively.  The Company had 52 and 46 swaption transactions with an average notional amount of $5,040 and $5,528 during the years ended December 31, 2013 and 2012, respectively.  The Company had 986 forward settling TBA security transactions with an average notional amount of $47,566 during the year ended December 31, 2013.

Significant changes in the derivative notional amount during the year ended December 31, 2013 were primarily due to the following:

•                  The net decrease of $337,307 in interest rate swaps, interest rate swaptions and futures was primarily due to (i) a change in the Company’s interest rate risk hedging strategy and (ii) the closing of fair value hedges associated with the concurrent sales of certain fixed rate maturity investments.

•                  The increase of $235,973 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Euros.

The Company recognized total derivative gains (losses) in net investment income of ($44,929), $12,567 and ($15,428) for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of ($65,019), ($10,221) and ($38,794) for the years

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

ended December 31, 2013, 2012 and 2011, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the consolidated statement of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized							Gain (loss) recognized in net income on
	in OCI on derivatives			Gain (loss) reclassified from OCI				derivatives (Ineffective portion and amount
	(Effective portion)			into net income (Effective portion)				excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,				Year ended December 31,
	2013	2012	2011	2013	2012	2011		2013	2012	2011
Cash flow hedges:
Interest rate swaps	$(12,285)	$5,220	$21,322	$5,067	$2,856	$2,820	(A)	$—	$—	$9	(A)
Cross-currency swaps	15,387	(24,101)	1,123	—	—	—		—	—	—
Interest rate futures	—	—	—	63	63	43	(A)	—	—	(92)	(A)
Interest rate futures	—	—	(1,431)	—	—	—		—	—	6	(B)
Total cash flow hedges	$3,102	$(18,881)	$21,014	$5,130	$2,919	$2,863		$—	$—	$(77)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives				Gain (loss) on hedged assets
	recognized in net income				recognized in net income
	Year ended December 31,				Year ended December 31,
	2013	2012	2011		2013	2012	2011
Fair value hedges:
Interest rate swaps	$6,342	$(380)	$(1,011)	(A)	$—	$—	$—
Interest rate swaps	1,909	—	—	(B)	—	—	—
Interest rate futures	—	—	(285)	(A)	—	—	—
Interest rate futures	—	—	(8,311)	(B)	—	—	—
Items hedged in interest rate swaps	—	—	—		(5,308)	380	1,011	(A)
Items hedged in interest rate swaps	—	—	—		(2,943)	—	—	(B)
Items hedged in interest rate futures	—	—	—		—	—	(2,002)	(A)
Items hedged in interest rate futures	—	—	—		—	—	8,470	(B)
Total fair value hedges (1)	$8,251	$(380)	$(9,607)		$(8,251)	$380	$7,479

(1) Hedge ineffectiveness of zero, zero and ($2,128) was recognized during the years ended December 31, 2013, 2012 and 2011, respectively.

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Year ended December 31,
	2013		2012		2011
Derivatives not designated as hedging instruments:
Futures on equity indices	(97)	(A)	2	(A)	(32)	(A)
Futures on equity indices	(3,396)	(B)	(774)	(B)	373	(B)
Interest rate swaps	(3,668)	(A)	8,620	(A)	(12,351)	(A)
Interest rate swaps	(622)	(B)	(4,979)	(B)	(38,377)	(B)
Interest rate futures	(458)	(A)	164	(A)	260	(A)
Interest rate futures	303	(B)	(2,641)	(B)	(251)	(B)
Interest rate swaptions	3,241	(A)	862	(A)	(3,798)	(A)
Interest rate swaptions	(2,828)	(B)	(1,827)	(B)	(704)	(B)
Other forward contracts	(57,442)	(B)	—	(B)	—	(B)
Cross-currency swaps	(50,111)	(A)	—	(A)	—	(A)

Total derivatives not designated as hedging instruments	$(115,078)		$(573)		$(54,880)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

7.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions with several approved counterparties. The Company’s derivative transactions are generally governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  The Company’s ISDA Master Agreements generally include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties:

	December 31, 2013
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$25,250	$(25,023)	$—	$227
Derivative instruments (liabilities) (3)	171,387	(25,023)	(143,540)	2,824

	December 31, 2012
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments:	recognized assets/liabilities (1)	instruments	received/(pledged)	fair value
Derivative instruments (assets) (2)	$26,647	$(26,647)	$—	$—
Derivative instruments (liabilities) (3)	87,093	(26,647)	(54,400)	6,046

(1) The gross fair value of derivative instruments are not netted against offsetting liabilities for presentation on the consolidated balance sheets.

(2) The estimated fair value of derivative instrument assets is reported in other assets in the consolidated balance sheets and includes income and expense accruals.

(3) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the consolidated balance sheets and includes income and expense accruals.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

8.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,064,639	$—	$3,064,639
Obligations of U.S. states and their subdivisions	—	1,943,587	—	1,943,587
Foreign government securities	—	2,603	—	2,603
Corporate debt securities	—	10,792,329	6,652	10,798,981
Asset-backed securities	—	1,402,679	252,958	1,655,637
Residential mortgage-backed securities	—	249,585	—	249,585
Commercial mortgage-backed securities	—	742,124	—	742,124
Collateralized debt obligations	—	12,356	32	12,388
Total fixed maturities available-for-sale	—	18,209,902	259,642	18,469,544
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	236,000	—	236,000
Corporate debt securities	—	58,171	—	58,171
Asset-backed securities	—	40,858	—	40,858
Commercial mortgage-backed securities	—	1,026	—	1,026
Total fixed maturities held for trading	—	336,055	—	336,055
Short-term investments available-for-sale	254,378	39,909	—	294,287
Collateral under securities lending agreements	18,534	—	—	18,534
Collateral under derivative counterparty collateral agreements	143,710	—	—	143,710
Derivative instruments designated as hedges:
Interest rate swaps	—	18,927	—	18,927
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,454	—	1,454
Interest rate swaptions	—	1,176	—	1,176
Cross-currency swaps	—	1,921	—	1,921
Total derivative instruments	—	23,478	—	23,478
Separate account assets	14,861,680	11,769,224	—	26,630,904
Total assets	$15,278,302	$30,378,568	$259,642	$45,916,512

Liabilities
Payable under securities lending agreements	$18,534	$—	$—	$18,534
Derivative instruments designated as hedges:
Interest rate swaps	—	147	—	147
Cross-currency swaps	—	7,843	—	7,843
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,492	—	3,492
Cross-currency swaps	—	156,261	—	156,261
Total derivative instruments	—	167,743	—	167,743
Separate account liabilities (1)	2	166,325	—	166,327
Total liabilities	$18,536	$334,068	$—	$352,604

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

Short-term investments and securities lending agreements

The amortized cost of short-term investments, collateral under securities lending agreements and payable under securities lending agreements is a reasonable estimate of fair value due to their short-term nature and high credit quality of the issuers.

Derivative counterparty collateral agreements

Included in other assets is cash collateral received from or pledged to derivative counterparties and included in other liabilities is the obligation to return the cash collateral to the counterparties.  The carrying value of the collateral is a reasonable estimate of fair value.

Derivative instruments

Included in other assets and other liabilities are derivative financial instruments. The estimated fair values of OTC derivatives, primarily consisting of cross-currency swaps, interest rate swaps and interest rate swaptions, are the estimated amounts the Company would receive or pay to terminate the agreements at the end of each reporting period, taking into consideration current interest rates and other relevant factors.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Year ended December 31, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(240)	34,766	—	34,526
Settlements	(762)	(47,346)	—	(48,108)
Transfers into Level 3 (1)	5,832	—	—	5,832
Balance, December 31, 2013	$6,652	$252,958	$32	$259,642
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at December 31, 2013	$—	$—	$—	$—

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Assets:
Fixed maturities available-for-sale:
Asset-backed securities (1)	$252,902	Internal model pricing	Prepayment speed assumption	9

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	455

(1)  Includes home improvement loans only.

(2)  Includes an internally calculated liquidity premium adjustment of 217.

At December 31, 2013, after adjusting the ABX Index spread assumption by the liquidity premium, the overall discount rate ranged from 327 to 647 basis points.  The constant default rate assumption ranged from 2.0 to 12.9.

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities (1)	$265,470	Internal model pricing	Prepayment speed assumption	5

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	655

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	December 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,134,255	$3,197,292	$2,881,758	$3,114,796
Policy loans	4,185,472	4,185,472	4,260,200	4,260,200
Limited partnership interests	44,551	42,433	46,707	43,954
Other investments	16,643	42,814	18,890	45,050

Liabilities
Annuity contract benefits without life contingencies	$10,263,043	$9,986,464	$9,622,357	$9,731,734
Policyholders’ funds	345,689	345,689	374,821	374,821
Commercial paper	98,990	98,990	97,987	97,987
Notes payable	532,519	541,918	532,491	563,860

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

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.  The estimated fair value was classified as Level 3.

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

Policyholders’ funds

The carrying amount of policyholders’ funds approximates the fair value since the Company can change the interest credited rates with 30 days notice. The estimated fair value was classified as Level 2.

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

Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders.  The failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  At December 31, 2013 and 2012, the reinsurance receivables had carrying values in the amounts of $588,533 and $638,797, respectively.  Included in these amounts are $502,471 and $533,446 at December 31, 2013 and 2012, respectively, associated with reinsurance agreements with related parties.  At December 31, 2013 and 2012, 85% and 83%, respectively, of the total reinsurance receivable was due from CLAC, a related party.

The Company assumes risk from approximately 40 insurers and reinsurers by participating in yearly renewable term and coinsurance pool agreements. When assuming risk, the Company seeks to generate revenue while maintaining reciprocal working relationships with these partners as they also seek to limit their exposure to loss on any single life.

Maximum capacity to be retained by the Company is dictated at the treaty level and is monitored annually to ensure the total risk retained on any one life is limited to a maximum retention of $4,500.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2013:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$51,660,487	$40,520,417	$92,180,904
Reinsurance ceded	(9,512,583)	—	(9,512,583)
Reinsurance assumed	66,209,732	—	66,209,732
Net	$108,357,636	$40,520,417	$148,878,053

Percentage of amount assumed to net	61%	0%	44%

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$315,100	$4,000	$319,100
Reinsurance ceded	(1,338)	(88)	(1,426)
Reinsurance assumed	146,419	—	146,419
Net	$460,181	$3,912	$464,093

The following tables summarize life insurance in-force and total premium income at and for the year ended December 31, 2012:

	Life insurance in-force
	Individual	Group	Total
Written and earned direct	$51,324,176	$38,587,771	$89,911,947
Reinsurance ceded (1)	(9,719,234)	—	(9,719,234)
Reinsurance assumed (2)	71,161,149	—	71,161,149
Net	$112,766,091	$38,587,771	$151,353,862

Percentage of amount assumed to net	63%	0%	48%

(1) Reinsurance ceded has been restated from $(11,138,163) at December 31, 2012. The Company believes the effects of this error are immaterial to the prior period.

(2) Reinsurance assumed has been restated from $72,580,078 at December 31, 2012. The Company believes the effects of this error are immaterial to the prior period.

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$323,236	$3,712	$326,948
Reinsurance ceded	(53,950)	3,648	(50,302)
Reinsurance assumed	145,507	—	145,507
Net	$414,793	$7,360	$422,153

The following table summarizes total premium income for the year ended December 31, 2011:

	Premium income
	Life insurance	Annuities	Total
Written and earned direct	$395,419	$1,960	$397,379
Reinsurance ceded	(40,654)	(66)	(40,720)
Reinsurance assumed	166,557	—	166,557
Net	$521,322	$1,894	$523,216

Reinsurance recoveries for life and other policy benefits were $34,716, $46,492 and $36,876 for the years ended December 31, 2013, 2012, and 2011, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

10.          Deferred Acquisition Costs and Value of Business Acquired

The following table summarizes activity in DAC and VOBA:

	DAC	VOBA	Total
Balance, January 1, 2011	$158,526	$46,405	$204,931
Capitalized additions	57,108	—	57,108
Amortization and writedowns	(25,184)	(3,636)	(28,820)
Unrealized investment (gains) losses	(12,669)	(717)	(13,386)
Balance, December 31, 2011	177,781	42,052	219,833
Capitalized additions	94,826	—	94,826
Amortization and writedowns	(51,434)	(9,045)	(60,479)
Unrealized investment (gains) losses	(48,757)	(962)	(49,719)
Balance, December 31, 2012	172,416	32,045	204,461
Correction to Balance, January 1, 2013 (1)	45,058	—	45,058
Capitalized additions	80,486	—	80,486
Amortization and writedowns	(55,490)	(4,155)	(59,645)
Unrealized investment (gains) losses	71,601	1,327	72,928
Balance, December 31, 2013	$314,071	$29,217	$343,288

(1) The January 1, 2013 DAC balance has been restated.  During 2013, management reviewed its practices related to the accounting for certain fees paid by customers at the onset of an insurance contract and the related acquisition costs incurred by the Company on the sale of the insurance contract in the Company’s executive benefits market.  Management concluded that the fees paid by the customers should be deferred as unearned revenue liability and the acquisition costs should be deferred as DAC in the consolidated balance sheet.  The Company has previously accounted for the fees paid by customers as a reduction of the DAC in the consolidated balance sheet. The misstatement was corrected by an opening adjustment to DAC on January 1, 2013.  The Company believes the effects of this error are immaterial to the prior period.

The estimated future amortization of VOBA for the years ended December 31, 2014 through December 31, 2018 is approximately $3,900 per annum.

11.          Goodwill and Other Intangible Assets

The balance of goodwill, all of which is within the Retirement Services segment, at December 31, 2013 and 2012 was $105,255.

The following tables summarize other intangible assets, all of which are within the Retirement Services segment:

	December 31, 2013
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(21,159)	$15,155

	December 31, 2012
	Gross carrying	Accumulated
	amount	amortization	Net book value
Customer relationships	$36,314	$(18,065)	$18,249

Amortization expense for other intangible assets included in general insurance expenses was $3,094, $3,606 and $3,787 for the years ended December 31, 2013, 2012 and 2011, respectively.  Except for goodwill, the Company has no intangible assets with indefinite lives.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2013.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The estimated future amortization of other intangible assets using current assumptions, which are subject to change, for the years ended December 31, 2014 through December 31, 2018 is approximately $2,400 per annum.

12.          Commercial Paper

The Company maintains a commercial paper program that is partially supported by a $50,000 corporate credit facility.

The following table provides information regarding the Company’s commercial paper program:

	December 31,
	2013	2012
Face value	$98,990	$97,987
Carrying value	98,990	97,987
Effective interest rate	0.2% - 0.3%	0.3% - 0.4%
Maturity range (days)	2 - 22	3 - 74

13.          Stockholder’s Equity and Dividend Restrictions

At December 31, 2013 and 2012, the Company had 50,000,000 shares of $1 par value preferred stock authorized, none of which was issued or outstanding at either date.  In addition, the Company has 50,000,000 shares of $1 par value common stock authorized, 7,032,000 of which were issued and outstanding at both December 31, 2013 and 2012.

The Company’s net income and capital and surplus, as determined in accordance with statutory accounting principles and practices as prescribed by the National Association of Insurance Commissioners (“NAIC”), is as follows:

	Year Ended December 31,				December 31,
	2013	2012	2011		2013	2012
Net income	$175,292	$147,741	$155,998	Capital and surplus	$1,200,609	$1,109,498

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level risk-based capital (“ACL”), as determined in accordance with statutory accounting principles and practices as prescribed by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is 200% of ACL.  The Company’s risk-based capital ratio was in excess of the required amount as of December 31, 2013.

Dividends are paid as determined by the Board of Directors, subject to restrictions as discussed below.  During the years ended December 31, 2013, 2012 and 2011, the Company paid dividends in the amounts of $102,436, $184,401 and $206,353, respectively, to its parent company, GWL&A Financial.

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Colorado, without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  As filed with the Colorado Division of Insurance, the statutory capital and surplus and net gain from operations at and for the year ended December 31, 2013 were $1,200,609 and $218,016, respectively.  Based on the as filed amounts, the Company may pay up to $218,016 of dividends during the year ended December 31, 2014 without the prior approval of the Colorado Insurance Commissioner.  Prior to any payments of dividends, the Company seeks approval from the Colorado Insurance Commissioner.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

14.          Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Year ended December 31, 2013
	Unrealized holding gains (losses) arising on fixed maturities, available-for- sale	Unrealized holding gains (losses) arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,147)	$(122,794)	$635,699
Other comprehensive income (loss) before reclassifications	(467,178)	2,016	124,147	68,422	(272,593)
Amounts reclassified from AOCI	(26,477)	(1,461)	—	10,586	(17,352)
Net current period other comprehensive income (loss)	(493,655)	555	124,147	79,008	(289,945)
Balances, December 31, 2013	$(434,023)	$25,517	$(70,000)	$(43,786)	$345,754

	Year ended December 31, 2012
	Unrealized holding gains (losses) arising on fixed maturities, available-for- sale	Unrealized holding gains (losses) arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2012	$646,805	$41,003	$(139,655)	$(78,171)	$469,982
Other comprehensive income (loss) before reclassifications	347,118	(12,273)	(54,492)	(50,771)	229,582
Amounts reclassified from AOCI	(66,245)	(3,768)	—	6,148	(63,865)
Net current period other comprehensive income (loss)	280,873	(16,041)	(54,492)	(44,623)	165,717
Balances, December 31, 2012	$927,678	$24,962	$(194,147)	$(122,794)	$635,699

	Year ended December 31, 2011
	Unrealized holding gains (losses) arising on fixed maturities, available-for- sale	Unrealized holding gains (losses) arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2011	$360,570	$29,205	$(74,514)	$(45,953)	$269,308
Other comprehensive income (loss) before reclassifications	332,581	13,659	(65,141)	(34,978)	246,121
Amounts reclassified from AOCI	(46,346)	(1,861)	—	2,760	(45,447)
Net current period other comprehensive income (loss)	286,235	11,798	(65,141)	(32,218)	200,674
Balances, December 31, 2011	$646,805	$41,003	$(139,655)	$(78,171)	$469,982

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following tables present the composition of other comprehensive income (loss):

	Year ended December 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$(718,735)	$251,557	$(467,178)
Unrealized holding gains (losses) arising during the period on cash flow hedges	3,102	(1,086)	2,016
Reclassification adjustment for (gains) losses realized in net income	(42,982)	15,044	(27,938)
Net unrealized gains (losses)	(758,615)	265,515	(493,100)
Future policy benefits, DAC and VOBA adjustments	190,995	(66,848)	124,147
Net unrealized gains (losses)	(567,620)	198,667	(368,953)
Employee benefit plan adjustment	121,551	(42,543)	79,008
Other comprehensive income (loss)	$(446,069)	$156,124	$(289,945)

	Year ended December 31, 2012
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$534,028	$(186,910)	$347,118
Unrealized holding gains (losses) arising during the period on cash flow hedges	(18,881)	6,608	(12,273)
Reclassification adjustment for (gains) losses realized in net income	(107,713)	37,700	(70,013)
Net unrealized gains (losses)	407,434	(142,602)	264,832
Future policy benefits, DAC and VOBA adjustments	(83,835)	29,343	(54,492)
Net unrealized gains (losses)	323,599	(113,259)	210,340
Employee benefit plan adjustment	(68,650)	24,027	(44,623)
Other comprehensive income (loss)	$254,949	$(89,232)	$165,717

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

	Year ended December 31, 2011
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$511,663	$(179,082)	$332,581
Unrealized holding gains (losses) arising during the period on cash flow hedges	21,014	(7,355)	13,659
Reclassification adjustment for (gains) losses realized in net income	(74,165)	25,958	(48,207)
Net unrealized gains (losses)	458,512	(160,479)	298,033
Future policy benefits, DAC and VOBA adjustments	(100,216)	35,075	(65,141)
Net unrealized gains (losses)	358,296	(125,404)	232,892
Employee benefit plan adjustment	(49,566)	17,348	(32,218)
Other comprehensive income (loss)	$308,730	$(108,056)	$200,674

The following table presents the reclassifications out of accumulated other comprehensive income (loss):

Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized (gains) losses arising on fixed maturities available-for-sale	$(40,734)	Other realized investment gains, net
	(40,734)	Total before tax
	(14,257)	Tax expense or benefit
	$(26,477)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(2,248)	Net investment income
	(2,248)	Total before tax
	(787)	Tax expense or benefit
	$(1,461)	Net of tax

Amortization of employee benefit plan items Prior service costs (benefits)	$(666) (1)
Actuarial gains/(losses)	16,952 (1)
	16,286	Total before tax
	5,700	Tax expense or benefit
	$10,586	Net of tax

Total reclassification for the period	$(17,352)	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 16 for additional details).

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

15.  General Insurance Expenses

The following table summarizes the significant components of general insurance expenses:

	Year ended December 31,
	2013	2012	2011
Compensation	$359,280	$335,212	$303,514
Commissions	184,238	180,529	156,461
Other	106,829	80,908	106,718
Total general insurance expenses	$650,347	$596,649	$566,693

16.  Employee Benefit Plans

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

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the underfunded status for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation, January 1	$500,603	$401,134	$13,462	$11,725	$69,229	$61,358	$583,294	$474,217
Service cost	5,527	4,350	947	817	1,002	991	7,476	6,158
Interest cost	20,897	20,945	512	569	2,548	2,912	23,957	24,426
Actuarial (gain) loss	(57,051)	87,117	(3,221)	974	(6,791)	6,760	(67,063)	94,851
Regular benefits paid	(13,574)	(12,943)	(619)	(623)	(3,683)	(2,792)	(17,876)	(16,358)
Benefit obligation, December 31	$456,402	$500,603	$11,081	$13,462	$62,305	$69,229	$529,788	$583,294
Accumulated benefit obligation	$440,666	$491,712	$11,081	$13,462	$54,195	$58,135	$505,942	$563,309

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Change in plan assets:
Value of plan assets, January 1	$336,534	$293,336	$—	$—	$—	$—	$336,534	$293,336
Actual return on plan assets	62,701	38,541	—	—	—	—	62,701	38,541
Employer contributions	18,674	17,600	619	623	3,683	2,792	22,976	21,015
Benefits paid	(13,574)	(12,943)	(619)	(623)	(3,683)	(2,792)	(17,876)	(16,358)
Value of plan assets, December 31	$404,335	$336,534	$—	$—	$—	$—	$404,335	$336,534

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	December 31,		December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Under funded status at December 31	$(52,067)	$(164,069)	$(11,081)	$(13,462)	$(62,305)	$(69,229)	$(125,453)	$(246,760)

The following table presents amounts recognized in the consolidated balance sheets for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	December 31,		December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Amounts recognized in consolidated balance sheets:
Other liabilities	(52,067)	(164,069)	(11,081)	(13,462)	(62,305)	(69,229)	(125,453)	(246,760)
Accumulated other comprehensive income (loss)	(69,564)	(180,869)	13,885	12,662	(11,687)	(20,710)	(67,366)	(188,917)

The following table provides information regarding amounts in AOCI that have not yet been recognized as components of net periodic benefit cost at December 31, 2013:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(69,500)	$(45,175)	$9,043	$5,878	$(7,619)	$(4,952)	$(68,076)	$(44,249)
Net prior service (cost) credit	(64)	(42)	4,842	3,147	(4,068)	(2,642)	710	463
	$(69,564)	$(45,217)	$13,885	$9,025	$(11,687)	$(7,594)	$(67,366)	$(43,786)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following table provides information regarding amounts in AOCI that are expected to be recognized as components of net periodic benefit costs during the year ended December 31, 2014:

					Supplemental executive
	Defined benefit pension plan		Post-retirement medical plan		retirement plan		Total
	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax	Gross	Net of tax
Net gain (loss)	$(2,579)	$(1,676)	$520	$338	$(369)	$(240)	$(2,428)	$(1,578)
Prior service (cost) credit	(51)	(33)	1,706	1,109	(933)	(606)	722	470
	$(2,630)	$(1,709)	$2,226	$1,447	$(1,302)	$(846)	$(1,706)	$(1,108)

The expected benefit payments for the Company’s Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans for the years indicated are as follows:

			Supplemental
	Defined benefit	Post-retirement	executive
	pension plan	medical plan	retirement plan
2014	$14,442	$640	$3,450
2015	15,217	626	4,858
2016	16,574	568	3,305
2017	17,683	573	18,700
2018	19,264	571	2,806
2019 through 2023	122,349	3,320	14,486

Net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying consolidated statements of income includes the following components:

	Defined benefit pension plan
	Year Ended December 31,
	2013	2012	2011
Components of net periodic cost:
Service cost	$5,527	$4,350	$3,935
Interest cost	20,897	20,945	20,286
Expected return on plan assets	(24,499)	(21,797)	(21,093)
Amortization of transition obligation	—	—	(1,388)
Amortization of unrecognized prior service cost	51	51	51
Amortization of loss from earlier periods	16,001	9,941	5,115
Net periodic cost	$17,977	$13,490	$6,906

	Post-retirement medical plan
	Year Ended December 31,
	2013	2012	2011
Components of net periodic benefit:
Service cost	$947	$817	$622
Interest cost	512	569	585
Amortization of unrecognized prior service benefit	(1,650)	(1,650)	(1,650)
Amortization of gain from earlier periods	(348)	(455)	(611)
Net periodic benefit	$(539)	$(719)	$(1,054)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

	Supplemental executive retirement plan
	Year Ended December 31,
	2013	2012	2011
Components of net periodic cost:
Service cost	$1,002	$991	$916
Interest cost	2,548	2,912	3,136
Amortization of unrecognized prior service cost	933	934	2,584
Amortization of loss from earlier periods	1,299	637	145
Net periodic cost	$5,782	$5,474	$6,781

The following tables present the assumptions used in determining benefit obligations of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans:

	Defined benefit pension plan
	December 31,
	2013	2012
Discount rate	5.11%	4.19%
Rate of compensation increase	4.47%	3.14%

	Post-retirement medical plan
	December 31,
	2013	2012
Discount rate	4.83%	3.74%
Initial health care cost trend	7.00%	7.50%
Ultimate health care cost trend	5.00%	5.25%
Year ultimate trend is reached	2018	2018

	Supplemental executive
	retirement plan
	December 31,
	2013	2012
Discount rate	4.61%	3.79%
Rate of compensation increase	4.00%	4.00%

The following tables present the assumptions used in determining the net periodic (benefit) cost of the Defined Benefit Pension, Post-Retirement Medical and the Supplemental Executive Retirement plans:

	Defined benefit pension plan
	Year Ended December 31,
	2013	2012
Discount rate	4.19%	5.23%
Expected return on plan assets	7.25%	7.25%
Rate of compensation increase	3.14%	3.14%

	Post-retirement medical plan
	Year Ended December 31,
	2013	2012
Discount rate	3.74%	4.70%
Initial health care cost trend	7.50%	8.00%
Ultimate health care cost trend	5.25%	5.25%
Year ultimate trend is reached	2018	2018

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

	Supplemental executive
	retirement plan
	Year Ended December 31,
	2013	2012
Discount rate	3.79%	4.87%
Rate of compensation increase	4.00%	5.00%

The discount rate has been set based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid.  In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate.

The following table presents the impact on the Post-Retirement Medical Plan that a one-percentage-point change in assumed health care cost trend rates would have on the following:

	One percentage	One percentage
	point increase	point decrease
Increase (decrease) on total service and interest cost on components	$219	$(186)
Increase (decrease) on post-retirement benefit obligation	1,401	(1,199)

The following table presents how the Company’s Defined Benefit Pension Plan assets are invested:

	December 31,
	2013	2012
Equity securities	63%	56%
Debt securities	34%	41%
Other	3%	3%
Total	100%	100%

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following tables present information about the Defined Benefit Retirement Plan’s assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Defined Benefit Plan Assets Measured at Fair Value on a Recurring Basis
	December 31, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Common collective trust funds:
Equity index funds	$—	$82,440	$—	$82,440
Midcap index funds	—	82,674	—	82,674
World equity index funds	—	8,186	—	8,186
U.S. equity market funds	—	83,209	—	83,209
Total common collective trust funds	—	256,509	—	256,509

Fixed maturity investments:
U.S. government direct obligations and agencies	—	19,088	—	19,088
Obligations of U.S. states and their municpalities	—	14,973	—	14,973
Corporate debt securities	—	91,860	—	91,860
Asset-backed securities	—	7,902	—	7,902
Commercial mortgage-backed securities	—	2,647	—	2,647
Total fixed maturity investments	—	136,470	—	136,470

Preferred stock	700	—	—	700
Limited partnership investments	—	—	7,557	7,557
Money market funds	3,099	—	—	3,099
Total defined benefit plan assets	$3,799	$392,979	$7,557	$404,335

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

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

The following tables present additional information about assets of the Defined Benefit Retirement Plan measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Limited partnership interest
	Year Ended December 31,
	2013	2012
Balance, January 1	$6,485	$7,116
Actual return on plan assets	853	—
Purchases	630	61
Issuances	(411)	(692)
Balance, December 31	$7,557	$6,485

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

 (Dollars in Thousands, Except Share Amounts)

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

The following table presents the ranges the Company targets for the allocation of invested Defined Benefit Pension Plan assets at December 31, 2014:

December 31, 2014
Equity securities	25% - 80%
Debt securities	25% - 75%
Other	0% - 30%

Management estimates the value of these investments will be recoverable.  The Company does not expect any plan assets to be returned to it during the year ended December 31, 2014.  The Company expects to make payments of approximately $640 with respect to its Post-Retirement Medical Plan and $3,450 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2014.  The Company expects to make a contribution of $13,525 to its Defined Benefit Pension Plan during the year ended December 31, 2014.

Other employee benefit plans

The Company has an executive deferred compensation plan providing key executives with the opportunity to participate in an unfunded deferred compensation program.  Under the program, participants may defer base compensation and bonuses and earn interest on the amounts deferred.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are reflected in other liabilities in the accompanying consolidated balance sheets, are $11,240 and $12,430 at December 31, 2013 and 2012, respectively.  The participant deferrals earned interest at the average rates of 6.53% and 7.17% during the years ended December 31, 2013 and 2012, respectively.  The interest rate is based on the Moody’s Average Annual Corporate Bond Index rate plus 0.45% for actively employed participants and fixed rates ranging from 5.13% to 7.91% for retired participants.

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals.  Participants defer a portion of their compensation and realize potential market gains or losses on the invested contributions.  The program is not qualified under Section 401 of the Internal Revenue Code.  Participant balances, which are included in other liabilities in the accompanying consolidated balance sheets are $14,536 and $12,239 at December 31, 2013 and 2012, respectively.

17.  Income Taxes

The provision for income taxes is comprised of the following:

	Year ended December 31,
	2013	2012	2011
Current	$82,878	$89,934	$70,201
Deferred	(24,087)	45,371	23,617
Total income tax provision	$58,791	$135,305	$93,818

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective federal income tax rate:

	Year ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(4.6)%	(2.3)%	(2.7)%
Tax credits	(2.0)%	(1.3)%	(2.1)%
State income taxes, net of federal benefit	3.3%	1.2%	0.7%
Income tax contingency provisions	(0.4)%	0.0%	2.0%
Other, net	0.0%	3.6%	(1.2)%
Effective federal income tax rate	31.3%	36.2%	31.7%

A reconciliation of unrecognized tax benefits is as follows:

	Year ended December 31,
	2013	2012	2011
Balance, beginning of year	$25,850	$32,123	$35,256
Additions to tax positions in the current year	—	6,230	6,557
Reductions to tax positions in the current year	—	—	(420)
Additions to tax positions in the prior year	1,497	420	4,785
Reductions to tax positions in the prior year	(180)	(10,219)	(9,858)
Reductions to tax positions from statutes expiring	(6,013)	(2,704)	(4,197)
Balance, end of year	$21,154	$25,850	$32,123

Included in the unrecognized tax benefits of $21,154 at December 31, 2013 was $3,262 of tax benefits that, if recognized, would impact the annual effective tax rate. The Company anticipates additional increases in its unrecognized tax benefits of $3,000 to $4,000 in the next twelve months, primarily due to changes in the composition of the consolidated group.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income tax expense.  The Company recognized approximately $(286), $208 and $2,629 in interest and penalties related to the uncertain tax positions during the years ended December 31, 2013, 2012 and 2011, respectively.  The Company had approximately $4,126 and $4,412 accrued for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2009 and prior.  Tax years 2010, 2011 and 2012 are open to federal examination by the I.R.S.  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities.  The tax effect of temporary differences, which give rise to the deferred tax assets and liabilities, is as follows:

	December 31,
	2013		2012
	Deferred	Deferred	Deferred	Deferred
	tax asset	tax liability	tax asset	tax liability
Policyholder reserves	$—	$253,738	$—	$218,303
Deferred acquisition costs	1,008	—	46,832	—
Investment assets	—	203,363	—	496,096
Policyholder dividends	11,479	—	11,586	—
Net operating loss carryforward	172,414	—	180,448	—
Pension plan accrued benefit liability	53,937	—	98,981	—
Goodwill	—	25,563	—	24,045
Experience rated refunds	5,509	—	10,908	—
Tax credits	131,052	—	106,552	—
Other	416	—	—	5,858
Total deferred taxes	$375,815	$482,664	$455,307	$744,302

Amounts presented for investment assets above include $(209,434) and $(410,044) related to the net unrealized losses (gains) on the Company’s investments, which are classified as available-for-sale at December 31, 2013 and 2012, respectively.

The Company, together with certain of its subsidiaries, and Lifeco U.S. have entered into an income tax allocation agreement whereby Lifeco U.S. files a consolidated federal income tax return.  Under the agreement, these companies are responsible for and will receive the benefits of any income tax liability or benefit computed on a separate tax return basis.

The Company has federal net operating loss carry forwards generated by a subsidiary that is included in the Lifeco U.S. consolidated federal income tax return.  As of December 31, 2013, the subsidiary had net operating loss carry forwards expiring as follows:

Year	Amount
2020	$100,433
2021	113,002
2022	136,796
2023	81,693
2028	9,327
Total	$441,251

During 2013 and 2012, the Company generated $25,013 and $30,965 of Guaranteed Federal Low Income Housing tax credit carryforwards, respectively.  As of December 31, 2013, the total credit carryforward for Low Income Housing is $123,865.  These credits will begin to expire in 2030.

Included in due from parent and affiliates at December 31, 2013 and 2012 is $65,186 and $4,353, respectively, of income taxes receivable from Lifeco U.S. related to the consolidated income tax return filed by the Company and certain subsidiaries.  Included in the consolidated balance sheets at December 31, 2013 and 2012 is $7,736 and $12,585, respectively, of income taxes receivable in other assets primarily related to the separate state income tax returns filed by certain subsidiaries.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

18.   Segment Information

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

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between GWSC and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

The following tables summarize segment financial information:

	Year ended December 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$354,202	$3,954	$105,937	$464,093
Fee income	94,037	519,842	4,365	618,244
Other revenue	7,355	—	—	7,355
Net investment income	688,279	351,729	51,381	1,091,389
Realized investments gains (losses), net	19,071	(33,233)	26	(14,136)
Total revenues	1,162,944	842,292	161,709	2,166,945
Benefits and expenses:
Policyholder benefits	921,096	196,115	114,880	1,232,091
Operating expenses	142,141	538,209	66,971	747,321
Total benefits and expenses	1,063,237	734,324	181,851	1,979,412
Income (loss) before income taxes	99,707	107,968	(20,142)	187,533
Income tax expense (benefit)	34,265	33,240	(8,714)	58,791
Net income (loss)	$65,442	$74,728	$(11,428)	$128,742

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

 (Dollars in Thousands, Except Share Amounts)

	December 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$14,563,978	$10,370,421	$1,582,024	$26,516,423
Other assets	1,179,332	839,755	128,106	2,147,193
Separate account assets	6,321,135	20,309,769	—	26,630,904
Assets of continuing operations	$22,064,445	$31,519,945	$1,710,130	55,294,520
Assets of discontinued operations				29,007
Total assets				$55,323,527

	Year ended December 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$314,350	$3,670	$104,133	$422,153
Fee income	74,985	456,052	4,786	535,823
Net investment income	729,885	414,114	47,552	1,191,551
Realized investments gains (losses), net	55,959	60,726	32	116,717
Total revenues	1,175,179	934,562	156,503	2,266,244
Benefits and expenses:
Policyholder benefits	882,726	204,296	111,288	1,198,310
Operating expenses	136,895	492,427	65,193	694,515
Total benefits and expenses	1,019,621	696,723	176,481	1,892,825
Income (loss) before income taxes	155,558	237,839	(19,978)	373,419
Income tax expense (benefit)	50,869	78,150	6,286	135,305
Net income (loss)	$104,689	$159,689	$(26,264)	$238,114

	December 31, 2012
	Individual	Retirement
	Markets	Services	Other	Total
Assets:
Investments	$14,797,517	$9,761,036	$1,551,823	$26,110,376
Other assets	1,172,932	773,712	123,006	2,069,650
Separate account assets	6,363,214	18,242,312	—	24,605,526
Assets of continuing operations	$22,333,663	$28,777,060	$1,674,829	52,785,552
Assets of discontinued operations				33,053
Total assets				$52,818,605

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

	Year ended December 31, 2011
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$395,923	$1,960	$125,333	$523,216
Fee income	65,487	416,405	4,903	486,795
Net investment income	714,228	399,222	45,036	1,158,486
Realized investments gains (losses), net	20,533	3,311	651	24,495
Total revenues	1,196,171	820,898	175,923	2,192,992
Benefits and expenses:
Policyholder benefits	937,885	222,642	103,435	1,263,962
Operating expenses	109,005	435,149	88,821	632,975
Total benefits and expenses	1,046,890	657,791	192,256	1,896,937
Income (loss) before income taxes	149,281	163,107	(16,333)	296,055
Income tax expense (benefit)	49,221	50,869	(6,272)	93,818
Net income (loss)	$100,060	$112,238	$(10,061)	$202,237

19.  Share-Based Compensation

Equity Awards

Lifeco, of which the Company is an indirect wholly-owned subsidiary, maintains the Great-West Lifeco Inc. Stock Option Plan (the “Lifeco plan”) that provides for the granting of options on its common shares to certain of its officers and employees and those of its subsidiaries, including the Company.  Options are granted with exercise prices not less than the average market price of the shares on the five days preceding the date of the grant.  The Lifeco plan provides for the granting of options with varying terms and vesting requirements with vesting commencing on the first anniversary of the grant, exercisable within 10 years from the date of grant.

Termination of employment prior to the vesting of the options results in the forfeiture of the unvested options, unless otherwise determined by Lifeco’s Compensation Committee. At its discretion the Compensation Committee may vest the unvested options of retiring option holders, with the options exercisable within five years from the date of retirement. In such event, the Company accelerates the recognition period to the date of retirement for any unrecognized share-based compensation cost related thereto and recognizes it in its earnings at that time.

Liability Awards

The Company maintains a Performance Share Unit Plan (“PSU plan”) for senior executives of the Company.  Under the PSU plan, “performance share units” are granted to certain senior executives of the Company. Each performance unit has a value equal to one share of Lifeco common stock and is subject to adjustment for cash dividends paid to Lifeco stockholders, company earnings results as well as stock dividends and splits, consolidations and the like that affect shares of Lifeco common stock outstanding.

If the performance share units vest, they are payable in cash equal to the average closing price of Lifeco common stock for the twenty trading days prior to the date following the last day of the three-year performance period.  The estimated fair value of the performance unit is based on the average closing price of Lifeco common stock for the twenty trading days prior to the grant. The performance share units generally vest in their entirety at the end of the three-year performance period based on continued service.  The PSU plan contains a provision that permits all unvested performance share units to become vested upon death or retirement.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

Compensation Expense Related to Stock-Based Compensation

The compensation expense related to stock-based compensation was as follows:

	Year Ended December 31,
	2013	2012	2011
Lifeco Stock Plan	$2,579	$2,314	$1,786
Performance Share Unit Plan	6,860	3,658	1,161
Total compensation expense	$9,439	$5,972	$2,947
Income tax benefits	$2,732	$1,729	$752

The following table presents the total unrecognized compensation expense related to stock-based compensation at December 31, 2013 and the expected weighted average period over which these expenses will be recognized:

	Expense	Weighted average period (years)
Lifeco Stock Plan	$3,058	1.7
Performance Share Unit Plan	5,482	1.3

Equity Award Activity

During the year ended December 31, 2013, Lifeco granted 591,400 stock options to employees of the Company.  These stock options vest over five-year periods ending in March 2018.  Compensation expense of $2,697 will be recognized in the Company’s financial statements over the vesting period of these stock options using the accelerated method of recognition.

The following table summarizes the status of, and changes in, the Lifeco plan options granted to Company employees which are outstanding.  The options granted relate to underlying stock traded in Canadian dollars on the Toronto Stock Exchange; therefore, the amounts, which are presented in United States dollars, will fluctuate as a result of exchange rate fluctuations.

		Weighted average
		Exercise	Remaining	Aggregate
	Shares	price	contractual	intrinsic
	under option	(Whole dollars)	term (Years)	value (1)
Outstanding, January 1, 2013	3,282,160	$28.42
Granted	591,400	25.51
Exercised	(426,260)	26.01
Cancelled and Expired	(69,080)	25.45
Outstanding, December 31, 2013	3,378,220	26.49	6.3	$16,180

Vested and expected to vest, December 31, 2013	3,367,096	$26.49	6.3	$16,121

Exercisable, December 31, 2013	1,543,513	$27.90	4.8	$5,626

(1) The aggregate intrinsic value is calculated as the difference between the market price of Lifeco common shares on December 31, 2013 and the exercise price of the option (only if the result is positive) multiplied by the number of options.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

The following table presents additional information regarding stock options under the Lifeco plan:

	Year Ended December 31,
	2013	2012	2011

Weighted average fair value of options granted	$4.56	$3.47	$4.49
Intrinsic value of options exercised (1)	1,437	1,397	1,197
Fair value of options vested	1,843	1,740	1,541

(1) The intrinsic value of options exercised is calculated as the difference between the market price of Lifeco common shares on the date of exercise and the exercise price of the option multiplied by the number of options exercised.

The fair value of the options granted during was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	4.53%	5.31%	4.59%
Expected volatility	26.73%	25.65%	25.22%
Risk free interest rate	1.38%	1.52%	2.62%
Expected duration (years)	6.0	6.0	5.5

Liability Award Activity

The following table summarizes the status of, and changes in, the Performance Share Unit Plan units granted to Company employees which are outstanding:

Performance Units
Outstanding, December 31, 2012	375,308
Granted	184,314
Forfeited	(4,184)
Outstanding, December 31, 2013	555,438

Vested and expected to vest, December 31, 2013	555,438

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

20.  Commitments and Contingencies

Commitments

The following table summarizes the Company’s future purchase obligations and commitments:

	Payment due by period
	Less than	One to	Three to	More than
	one year	three years	five years	five years	Total
Related party long-term debt - principal (1)	—	—	—	528,400	528,400
Related party long-term debt - interest (2)	37,031	74,062	74,062	864,038	1,049,193
Investment purchase obligations (3)	196,933	—	—	—	196,933
Operating leases (4)	5,361	7,221	3,765	4,555	20,902
Other liabilities (5)	45,819	58,308	58,250	52,506	214,883
Total	$285,144	$139,591	$136,077	$1,449,499	$2,010,311

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

(2) Related party long-term debt interest - One long-term surplus note bears interest at a fixed rate through maturity.  The second surplus note bears interest initially at a fixed rate that will change in the future based upon the then current three-month London Interbank Offering Rate.  The interest payments shown in this table are calculated based upon the contractual rates in effect on December 31, 2013 and do not consider the impact of future interest rate changes.

(3)  Investment purchase obligations - The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  As the timing of the fulfillment of the commitment to fund partnership interests cannot be predicted, such obligations are presented in the less than one year category.  The timing of the funding of mortgage loans on real estate is based on the expiration date of the commitment. The amounts of these unfunded commitments at December 31, 2013 and 2012 were $196,933 and $127,255, of which $7,498 and $11,031 was related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

(4)  Operating leases - The Company is obligated to make payments under various non-cancelable operating leases, primarily for office space. Contractual provisions exist that could increase the lease obligations presented, including operating expense escalation clauses. Management does not consider the impact of any such clauses to be material to the Company’s operating lease obligations. The Company incurred rent expense, net of sublease income, of $5,439, $5,764 and $5,645 for the years ended December 31, 2013, 2012 and 2011, respectively and is recorded in general insurance expense. The Company’s total future operating lease obligation will be reduced by minimum reimbursement of $10,905 due in the future under non-cancelable agreements.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amounts)

•                  Expected contributions to the Company’s defined benefit pension plan and benefit payments for the Post-Retirement Medical Plan and Supplemental Executive Retirement Plan through 2023.

•                  Miscellaneous purchase obligations to acquire goods and services.

•                  Unrecognized tax benefits

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the NAIC), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at December 31, 2013 and 2012. At December 31, 2013 and 2012 there were no outstanding amounts related to the current and prior credit facilities.

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

21.  Subsequent Event

On February 6, 2014, the Company’s Board of Directors declared dividends of $50,000 and $42,800, payable on March 14 and March 31, 2014, respectively, to its sole shareholder, GWL&A Financial.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Schedule III

Supplemental Insurance Information

(In Thousands)

	As of and for the year ended December 31, 2013
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Deferred acquisition costs	$238,150	$75,921	$—	$314,071
Future policy benefits, losses, claims and expenses	13,945,756	10,229,678	390,784	24,566,218
Unearned premium reserves	42,937	—	—	42,937
Other policy claims and benefits payable	740,056	499	23,968	764,523
Premium income	354,202	3,954	105,937	464,093
Net investment income	688,279	351,729	51,381	1,091,389
Benefits, claims, losses and settlement expenses	921,096	196,115	114,880	1,232,091
Amortization of deferred acquisition costs	34,650	20,840	—	55,490
Other operating expenses	107,491	517,369	66,971	691,831

	As of and for the year ended December 31, 2012
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Deferred acquisition costs	$118,490	$53,926	$—	$172,416
Future policy benefits, losses, claims and expenses	13,593,217	9,491,094	369,300	23,453,611
Unearned premium reserves	27,007	—	—	27,007
Other policy claims and benefits payable	744,504	476	24,711	769,691
Premium income	314,350	3,670	104,133	422,153
Net investment income	729,885	414,114	47,552	1,191,551
Benefits, claims, losses and settlement expenses	882,726	204,296	111,288	1,198,310
Amortization of deferred acquisition costs	28,926	22,508	—	51,434
Other operating expenses	107,969	469,919	65,193	643,081

	Year Ended December 31, 2011
	Individual	Retirement
	Markets	Services	Other
	Segment	Segment	Segment	Total
Premium income	$395,923	$1,960	$125,333	$523,216
Net investment income	714,228	399,222	45,036	1,158,486
Benefits, claims, losses and settlement expenses	937,885	222,643	103,434	1,263,962
Amortization of deferred acquisition costs	10,497	14,687	—	25,184
Other operating expenses	98,509	420,461	88,821	607,791

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the Company’s independent registered public accounting firm nor have there been any disagreements on accounting or financial disclosure matters.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer and the Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer and the Principal Accounting Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters that are described below in Management’s Annual Report on Internal Control over Financial Reporting; our disclosure controls and procedures were not effective as of December 31, 2013.

Notwithstanding the material weakness that existed as of December 31, 2013, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the criteria in the COSO Framework, management has concluded that there was a material weakness and that the Company did not maintain effective control over financial reporting as of December 31, 2013.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, the Company’s controls to ensure that appropriate interpretation and application of accounting principles and the resulting accounting entries and disclosures were properly reflected in the financial statements as it relates to complex accounting matters were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Principal Financial Officer and the Principal Accounting Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

Part III

Item 10.

Directors and Executive Officers of the Registrant

10.1  Identification of Directors

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years

John L. Bernbach (5) (6)	70	2006	President, Engine USA

André Desmarais (1) (2) (4) (6) (7) (8) (9)	57	1997	Deputy Chairman, President and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

		Served as a
		Director
Director	Age	from	Principal Occupation(s) for Last Five Years
Paul Desmarais, Jr. (1) (2) (4) (6) (7) (8) (9)	59	1991	Chairman and Co-Chief Executive Officer, Power Corporation; Co-Chairman, Power Financial Corporation

Mitchell T.G. Graye (1) (2) (7)	58	2008	President and Chief Executive Officer of the Company

Alain Louvel (3) (5)	68	2006	Corporate Director

Paul A. Mahon (1) (2) (4) (7) (9)	50	2013	President and Chief Executive Officer, Lifeco, Great-West Life, CLAC and London Life

Raymond L. McFeetors (1) (2) (7) (9)	69	2006	Corporate Director since July 2013; previously Chairman of the Board of the Company, Lifeco, Great-West Life, CLAC and London Life

Jerry E.A. Nickerson (3)	77	1994	Chairman of the Board, H.B.Nickerson & Sons Limited

R. Jeffrey Orr (1) (2) (4) (6) (7) (9)	55	2005

Chairman of the Board of the Company since July 2013; Chairman of the Board of Lifeco, Great-West Life, CLAC and London Life since May 2013; President and Chief Executive Officer, Power Financial Corporation

Michel Plessis-Bélair (9)	71	1991	Vice Chairman, Power Corporation

Henri-Paul Rousseau (1) (2) (7) (9)	65	2009	Vice Chairman, Power Corporation

Raymond Royer (3) (9)	75	2009	Corporate Director

Jerome J. Selitto (1) (2) (7) (9)	72	2012

Corporate Director since July 2012; previously Chief Executive Officer of PHH Corporation from October 2009 to January 2012; previously Executive Vice President, National Sales, The Astor Group, from October 2005 to October 2009

Gregory D. Tretiak (1) (2) (3) (7) (9)	58	2012	Executive Vice President and Chief Financial Officer, Power Corporation since May 2012; previously Executive Vice President and Chief Financial Officer, IGM Financial Inc., since January 1999

Brian E. Walsh (1) (2) (4) (6) (7) (9)	60	1995	Chairman and Chief Investment Officer, Saguenay Strathmore Capital, LLC since September 2011; previously Managing Partner, Saguenay Capital, LLC

(1)   Member of the Executive Committee.

(2)   Member of the Investment and Credit Committee.

(3)   Member of the Audit Committee.

(4)   Member of the Compensation Committee.

(5)   Member of the Conduct Review Committee.

(6)   Member of the Governance and Nominating Committee.

(7)   Member of the Risk Committee.

(8)   Mr. André Desmarais and Mr. Paul Desmarais, Jr. are brothers.

(9)   Also a director of Great-West Lifeco.

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

Former
	Current	Directorships
Director	Directorships	and Dates
John L. Bernbach	Omnicare, Inc.

André Desmarais	CITIC Pacific Limited	BELLUS Health Inc.
(formerly Neurochem, Inc.)
May 2006 - June 2009

Paul Desmarais, Jr.	TOTAL S.A.	* GDF Suez
LAFARGE S.A.

Mitchell T.G. Graye	Great-West Funds, Inc.

Alain Louvel	World Point Terminals, LP

R. Jeffrey Orr	PanAgora Asset Management, Inc.

Jerome J. Selitto		PHH Corporation
October 2009 - January 2012

Gregory D. Tretiak	PanAgora Asset Management, Inc.

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

John L. Bernbach

Mr. Bernbach is President of Engine USA, a media and marketing services company, which is a subsidiary of The Engine Group Ltd, headquartered in the U.K. Previously, he was the Chief Operating Officer. He was also a co-founder in 2003 of NTM (Not Traditional Media) Inc., a marketing and media advisory firm that worked with clients and media companies to develop strategies integrating nontraditional marketing solutions and new media models. Prior to that, Mr. Bernbach was Chairman and CEO of The Bernbach Group, an executive management consulting business. From 1995 to 2000, Mr. Bernbach served as Director and then CEO and Chairman of North American Television, which produced and distributed news and entertainment programming. In 1994, Mr. Bernbach launched the publication of luxury goods magazines in China, Japan, France and Spain. Prior to 1994, Mr. Bernbach spent 22 years at the advertising firm Doyle Dane Bernbach, the last eight as President/COO of DDB Needham Worldwide. Mr. Bernbach currently serves on the Boards of Putnam Investments, Cellfish Media and Casita Maria and as an advisor to The Blackstone Group.

André Desmarais

Mr. Desmarais is Co-Chairman of Power Financial and Deputy Chairman, President and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1983, he was Special Assistant to the Minister of Justice of Canada and an institutional investment counselor at Richardson Greenshields Securities Ltd. He has held a number of senior positions with Power group companies. Mr. Desmarais is a Director of Lifeco, Great-West Life, London Life, CLAC and Putnam Investments. He is a Director of IGM Financial Inc. (“IGM”), Investors Group Inc. (Investors Group”) and Mackenzie Inc. (“Mackenzie”). He is also a Director of Power Corporation, Power Financial, Pargesa Holding S.A. (“Pargesa”) in Europe, Power Pacific Corporation Limited and CITIC Pacific Ltd. in Asia. Mr. Desmarais is Honorary Chairman of the Canada China Business Council and is a member of several China-based organizations. Mr. Desmarais is active in cultural, health and other not-for-profit organizations. He is an Officer of the Order of Canada and of the National Order of Québec.

Paul Desmarais, Jr.

Mr. Desmarais is Co-Chairman of Power Financial and Chairman and Co-Chief Executive Officer of Power Corporation. Prior to joining Power in 1981, he was with S.G. Warburg & Co. in London, England, and with Standard Brands Incorporated in New York. He was Chairman of the Board of Power Financial from 1990 to 2005, Vice-Chairman of Power Financial from 1989 to 1990 and President and Chief Operating Officer of Power Financial from 1986 to 1989.  He was named to his present position with Power in 1996. He is a Director of Lifeco, Great-West Life, London Life, CLAC, Putnam Investments, IGM, Investors Group and Mackenzie. In Europe, he is also Vice-Chairman of the Board and Executive Director of Pargesa Holding SA, Vice-Chairman and Director of Groupe Bruxelles Lambert, and Director of GDF Suez, Total SA, Lafarge SA and SGS SA.  He was Vice-Chairman of the Board and a Director of Imerys until 2008. Mr. Desmarais is a member of the Advisory Council of the European Institute of Business Administration (INSEAD), Chairman of the Board of Governors of the International Economic Forum of the Americas, Founder and member of the International Advisory Committee of École des Hautes  Études Commerciales of Montréal, a Trustee and the Co-Chair of the International Advisory Council of the Brookings Institution (Washington), Founder and a member of the Principal’s International Advisory Board of the McGill University Faculty of Management in Montréal and a member of the Global Advisory Council of Harvard University.  He is also involved in charitable and community activities in Montréal.  In 2005, he was named an Officer of the Order of Canada, in 2009, he was named an Officer of the National Order of Québec and, in 2012, he was named Chevalier de la Légion d’honneur in France.  He has received Doctorates Honoris Causa from Université Laval, the Université de Montréal and McGill University.

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

Paul A. Mahon

Mr. Mahon is President and Chief Executive Officer of Lifeco, Great-West Life, London Life and CLAC, a position he has held since May, 2013. Prior to that he was President and Chief Operating Officer, Canada of Lifeco, Great-West Life, London Life, CLAC and Putnam Investments. Mr. Mahon has been with Great-West Life since 1986, and is a Director of Great-West Life, London Life and CLAC. He is a member of the Canadian Council of Chief Executives. Mr. Mahon also serves on the Boards of the Canadian Life and Health Insurance Association, CancerCare Manitoba Foundation and the Misericordia Health Centre Foundation and is a member of the United Way Resource Development Standing Committee.

Raymond L. McFeetors

Mr. McFeetors is Vice-Chairman of Power Financial. He was Chairman of the Board of the Company from July, 2008 until July, 2013 and of Lifeco, Great-West Life, London Life and CLAC from May, 2008 until May, 2013. Prior to that Mr. McFeetors was President and Chief Executive Officer of the Company, Lifeco, Great-West Life, London Life, and CLAC. Mr. McFeetors has been with Great-West Life since 1968, and is a Director of Great-West Life, London Life and CLAC. He is a Director of IGM, Investors Group and Mackenzie. Mr. McFeetors is also a Director of a number of national organizations in the health, education, cultural and business sectors. In 2002, he was appointed Honorary Colonel of The Royal Winnipeg Rifles. Also in 2002, he was awarded the Queen Elizabeth II Golden Jubilee Medal. Mr. McFeetors received an Honorary Doctorate of Laws from the University of Winnipeg in 2007.

Jerry E.A. Nickerson

Mr. Nickerson is Chairman of the Board of H.B. Nickerson & Sons Limited, a management and holding company based in North Sydney, Nova Scotia. He is also a Director of Putnam Investments. He has also served on the boards of various organizations, federal and provincial Crown corporations, and other public and private companies.

R. Jeffrey Orr

Mr. Orr has been Chairman of the Board of the Company since July, 2013 and of Lifeco, Great-West Life, London Life and CLAC since May, 2013. He is also President and Chief Executive Officer of Power Financial, a position he has held since May, 2005. From May, 2001 until May, 2005, Mr. Orr was President and Chief Executive Officer of IGM. Previously, he was Chairman and Chief Executive Officer of BMO Nesbitt Burns Inc. and Vice-Chairman, Investment Banking Group, Bank of Montreal. He is a Director of Great-West Life, London Life, CLAC and he is also a Director and Chairman of Putnam Investments. Mr. Orr is also a Director and Chairman of IGM, Investors Group and Mackenzie, and a Director of Power Financial and Power Corporation. He is active in a number of community and business organizations.

Michel Plessis-Bélair

Mr. Plessis-Bélair was Executive Vice-President and Chief Financial Officer of Power Financial and Vice-Chairman and Chief Financial Officer of Power Corporation until his retirement in January, 2008. He continues to serve as Vice-Chairman of Power Financial and Power Corporation. Before joining Power Corporation in 1986, he was Executive Vice-President and Director of Société générale de financement du Québec and prior to that he was Senior Vice-President of Marine Industries Ltd. Mr. Plessis-Bélair is a Director of Lifeco, Great-West Life, London Life, and CLAC. He is also a Director of IGM, Investors Group and Mackenzie. He is also a Director of Pargesa and Groupe Bruxelles Lambert. Mr. Plessis-Bélair is also a Director of Lallemand Inc. and Hydro-Québec.

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

Gregory D. Tretiak

Mr. Tretiak is Executive Vice-President and Chief Financial Officer of Power Corporation and Power Financial, positions he has held since May, 2012. From 1988 to May, 2012, he held various positions with IGM and Investors Group, most recently the position of Executive Vice President and Chief Financial Officer of IGM from April, 1999 to May, 2012. Mr. Tretiak is a Director of Lifeco, Great-West Life, London Life, and CLAC. Mr. Tretiak also serves on the Board of Directors of Putnam and PanAgora Asset Management, Inc. He is also a Director of IGM, Investors Group and Mackenzie. He holds a Bachelor of Arts in Economics and Political Science from the University of Winnipeg and is a Chartered Accountant, a Fellow of the Institute of Chartered Accountants of Manitoba and has been a Certified Financial Planner. Throughout his career, Mr. Tretiak has been an active member in professional industry groups including the Institute of Chartered Accountants, Financial Executives International, the Certified Financial Planners, and the Institute of Internal Auditors. He has served with national organizations such as the Investment Funds Institute of Canada, the Canadian

Chamber of Commerce Economic and Taxation Committee and the Canadian Institute of Chartered Accountants.

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

10.2  Identification of Executive Officers

Executive	Age	Officer from	Principal Occupation(s) for Last Five Years
Mitchell T.G. Graye President and Chief Executive Officer	58	1997	President and Chief Executive Officer of the Company

Charles P. Nelson President, Retirement Services	53	2008	President, Retirement Services of the Company

Robert K. Shaw Executive Vice President, Individual Markets	58	2008	Executive Vice President, Individual Markets of the Company

Ernie P. Friesen Senior Vice President and Chief Investment Officer, General Account	51	2013	Senior Vice President and Chief Investment Officer, General Account of the Company

William S. Harmon Senior Vice President, 401(k) Standard Markets	47	2013	Senior Vice President, 401(k) Standard Markets of the Company

Scot A. Miller Senior Vice President and Chief Information Officer	55	2008	Senior Vice President and Chief Information Officer of the Company

Richard G. Schultz Senior Vice President, General Counsel and Secretary	53	2008	Senior Vice President, General Counsel and Secretary of the Company

Catherine S. Tocher Senior Vice President and Chief Investment Officer, Separate Accounts	53	2013	Senior Vice President and Chief Investment Officer, Separate Accounts of the Company

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

The executive compensation programs consist of five primary components:

•                  base salary;

•                  annual incentive bonus;

•                  share units;

•                  options for Lifeco common shares; and

•                  retirement benefits.

The primary role of each of these components is presented in the table below:

Base Salary	Reflect skills, competencies, experience and performance of the Named Executive Officers
Annual Incentive Bonus	Reflect performance for the year
Share Units	More closely align the medium term interests of the Named Executive Officers with the interests of the shareholders
Stock Options	More closely align the long term interests of the Named Executive Officers with interests of the shareholders
Retirement Benefits	Provide for appropriate replacement income upon retirement based on years of service with the Company

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

A perquisites account of up to $5,500 is available to officers at the level of Senior Vice President and above for reimbursement of expenses such as club dues, employee recognition or other miscellaneous expenses.  In addition, these officers have available a one-time membership perquisite of up to $10,000.

The President and Chief Executive Officer receives a yearly car lease benefit.  Executive Vice Presidents receive a fixed car allowance of $800 per month.   Senior Vice Presidents receive a fixed car allowance of $600 per month.

11.2  Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company and based on such review and discussions, recommends to the Board of Directors that the Compensation and Analysis be included in this Form 10-K.

Compensation Committee Members:

R. J. Orr (Chairman)

A. Desmarais

P. Desmarais, Jr.

P.A. Mahon

B.E. Walsh

11.3  Compensation Committee Interlocks and Insider Participation

R.L. McFeetors retired as President and Chief Executive Officer of the Company effective May 1, 2008.  Mr. McFeetors was a member of the Compensation Committee until July 25, 2013.

11.4  Summary Compensation Table

The following table sets out compensation earned in 2013 by the individuals who (i) served as Chief Executive Officer or Chief Financial Officer of the Company during 2013; and (ii) were the other three most highly compensated executive officers of the Company at December 31, 2013 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Mitchell T.G. Graye (1)	2013	999,615	—	706,246	558,144	1,499,423	1,669,624	156,956	5,590,008
President and	2012	969,615	—	748,403	516,420	1,454,423	4,354,499	154,837	8,198,197
Chief Executive Officer	2011	942,029	—	693,751	483,963	1,413,043	638,315	159,427	4,330,528

James H. Van Harmelen (2)	2013	277,785	—	95,565	61,104	201,283	—	17,657	653,394
Senior Vice President and	2012	280,554	—	31,732	55,062	198,885	—	16,450	582,683
Chief Financial Officer	2011	82,500	—	166,718	125,218	57,337	—	13,585	445,358

Charles P. Nelson	2013	677,373	—	285,055	194,256	674,528	8,095	80,658	1,919,965
President, Great-West	2012	659,208	—	255,797	175,788	645,826	894,424	80,533	2,711,576
Retirement Services	2011	642,419	—	282,405	170,004	579,334	586,536	80,292	2,340,990

Robert K. Shaw	2013	499,177	—	192,652	143,640	449,608	340,254	21,475	1,646,806
Executive Vice President	2012	478,781	—	147,084	128,592	445,266	2,064,098	21,350	3,285,171
Individual Markets	2011	458,100	—	191,432	121,562	361,899	487,301	20,995	1,641,289

William S. Harmon	2013	399,292	—	144,928	83,904	274,513	—	19,075	921,712
Senior Vice President,	2012	388,331	—	150,216	75,924	291,248	257,873	18,760	1,182,352
401(k) Standard Markets	2011	367,286	—	62,282	36,560	258,386	148,381	18,825	891,720

(1)             In addition to serving as President and Chief Executive Officer, Mr. Graye acted as the principal financial officer of the Company in 2013 until August 12, 2013.

(2)             Mr. Van Harmelen joined the Company on September 7, 2011 as Senior Vice President and Corporate Controller.  He was appointed Senior Vice President and Chief Financial Officer on August 12, 2013.  Mr. Van Harmelen passed away on January 5, 2014.

(3)             This relates to share units granted under the Executive Share Unit Plan.  The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

(4)             This relates to Lifeco options granted under the Lifeco Option Plan. The amounts are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For further information, see Note 19 to the Company’s December 31, 2013 Financial Statements contained in Item 8 of this Form 10-K.

(5)             These are bonuses earned under the Annual Incentive Bonus Plan.

(6)             The change in pension value and nonqualified deferred compensation earnings are as follows:

(a)              Mr. Graye had a change in actuarial present value under the Defined Benefit Plan of negative $9,938 and a change in actuarial present value under the SERP of $1,669,624.

(b)             Mr. Nelson had a change in actuarial present value under the Defined Benefit Plan of negative $102,128, a change in actuarial present value under the SERP of $3,592 and above market earnings under the EDCP of $4,503.  For each of the Named Executive Officers participating in the EDCP, above average earnings equaled total earnings less 3.98% of total earnings (3.98% being 120% of the applicable federal long-term rate at December 31, 2013).

(c)              Mr. Shaw had a change in actuarial present value under the Defined Benefit Plan of negative $84,635, a change in actuarial present value under the SERP of $333,957 and above market earnings under the EDCP of $6,297.

(d)             Mr. Harmon had a change in actuarial present value under the Defined Benefit Plan of negative $83,107.

(7)             The components of other compensation for each of the Named Executive Officers are as follows:

(a)              Mr. Graye received (i) a car lease benefit of $10,919; (ii) a perquisites account reimbursement of $5,500; (iii) a 401(k) Plan employer contribution of $6,375; and (iv) $134,162 in respect of directors’ fees.

(b)             Mr. Van Harmelen received (i) a car allowance of $7,200; (ii) a perquisites account reimbursement of $5,737; (iii) a 401(k) Plan employer contribution of $4,720.

(c)              Mr. Nelson received (i) a housing benefit of $59,183 (determined by calculating a lost investment return on the money used by the Company to contribute toward the purchase of a house for use by Mr. Nelson equal to the 30-year agency mortgage backed security rate of 6.07% in effect on June 9, 2008, the purchase date, less a 35% corporate tax rate on income earned); (ii) a car allowance of $9,600; (iii) a perquisites account reimbursement of $5,500; and (iv) a 401(k) Plan employer contribution of $6,375.

(d)             Mr. Shaw received (i) a car allowance of $9,600; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) Plan employer contribution of $6,375.

(e)              Mr. Harmon received (i) a car allowance of $7,200; (ii) a perquisites account reimbursement of $5,500; and (iii) a 401(k) plan employer contribution of $6,375.

11.5   Grants of Plan-Based Awards for 2013

1.  Table

The following table sets out information with respect to grants to the Named Executive Officers under the Annual Incentive Bonus Plan, Executive Share Unit Plan and Lifeco Option Plan.

Name	Thresholds ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)(3)	Grant Date Fair Value of Stock and Option Awards ($)
M.T.G. Graye	—	999,615	1,499,423	30,603	122,400	26.34	1,264,390

J.H. Van Harmelen	—	208,338	208,338	4,141	13,400	26.34	156,669

C.P. Nelson	—	677,373	677,373	12,352	42,600	26.34	479,311

R.K. Shaw	—	499,177	499,177	8,348	31,500	26.34	336,292

W.S. Harmon	—	299,469	299,469	6,280	18,400	26.34	228,832

(1)         These are Executive Share Units granted under the Executive Share Unit Plan.  The grant date was January 1, 2013.  The Company’s Compensation Committee approved the grants on February 5, 2013.

(2)        These are Lifeco options granted under the Lifeco Option Plan.  The grant date was March 1, 2013.  The Lifeco Compensation Committee approved the grants on February 5, 2013.

(3)         Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at 1.00/1.03 which was Lifeco’s average rate for the year (the “Conversion Rate”).

2.  Narrative Description of the Annual Incentive Bonus Plan

Under the Annual Incentive Bonus Plan, bonus opportunity is expressed as a percentage of base salary and varies by office.  The President and Chief Executive Officer, Executive Vice Presidents, and Senior Vice Presidents can earn bonuses of up to 150%, 100%, and 75% respectively, of base salary if all targets and objectives are met. For individuals promoted during the year, the bonus opportunity for the year is prorated based on the different percentages applicable to the two positions held.

Bonus amounts are established against each target or objective.  If objectives are not met, the President and Chief Executive Officer is not entitled to any bonus.  Lower bonus amounts may be earned by Executive Vice Presidents and Senior Vice Presidents on partial achievement of bonus objectives.

For 2013:

(i)                           M.T.G. Graye had an opportunity to earn 100% of base salary earned in 2013 if earnings targets were met and up to 150% of base salary earned in 2013 if earnings targets were exceeded by specified amounts;

(ii)                        J.H. Van Harmelen had an opportunity to earn 75% of base salary earned in 2013 — 40% based on earnings targets, 7.5% based on expense related targets, 5.5% based on sales related targets and 22% base on specific individual objectives;

(iii)                     C.P. Nelson had an opportunity to earn up to 100% of base salary earned in 2013 -  55% based on earnings targets, 10% based on expense related targets, 21% based on sales related targets and 14% based on specific individual objectives;

(iv)                    R.K. Shaw had an opportunity to earn up to 100% of base salary earned in 2013 - 55% based on earnings targets, 10% based on expense related targets, 17.5% based on sales related targets and 17.5% based on specific individual objectives; and

(v)                       W.S. Harmon had an opportunity to earn up to 75% of base salary earned in 2013 - 40% based on earnings targets, 7.5% based on expense related targets, 22% based on sales related targets and 5.5% based on specific individual objectives.

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

11.6  Outstanding Equity Awards at 2013 Fiscal Year End

The following table sets out Lifeco options held by the Named Executive Officers under the Lifeco Option Plan, and Executive Share Units held by the Named Executive Officers under the Executive Share Unit Plan, as of December 31, 2013.

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(9)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(12)

M.T.G. Graye	280,000	—		28.97	December 14, 2015	41,541	(10)	1,320,842
	153,999	121,001	(2)	30.36	May 13, 2018	31,905	(11)	1,014,455
	42,360	63,540	(6)	26.37	February 28, 2021
	30,200	120,800	(7)	22.49	February 28, 2022
	—	122,400	(8)	26.34	February 28, 2023

J.H. Van Harmelen (1)	27,400	—		21.10	January 5, 2016
	16,100	—		22.49	January 5, 2016
	13,400	—		26.34	January 5, 2016

C.P. Nelson	77,728	32,272	(3)	36.14	February 28, 2017	14,198	(10)	451,441
	61,599	48,401	(4)	27.76	March 24, 2018	12,878	(11)	409,470
	14,880	22,320	(6)	26.37	February 28, 2021
	10,280	41,120	(7)	22.49	February 28, 2022
	—	42,600	(8)	26.34	February 28, 2023

R.K. Shaw	30,840	20,560	(5)	26.34	February 29, 2020	8,164	(10)	259,583
	10,640	15,960	(6)	26.37	February 28, 2021	8,703	(11)	276,722
	7,520	30,080	(7)	22.49	February 28, 2022
	—	31,500	(8)	26.34	February 28, 2023

W.S. Harmon	4,740	3,160	(5)	26.34	February 29, 2020	8,338	(10)	265,116
	3,200	4,800	(6)	26.37	February 28, 2021	6,547	(11)	208,169
	4,440	17,760	(7)	22.49	February 28, 2022
	—	18,400	(8)	26.34	February 28, 2023

(1)         Upon his death, Mr. Van Harmelen’s unvested options were vested and are exercisable within two years from his date of death.

(2)         These options vest as follows: 40,333 on each of May 13, 2014 and 2015; and 40,335 on November 13, 2015.

(3)         These options vest as follows: 16,132 on February 28, 2014; and 16,140 on August 28, 2014.

(4)         These options vest as follows: 16,133 on each of March 25, 2014 and 2015; and 16,135 on September 25, 2015.

(5)         These options vest 20% of the total grant of each of March 1, 2014 and 2015.

(6)         These options vest 20% of the total grant on each of March 1, 2014, 2015, and 2016.

(7)         These options vest 20% of the total grant on each of March 1, 2014, 2015, 2016, and 2017.

(8)         These options vest 20% of the total grant on each of March 1, 2014, 2015, 2016, 2017 and 2018.

(9)         Lifeco options are issued with an exercise price in Canadian dollars, which have been translated to U.S. dollars at the Conversion Rate.

(10)  These Executive Share Unit grants vest on December 31, 2014.

(11)  These Executive Share Unit grants vest on December 31, 2015.

(12)  The market value of Executive Share Units held as of December 31, 2013 is based on the year-end closing price of Lifeco common shares on the Toronto Stock Exchange, translated into U.S. dollars at the Conversion Rate.

11.7  Option Exercises and Stock Vested for 2013

The following table sets out Lifeco options exercised by, and Executive Share Units vested for, the Named Executive Officers in 2013.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
M.T.G. Graye	—	—	31,944	965,047
J.H. Van Harmelen (1)	—	—	18,830	568,837
C.P. Nelson	—	—	13,003	392,842
R.K. Shaw	—	—	8,814	266,293
W.S. Harmon	—	—	2,867	86,638

(1)              Upon his death, Mr. Van Harmelen’s outstanding Executive Share Units were vested and paid out.

11.8  Pension Benefits for 2013

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the Defined Benefit Plan and the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

M.T.G. Graye	Defined Benefit Plan	21	603,031	—
	SERP	21	8,103,803	—

C.P. Nelson	Defined Benefit Plan	31	1,106,352	—
	SERP	31	1,944,553	—

R.K. Shaw	Defined Benefit Plan	36	1,490,329	—
	SERP	36	2,912,754	—

W.S. Harmon	Defined Benefit Plan	27	731,490	—

(1)         The amounts shown in the table are calculated according to the terms of the plans based on age and years of service as of December 31, 2013.  These amounts are based on pay through December 31, 2013.  The assumptions used for these calculations are consistent with actuarial valuations of the plans.  The present value of accumulated benefit under the plans equals the actuarial present value of the annuity earned as of

December 31, 2013, payable at age 65 for the Defined Benefit Plan and age 62 for the SERP, discounted to December 31, 2013 at the applicable discount rate for December 31, 2013.  Benefits calculated under the SERP are the termination benefit.

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

11.9  Nonqualified Deferred Compensation for 2013

1.  Table

The following table sets out information with respect to the participation of the Named Executive Officers in the NQDCP and/or EDCP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls or Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

C.P. Nelson	EDCP	—	22,569	—	467,800

R.K. Shaw	NQDCP	—	110,614	—	432,603
	EDCP	91,874	31,438	—	665,768

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

11.10  Compensation of Company Directors for 2013

1.  Table

The Company compensates Directors who are not also Directors of Lifeco (“Company Directors”).  The following sets out compensation earned in 2013 by the Company Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J.L. Bernbach	66,000	50,000	162	116,162

M.T.G. Graye	84,000	50,000	162	134,162

A. Louvel	83,000	50,000	162	133,162

J.E.A. Nickerson	79,000	50,000	162	129,162

(1)         Mr. Bernbach, Mr. Louvel and Mr. Nickerson received their payment in cash.  Mr. Graye received his payment in Deferred Share Units under the voluntary component of the Company’s Director Deferred Share Unit Plan (“DSUP”).  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)         These amounts represent Deferred Share Units granted under the mandatory component of the DSUP.  The value for these Deferred Share Units is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

As of December 31, 2013, Mr. Bernbach held 16,924 Deferred Share Units, Mr. Graye held 35,121 Deferred Share Units, Mr. Louvel held 16,734 Deferred Share Units and Mr. Nickerson held 18,632 Deferred Share Units.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

12.1  Security Ownership of Certain Beneficial Owners

Set forth below is certain information, as of January 1, 2014, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company.  The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

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

(6)        67% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

(7)         65.78% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(8)         100% of the outstanding common shares of 171263 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montréal, Québec, Canada H2Y 2J3.

(9)         The Desmarais Family Residuary Trust, c/o San Palo Investments Corporation, 759 Victoria Square, Suite 520, Montréal, Québec, Canada H2Y 2J7, directly and through a group of private holding companies which it controls, has voting control of Power Corporation of Canada.

As a result of the chain of ownership described in paragraphs (1) through (9) above, each of the entities and persons listed in paragraphs (1) through (9) would be considered under Rule 13d-3 of the Exchange Act to be a “beneficial owner” of 100% of the outstanding voting securities of the Company.

12.2  Security Ownership of Management

The following tables set out the number of equity securities and exercisable options for equity securities of the Company or any of its parents or subsidiaries, beneficially owned, as of January 1, 2014, by (i) the directors of the Company (ii) the Named Executive Officers and (iii) the directors and executive officers of the Company as a group.

Directors	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

J.L. Bernbach	—	—	—

A. Desmarais	350,000	43,200	558,589 2,024,950 options

P. Desmarais, Jr.	100,000	—	71,881 2,024,950 options

M.T.G. Graye	8,474 506,559 options	75,000	—

A. Louvel	—	—	—

Paul A. Mahon	130,831	—	—

R.L. McFeetors	2,407,303 1,500,000 options	170,500 650,666 options	18,855

J.E.A. Nickerson	20,000	40,000	40,000

R.J. Orr	20,000	400,400 3,639,612 options

M. Plessis-Bélair	40,000	6,000	162,426 287,975 options

H.P. Rousseau	2,800	5,400	6,734 457,144 options

R. Royer	15,000	174,000	—

J. J. Selitto	—	—	—

G.D. Tretiak	—	—	2,889

B.E. Walsh	—	—	—

Named Executive Officers	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)

M.T.G. Graye	8,474 506,559 options	75,000	—

J.H. Van Harmelen	—	—	—
56,900 options

C.P. Nelson	27,725 164,487 options	—	—

R.K. Shaw	40,096 49,000 options	—	—

W.S. Harmon	2,441 12,380 options	—	—

Directors and Executive Officers as a Group	Great-West Lifeco Inc. (1)	Power Financial Corporation (2)	Power Corporation of Canada (3)
	3,164,670 2,382,802 options	914,500 4,290,278 options	861,374 4,795,019 options

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

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.3% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

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

Item 14.

Principal Accounting Fees and Services

14.1  Principal Accounting Fees

For the years ended December 31, 2013 and 2012, professional services were performed by Deloitte & Touche LLP (“D&T”).  The total fees for these services were $7,334,000 and $7,258,300 for the years ended December 31, 2013 and 2012, respectively, and were composed of the following:

Audit fees - The aggregate fees billed for the audit of the Company’s and its subsidiaries’ annual financial statements for the fiscal years ended December 31, 2013 and 2012, and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q, were $6,522,400 and $6,322,700, respectively.

Audit related fees - The aggregate fees billed for audit related services for the fiscal years ended December 31, 2013 and 2012 were $811,600 and $917,600, respectively.  These services included Statement of Auditing Standards No, 70 internal control reports and audits of the Company’s employee benefit plans.

Tax fees - The aggregate fees billed for tax services for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.  These services included tax compliance services for the Company’s affiliated mutual fund, Great-West Funds, Inc., as well as tax planning and compliance services for the Company and its subsidiaries.

All other fees - The aggregate fees for services not included above were $0 and $18,000 for the years ended December 31, 2013 and 2012, respectively.

14.2  Pre-approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by D&T.  Each year, the Audit Committee receives a schedule of the audit, audit-related and tax services that it is asked to approve for the year before D&T may be engaged.

None of the services described in this Item 14 were approved by the Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, the de minimis safe harbor exemption from pre-approval requirements.  The amount of hours expended on D&T’s audit of the Company’s financial statements for 2013 attributable to work performed by persons other than D&T’s full-time, permanent employees was less than 50%.

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

15.2          Index to Exhibits

Exhibit Number	Title	Page
3(i)	Amended and Restated Articles of Incorporation of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(i) to Registrant’s Form 10-K for the year ended December 31, 2006

3(ii)	Bylaws of Great-West Life & Annuity Insurance Company Filed as Exhibit 3(ii) to Registrant’s Form 10-K for the year ended December 31, 2006

10	Material Contracts

10.1	Great-West Lifeco Inc. Stock Option Plan effective May 2, 2013 and filed herewith

10.2	Supplemental Executive Retirement Plan Filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.3	Executive Deferred Compensation Plan Filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.4	Deferred Share Unit Plan Filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference

10.5	Executive Long-Term Disability Plan Filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference

10.6

Nonqualified Deferred Compensation Plan Filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009; amended by filing on Form 10-Q as Exhibit 10.6 for the period ending March 31, 2012 and incorporated herein by reference

10.7	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated December 6, 1997 and incorporated herein by reference

10.8	Asset and Stock Purchase Agreement Filed as Exhibit 99.9 by way of a Form 8-K dated November 26, 2007 and incorporated herein by reference

10.9	Share Unit Plan effective January 1, 2011 Filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference

21	Subsidiaries of Great-West Life & Annuity Insurance Company filed herewith

24	Directors’ Power of Attorney filed herewith; and filed as Exhibit 24 to Registrant’s Form 10-K for the years ended December 31, 2011 and December 31, 2012, and incorporated herein by reference

31.1	Section 302 Certification of the Chief Executive Officer and Principal Financial Officer filed herewith

31.2	Section 302 Certification of the Chief Accounting Officer filed herewith

32	Section 906 Certification of the Chief Executive Officer and Principal Financial Officer and Chief Accounting Officer filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

/s/ Mitchell T.G. Graye
Mitchell T.G. Graye, President and Chief Executive Officer and Principal Financial Officer

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Mitchell T.G. Graye	March 7, 2014
Mitchell T.G. Graye
President and Chief Executive Officer and Principal Financial Officer
and a Director

/s/ Rebecca M. Southall	March 7, 2014
Rebecca M. Southall
Vice President and Principal Accounting Officer

/s/ John L. Bernbach *	March 7, 2014
John L. Bernbach, Director

/s/ André Desmarais *	March 7, 2014
André Desmarais, Director

	Signature and Title	Date

	/s/ Paul Desmarais, Jr. *	March 7, 2014
Paul Desmarais, Jr., Director

	/s/ Alain Louvel *	March 7, 2014
Alain Louvel, Director

	/s/ Paul A. Mahon*	March 7, 2014
Paul A. Mahon, Director

	/s/ Raymond L. McFeetors *	March 7, 2014
Raymond L. McFeetors, Director

	/s/ Jerry E.A. Nickerson *	March 7, 2014
Jerry E.A. Nickerson, Director

	/s/ R. Jeffrey Orr *	March 7, 2014
R. Jeffrey Orr, Chairman of the Board

	/s/ Michel Plessis-Bélair *	March 7, 2014
Michel Plessis-Bélair, Director

	/s/ Henri-Paul Rousseau *	March 7, 2014
Henri-Paul Rousseau, Director

	/s/ Raymond Royer *	March 7, 2014
Raymond Royer, Director

	/s/ Jerome J. Selitto *	March 7, 2014
Jerome J. Selitto, Director *

	/s/ Gregory D. Tretiak *	March 7, 2014
Gregory D. Tretiak, Director

	/s/ Brian E. Walsh *	March 7, 2014
Brian E. Walsh, Director

* By:	/s/ Richard G. Schultz	March 7, 2014
Richard G. Schultz
Attorney-in-fact pursuant to filed Power of Attorney