Form 10-Q
period 2014-03-31
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2014-05-14
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐         No ☒

As of May 1, 2014, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information

Item1.    Interim Financial Statements

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $15,614,905 and $17,807,359)	$16,569,435	$18,469,544
Fixed maturities, held for trading, at fair value (amortized cost $352,598 and $333,892)	358,686	336,055
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,182,905	3,134,255
Policy loans	4,182,605	4,185,472
Short-term investments, available-for-sale (amortized cost $2,662,176 and $294,287)	2,662,176	294,287
Limited partnership and other corporation interests	69,585	79,236
Other investments	17,476	17,574
Total investments	27,042,868	26,516,423

Other assets:
Cash	14,937	7,491
Reinsurance receivable	589,069	588,533
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	319,199	343,288
Investment income due and accrued	299,530	270,024
Collateral under securities lending agreements	95,997	18,534
Due from parent and affiliates	54,171	91,057
Goodwill	105,255	105,255
Other intangible assets	14,394	15,155
Other assets	722,779	707,856
Assets of discontinued operations	28,183	29,007
Separate account assets	27,355,843	26,630,904
Total assets	$56,642,225	$55,323,527

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2014	December 31, 2013

Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$24,874,693	$24,609,155
Policy and contract claims	345,645	345,261
Policyholders’ funds	315,441	345,689
Provision for policyholders’ dividends	62,715	62,797
Undistributed earnings on participating business	17,850	10,776
Total policy benefit liabilities	25,616,344	25,373,678

General liabilities:
Due to parent and affiliates	548,295	541,793
Commercial paper	98,691	98,990
Payable under securities lending agreements	95,997	18,534
Deferred income tax liabilities, net	201,807	106,849
Other liabilities	667,440	648,040
Liabilities of discontinued operations	28,183	29,007
Separate account liabilities	27,355,843	26,630,904
Total liabilities	54,612,600	53,447,795

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	774,792	774,115
Accumulated other comprehensive income	497,020	345,754
Retained earnings	750,781	748,831
Total stockholder’s equity	2,029,625	1,875,732
Total liabilities and stockholder’s equity	$56,642,225	$55,323,527

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2014 and 2013

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues:
Premium income	$131,854	$178,321
Fee income	166,513	146,946
Other revenue	—	7,355
Net investment income	300,023	285,362
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(688)	(420)
Other-than-temporary (gains) losses transferred to other comprehensive loss	—	(434)
Other realized investment gains (losses), net	27,597	15,593
Total realized investment gains (losses), net	26,909	14,739
Total revenues	625,299	632,723
Benefits and expenses:
Life and other policy benefits	149,889	145,592
Increase in future policy benefits	4,580	45,272
Interest credited or paid to contractholders	132,133	126,931
Provision for policyholders’ share of (losses) earnings on participating business	(352)	4,979
Dividends to policyholders	20,129	21,852
Total benefits, net	306,379	344,626
General insurance expenses	164,086	158,476
Amortization of DAC and VOBA	403	15,506
Interest expense	9,326	9,339
Total benefits and expenses, net	480,194	527,947
Income before income taxes	145,105	104,776
Income tax expense	50,354	37,941
Net income	$94,751	$66,835

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2014 and 2013

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$94,751	$66,835
Components of other comprehensive income (loss)
Unrealized holding gains (losses) arising on available-for-sale fixed maturity investments	311,298	(41,181)
Unrealized holding gains (losses) arising on cash flow hedges	884	23,948
Reclassification adjustment for (gains) losses realized in net income	(22,218)	(24,580)
Net unrealized gains (losses) related to investments	289,964	(41,813)
Future policy benefits, DAC and VOBA adjustments	(57,248)	15,359
Other comprehensive income (loss) before income taxes	232,716	(26,454)
Income tax expense (benefit) related to items of other comprehensive income	81,450	(9,259)
Other comprehensive income (loss) (1)	151,266	(17,195)
Total comprehensive income (loss)	$246,017	$49,640

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale, net of future policy benefits, DAC and VOBA adjustments and income taxes,  in the amounts of $1,772 and $3,726 for the three months ended March 31, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Stockholder’s Equity

Three Months Ended March 31, 2014 and 2013

(In Thousands)

(Unaudited)

	Three months ended March 30, 2014
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				94,751	94,751
Other comprehensive income (loss), net of income taxes			151,266		151,266
Dividends				(92,801)	(92,801)
Capital contribution - stock-based compensation		650			650
Income tax benefit on stock options exercised		27			27
Balances, March 31, 2014	$7,032	$774,792	$497,020	$750,781	$2,029,625

	Three months ended March 31, 2013
			Accumulated
		Additional	other
	Common	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				66,835	66,835
Other comprehensive income (loss), net of income taxes			(17,195)		(17,195)
Dividends				(44,435)	(44,435)
Capital contribution - stock-based compensation		608			608
Income tax benefit on stock-based compensation		32			32
Balances, March 31, 2013	$7,032	$771,681	$618,504	$744,925	$2,142,142

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
		(Restated, See Note 2)
Net cash provided by operating activities	$112,280	$352,059

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	2,648,898	2,273,076
Mortgage loans on real estate	40,355	23,305
Limited partnership interests, other corporation interests and other investments	4,574	11,314
Purchases of investments:
Fixed maturities, available-for-sale	(409,356)	(918,045)
Mortgage loans on real estate	(89,239)	(39,877)
Limited partnership interests, other corporation interests and other investments	(606)	(669)
Net change in short-term investments	(2,367,889)	(1,659,437)
Net change in policy loans	(18)	69
Purchases of furniture, equipment and software	(5,365)	(3,211)
Net cash used in investing activities	(178,646)	(313,475)

Cash flows from financing activities:
Contract deposits	576,724	459,640
Contract withdrawals	(436,178)	(499,091)
Change in due to/from parent and affiliates	43,388	(10,296)
Dividends paid	(92,801)	(44,435)
Proceeds from financing element derivatives	—	45,031
Payments for and interest (paid) received on financing element derivatives, net	(4,029)	(2,647)
Net commercial paper borrowings	(299)	(1,201)
Change in book overdrafts	(13,020)	9,554
Income tax benefit of stock option exercises	27	32
Net cash provided by (used in) financing activities	73,812	(43,413)

Net increase (decrease) in cash	7,446	(4,829)
Cash, beginning of year	7,491	11,387
Cash, end of period	$14,937	$6,558

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
		(Restated, See Note 2)
Supplemental disclosures of cash flow information:
Net cash (paid) received during the year for:
Income taxes	$30,969	$14,262
Interest	(68)	(81)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$650	$608
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 4)	—	(44,104)
Policy loans acquired in reinsurance termination (See Note 4)	—	(6,468)

See notes to condensed consolidated financial statements.	(Concluded)

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and the accounts of its subsidiaries over which it exercises control and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2013, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2014, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2014, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of unearned revenue liabilities (“URL”), valuation of policy benefit liabilities, valuation of employee benefits plan obligation and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

2.  Restatement of the March 31, 2013 Statements of Cash Flows

The accompanying statements of cash flows for the three months ended March 31, 2013 has been restated to reflect the following corrections of misstatements identified subsequent to the issuance of the March 31, 2013 quarterly financial statements:

•                      During the fourth quarter of 2013, the Company recorded a cumulative out-of-period adjustment in connection with certain derivative instruments not qualifying for hedge accounting due to ineffectiveness. These derivative instruments were deemed to have a financing element at inception which should be classified as a financing activity instead of an operating activity within the statement of cash flows.  As a result, net cash provided by operating activities was overstated by $42,384 and net cash provided by financing activities was understated by the same amount for the three months ended March 31, 2013. The Company believes the effects of this error are immaterial to the prior period.

•                      The Company holds certain forward settling to be announced (“TBA”) securities that are accounted for as derivative instruments as the Company does not regularly accept delivery of such securities when issued.  In certain limited circumstances, the Company will accept delivery of the securities from one broker and then immediately deliver the securities to another broker.  In these limited circumstances, the Company recorded the purchase and sale of the securities as an equal and offsetting purchase and sale of investments in the net cash provided by investing activities.  Because the Company did not hold the securities as an investment, the cash flows should be accounted for net within operating activities.  As a result of this misstatement, both proceeds from sales, maturities and redemptions of investments and purchases of investments were overstated by $1,360,676 for the three months ended March 31, 2013. The Company believes the effects of this error are immaterial to the prior period.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes the effect of the adjustments the Company made to its financial statements:

	As previously reported	Adjustments	As restated
Statements of Cash Flows
Net cash provided by operating activities	$394,443	$(42,384)	$352,059
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,633,752	(1,360,676)	2,273,076
Purchases of investments:
Fixed maturities, available-for-sale	(2,278,721)	1,360,676	(918,045)
Proceeds from financing element derivatives	—	45,031	45,031
Payments for and interest (paid) received on financing element derivatives, net	—	(2,647)	(2,647)
Net cash provided by financing activities	(85,797)	42,384	(43,413)

3.  Application of Recent Accounting Pronouncements

Future adoption of new accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU No. 2014-01”). ASU No. 2014-01 permits reporting entities to make an accounting election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. The Company uses the effective yield method for its investments in qualified affordable housing projects. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company seeks approval from the Colorado Insurance Commissioner.  During the three months ended March 31, 2014 and 2013, the Company paid dividends of $92,801 and $44,435, respectively, to its parent, GWL&A Financial.

5.  Related Party Transactions

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.  As a result of that termination, on January 1, 2013, the Company recorded the following increases (decreases) in its statement of income in connection with the termination of the reinsurance agreement:

Premium income	$42,297
Other revenue	7,355
Total	49,652

Increase in future policy benefits	41,297
Dividends to policyholders	1,000
Total	42,297

Participating policyholders’ net income before income taxes	7,355
Income tax expense	2,574
Participating policyholders’ income	4,781

Provision for policyholders’ share of earnings on participating business	4,781
Net income available to shareholder	$—

Participating policyholders share in the financial results of the participating business in the form of policyholder dividends.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The participating policyholder earnings that cannot be distributed to the Company’s shareholder and have not been distributed to participating policyholders are not included in the Company’s net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s balance sheets.  As such, the transaction above had no impact on net income available to the Company’s shareholder.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

6.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	March 31, 2014
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$869,362	$49,369	$6,482	$912,249	$—
Obligations of U.S. states and their subdivisions	1,833,739	230,402	7,107	2,057,034	—
Foreign government securities	2,577	—	13	2,564	—
Corporate debt securities (2)	10,467,062	670,107	130,282	11,006,887	(2,574)
Asset-backed securities	1,480,864	143,357	18,909	1,605,312	(103,259)
Residential mortgage-backed securities	226,792	10,902	3,177	234,517	(297)
Commercial mortgage-backed securities	723,020	23,082	6,347	739,755	—
Collateralized debt obligations	11,489	12	384	11,117	—
Total fixed maturities	$15,614,905	$1,127,231	$172,701	$16,569,435	$(106,130)

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

(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $131,957.

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

	March 31, 2014
	Amortized cost	Estimated fair value
Maturing in one year or less	$549,343	$578,736
Maturing after one year through five years	3,374,455	3,667,227
Maturing after five years through ten years	3,791,476	4,034,551
Maturing after ten years	4,801,497	5,008,965
Mortgage-backed and asset-backed securities	3,098,134	3,279,956
	$15,614,905	$16,569,435

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three months ended March 31,
	2014	2013
Proceeds from sales	$2,239,661	$3,301,164
Gross realized gains from sales	19,773	33,213
Gross realized losses from sales	1,062	7,276

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	March 31, 2014	December 31, 2013
Principal	$3,174,070	$3,124,626
Unamortized premium (discount) and fees, net	11,725	12,519
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,182,905	$3,134,255

The following table summarizes the recorded investment of the mortgage loan portfolio by risk assessment category:

	March 31, 2014	December 31, 2013
Performing	$3,180,766	$3,137,145
Non-performing	5,029	—
Total	$3,185,795	$3,137,145

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following table summarizes activity in the mortgage provision allowance:

	Three months ended March 31, 2014	Year ended December 31, 2013
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	—	273
Charge-off	—	(273)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,185,795	$3,137,145
Individually evaluated for impairment	13,771	13,906
Collectively evaluated for impairment	3,172,024	3,123,239

The table below summarizes the recorded investment of the mortgage loan portfolio by aging category:

	Current	Loan balances 30-59 days past due	Loan balances 60-89 days past due	Loan balances greater than 90 days past due or in process of foreclosure	Total portfolio balance
Commercial mortgages:
March 31, 2014	$3,178,202	$7,593	$—	$—	$3,185,795
December 31, 2013	3,137,145	—	—	—	3,137,145

Limited partnership and other corporation interests — At March 31, 2014 and December 31, 2013, the Company had $69,585 and $79,236, respectively, invested in limited partnership and other corporation interests. Included in limited partnership interests are investments in low-income housing partnerships that qualify for federal and state tax credits and ownership interests in pooled investment funds.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $23,745 and $31,563 at March 31, 2014 and December 31, 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,371 and $14,072 at March 31, 2014 and December 31, 2013, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $99,835 and $28,178 and estimated fair values of $100,016 and $27,166 were on loan under the program at March 31, 2014 and December 31, 2013, respectively.  The Company received restricted cash of $95,997 and $18,534 and securities with a fair value of $6,611 and $9,424 as collateral at March 31, 2014 and December 31, 2013, respectively.

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	March 31, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$173,157	$5,708	$16,931	$774	$190,088	$6,482
Obligations of U.S. states and their subdivisions	205,330	6,914	880	193	206,210	7,107
Foreign government securities	2,565	13	—	—	2,565	13
Corporate debt securities	1,734,823	61,149	604,637	69,133	2,339,460	130,282
Asset-backed securities	189,404	4,725	287,434	14,184	476,838	18,909
Residential mortgage-backed securities	3,179	241	23,001	2,936	26,180	3,177
Commercial mortgage-backed securities	83,630	2,974	50,190	3,373	133,820	6,347
Collateralized debt obligations	11,088	384	—	—	11,088	384
Total fixed maturities	$2,403,176	$82,108	$983,073	$90,593	$3,386,249	$172,701

Total number of securities in an unrealized loss position		276		116		392

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,399,373	$23,156	$5,192	$217	$2,404,565	$23,373
Obligations of U.S. states and their subdivisions	214,979	16,713	837	239	215,816	16,952
Foreign government securities	2,603	14	—	—	2,603	14
Corporate debt securities	2,632,093	144,367	511,376	79,165	3,143,469	223,532
Asset-backed securities	305,377	12,763	305,740	16,387	611,117	29,150
Residential mortgage-backed securities	32,131	3,454	1,011	19	33,142	3,473
Commercial mortgage-backed securities	177,395	6,703	48,825	4,812	226,220	11,515
Collateralized debt obligations	—	—	12,356	213	12,356	213
Total fixed maturities	$5,763,951	$207,170	$885,337	$101,052	$6,649,288	$308,222

Total number of securities in an unrealized loss position		458		109		567

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Fixed maturity investments — Total unrealized losses and OTTI decreased by $135,521, or 44%, from December 31, 2013 to March 31, 2014.  The majority, or $125,062, of the decrease was in the less than twelve months category.  The decrease in unrealized losses was across most asset classes and reflects lower interest rates and tightening of credit spreads, although economic uncertainty in certain asset classes still remains.

Total unrealized losses greater than twelve months decreased by $10,459 from December 31, 2013 to March 31, 2014.  Corporate debt securities account for 76%, or $69,133, of the unrealized losses and OTTI greater than twelve months at March 31, 2014.  Non-investment grade corporate debt securities account for $10,727 of the unrealized losses and OTTI greater than twelve months and $9,353 of the losses are on perpetual debt investments issued by banks in the United Kingdom, which have bank ratings of BBB+ or higher.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low London Interbank Offered Rate (“LIBOR”) based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 16% of the unrealized losses and OTTI greater than twelve months at March 31, 2014.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

See Note 9 for additional discussion regarding fair value measurements.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three months ended March 31,
	2014	2013
Beginning balance	$167,961	$167,788
Additional credit loss recognized on securities previously impaired	—	173
Ending balance	$167,961	$167,961

7.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to master agreements and other contracts with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

Certain derivative master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $166,826 and $167,743 as of March 31, 2014 and December 31, 2013, respectively.  The Company had pledged collateral related to these derivatives of $141,700 and $143,540 as of March 31, 2014 and December 31, 2013, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on March 31, 2014 the fair value of assets that could be required to settle the derivatives in a net liability position was $25,126.

At March 31, 2014 and December 31, 2013, the Company had pledged $141,959 and $143,710, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

At March 31, 2014, the Company estimated $7,522 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months.

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

Not designated as hedging instruments

The Company enters into certain transactions in which derivatives are hedging an economic risk but hedge accounting is not elected.  These derivative instruments include:  exchange-traded interest rate swap futures, over-the-counter (“OTC”) interest rate swaptions, OTC interest rate swaps, exchange-traded Eurodollar interest rate futures and treasury interest rate futures.  Certain of the Company’s OTC derivatives are cleared and settled through a central clearing counterparty while others are bilateral contracts between the Company and a counterparty.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables summarize derivative financial instruments:

	March 31, 2014
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$15,072	$15,072	$—
Cross-currency swaps	135,733	(8,203)	—	8,203
Total cash flow hedges	319,933	6,869	15,072	8,203

Fair value hedges:
Interest rate swaps	78,000	3,883	4,022	139
Total fair value hedges	78,000	3,883	4,022	139

Total derivatives designated as hedges	397,933	10,752	19,094	8,342

Derivatives not designated as hedges:
Interest rate swaps	57,600	(946)	1,292	2,238
Futures on equity indices	3,357	—	—	—
Interest rate futures	15,620	—	—	—
Interest rate swaptions	444,814	625	625	—
Other forward contracts	4,697,783	(6,343)	1,569	7,912
Cross-currency swaps	532,726	(151,951)	1,395	153,346

Total derivatives not designated as hedges	5,751,900	(158,615)	4,881	163,496

Total cash flow hedges, fair value hedges and derivatives not designated as hedges	$6,149,833	$(147,863)	$23,975	$171,838

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

The Company had 1 and 46 interest rate swap transactions with an average notional amount of $2,000 and $3,175 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company had 3 and 17 cross-currency swap transactions with an average notional amount of $19,380 and $13,881, respectively.  The Company had 525 and 695 futures transactions with an average number of contracts per transaction of 4 and 9 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  The Company had 13 and 52 swaption transactions with an average notional amount of $4,926 and $5,040 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  The Company had 259 and 986 forward settling TBA security transactions with an average notional amount of $55,957 and $47,566 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Significant changes in the derivative notional amount during the three months ended March 31, 2014 were primarily due to the following:

•                  The net decrease of $48,699 in interest rate swaps, interest rate swaptions and futures was primarily due to a change in the Company’s interest rate risk hedging strategy.

•                  The net increase of $8,238 in cross-currency swaps was due to additional swaps opened to hedge newly purchased assets denominated in British pounds and Canadian dollars.

•                  The increase of $4,697,783 in other forward contracts since December 31, 2013 was due to the Company’s positions being closed at year end.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The Company recognized total derivative gains (losses) in net investment income of ($6,010) and $5,077 for the three-month periods ended March 31, 2014 and 2013, respectively.  The Company recognized net investment gains (losses) on closed derivative positions of $6,561 and ($9,201) for the three-month periods ended March 31, 2014 and 2013, respectively.  The preceding amounts are shown net of any gains (losses) on the hedged assets in a fair value hedge that has been recorded in net investment income.

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized
	in OCI on derivatives		Gain (loss) reclassified from OCI
	(Effective portion)		into net income (Effective portion)
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate swaps	$1,244	$(2,693)	$563	$691	(A)
Cross-currency swaps	(360)	26,641	—	—
Interest rate futures	—	—	17	16	(A)
Total cash flow hedges	$884	$23,948	$580	$707

(A) Net investment income.

	Gain (loss) on derivatives			Gain (loss) on hedged assets
	recognized in net income			recognized in net income
	Three months ended March 31,			Three months ended March 31,
	2014	2013		2014	2013
Fair value hedges:
Interest rate swaps	$(1,067)	$1,892	(A)	$—	$—
Interest rate swaps	—	384	(B)	—	—
Items hedged in interest rate swaps	—	—		1,067	(1,892	)(A)
Items hedged in interest rate swaps	—	—		—	(384	)(B)
Total fair value hedges	$(1,067)	$2,276		$1,067	$(2,276)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Three months ended March 31,
	2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$77	(A)	$24	(A)
Futures on equity indices	(163	)(B)	(234	)(B)
Interest rate swaps	1,109	(A)	(515	)(A)
Interest rate swaps	—	(B)	(163	)(B)
Interest rate futures	(3	)(A)	(1,380	)(A)
Interest rate futures	(24	)(B)	1,472	(B)
Interest rate swaptions	202	(A)	690	(A)
Interest rate swaptions	(833	)(B)	(625	)(B)
Other forward contracts	(6,343	)(A)	5,551	(A)
Other forward contracts	7,581	(B)	(9,651	)(B)
Cross-currency swaps	(1,632	)(A)	—	(A)

Total derivatives not designated as hedging instruments	$(29)		$(4,831)

(A) Net investment income.

(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements or Master Securities Forward Transaction Agreements (“MSFTA”) which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  The Company’s ISDA and MSFTA Master Agreements generally include provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties:

	March 31, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$24,528	$(24,289)	$(17)	$222
Short-term reverse repurchase agreements (3)	600,000	(600,000)	—	—
Total financial instruments (assets)	$624,528	$(624,289)	$(17)	$222

	March 31, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$168,473	$(24,289)	$(141,071)	$3,113

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.

(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets and includes income and expense accruals.

(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments, available-for-sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.

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

(1) The gross fair value of derivative instrument assets is not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.

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
	March 31, 2014
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$912,249	$—	$912,249
Obligations of U.S. states and their subdivisions	—	2,057,034	—	2,057,034
Foreign government securities	—	2,564	—	2,564
Corporate debt securities	—	11,000,364	6,523	11,006,887
Asset-backed securities	—	1,359,287	246,025	1,605,312
Residential mortgage-backed securities	—	234,517	—	234,517
Commercial mortgage-backed securities	—	739,755	—	739,755
Collateralized debt obligations	—	11,088	29	11,117
Total fixed maturities available- for-sale	—	16,316,858	252,577	16,569,435
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	258,871	—	258,871
Corporate debt securities	—	58,356	—	58,356
Asset-backed securities	—	40,413	—	40,413
Commercial mortgage-backed securities	—	1,046	—	1,046
Total fixed maturities held for trading	—	358,686	—	358,686
Short-term investments available-for-sale	322,175	2,340,001	—	2,662,176
Collateral under securities lending agreements	95,997	—	—	95,997
Collateral under derivative counterparty collateral agreements	141,959	—	—	141,959
Derivative instruments designated as hedges:
Interest rate swaps	—	19,094	—	19,094
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,292	—	1,292
Interest rate swaptions	—	625	—	625
Other forward contracts	—	1,569	—	1,569
Cross-currency swaps	—	1,395	—	1,395
Total derivative instruments	—	23,975	—	23,975
Separate account assets	15,353,665	12,002,178	—	27,355,843
Total assets	$15,913,796	$31,041,698	$252,577	$47,208,071

Liabilities
Payable under securities lending agreements	$95,997	$—	$—	$95,997
Derivative instruments designated as hedges:
Interest rate swaps	—	139	—	139
Cross-currency swaps	—	8,203	—	8,203
Derivative instruments not designated as hedges:
Interest rate swaps	—	2,238	—	2,238
Other forward contracts	—	7,912	—	7,912
Cross-currency swaps	—	153,346	—	153,346
Total derivative instruments	—	171,838	—	171,838
Separate account liabilities (1)	—	78,880	—	78,880
Total liabilities	$95,997	$250,718	$—	$346,715

(1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

	Assets and liabilities measured at
	fair value on a recurring basis
	December 31, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,064,639	$—	$3,064,639
Obligations of U.S. states and their subdivisions	—	1,943,587	—	1,943,587
Foreign government securities	—	2,603	—	2,603
Corporate debt securities	—	10,792,329	6,652	10,798,981
Asset-backed securities	—	1,402,679	252,958	1,655,637
Residential mortgage-backed securities	—	249,585	—	249,585
Commercial mortgage-backed securities	—	742,124	—	742,124
Collateralized debt obligations	—	12,356	32	12,388
Total fixed maturities available- for-sale	—	18,209,902	259,642	18,469,544
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	236,000	—	236,000
Corporate debt securities	—	58,171	—	58,171
Asset-backed securities	—	40,858	—	40,858
Commercial mortgage-backed securities	—	1,026	—	1,026
Total fixed maturities held for trading	—	336,055	—	336,055
Short-term investments available-for-sale	254,378	39,909	—	294,287
Collateral under securities lending agreements	18,534	—	—	18,534
Collateral under derivative counterparty collateral agreements	143,710	—	—	143,710
Derivative instruments designated as hedges:
Interest rate swaps	—	18,927	—	18,927
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,454	—	1,454
Interest rate swaptions	—	1,176	—	1,176
Cross-currency swaps	—	1,921	—	1,921
Total derivative instruments	—	23,478	—	23,478
Separate account assets	14,861,680	11,769,224	—	26,630,904
Total assets	$15,278,302	$30,378,568	$259,642	$45,916,512

Liabilities
Payable under securities lending agreements	$18,534	$—	$—	$18,534
Derivative instruments designated as hedges:
Interest rate swaps	—	147	—	147
Cross-currency swaps	—	7,843	—	7,843
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,492	—	3,492
Cross-currency swaps	—	156,261	—	156,261
Total derivative instruments	—	167,743	—	167,743
Separate account liabilities (1)	2	166,325	—	166,327
Total liabilities	$18,536	$334,068	$—	$352,604

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

Notes to Condensed Consolidated Financial Statements

 (Dollars in Thousands)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2014	$6,652	$252,958	$32	$259,642
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	58	6,813	(3)	6,868
Settlements	(187)	(13,746)	—	(13,933)
Balance, March 31, 2014	$6,523	$246,025	$29	$252,577
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2014	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Three months ended March 31, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(16)	7,005	—	6,989
Settlements	(5)	(11,040)	—	(11,045)
Balance, March 31, 2013	$1,801	$261,503	$32	$263,336
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at March 31, 2013	$—	$—	$—	$—

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$245,982	Internal model pricing	Prepayment speed assumption	9

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	487

(1) Includes home improvement loans only.

(2) Includes an internally calculated liquidity premium adjustment of 217.

At March 31, 2014, after adjusting the Asset Backed Securities Index (“ABX Index”) spread assumption by the liquidity premium, the overall discount rate ranged from 292 to 612 basis points.  The constant default rate assumption ranged from 2.4 to 12.7.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities(1)	$252,902	Internal model pricing	Prepayment speed assumption	9

			Constant default rate assumption	5

			Adjusted ABX Index spread assumption (2)	455

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

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,182,905	$3,283,114	$3,134,255	$3,197,292
Policy loans	4,182,605	4,182,605	4,185,472	4,185,472
Limited partnership interests	42,719	40,479	44,551	42,433
Other investments	16,580	42,809	16,643	42,814

Liabilities
Annuity contract benefits without life contingencies	$10,287,000	$10,217,380	$10,263,043	$9,986,464
Policyholders’ funds	315,441	315,441	345,689	345,689
Commercial paper	98,691	98,691	98,990	98,990
Notes payable	541,784	559,877	532,519	541,918

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

10.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three months ended March 31, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	202,344	575	(37,211)	—	165,708
Amounts reclassified from AOCI	(14,065)	(377)	—	—	(14,442)
Net current period other comprehensive income (loss)	188,279	198	(37,211)	—	151,266
Balances, March 31, 2014	$622,302	$25,715	$(107,211)	$(43,786)	$497,020

	Three months ended March 31, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedged	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(26,768)	15,566	9,984	—	(1,218)
Amounts reclassified from AOCI	(15,517)	(460)	—	—	(15,977)
Net current period other comprehensive income (loss)	(42,285)	15,106	9,984	—	(17,195)
Balances, March 31, 2013	$885,393	$40,068	$(184,162)	$(122,795)	$618,504

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables present the composition of other comprehensive income (loss):

	Three months ended March 31, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$311,298	$(108,954)	$202,344
Unrealized holding gains (losses) arising during the period on cash flow hedges	884	(309)	575
Reclassification adjustment for (gains) losses realized in net income	(22,218)	7,776	(14,442)
Net unrealized gains (losses)	289,964	(101,487)	188,477
Future policy benefits, DAC and VOBA adjustments	(57,248)	20,037	(37,211)
Net unrealized gains (losses)	232,716	(81,450)	151,266
Other comprehensive income (loss)	$232,716	$(81,450)	$151,266

	Three months ended March 31, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising during the period on available-for-sale fixed maturity investments	$(41,181)	$14,413	$(26,768)
Unrealized holding gains (losses) arising during the period on cash flow hedges	23,948	(8,382)	15,566
Reclassification adjustment for (gains) losses realized in net income	(24,580)	8,603	(15,977)
Net unrealized gains (losses)	(41,813)	14,634	(27,179)
Future policy benefits, DAC and VOBA adjustments	15,359	(5,375)	9,984
Net unrealized gains (losses)	(26,454)	9,259	(17,195)
Other comprehensive income (loss)	$(26,454)	$9,259	$(17,195)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

Three months ended March 31, 2014
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized (gains) losses arising on fixed maturities available-for-sale	$(21,638)	Other realized investment (gains) losses, net
	(21,638)	Total before tax
	(7,573)	Tax expense or benefit
	$(14,065)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(580)	Net investment income
	(580)	Total before tax
	(203)	Tax expense or benefit
	$(377)	Net of tax

Total reclassification for the period	$(14,442)	Net of tax

Three months ended March 31, 2013
Amount reclassified
from accumulated
Details about accumulated other	other comprehensive	Affected line item in the statement
comprehensive income (loss) components	income (loss)	where net income is presented
Unrealized (gains) losses arising on fixed maturities available-for-sale	$(23,873)	Other realized investment (gains) losses, net
	(23,873)	Total before tax
	(8,356)	Tax expense or benefit
	$(15,517)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(707)	Net investment income
	(707)	Total before tax
	(247)	Tax expense or benefit
	$(460)	Net of tax

Total reclassification for the period	$(15,977)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

11.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three months ended March 31,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2014	2013	2014	2013	2014	2013
Components of net periodic cost (benefit):
Service cost	$1,174	$1,259	$206	$232	$205	$251
Interest cost	5,738	5,173	130	123	697	637
Expected return on plan assets	(7,319)	(6,029)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	13	13	(426)	(412)	233	233
Amortization of loss (gain) from earlier periods	645	3,894	(130)	(103)	92	325
Net periodic cost (benefit)	$251	$4,310	$(220)	$(160)	$1,227	$1,446

The Company expects to make payments of approximately $524 with respect to its Post-Retirement Medical Plan and $3,630 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2014.  The Company expects to make contributions of $13,307 to its Defined Benefit Pension Plan during the year ended December 31, 2014.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three months ended March 31,
	2014	2013
Contributions to the Defined Benefit Pension Plan	$2,024	$—
Payments to the Post-Retirement Medical Plan	131	153
Payments to the Supplemental Executive Retirement Plan	908	930

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three months ended March 31,
	2014	2013
Current	$31,044	$26,835
Deferred	19,310	11,106
Total income tax provision	$50,354	$37,941

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Three months ended March 31,
	2014	2013
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.1)%	(1.9)%
Tax credits	(0.2)%	(0.6)%
State income taxes, net of federal benefit	1.5%	1.3%
Other, net	0.5%	2.4%
Effective income tax rate	34.7%	36.2%

During the three months ended March 31, 2014 and 2013, the Company recorded an increase in unrecognized tax benefits in the amount of $1,992 and $3,372, respectively. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2009 and prior.  Tax years 2010 through 2013 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following tables summarize segment financial information:

	Three months ended March 31, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$112,777	$572	$18,505	$131,854
Fee income	23,630	141,881	1,002	166,513
Net investment income	185,520	101,174	13,329	300,023
Realized investment gains (losses), net	6,735	20,154	20	26,909
Total revenues	328,662	263,781	32,856	625,299
Benefits and expenses:
Policyholder benefits	238,997	48,480	18,902	306,379
Operating expenses	35,338	123,986	14,491	173,815
Total benefits and expenses	274,335	172,466	33,393	480,194
Income (loss) before income taxes	54,327	91,315	(537)	145,105
Income tax expense	18,965	31,310	79	50,354
Net income (loss)	$35,362	$60,005	$(616)	$94,751

	Three months ended March 31, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$153,676	$—	$24,645	$178,321
Fee income	23,200	122,654	1,092	146,946
Other revenue	7,355	—	—	7,355
Net investment income	177,126	96,291	11,945	285,362
Realized investment gains (losses), net	8,873	5,857	9	14,739
Total revenues	370,230	224,802	37,691	632,723
Benefits and expenses:
Policyholder benefits	278,308	44,977	21,341	344,626
Operating expenses	35,882	131,895	15,544	183,321
Total benefits and expenses	314,190	176,872	36,885	527,947
Income (loss) before income taxes	56,040	47,930	806	104,776
Income tax expense	21,527	16,108	306	37,941
Net income (loss)	$34,513	$31,822	$500	$66,835

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at March 31, 2014 and December 31, 2013.  At March 31, 2014 and December 31, 2013, there were no outstanding amounts related to the credit facility.

The Company’s wholly owned subsidiary GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,179,400 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At March 31, 2014 and December 31, 2013, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2014 and December 31, 2013 were $145,278 and $196,933, of which $6,325 and $7,498 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the resolutions of these proceedings are not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

15.  Subsequent Event

On April 3, 2014, the Company announced it has reached an agreement to acquire the J.P. Morgan Retirement Plan Services large-market recordkeeping business. The transaction is expected to close during the third quarter pending regulatory approval. The J.P. Morgan Retirement Plan Services business comprises 200 clients with approximately 1.9 million participants and $167 billion in assets. It also includes the more than 1,000 personnel affiliated with J.P. Morgan Retirement Plan Services, including sales staff, consultant relations, relationship managers and client service specialists.

On May 2, 2014, the Company’s Board of Directors declared a dividend of $42,800, payable on June 19, 2014, to its sole shareholder, GWL&A Financial.

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

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2014 compared with the same period in 2013. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.  As a result of that termination, on January 1, 2013, the Company recorded the following increases (decreases) in its statement of income in connection with the termination of the reinsurance agreement:

(In millions)
Premium income	$42
Other revenue	7
Total	49

Increase in future policy benefits	41
Dividends to policyholders	1
Total	42

Participating policyholders’ net income before income taxes	7
Income tax expense	2
Participating policyholders’ income	5

Provision for policyholders’ share of earnings on participating business	5
Net income available to shareholder	$—

Participating policyholders share in the financial results of the participating business in the form of policyholder dividends.  The policyholder dividends can be distributed directly to the policyholders in the form of cash or through an increase in benefits such as paid-up additions.  The participating policyholder earnings that cannot be distributed to the Company’s shareholder and have not been distributed to participating policyholders are not included in the Company’s net income and are reflected in liabilities in undistributed earnings on participating business in the Company’s balance sheets.  As such, the transaction above had no impact on net income available to the Company’s shareholder.

On March 20, 2014, Great-West Lifeco Inc. announced its intent to combine the retirement business of Putnam Investments, an affiliate of the Company, with the retirement business of the Company. Management is still assessing the form of the combination. The Putnam Investments retirement business comprises 375 clients with approximately 199,000 participants and $15 billion in assets.

On April 3, 2014, the Company announced it has reached an agreement to acquire the J.P. Morgan Retirement Plan Services large-market recordkeeping business. The transaction is expected to close during the third quarter pending regulatory approval. The J.P. Morgan Retirement Plan Services business comprises 200 clients with approximately 1.9 million participants and $167 billion in assets. It also includes the more than 1,000 personnel affiliated with J.P. Morgan Retirement Plan Services, including sales staff, consultant relations, relationship managers and client service specialists.

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

Company Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

The following is a summary of certain financial data of the Company:

	Three months ended March 31,
Income statement data (In millions)	2014	2013
Premium income	$132	$178
Fee income	167	147
Other revenue	—	7
Net investment income	300	286
Realized investment gains (losses), net	27	15
Total revenues	626	633
Policyholder benefits	306	345
Operating expenses	175	183
Total benefits and expenses	481	528
Income before income taxes	145	105
Income tax expense	50	38
Net income	$95	$67

The Company’s consolidated net income increased by $28 million, or 42%, to $95 million for the three months ended March 31, 2014 when compared to 2013. The increase in earnings is due to increases in fees, net investment income and net realized investment gains (losses), net, and a decrease in operating expenses.

Premium income decreased by $46 million, or 26%, to $132 million for the three months ended March 31, 2014 when compared to 2013. This decrease is primarily related to the Company’s Individual Markets segment which is driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC. The Other segment had a decrease of $6 million due to lapses on a block of 10-year term policies whose original term ended in 2013.

Fee income increased by $20 million, or 14%, to $167 million for the three months ended March 31, 2014 when compared to 2013. The increase is primarily related to improved variable fee income resulting from increased average asset levels driven by higher average equity market levels. The equity market performance is evidenced by the 21% increase in the average S&P 500 index during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other revenue decreased by $7 million for the three months ended March 31, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $14 million, or 5%, to $300 million during the three months ended March 31, 2014 when compared to 2013. The primary driver of the change is a $12 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields. Additionally, there was a $6 million and $4 million increase in unrealized gains from derivatives and bonds, respectively, and a $4 million increase in investment income earned on other investments. The increase in net investment income was partially offset by a $12 million decrease in unrealized gains from forward settling TBA security agreements.

Realized investment gains (losses), net, increased by $12 million, or 80%, to $27 million during the three months ended March 31, 2014 when compared to 2013. The fluctuation is driven primarily by the increase in gains of $17 million on forward settling TBA security transactions offset by a decrease in gains of $5 million on bonds and derivatives.

Total benefits and expenses decreased by $47 million, or 9%, to $481 million for the three months ended March 31, 2014 when compared to 2013 primarily due to lower policyholder benefits. The decrease in benefits and expenses is attributable to the $40 million decrease in the Company’s Individual Markets segment driven by benefits expense incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC. The Retirement Services segment had a decrease of $5 million primarily driven by lower DAC amortization as a result of actual gross profits coming in lower than previously estimated gross profits.

Income tax expense increased by $12 million, or 32%, to $50 million for the three months ended March 31, 2014 when compared to 2013 primarily due to an increase in net income before tax.

Individual Markets Segment Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 30, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Three months ended March 31,
Income statement data (In millions)	2014	2013
Premium income	$112	$154
Fee income	24	23
Other revenue	—	7
Net investment income	186	177
Realized investment gains (losses), net	7	9
Total revenues	329	370
Policyholder benefits	239	278
Operating expenses	35	36
Total benefits and expenses	274	314
Income before income taxes	55	56
Income tax expense	19	22
Net income	$36	$34

Net income for the Individual Markets segment increased by $2 million, or 6%, to $36 million during the three months ended March 31, 2014 when compared to 2013. The increase in earnings is primarily due to higher net investment income driven by higher invested assets partially offset by a decrease in other revenues.

Premium income decreased by $42 million, or 27%, to $112 million for the three months ended March 31, 2014 when compared to 2013. This decrease is primarily driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC.

Fee income remained relatively consistent, increasing $1 million, or 4%, to $24 million for the three months ended March 31, 2014 when compared to 2013.

Other revenue decreased by $7 million for the three months ended March 31, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $9 million, or 5%, to $186 million for the three months ended March 31, 2014 when compared to 2013. The primary driver of the change is a $5 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields. Additionally, there was a $2 million increase in unrealized gains from bonds and a $2 million increase in investment income earned on other investments.

Realized investment gains (losses), net, decreased by $2 million, or 22%, to $7 million during the three months ended March 31, 2014 when compared to 2013. The increase is primarily driven by an increase in gains of $3 million on bonds.

Total benefits and expenses decreased by $40 million, or 13%, to $274 million during the three months ended March 31, 2014 when compared to 2013.  The change in benefits and expenses is primarily attributable to a $41 million benefits expense incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC.

Income tax expense decreased by $3 million, or 14%, to $19 million during the three months ended March 31, 2014 when compared to 2013 primarily due to a decrease in net income before tax.

Retirement Services Segment Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Three months ended March 31,
Income statement data (In millions)	2014	2013
Premium income	$1	$—
Fee income	142	123
Net investment income	101	97
Realized investment gains (losses), net	20	6
Total revenues	264	226
Policyholder benefits	48	45
Operating expenses	125	133
Total benefits and expenses	173	178
Income before income taxes	91	48
Income tax expense	31	16
Net income	$60	$32

Net income for the Retirement Services segment increased by $28 million, or 88%, to $60 million for the three months ended March 31, 2014 when compared to 2013. The increase in earnings is primarily due to higher realized gains from forward settling TBA security transactions and higher fee income due to increased average asset levels driven by higher average equity market levels.

Fee income increased by $19 million, or 15%, to $142 million for the three months ended March 31, 2014 when compared to 2013.  The increase is primarily related to improved variable fee income due to increased average asset levels driven by higher average equity market levels.  The equity market performance is evidenced by a 21% increase in the average S&P 500 index during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Net investment income increased by $4 million, or 4%, to $101 million for the three months ended March 31, 2014 when compared to 2013. The primary driver of the change is a $6 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields and a $5 million increase in unrealized gains from derivatives. Additionally, there was a $2 million increase in unrealized gains from bonds and a $2 million increase in investment income earned on other investments. The increase in net investment income was partially offset by an $11 million decrease in unrealized gains from forward settling TBA security agreements.

Realized investment gains (losses), net, increased by $14 million to $20 million for the three months ended March 31, 2014 when compared to 2013. The fluctuation is driven primarily by a $14 million increase in gains from forward settling TBA security transactions.

Total benefits and expenses decreased by $5 million, or 3%, to $173 million for the three months ended March 31, 2014 when compared to 2013. The decrease in benefits and expenses is primarily attributable to an $8 million, or 6%, decrease in operating expenses due to lower DAC amortization as a result of actual gross profits coming in lower than previously estimated gross profits. This was partially offset by higher asset-based commissions.

Income tax expense increased by $15 million, or 94%, to $31 million during the three months ended March 31, 2014 when compared to 2013. The increase is primarily due to the increase in net income before income taxes.

Other Segment Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Three months ended March 31,
Income statement data (In millions)	2014	2013
Premium income	$19	$25
Fee income	1	1
Net investment income	13	12
Total revenues	33	38
Policyholder benefits	19	21
Operating expenses	15	16
Total benefits and expenses	34	37
(Loss) income before income taxes	(1)	1
Income tax expense	—	—
Net (loss) income	$(1)	$1

Net (loss) income for the Company’s Other segment decreased by $2 million from income of $1 million to a loss of $1 million in 2014. Premium income decreased by $6 million due to lapses on a block of 10-year term policies whose original term ended in 2013. Offsetting the decrease is a decrease of $2 million in policyholder benefits as a result of more surrenders in 2014 as compared to 2013, as well as a decrease in operating expenses as a result of lower commissions.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments follows:

(In millions)	March 31, 2014		December 31, 2013
Fixed maturities, available-for-sale	$16,569	61.3%	$18,470	69.6%
Fixed maturities, held for trading	359	1.3%	336	1.3%
Mortgage loans on real estate	3,183	11.8%	3,134	11.8%
Policy loans	4,183	15.5%	4,185	15.8%
Short-term investments, available-for-sale	2,662	9.8%	294	1.1%
Limited partnership and other corporation interests	70	0.2%	79	0.3%
Other investments	17	0.1%	18	0.1%
Total investments	$27,043	100.0%	$26,516	100.0%

The March 31, 2014 fixed maturities, available-for-sale amount decreased as compared to December 31, 2013 as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments, available-for-sale as the Company holds these investments in order to settle the forward settling TBA contracts.

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	March 31, 2014	December 31, 2013
AAA	18.8%	28.4%
AA	17.3%	15.3%
A	31.4%	26.5%
BBB	31.4%	28.6%
BB and below (Non-investment grade)	1.1%	1.2%
Total	100.0%	100.0%

The March 31, 2014 AAA rating percentage decreased as compared to December 31, 2013 as the Company sold AAA rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	March 31, 2014	December 31, 2013
Utility	18.4%	18.5%
Finance	9.8%	10.0%
Consumer	9.8%	9.9%
Natural resources	5.2%	5.2%
Transportation	3.0%	3.0%
Other	11.0%	11.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Level 3 assets at March 31, 2014 were $253 million, or 1%, of total net assets and liabilities carried at fair value compared to Level 3 assets of $260 million, or 1%, at December 31, 2013.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of March 31, 2014 and December 31, 2013, the Company had $100 million and $27 million, respectively, of securities out on loan and $600 million and zero, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

Mortgage Loans on Real Estate

The Company’s mortgage loans on real estate are comprised exclusively of domestic commercial collateralized real estate loans.  The mortgage loan portfolio is diversified with regard to geographical markets and commercial real estate property types within the United States.  The Company originates, directly or through correspondents, real estate mortgages with the intent to hold to maturity.  The Company’s portfolio includes loans which are fully amortizing, amortizing with a balloon balance at maturity, interest only to maturity and interest only for a number of years followed by an amortizing period.  During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company originated 5 and 45 new loans with aggregate principal balances of $89 million and $562 million, respectively.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company’s management to adopt accounting policies to enable them to make a significant variety of accounting and actuarial estimates and assumptions.  These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on information available at the time the estimates were made.

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

•             Valuation of policy benefit liabilities; and

•             Valuation of DAC

A discussion of each of these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $249 million and $302 million as of March 31, 2014 and December 31, 2013, respectively.  The March 31, 2014 short-term investments included above exclude amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at March 31, 2014 and December 31, 2013, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $99 million of commercial paper outstanding at March 31, 2014 and December 31, 2013.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the three months ended March 31, 2014.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at March 31, 2014 and December 31, 2013 were $145 million and $197 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $600 million and zero at March 31, 2014 and December 31, 2013, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $612 million and zero at March 31, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $7 million and $9 million as collateral at March 31, 2014 and December 31, 2013, respectively, which have not been recorded on the condensed consolidated balance sheets.

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

A discussion of each of these risk factors may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and the Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2014.  Based upon that evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters as further described under Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of March 31, 2014.

Notwithstanding the material weakness that existed as of March 31, 2014, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Management is in the process of remediating the internal control deficiency.  The remediation plan is being implemented by the Principal Accounting Officer.

Other than as described above, the President and Chief Executive Officer and the Principal Accounting Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Great-West Life & Annuity Insurance Company

By:	/s/ Rebecca M. Southall	Date:	May 14, 2014
Rebecca M. Southall, Vice President and Principal Accounting Officer