Form 10-Q
period 2014-06-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2014-08-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐         No ☒

As of August 1, 2014, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $16,030,228 and $17,807,359)	$17,246,249	$18,469,544
Fixed maturities, held for trading, at fair value (amortized cost $110,677 and $333,892)	117,065	336,055
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,095,903	3,134,255
Policy loans	4,239,130	4,185,472
Short-term investments, available-for-sale (amortized cost $2,925,135 and $294,287)	2,925,135	294,287
Limited partnership and other corporation interests	63,148	79,236
Other investments	17,082	17,574
Total investments	27,703,712	26,516,423

Other assets:
Cash	12,972	7,491
Reinsurance receivable	593,825	588,533
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	288,577	343,288
Investment income due and accrued	247,905	270,024
Collateral under securities lending agreements	32,275	18,534
Due from parent and affiliates	60,791	91,057
Goodwill	105,255	105,255
Other intangible assets	13,632	15,155
Other assets	778,318	707,856
Assets of discontinued operations	25,777	29,007
Separate account assets	27,718,733	26,630,904
Total assets	$57,581,772	$55,323,527

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$25,212,756	$24,609,155
Policy and contract claims	347,967	345,261
Policyholders’ funds	343,838	345,689
Provision for policyholders’ dividends	62,691	62,797
Undistributed earnings on participating business	19,397	10,776
Total policy benefit liabilities	25,986,649	25,373,678

General liabilities:
Due to parent and affiliates	535,539	541,793
Commercial paper	99,891	98,990
Payable under securities lending agreements	32,275	18,534
Deferred income tax liabilities, net	299,163	106,849
Other liabilities	672,149	648,040
Liabilities of discontinued operations	25,777	29,007
Separate account liabilities	27,718,733	26,630,904
Total liabilities	55,370,176	53,447,795

Commitments and contingencies (See Note 14)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	776,546	774,115
Accumulated other comprehensive income	645,085	345,754
Retained earnings	782,933	748,831
Total stockholder’s equity	2,211,596	1,875,732
Total liabilities and stockholder’s equity	$57,581,772	$55,323,527

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premium income	$62,496	$66,357	$194,350	$244,678
Fee income	172,005	154,307	338,518	301,253
Other revenue	—	—	—	7,355
Net investment income	319,610	248,603	619,633	533,965
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(1,241)	359	(1,929)	(61)
Other-than-temporary (gains) losses transferred to other comprehensive income (loss)	—	—	—	(434)
Other realized investment gains (losses), net	38,297	(24,673)	65,894	(9,080)
Total realized investment gains (losses), net	37,056	(24,314)	63,965	(9,575)
Total revenues	591,167	444,953	1,216,466	1,077,676
Benefits and expenses:
Life and other policy benefits	159,058	164,044	308,947	309,636
(Decrease) increase in future policy benefits	(43,554)	(32,985)	(38,974)	12,286
Interest credited or paid to contractholders	135,182	121,796	267,315	248,727
Provision for policyholders’ share of (losses) earnings on participating business	(128)	(483)	(479)	4,496
Dividends to policyholders	12,138	12,868	32,266	34,720
Total benefits, net	262,696	265,240	569,075	609,865
General insurance expenses	174,494	163,704	338,581	322,182
Amortization of DAC and VOBA	29,524	14,797	29,927	30,304
Interest expense	9,320	9,335	18,646	18,673
Total benefits and expenses, net	476,034	453,076	956,229	981,024
Income (loss) before income taxes	115,133	(8,123)	260,237	96,652
Income tax expense (benefit)	40,180	(4,069)	90,534	33,872
Net income (loss)	$74,953	$(4,054)	$169,703	$62,780

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$74,953	$(4,054)	$169,703	$62,780
Components of other comprehensive income (loss)
Unrealized holding gains (losses) arising on available-for-sale fixed maturity investments	261,039	(588,693)	572,337	(629,873)
Unrealized holding gains (losses) arising on cash flow hedges	3,010	(7,040)	3,894	16,908
Reclassification adjustment for (gains) losses realized in net income	(6,536)	2,524	(28,754)	(22,056)
Net unrealized gains (losses) related to investments	257,513	(593,209)	547,477	(635,021)
Future policy benefits, DAC and VOBA adjustments	(29,720)	121,174	(86,968)	136,532
Other comprehensive income (loss) before income taxes	227,793	(472,035)	460,509	(498,489)
Income tax expense (benefit) related to items of other comprehensive income	79,728	(165,213)	161,178	(174,472)
Other comprehensive income (loss) (1)	148,065	(306,822)	299,331	(324,017)
Total comprehensive income (loss)	$223,018	$(310,876)	$469,034	$(261,237)

(1) Other comprehensive income (loss) includes the non-credit component of impaired losses on fixed maturities available-for-sale in the amounts of $(4,588) and $2,919 for the three months ended June 30, 2014 and 2013, respectively, and $(2,816) and $6,645 for the six months ended June 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2014

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				169,703	169,703
Other comprehensive income (loss), net of income taxes			299,331		299,331
Dividends				(135,601)	(135,601)
Capital contribution - stock-based compensation		2,383			2,383
Income tax benefit on stock-based compensation		48			48
Balances, June 30, 2014	$7,032	$776,546	$645,085	$782,933	$2,211,596

	Six Months Ended June 30, 2013

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				62,780	62,780
Other comprehensive income (loss), net of income taxes			(324,017)		(324,017)
Dividends				(46,435)	(46,435)
Capital contribution - stock-based compensation		1,266			1,266
Income tax benefit on stock-based compensation		53			53
Balances, June 30, 2013	$7,032	$772,360	$311,682	$738,870	$1,829,944

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(Restated, See Note 2)
Net cash provided by operating activities	$467,517	$498,927

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,029,196	2,890,562
Mortgage loans on real estate	195,091	86,171
Limited partnership interests, other corporation interests and other investments	5,243	18,374
Purchases of investments:
Fixed maturities, available-for-sale	(1,178,368)	(1,635,802)
Mortgage loans on real estate	(156,889)	(258,206)
Limited partnership interests, other corporation interests and other investments	(1,745)	(1,360)
Net change in short-term investments	(2,630,848)	(1,731,348)
Net change in policy loans	(4,314)	37
Purchases of furniture, equipment and software	(11,500)	(10,127)
Net cash used in investing activities	(754,134)	(641,699)

Cash flows from financing activities:
Contract deposits	1,258,359	1,062,743
Contract withdrawals	(850,678)	(919,009)
Change in due to/from parent and affiliates	24,012	(19,013)
Dividends paid	(135,601)	(46,435)
Proceeds from financing element derivatives	1,556	51,832
Payments for and interest (paid) received on financing element derivatives, net	(6,689)	(6,453)
Net commercial paper borrowings	901	(4,199)
Change in book overdrafts	190	17,424
Income tax benefit of stock option exercises	48	53
Net cash provided by financing activities	292,098	136,943

Net increase (decrease) in cash	5,481	(5,829)
Cash, beginning of year	7,491	11,387
Cash, end of period	$12,972	$5,558

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(Restated, See Note 2)
Supplemental disclosures of cash flow information:
Net cash received (paid) during the year for:
Income taxes	$19,553	$8,265
Interest	(18,646)	(18,673)

Non-cash investing and financing transactions during the years:
Share-based compensation expense	$2,383	$1,266
Assets received from limited partnership investment distributions	—	(4,571)
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 5)	—	(44,104)
Policy loans acquired in reinsurance termination (See Note 5)	—	(6,468)

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2013, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2014, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of June 30, 2014, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of unearned revenue liabilities (“URL”), valuation of policy benefit liabilities, valuation of employee benefit plan obligations and the valuation of deferred tax assets or liabilities, net.  Actual results could differ from those estimates.

Acquisitions

On April 3, 2014, the Company announced it has reached an agreement to acquire the J.P. Morgan Retirement Plan Services large-market recordkeeping business. The transaction is expected to close during the third quarter pending regulatory approval. The J.P. Morgan Retirement Plan Services business comprises 200 clients with approximately 1.9 million participants and $167 billion in assets under administration. It also includes the more than 1,000 personnel affiliated with J.P. Morgan Retirement Plan Services, including sales staff, consultant relations, relationship managers and client service specialists.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

2.  Restatement of the June 30, 2013 Statement of Cash Flows

The accompanying statement of cash flows for the six months ended June 30, 2013 has been restated to reflect the following corrections of misstatements identified subsequent to the issuance of the June 30, 2013 quarterly financial statements:

•
During the fourth quarter of 2013, the Company recorded a cumulative out-of-period adjustment in connection with certain derivative instruments not qualifying for hedge accounting due to ineffectiveness. These derivative instruments were deemed to have a financing element at inception which should be classified as a financing activity instead of an operating activity within the statement of cash flows.  As a result, net cash provided by operating activities was overstated by $45,379 and net cash provided by financing activities was understated by the same amount for the six months ended June 30, 2013. The Company believes the effects of this error are immaterial to the prior period.

•
The Company holds certain forward settling to be announced (“TBA”) securities that are accounted for as derivative instruments as the Company does not regularly accept delivery of such securities when issued.  In certain limited circumstances, the Company will accept delivery of the securities from one broker and then immediately deliver the securities to another broker.  In these limited circumstances, the Company recorded the purchase and sale of the securities as an equal and offsetting purchase and sale of investments in the net cash provided by investing activities.  Because the Company did not hold the securities as an investment, the cash flows should be accounted for net within operating activities.  As a result of this misstatement, both proceeds from sales, maturities and redemptions of investments and purchases of investments were overstated by $3,187,634 for the six months ended June 30, 2013. The Company believes the effects of this error are immaterial to the prior period.

The following table summarizes the effect of the adjustments the Company made to its financial statements:

	As previously reported	Adjustments	As restated
Statements of Cash Flows
Net cash provided by operating activities	$544,306	$(45,379)	$498,927
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	6,078,196	(3,187,634)	2,890,562
Purchases of investments:
Fixed maturities, available-for-sale	(4,823,436)	3,187,634	(1,635,802)
Proceeds from financing element derivatives	—	51,832	51,832
Payments for and interest (paid) received on financing element derivatives, net	—	(6,453)	(6,453)
Net cash provided by financing activities	91,564	45,379	136,943

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

3.  Application of Recent Accounting Pronouncements

Future adoption of new accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU No. 2014-01”). ASU No. 2014-01 permits reporting entities to make an accounting election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company currently uses the effective yield method for its investments in qualified affordable housing projects. As such, the Company does not expect the adoption of this ASU to have a material effect on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The update outlines a comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. While the update does not apply to insurance contracts within the scope of Topic 944, it does apply to other fee income earned by the Company which includes fees from assets under management, assets under administration, shareholder servicing, administration and record-keeping services and investment advisory services. The core principle of the model requires that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The update also requires increased disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In adopting ASU No. 2014-09, the Company may use either a full retrospective or a modified retrospective approach. The update is effective for public business entities for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU No. 2014-11”). ASU No. 2014-11 amends the accounting for entities that enter into repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. ASU No. 2014-11 requires new footnote disclosures for repurchase agreements and securities lending transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. ASU No. 2014-11 will not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

4.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company provides notice to the Colorado Insurance Commissioner.  During the six months ended June 30, 2014, and 2013, the Company paid dividends of $135,601 and $46,435, respectively, to its parent, GWL&A Financial.

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

Premium income	$42,297
Other revenue	7,355
Total	49,652

Increase in future policy benefits	41,297
Dividends to policyholders	1,000
Total	42,297

Participating policyholders’ net income before income taxes	7,355
Income tax expense (benefit)	2,574
Participating policyholders’ income	4,781

Provision for policyholders’ share of (losses) earnings on participating business	4,781
Net income available to shareholder	$—

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
(Dollars in Thousands)
(Unaudited)

6.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	June 30, 2014
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$873,742	$62,175	$4,270	$931,647	—
Obligations of U.S. states and their subdivisions	1,890,258	262,597	2,557	2,150,298	—
Foreign government securities	2,535	—	2	2,533	—
Corporate debt securities (2)	10,697,301	809,764	73,182	11,433,883	(2,522)
Asset-backed securities	1,470,891	141,348	14,124	1,598,115	(93,147)
Residential mortgage-backed securities	214,208	10,028	2,644	221,592	(280)
Commercial mortgage-backed securities	870,102	31,065	3,951	897,216	—
Collateralized debt obligations	11,191	11	237	10,965	—
Total fixed maturities	$16,030,228	$1,316,988	$100,967	$17,246,249	$(95,949)

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
(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $136,736.

	December 31, 2013
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$3,044,185	$43,827	$23,373	$3,064,639	—
Obligations of U.S. states and their subdivisions	1,763,797	196,742	16,952	1,943,587	—
Foreign government securities	2,617	—	14	2,603	—
Corporate debt securities (2)	10,454,252	568,261	223,532	10,798,981	(2,553)
Asset-backed securities	1,553,510	131,277	29,150	1,655,637	(98,502)
Residential mortgage-backed securities	244,723	8,335	3,473	249,585	(129)
Commercial mortgage-backed securities	731,688	21,951	11,515	742,124	—
Collateralized debt obligations	12,587	14	213	12,388	—
Total fixed maturities	$17,807,359	$970,407	$308,222	$18,469,544	$(101,184)

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

	June 30, 2014
	Amortized cost	Estimated fair value
Maturing in one year or less	$556,694	$587,578
Maturing after one year through five years	3,619,220	3,968,349
Maturing after five years through ten years	3,701,470	3,973,718
Maturing after ten years	4,970,042	5,333,663
Mortgage-backed and asset-backed securities	3,182,802	3,382,941
	$16,030,228	$17,246,249

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$59,643	$2,059,748	$2,299,304	$5,360,913
Gross realized gains from sales	2,465	18,191	22,239	51,404
Gross realized losses from sales	28	19,636	1,090	26,912

Included in net investment income are unrealized gains (losses) of $(763) and $(5,724) for the three months ended June 30, 2014 and 2013, respectively, and $2,043 and $(6,575) for the six months ended June 30, 2014 and 2013 respectively, on held-for-trading fixed maturity investments still held at period end.

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	June 30, 2014	December 31, 2013
Principal	$3,087,625	$3,124,626
Unamortized premium (discount) and fees, net	11,168	12,519
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,095,903	$3,134,255

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The recorded investment of the mortgage loan portfolio categorized as performing was $3,098,793 and $3,137,145 as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the mortgage provision allowance:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	—	273
Charge-off	—	(273)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,098,793	$3,137,145
Individually evaluated for impairment	13,623	13,906
Collectively evaluated for impairment	3,085,170	3,123,239

Limited partnership and other corporation interests — At June 30, 2014 and December 31, 2013, the Company had $63,148 and $79,236, respectively, invested in limited partnership and other corporation interests. Included in limited partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

The Company has determined each investment in LIHLPs to be considered a variable interest entity (“VIE”).  Although the Company is involved with the VIE, it determined that consolidation was not required because it has no power to direct the activities that most significantly impact the entities’ economic performance.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $18,473 and $31,563 at June 30, 2014 and December 31, 2013, respectively.

 Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,491 and $14,072 at June 30, 2014 and December 31, 2013, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $38,506 and $28,178 and estimated fair values of $37,904 and $27,166 were on loan under the program at June 30, 2014 and December 31, 2013, respectively.  The Company received restricted cash of $32,275 and $18,534 and securities with a fair value of $6,949 and $9,424 as collateral at June 30, 2014 and December 31, 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	June 30, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$9,449	$30	$123,126	$4,240	$132,575	$4,270
Obligations of U.S. states and their subdivisions	41,781	41	59,540	2,516	101,321	2,557
Foreign government securities	2,534	2	—	—	2,534	2
Corporate debt securities	175,871	1,741	1,239,584	71,441	1,415,455	73,182
Asset-backed securities	49,701	256	304,182	13,868	353,883	14,124
Residential mortgage-backed securities	5,904	13	25,687	2,631	31,591	2,644
Commercial mortgage-backed securities	32,883	224	98,018	3,727	130,901	3,951
Collateralized debt obligations	10,936	237	—	—	10,936	237
Total fixed maturities	$329,059	$2,544	$1,850,137	$98,423	$2,179,196	$100,967

Total number of securities in an unrealized loss position		43		221		264

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,399,373	$23,156	$5,192	$217	$2,404,565	$23,373
Obligations of U.S. states and their subdivisions	214,979	16,713	837	239	215,816	16,952
Foreign government securities	2,603	14	—	—	2,603	14
Corporate debt securities	2,632,093	144,367	511,376	79,165	3,143,469	223,532
Asset-backed securities	305,377	12,763	305,740	16,387	611,117	29,150
Residential mortgage-backed securities	32,131	3,454	1,011	19	33,142	3,473
Commercial mortgage-backed securities	177,395	6,703	48,825	4,812	226,220	11,515
Collateralized debt obligations	—	—	12,356	213	12,356	213
Total fixed maturities	$5,763,951	$207,170	$885,337	$101,052	$6,649,288	$308,222

Total number of securities in an unrealized loss position		458		109		567

Fixed maturity investments — Total unrealized losses and OTTI decreased by $207,255, or 67%, from December 31, 2013 to June 30, 2014.  The majority, or $204,626, of the decrease was in the less than twelve months category.  The decrease in unrealized losses was across most asset classes and reflects lower interest rates and tightening of credit spreads, although economic uncertainty in certain asset classes still remains.

Total unrealized losses greater than twelve months decreased by $2,629 from December 31, 2013 to June 30, 2014.  Corporate debt securities account for 73%, or $71,441, of the unrealized losses and OTTI greater than twelve months at June 30, 2014.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Non-investment grade corporate debt securities account for $9,090 of the unrealized losses and OTTI greater than twelve months and $8,231 of the losses are on perpetual debt investments issued by banks in the United Kingdom, all of which have investment grade ratings.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low London Interbank Offered Rate (“LIBOR”) based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 14% of the unrealized losses and OTTI greater than twelve months at June 30, 2014.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The cumulative balance of OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) was $167,961 for the three and six month periods ended June 30, 2014 and 2013.

7.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to International Swaps and Derivatives Association (“ISDA”) Master agreements or Master Securities Forward Transaction Agreements (“MSFTA") with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The ISDA master agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $174,371 and $167,743 as of June 30, 2014 and December 31, 2013, respectively.  The Company had pledged collateral related to these derivatives of $147,960 and $143,540 as of June 30, 2014 and December 31, 2013, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on June 30, 2014 the fair value of assets that could be required to settle the derivatives in a net liability position was $26,411.

At June 30, 2014 and December 31, 2013, the Company had pledged $149,610 and $143,710, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

At June 30, 2014, the Company estimated $8,044 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize derivative financial instruments:

	June 30, 2014
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$16,400	$16,400	$—
Cross-currency swaps	154,821	(9,938)	27	9,965
Total cash flow hedges	339,021	6,462	16,427	9,965

Fair value hedges:
Interest rate swaps	78,000	2,550	2,739	189
Total fair value hedges	78,000	2,550	2,739	189

Total derivatives designated as hedges	417,021	9,012	19,166	10,154

Derivatives not designated as hedges:
Interest rate swaps	72,100	(22)	1,567	1,589
Futures on equity indices	3,409	—	—	—
Interest rate futures	15,492	—	—	—
Interest rate swaptions	395,104	456	456	—
Other forward contracts	5,999,500	14,060	25,748	11,688
Cross-currency swaps	560,236	(157,663)	279	157,942
Total derivatives not designated as hedges	7,045,841	(143,169)	28,050	171,219
Total derivative financial instruments	$7,462,862	$(134,157)	$47,216	$181,373

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	December 31, 2013
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$13,829	$13,829	$—
Cross-currency swaps	102,545	(7,843)	—	7,843
Total cash flow hedges	286,745	5,986	13,829	7,843

Fair value hedges:
Interest rate swaps	78,000	4,951	5,098	147
Total fair value hedges	78,000	4,951	5,098	147

Total derivatives designated as hedges	364,745	10,937	18,927	7,990

Derivatives not designated as hedges:
Interest rate swaps	55,600	(2,038)	1,454	3,492
Futures on equity indices	3,483	—	—	—
Interest rate futures	16,233	—	—	—
Interest rate swaptions	494,774	1,176	1,176	—
Cross-currency swaps	557,676	(154,340)	1,921	156,261
Total derivatives not designated as hedges	1,127,766	(155,202)	4,551	159,753
Total derivative financial instruments	$1,492,511	$(144,265)	$23,478	$167,743

(1) The estimated fair value of all derivatives in an asset position is reported within other assets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the condensed consolidated balance sheets.

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The notional amounts depicted in the June 30, 2014 table above are representative of the average notional for the six months ended June 30, 2014 for all derivative types except for Other forward contracts.  During the six months ended June 30, 2014 and 2013, the average notional for Other forward contracts was approximately $3,000,000.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate swaps	$3,900	$(7,108)	$3,142	$3,225	(A)
Cross-currency swaps	(890)	68	845	—	(A)
Interest rate futures	—	—	18	16	(A)
Total cash flow hedges	$3,010	$(7,040)	$4,005	$3,241
 (A) Net investment income.

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate swaps	$5,144	$(9,801)	$3,705	$3,916	(A)
Cross-currency swaps	(1,250)	26,709	845	—	(A)
Interest rate futures	—	—	35	32	(A)
Total cash flow hedges	$3,894	$16,908	$4,585	$3,948
(A) Net investment income.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Fair value hedges:
Interest rate swaps	$(1,333)	$5,188	(A)	$—	$—
Interest rate swaps	—	(569)	(B)	—	—
Items hedged in interest rate swaps	—	—		1,333	(4,166)	(A)
Items hedged in interest rate swaps	—	—		—	(453)	(B)
Total fair value hedges	$(1,333)	$4,619		$1,333	$(4,619)
 (A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Fair value hedges:
Interest rate swaps	$(2,400)	$7,080	(A)	$—	$—
Interest rate swaps	—	(185)	(B)	—	—
Items hedged in interest rate swaps	—	—		2,400	(6,058)	(A)
Items hedged in interest rate swaps	—	—		—	(837)	(B)
Total fair value hedges	$(2,400)	$6,895		$2,400	$(6,895)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended June 30,
	2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$13	(A)	$62	(A)
Futures on equity indices	(196)	(B)	(878)	(B)
Interest rate swaps	941	(A)	(800)	(A)
Interest rate swaps	—	(B)	(473)	(B)
Interest rate futures	(62)	(A)	860	(A)
Interest rate futures	111	(B)	(982)	(B)
Interest rate swaptions	640	(A)	894	(A)
Interest rate swaptions	(877)	(B)	(683)	(B)
Other forward contracts	20,402	(A)	(36,611)	(A)
Other forward contracts	31,996	(B)	(23,084)	(B)
Cross-currency swaps	(5,453)	(A)	—	(A)
Total derivatives not designated as hedging instruments	$47,515		$(61,695)
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Six Months Ended June 30,
	2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$90	(A)	$86	(A)
Futures on equity indices	(359)	(B)	(1,112)	(B)
Interest rate swaps	2,050	(A)	(1,315)	(A)
Interest rate swaps	—	(B)	(636)	(B)
Interest rate futures	(65)	(A)	(520)	(A)
Interest rate futures	87	(B)	490	(B)
Interest rate swaptions	842	(A)	1,584	(A)
Interest rate swaptions	(1,710)	(B)	(1,308)	(B)
Other forward contracts	14,060	(A)	(31,060)	(A)
Other forward contracts	39,577	(B)	(32,735)	(B)
Cross-currency swaps	(7,085)	(A)	—	(A)
Total derivatives not designated as hedging instruments	$47,487		$(66,526)
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

8.  Summary of Offsetting Assets and Liabilities

The Company enters into derivative transactions and short-term reverse repurchase agreements with several approved counterparties. The Company’s derivative transactions are generally governed by ISDA or MSFTA Master Agreements which provide for legally enforceable set-off and close-out netting in the event of default or bankruptcy of the Company’s counterparties.  The Company’s ISDA and MSFTA Master Agreements generally include provisions which require both the pledging and accepting of collateral in connection with its derivative transactions. These provisions have the effect of securing each party’s position to the extent of collateral held.  Short-term reverse repurchase agreements also include collateral provisions with the counterparty.  The following tables summarize the effect of master netting arrangements on the Company’s financial position in the normal course of business and in the event of default or bankruptcy of the Company’s counterparties:

	June 30, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$41,887	$(31,114)	$1,358	$9,415
Short-term reverse repurchase agreements (3)	600,000	(600,000)	—	—
Total financial instruments (assets)	$641,887	$(631,114)	$1,358	$9,415

	June 30, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$177,685	$(31,114)	$(146,362)	$209

(1) The gross fair value of derivative instrument and short-term reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the condensed consolidated balance sheets.
(2) The estimated fair value of derivative instrument assets is reported in other assets in the condensed consolidated balance sheets. Derivative transactions entered into under ISDA master agreements include income and expense accruals.
(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments, available-for-sale in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.
(4) The estimated fair value of derivative instrument liabilities is reported in other liabilities in the condensed consolidated balance sheets. Derivative transactions entered into under ISDA master agreements include income and expense accruals.

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

9.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	June 30, 2014
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$931,647	$—	$931,647
Obligations of U.S. states and their subdivisions	—	2,150,298	—	2,150,298
Foreign government securities	—	2,533	—	2,533
Corporate debt securities	—	11,427,512	6,371	11,433,883
Asset-backed securities	—	1,377,981	220,134	1,598,115
Residential mortgage-backed securities	—	221,592	—	221,592
Commercial mortgage-backed securities	—	897,216	—	897,216
Collateralized debt obligations	—	10,936	29	10,965
Total fixed maturities available-for-sale	—	17,019,715	226,534	17,246,249
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	57,171	—	57,171
Corporate debt securities	—	58,818	—	58,818
Commercial mortgage-backed securities	—	1,076	—	1,076
Total fixed maturities held for trading	—	117,065	—	117,065
Short-term investments available-for-sale	356,437	2,568,698	—	2,925,135
Collateral under securities lending agreements	32,275	—	—	32,275
Collateral under derivative counterparty collateral agreements	149,610	—	—	149,610
Derivative instruments designated as hedges:
Interest rate swaps	—	19,139	—	19,139
Cross-currency swaps	—	27	—	27
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,567	—	1,567
Interest rate swaptions	—	456	—	456
Other forward contracts	—	25,748	—	25,748
Cross-currency swaps	—	279	—	279
Total derivative instruments	—	47,216	—	47,216
Separate account assets	15,897,424	11,821,309	—	27,718,733
Total assets	$16,435,746	$31,574,003	$226,534	$48,236,283

Liabilities
Payable under securities lending agreements	$32,275	$—	$—	$32,275
Derivative instruments designated as hedges:
Interest rate swaps	—	189	—	189
Cross-currency swaps	—	9,965	—	9,965
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,589	—	1,589
Other forward contracts	—	11,688	—	11,688
Cross-currency swaps	—	157,942	—	157,942
Total derivative instruments	—	181,373	—	181,373
Separate account liabilities (1)	16	140,045	—	140,061
Total liabilities	$32,291	$321,418	$—	$353,709

 (1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2013
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,064,639	$—	$3,064,639
Obligations of U.S. states and their subdivisions	—	1,943,587	—	1,943,587
Foreign government securities	—	2,603	—	2,603
Corporate debt securities	—	10,792,329	6,652	10,798,981
Asset-backed securities	—	1,402,679	252,958	1,655,637
Residential mortgage-backed securities	—	249,585	—	249,585
Commercial mortgage-backed securities	—	742,124	—	742,124
Collateralized debt obligations	—	12,356	32	12,388
Total fixed maturities available-for-sale	—	18,209,902	259,642	18,469,544
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	236,000	—	236,000
Corporate debt securities	—	58,171	—	58,171
Asset-backed securities	—	40,858	—	40,858
Commercial mortgage-backed securities	—	1,026	—	1,026
Total fixed maturities held for trading	—	336,055	—	336,055
Short-term investments available-for-sale	254,378	39,909	—	294,287
Collateral under securities lending agreements	18,534	—	—	18,534
Collateral under derivative counterparty collateral agreements	143,710	—	—	143,710
Derivative instruments designated as hedges:
Interest rate swaps	—	18,927	—	18,927
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,454	—	1,454
Interest rate swaptions	—	1,176	—	1,176
Cross-currency swaps	—	1,921	—	1,921
Total derivative instruments	—	23,478	—	23,478
Separate account assets	14,861,680	11,769,224	—	26,630,904
Total assets	$15,278,302	$30,378,568	$259,642	$45,916,512

Liabilities
Payable under securities lending agreements	$18,534	$—	$—	$18,534
Derivative instruments designated as hedges:
Interest rate swaps	—	147	—	147
Cross-currency swaps	—	7,843	—	7,843
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,492	—	3,492
Cross-currency swaps	—	156,261	—	156,261
Total derivative instruments	—	167,743	—	167,743
Separate account liabilities (1)	2	166,325	—	166,327
Total liabilities	$18,536	$334,068	$—	$352,604

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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, April 1, 2014	$6,523	$246,025	$29	$252,577
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	17	(12,407)	—	(12,390)
Settlements	(169)	(13,484)	—	(13,653)
Balances, June 30, 2014	$6,371	$220,134	$29	$226,534
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2014	$—	$—	$—	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Three Months Ended June 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, April 1, 2013	$1,801	$261,503	$32	$263,336
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(7)	11,589	—	11,582
Settlements	2	(12,324)	—	(12,322)
Balances, June 30, 2013	$1,796	$260,768	$32	$262,596
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2013	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2014	$6,652	$252,958	$32	$259,642
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	75	(5,594)	(3)	(5,522)
Settlements	(356)	(27,230)	—	(27,586)
Balances, June 30, 2014	$6,371	$220,134	$29	$226,534
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2014	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Six Months Ended June 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(23)	18,594	—	18,571
Settlements	(3)	(23,364)	—	(23,367)
Balance at June 30, 2013	$1,796	$260,768	$32	$262,596
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at June 30, 2013	$—	$—	$—	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following table presents significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities (1)	$220,094	Internal model pricing	Prepayment speed assumption	9
			Constant default rate assumption	5
			Adjusted ABX Index spread assumption (2)	493
(1) Includes home improvement loans only.
(2) Includes an internally calculated liquidity premium adjustment of 217.

At June 30, 2014, after adjusting the Asset Backed Securities Index (“ABX Index”) spread assumption by the liquidity premium, the overall discount rate ranged from 284 to 604 basis points.  The constant default rate assumption ranged from 2.0 to 12.7.

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
(Dollars in Thousands)
(Unaudited)

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,095,903	$3,260,765	$3,134,255	$3,197,292
Policy loans	4,239,130	4,239,130	4,185,472	4,185,472
Limited partnership interests	41,512	41,282	44,551	42,433
Other investments	16,192	42,809	16,643	42,814

Liabilities
Annuity contract benefits without life contingencies	$10,337,807	$10,219,466	$10,263,043	$9,986,464
Policyholders’ funds	343,838	343,838	345,689	345,689
Commercial paper	99,891	99,891	98,990	98,990
Notes payable	532,533	556,456	532,519	541,918

The methods and assumptions used to estimate the fair value of financial instruments not carried at fair value on a recurring basis are summarized as follows:

Mortgage loans on real estate

Mortgage loan fair value estimates are generally based on discounted cash flows.  A discount rate matrix is used where the discount rate valuing a specific mortgage generally corresponds to that mortgage’s remaining term and credit quality.  Management believes the discount rate used is comparable to the credit, interest rate, term, servicing costs and risks of loans similar to the portfolio loans that the Company would make today given its internal pricing strategy.  The estimated fair value is classified as Level 2.

Policy loans

Policy loans are funds provided to policy holders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates carrying value.  The estimated fair value is classified as Level 2.

Limited partnership interests

Limited partnership interests, accounted for using the cost method, represent the Company’s minor ownership interests in pooled investment funds.  These funds employ varying investment strategies that principally make private equity investments across diverse industries and geographical focuses.  The estimated fair value was determined using the partnership financial statement reported capital account or net asset value adjusted for other relevant information which may impact the exit value of the investments.  Distributions by these investments are generated from investment gains, from operating income generated by the underlying investments of the funds and from liquidation of the underlying assets of the funds which are estimated to be liquidated over the next one to 10 years.  The estimated fair value is classified as Level 3.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Other investments

Other investments primarily include real estate held for investment.  The estimated fair value for real estate is based on the unadjusted annual appraised value which includes factors such as comparable property sales, property income analysis, and capitalization rates.  The estimated fair value is classified as Level 2.

Annuity contract benefits without life contingencies

The estimated fair value of annuity contract benefits without life contingencies is estimated by discounting the projected expected cash flows to the maturity of the contracts utilizing risk-free spot interest rates plus a provision for the Company’s credit risk.  The estimated fair value is classified as Level 2.

Policyholders’ funds

The carrying amount of policyholders’ funds approximates the fair value since the Company can change the interest credited rates with 30 days notice. The estimated fair value is classified as Level 2.

Commercial paper

The amortized cost of commercial paper is a reasonable estimate of fair value due to its short-term nature and the high credit quality of the obligor.  The estimated fair value is classified as Level 2.

 Notes payable

The estimated fair value of the notes payable to GWL&A Financial is based upon quoted market prices from independent pricing services of securities with characteristics similar to those of the notes payable.  The estimated fair value is classified as Level 2.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

10.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended June 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2014	$622,302	$25,715	$(107,211)	$(43,786)	$497,020
Other comprehensive income (loss) before reclassifications	169,675	1,956	(19,318)	—	152,313
Amounts reclassified from AOCI	(1,645)	(2,603)	—	—	(4,248)
Net current period other comprehensive income (loss)	168,030	(647)	(19,318)	—	148,065
Balances, June 30, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085

	Three Months Ended June 30, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, April 1, 2013	$885,393	$40,068	$(184,162)	$(122,795)	$618,504
Other comprehensive income (loss) before reclassifications	(382,650)	(4,576)	78,763	—	(308,463)
Amounts reclassified from AOCI	3,747	(2,106)	—	—	1,641
Net current period other comprehensive income (loss)	(378,903)	(6,682)	78,763	—	(306,822)
Balances, June 30, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682

	Six Months Ended June 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	372,019	2,531	(56,529)	—	318,021
Amounts reclassified from AOCI	(15,710)	(2,980)	—	—	(18,690)
Net current period other comprehensive income (loss)	356,309	(449)	(56,529)	—	299,331
Balances, June 30, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(409,418)	10,990	88,747	—	(309,681)
Amounts reclassified from AOCI	(11,770)	(2,566)	—	—	(14,336)
Net current period other comprehensive income (loss)	(421,188)	8,424	88,747	—	(324,017)
Balances, June 30, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended June 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$261,039	$(91,364)	$169,675
Unrealized holding gains (losses) arising on cash flow hedges	3,010	(1,054)	1,956
Reclassification adjustment for (gains) losses realized in net income	(6,536)	2,288	(4,248)
Net unrealized gains (losses)	257,513	(90,130)	167,383
Future policy benefits, DAC and VOBA adjustments	(29,720)	10,402	(19,318)
Net unrealized gains (losses)	227,793	(79,728)	148,065
Other comprehensive income (loss)	$227,793	$(79,728)	$148,065

	Three Months Ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(588,693)	$206,043	$(382,650)
Unrealized holding gains (losses) arising on cash flow hedges	(7,040)	2,464	(4,576)
Reclassification adjustment for (gains) losses realized in net income	2,524	(883)	1,641
Net unrealized gains (losses)	(593,209)	207,624	(385,585)
Future policy benefits, DAC and VOBA adjustments	121,174	(42,411)	78,763
Net unrealized gains (losses)	(472,035)	165,213	(306,822)
Other comprehensive income (loss)	$(472,035)	$165,213	$(306,822)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$572,337	$(200,318)	$372,019
Unrealized holding gains (losses) arising on cash flow hedges	3,894	(1,363)	2,531
Reclassification adjustment for (gains) losses realized in net income	(28,754)	10,064	(18,690)
Net unrealized gains (losses)	547,477	(191,617)	355,860
Future policy benefits, DAC and VOBA adjustments	(86,968)	30,439	(56,529)
Net unrealized gains (losses)	460,509	(161,178)	299,331
Other comprehensive income (loss)	$460,509	$(161,178)	$299,331

	Six Months Ended June 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(629,873)	$220,455	$(409,418)
Unrealized holding gains (losses) arising on cash flow hedges	16,908	(5,918)	10,990
Reclassification adjustment for (gains) losses realized in net income	(22,056)	7,720	(14,336)
Net unrealized gains (losses)	(635,021)	222,257	(412,764)
Future policy benefits, DAC and VOBA adjustments	136,532	(47,785)	88,747
Net unrealized gains (losses)	(498,489)	174,472	(324,017)
Other comprehensive income (loss)	$(498,489)	$174,472	$(324,017)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

Three Months Ended June 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized (gains) losses arising on fixed maturities, available-for-sale	$(2,531)	Other realized investment (gains) losses, net
	(2,531)	Total before tax
	(886)	Tax expense or benefit
	$(1,645)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(4,005)	Net investment income
	(4,005)	Total before tax
	(1,402)	Tax expense or benefit
	$(2,603)	Net of tax

Total reclassification	$(4,248)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Three Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized (gains) losses arising on fixed maturities, available-for-sale	$5,765	Other realized investment (gains) losses, net
	5,765	Total before tax
	2,018	Tax expense or benefit
	$3,747	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(3,241)	Net investment income
	(3,241)	Total before tax
	(1,135)	Tax expense or benefit
	$(2,106)	Net of tax

Total reclassification	$1,641	Net of tax

Six Months Ended June 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized (gains) losses arising on fixed maturities, available-for-sale	$(24,169)	Other realized investment (gains) losses, net
	(24,169)	Total before tax
	(8,459)	Tax expense or benefit
	$(15,710)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(4,585)	Net investment income
	(4,585)	Total before tax
	(1,605)	Tax expense or benefit
	$(2,980)	Net of tax

Total reclassification	$(18,690)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Six Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized (gains) losses arising on fixed maturities, available-for-sale	$(18,108)	Other realized investment (gains) losses, net
	(18,108)	Total before tax
	(6,338)	Tax expense or benefit
	$(11,770)	Net of tax

Unrealized (gains) losses arising on cash flow hedges	$(3,948)	Net investment income
	(3,948)	Total before tax
	(1,382)	Tax expense or benefit
	$(2,566)	Net of tax

Total reclassification	$(14,336)	Net of tax

11.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2014	2013	2014	2013	2014	2013
Components of net periodic cost (benefit):
Service cost	$1,175	$1,260	$206	$233	$205	$250
Interest cost	5,739	5,171	130	123	696	637
Expected return on plan assets	(7,319)	(6,029)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	13	13	(427)	(413)	233	233
Amortization of loss (gain) from earlier periods	644	3,895	(130)	(104)	93	325
Net periodic cost (benefit)	$252	$4,310	$(221)	$(161)	$1,227	$1,445

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2014	2013	2014	2013	2014	2013
Components of net periodic cost (benefit):
Service cost	$2,349	$2,519	$412	$465	$410	$501
Interest cost	11,477	10,344	260	246	1,393	1,274
Expected return on plan assets	(14,638)	(12,058)	—	—	—	—
Amortization of unrecognized prior service cost (benefit)	26	26	(853)	(825)	466	466
Amortization of loss (gain) from earlier periods	1,289	7,789	(260)	(207)	185	650
Net periodic cost (benefit)	$503	$8,620	$(441)	$(321)	$2,454	$2,891

The Company expects to make payments of approximately $430 with respect to its Post-Retirement Medical Plan and $17,003 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2014.  The Company expects to make contributions of $13,407 to its Defined Benefit Pension Plan during the year ended December 31, 2014.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended June 30,
	2014	2013
Contributions to the Defined Benefit Pension Plan	$2,690	$2,025
Payments to the Post-Retirement Medical Plan	84	129
Payments to the Supplemental Executive Retirement Plan	882	930

	Six Months Ended June 30,
	2014	2013
Contributions to the Defined Benefit Pension Plan	$4,714	$2,025
Payments to the Post-Retirement Medical Plan	215	282
Payments to the Supplemental Executive Retirement Plan	1,789	1,860

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

12.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current	$22,551	$(933)	$53,596	$25,902
Deferred	17,629	(3,136)	36,938	7,970
Total income tax provision	$40,180	$(4,069)	$90,534	$33,872

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Six Months Ended June 30,
	2014	2013
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(1.9)%	(2.4)%
Tax credits	(0.2)%	(1.5)%
State income taxes, net of federal benefit	1.4%	1.8%
Other, net	0.5%	2.1%
Effective income tax rate	34.8%	35.0%

During the six months ended June 30, 2014 and 2013, the Company recorded an increase in unrecognized tax benefits in the amount of $4,372 and $5,776, respectively. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months.

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

Other

The Company’s Other reporting segment is substantially comprised of activity under the assumption of reinsurance between Great-West Life & Annuity Insurance Company of South Carolina (“GWSC”), a wholly owned subsidiary, and CLAC (“the GWSC operating segment”), corporate items not directly allocated to the other operating segments and interest expense on long-term debt.

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

The following tables summarize segment financial information:

	Three Months Ended June 30, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$37,461	$469	$24,566	$62,496
Fee income	26,938	144,079	988	172,005
Net investment income	187,044	118,778	13,788	319,610
Realized investment gains (losses), net	9,987	27,003	66	37,056
Total revenues	261,430	290,329	39,408	591,167
Benefits and expenses:
Policyholder benefits	178,712	51,520	32,464	262,696
Operating expenses	42,091	155,573	15,674	213,338
Total benefits and expenses	220,803	207,093	48,138	476,034
Income (loss) before income taxes	40,627	83,236	(8,730)	115,133
Income tax expense (benefit)	13,953	29,049	(2,822)	40,180
Net income (loss)	$26,674	$54,187	$(5,908)	$74,953

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three months ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$28,908	$1,184	$36,265	$66,357
Fee income	24,175	129,051	1,081	154,307
Net investment income	172,313	64,342	11,948	248,603
Realized investment gains (losses), net	7,881	(32,199)	4	(24,314)
Total revenues	233,277	162,378	49,298	444,953
Benefits and expenses:
Policyholder benefits	175,667	48,384	41,189	265,240
Operating expenses	37,525	129,335	20,976	187,836
Total benefits and expenses	213,192	177,719	62,165	453,076
Income (loss) before income taxes	20,085	(15,341)	(12,867)	(8,123)
Income tax expense (benefit)	6,106	(5,465)	(4,710)	(4,069)
Net income (loss)	$13,979	$(9,876)	$(8,157)	$(4,054)

	Six Months Ended June 30, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$150,239	$1,040	$43,071	$194,350
Fee income	50,567	285,961	1,990	338,518
Net investment income	372,564	219,953	27,116	619,633
Realized investment gains (losses), net	16,723	47,156	86	63,965
Total revenues	590,093	554,110	72,263	1,216,466
Benefits and expenses:
Policyholder benefits	417,708	100,001	51,366	569,075
Operating expenses	77,431	279,559	30,164	387,154
Total benefits and expenses	495,139	379,560	81,530	956,229
Income (loss) before income taxes	94,954	174,550	(9,267)	260,237
Income tax expense (benefit)	32,917	60,359	(2,742)	90,534
Net income (loss)	$62,037	$114,191	$(6,525)	$169,703

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$182,584	$1,184	$60,910	$244,678
Fee income	47,374	251,706	2,173	301,253
Other revenue	7,355	—	—	7,355
Net investment income	349,439	160,633	23,893	533,965
Realized investment gains (losses), net	16,754	(26,342)	13	(9,575)
Total revenues	603,506	387,181	86,989	1,077,676
Benefits and expenses:
Policyholder benefits	453,974	93,361	62,530	609,865
Operating expenses	73,408	261,231	36,520	371,159
Total benefits and expenses	527,382	354,592	99,050	981,024
Income (loss) before income taxes	76,124	32,589	(12,061)	96,652
Income tax expense (benefit)	27,633	10,643	(4,404)	33,872
Net income (loss)	$48,491	$21,946	$(7,657)	$62,780

14.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at June 30, 2014 and December 31, 2013.  At June 30, 2014 and December 31, 2013, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,196,100 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually for an indefinite period of time.  At June 30, 2014 and December 31, 2013, there were no outstanding amounts related to the letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2014 and December 31, 2013 were $234,065 and $196,933, of which $6,745 and $7,498 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

15.  Subsequent Event

On August 1, 2014, the Company’s Board of Directors declared a dividend of $42,800, payable on September 30, 2014, to its sole shareholder, GWL&A Financial.

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

The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2014 compared with the same period in 2013. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

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

(In millions)
Premium income	$42
Other revenue	7
Total	49

Increase in future policy benefits	41
Dividends to policyholders	1
Total	42

Participating policyholders’ net income before income taxes	7
Income tax expense (benefit)	2
Participating policyholders’ income	5

Provision for policyholders’ share of (losses) earnings on participating business	5
Net income available to shareholder	$—

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

On March 20, 2014, Great-West Lifeco Inc. announced its intent to combine the retirement business of Putnam Investments, an affiliate of the Company, with the retirement business of the Company. Management is still assessing the form of the combination. The Putnam Investments retirement business comprises 375 clients with approximately 199,000 participants and $15 billion in assets under administration.

On April 3, 2014, the Company announced it has reached an agreement to acquire the J.P. Morgan Retirement Plan Services large-market recordkeeping business. The transaction is expected to close during the third quarter pending regulatory approval. The J.P. Morgan Retirement Plan Services business comprises 200 clients with approximately 1.9 million participants and $167 billion in assets under administration. It also includes the more than 1,000 personnel affiliated with J.P. Morgan Retirement Plan Services, including sales staff, consultant relations, relationship managers and client service specialists.

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

Company Results of Operations

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

The following is a summary of certain financial data of the Company:

	Three Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$62	$66
Fee income	172	154
Net investment income	320	250
Realized investment gains (losses), net	37	(24)
Total revenues	591	446
Policyholder benefits	263	265
Operating expenses	213	189
Total benefits and expenses	476	454
Income (loss) before income taxes	115	(8)
Income tax expense (benefit)	40	(4)
Net income (loss)	$75	$(4)

The Company’s consolidated net income increased by $79 million from a loss of $4 million in 2013 to a gain of $75 million in 2014. The increase in earnings is due to net investment income and realized investment gains (losses), net, attributable to realized and unrealized gains on forward settling to be announced ("TBA") security transactions as a result of decreasing interest rates. Additionally, the Company had higher fee income due to increased average asset levels driven by higher average equity market levels. These increases in earnings were partially offset by higher operating expenses.

Premium income decreased by $4 million, or 6%, to $62 million for the three months ended June 30, 2014 when compared to 2013. This decrease is primarily related to the Company’s Other segment which had a decrease of $12 million due to lapses on a block of 10-year term insurance policies whose original term ended in 2013. The decrease was partially offset by an increase of $8 million in the Individual Markets segment which is driven by increased sales.

Fee income increased by $18 million, or 12%, to $172 million for the three months ended June 30, 2014 when compared to 2013. The increase is primarily related to a $16 million, or 18%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance is evidenced by the 18% increase in the average S&P 500 index during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net investment income increased by $70 million, or 28%, to $320 million during the three months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $57 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates. Additionally, there was a $17 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields and a $12 million increase in unrealized gains from derivatives. The increase in net investment income was partially offset by a $17 million decrease in investment income earned on derivatives.

Realized investment gains (losses), net, increased by $61 million to $37 million during the three months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $55 million on forward settling TBA security transactions and an increase in gains of $10 million on bonds as a result of decreasing interest rates, offset by a decrease in gains of $5 million on mortgages.

Total benefits and expenses increased by $22 million, or 5%, to $476 million for the three months ended June 30, 2014 when compared to 2013 primarily due to higher operating expenses. The increase in benefits and expenses is primarily attributable to a $29 million increase in the Company’s Retirement Services segment as a result of higher asset based commissions, higher incentive compensation and higher executive compensation. Additionally, the Company had higher deferred acquisition cost ("DAC") amortization as a result of realized gains in 2014 as compared to realized losses in 2013. The Individual Markets segment had an increase of $7 million primarily driven by higher interest credited or paid to contractholders due to higher average liabilities and also driven by higher incentive compensation and higher executive compensation. Offsetting the increases was a decrease of $14 million in the Other segment as a result of actual surrenders coming in lower than previously estimated and lower commissions due to higher lapses.

Income tax expense increased by $44 million from a benefit of $4 million in 2013 to an expense of $40 million in 2014 primarily due to an increase in net income before tax.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

The following is a summary of certain financial data of the Company:

	Six Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$194	$245
Fee income	339	301
Other revenue	—	7
Net investment income	620	534
Realized investment gains (losses), net	64	(9)
Total revenues	1,217	1,078
Policyholder benefits	569	610
Operating expenses	387	371
Total benefits and expenses	956	981
Income before income taxes	261	97
Income tax expense	91	34
Net income	$170	$63

The Company’s consolidated net income increased by $107 million to $170 million for the six months ended June 30, 2014 when compared to 2013. The increase in earnings is due to net investment income and realized investment gains (losses), net, attributable to realized and unrealized gains on forward settling TBA security transactions as a result of decreasing interest rates. Additionally, the Company had higher fee income due to increased average asset levels driven by higher average equity market levels. These increases in earnings were partially offset by higher operating expenses.

Premium income decreased by $51 million, or 21%, to $194 million for the six months ended June 30, 2014 when compared to 2013. This decrease is primarily related to the Company’s Individual Markets segment which is driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC, partially offset by a $7 million increase driven by higher sales. The Other segment had a decrease of $18 million due to lapses on a block of 10-year term insurance policies whose original term ended in 2013.

Fee income increased by $38 million, or 13%, to $339 million for the six months ended June 30, 2014 when compared to 2013. The increase is primarily related to a $32 million, or 18%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance is evidenced by the 20% increase in the average S&P 500 index during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other revenue decreased by $7 million for the six months ended June 30, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $86 million, or 16%, to $620 million during the six months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $45 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates and a $28 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields. Additionally, there was an $18 million and $8 million increase in unrealized gains from derivatives and bonds, respectively, and a $5 million increase in investment income earned on other investments. The increase in net investment income was partially offset by an $18 million decrease in investment income earned on derivatives.

Realized investment gains (losses), net, increased by $73 million to $64 million during the six months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $72 million on forward settling TBA security transactions and an increase in gains of $7 million on bonds as a result of decreasing interest rates, offset by a decrease in gains of $5 million on mortgages.

Total benefits and expenses decreased by $25 million, or 3%, to $956 million for the six months ended June 30, 2014 when compared to 2013 primarily due to lower policyholder benefits. The decrease in benefits and expenses is attributable to a $32 million decrease in the Company’s Individual Markets segment driven by benefits expense incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC. The Other segment had a decrease of $17 million as a result of actual surrenders coming in lower than previously estimated and lower commissions due to fewer renewals. Offsetting the decreases was an increase of $25 million in the Retirement Services segment, of which $18 million is driven by operating expenses as a result of higher asset based commissions, higher incentive compensation and higher executive compensation. Additionally, the Company had higher policyholder benefits due to higher interest credited or paid to contractholders as a result of increased average liabilities.

Income tax expense increased by $57 million to $91 million for the six months ended June 30, 2014 when compared to 2013 primarily due to an increase in net income before tax.

Individual Markets Segment Results of Operations

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$37	$29
Fee income	27	24
Net investment income	187	173
Realized investment gains (losses), net	10	7
Total revenues	261	233
Policyholder benefits	178	176
Operating expenses	42	37
Total benefits and expenses	220	213
Income before income taxes	41	20
Income tax expense	14	6
Net income	$27	$14

Net income for the Individual Markets segment increased by $13 million, or 93%, to $27 million million during the three months ended June 30, 2014 when compared to 2013. The increase in earnings is primarily due to higher net investment income driven by higher invested assets and higher unrealized gains from forward settling TBA securities as a result of decreasing interest rates.

Premium income increased by $8 million, or 28%, to $37 million for the three months ended June 30, 2014 when compared to 2013. This increase is primarily driven by higher sales in 2014.

Fee income increased by $3 million, or 13%, to $27 million for the three months ended June 30, 2014 when compared to 2013. The increase is primarily related to fees earned in the executive benefits market due to increased assets resulting from growing sales.

Net investment income increased by $14 million, or 8%, to $187 million for the three months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $13 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates. Additionally, there was a $6 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields and a $6 million increase in unrealized gains from derivatives. The increase in net investment income was partially offset by an $11 million decrease in investment income earned on derivatives.

Realized investment gains (losses), net, increased by $3 million, or 43%, to $10 million during the three months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $13 million on forward settling TBA security transactions as a result of decreasing interest rates, offset by a decrease in gains of $6 million and $5 million on bonds and mortgages, respectively.

Total benefits and expenses increased by $7 million, or 3%, to $220 million during the three months ended June 30, 2014 when compared to 2013.  The change in benefits and expenses is primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities and also driven by higher incentive compensation and higher executive compensation.

Income tax expense increased by $8 million to $14 million during the three months ended June 30, 2014 when compared to 2013 primarily due to an increase in net income before tax.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Six Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$150	$183
Fee income	51	47
Other revenue	—	7
Net investment income	372	350
Realized investment gains (losses), net	17	16
Total revenues	590	603
Policyholder benefits	418	454
Operating expenses	77	73
Total benefits and expenses	495	527
Income before income taxes	95	76
Income tax expense	33	28
Net income	$62	$48

Net income for the Individual Markets segment increased by $14 million, or 29%, to $62 million during the six months ended June 30, 2014 when compared to 2013. The increase in earnings is primarily due to higher net investment income driven by higher invested assets and higher unrealized gains from forward settling TBA securities as a result of decreasing interest rates, partially offset by a decrease in other revenues.

Premium income decreased by $33 million, or 18%, to $150 million for the six months ended June 30, 2014 when compared to 2013. This decrease is primarily driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC, partially offset by a $7 million increase driven by higher sales.

Fee income increased by $4 million, or 9%, to $51 million for the six months ended June 30, 2014 when compared to 2013. The increase is primarily related to fees earned in the executive benefits market due to increased assets resulting from growing sales.

Other revenue decreased by $7 million for the six months ended June 30, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $22 million, or 6%, to $372 million for the six months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $12 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates and an $11 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields. Additionally, there was an $8 million and $4 million increase in unrealized gains from derivatives and bonds, respectively. The increase in net investment income was partially offset by a $14 million decrease in investment income earned on derivatives.

Realized investment gains (losses), net, increased by $1 million, or 6%, to $17 million during the six months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $16 million on forward settling TBA security transactions as a result of decreasing interest rates, offset by a decrease in gains of $9 million and $5 million on bonds and mortgages, respectively.

Total benefits and expenses decreased by $32 million, or 6%, to $495 million during the six months ended June 30, 2014 when compared to 2013.  The change in benefits and expenses is primarily attributable to a $41 million benefits expense incurred in 2013 in conjunction with the termination of the reinsurance agreement with CLAC, partially offset by a $9 million increase in interest credited or paid to contractholders as a result of increased average liabilities and increased incentive compensation and executive compensation.

Income tax expense increased by $5 million, or 18%, to $33 million during the six months ended June 30, 2014 when compared to 2013 primarily due to an increase in net income before tax.

Retirement Services Segment Results of Operations

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Three Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$—	$1
Fee income	144	129
Net investment income	119	65
Realized investment gains (losses), net	27	(32)
Total revenues	290	163
Policyholder benefits	51	48
Operating expenses	156	130
Total benefits and expenses	207	178
Income (loss) before income taxes	83	(15)
Income tax expense (benefit)	29	(5)
Net income (loss)	$54	$(10)

Net income (loss) for the Retirement Services segment increased by $64 million from a loss of $10 million in 2013 to a gain of $54 million in 2014. The increase in earnings is primarily due to increases in net investment income and realized investment gains (losses), net, attributable to realized and unrealized gains on forward settling TBA security transactions as a result of decreasing interest rates. Additionally, the Company had higher fee income due to increased average asset levels driven by higher average equity market levels. These increases in earnings were partially offset by higher operating expenses.

Fee income increased by $15 million, or 12%, to $144 million for the three months ended June 30, 2014 when compared to 2013.  The increase is primarily related to a $16 million, or 18%, increase in asset-based variable fee income due to increased average asset levels driven by sales growth and higher average equity market levels.  The equity market performance is evidenced by an 18% increase in the average S&P 500 index during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net investment income increased by $54 million, or 83%, to $119 million for the three months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $44 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates. Additionally, there was a $10 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Realized investment gains (losses), net, increased by $59 million to $27 million for the three months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $42 million on forward settling TBA security transactions and an increase in gains of $16 million on bonds as a result of decreasing interest rates.

Total benefits and expenses increased by $29 million, or 16%, to $207 million for the three months ended June 30, 2014 when compared to 2013. The increase in benefits and expenses is primarily attributable to a $26 million increase in operating expenses as a result of higher asset based commissions due to increased average asset levels, higher incentive compensation due to larger plan sales in 2014 and higher executive compensation. Additionally, the Company had higher DAC amortization as a result of realized gains in 2014 as compared to realized losses in 2013.

Income tax expense increased by $34 million from a benefit of $5 million to an expense of $29 million. The increase is primarily due to an increase in net income before income taxes.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Six Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$1	$1
Fee income	286	252
Net investment income	220	161
Realized investment gains (losses), net	47	(26)
Total revenues	554	388
Policyholder benefits	100	93
Operating expenses	280	262
Total benefits and expenses	380	355
Income before income taxes	174	33
Income tax expense	60	11
Net income	$114	$22

Net income for the Retirement Services segment increased by $92 million to $114 million for the six months ended June 30, 2014 when compared to 2013. The increase in earnings is primarily due to increases in net investment income and realized investment gains (losses), net, attributable to realized and unrealized gains on forward settling TBA security transactions as a result of decreasing interest rates. Additionally, the Company had higher fee income due to increased average asset levels driven by higher average equity market levels. These increases in earnings were partially offset by higher operating expenses.

Fee income increased by $34 million, or 13%, to $286 million for the six months ended June 30, 2014 when compared to 2013.  The increase is primarily related to a $32 million, or 18%, increase in asset-based variable fee income due to increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance is evidenced by a 20% increase in the average S&P 500 index during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Net investment income increased by $59 million, or 37%, to $220 million for the six months ended June 30, 2014 when compared to 2013. The primary driver of the change is a $33 million increase in unrealized gains from forward settling TBA securities as a result of decreasing interest rates. Additionally, there was a $16 million increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields and a $10 million increase in unrealized gains from derivatives.

Realized investment gains (losses), net, increased by $73 million to $47 million for the six months ended June 30, 2014 when compared to 2013. The fluctuation is driven primarily by an increase in gains of $56 million on forward settling TBA security transactions and an increase in gains of $16 million on bonds as a result of decreasing interest rates.

Total benefits and expenses increased by $25 million, or 7%, to $380 million for the six months ended June 30, 2014 when compared to 2013. The increase in benefits and expenses is primarily attributable to an $18 million increase in operating expenses as a result of higher asset based commissions due to increased average asset levels, higher incentive compensation due to larger plan sales in 2014 and higher executive compensation. Additionally, the Company had higher policyholder benefits due to higher interest credited or paid to contractholders as a result of increased average liabilities.

Income tax expense increased by $49 million to $60 million during the six months ended June 30, 2014 when compared to 2013. The increase is primarily due to an increase in net income before income taxes.

Other Segment Results of Operations

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$24	$36
Fee income	1	1
Net investment income	14	12
Total revenues	39	49
Policyholder benefits	32	41
Operating expenses	16	21
Total benefits and expenses	48	62
Loss before income taxes	(9)	(13)
Income tax benefit	(3)	(5)
Net loss	$(6)	$(8)

Net loss for the Company’s Other segment decreased by $2 million, or 25%, to $6 million for the three months ended June 30, 2014. Policyholder benefits decreased by $9 million as a result of lower surrenders in 2014 than expected as compared to 2013 and operating expenses decreased by $5 million as a result of lower commissions due to fewer policy renewals on 10-year term insurance policies. Offsetting the decrease was a $12 million decrease in premium due to lapses on a block of 10-year term insurance policies whose original term ended in 2013.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Six Months Ended June 30,
Income statement data (In millions)	2014	2013
Premium income	$43	$61
Fee income	2	2
Net investment income	27	24
Total revenues	72	87
Policyholder benefits	51	63
Operating expenses	31	36
Total benefits and expenses	82	99
Loss before income taxes	(10)	(12)
Income tax benefit	(3)	(4)
Net loss	$(7)	$(8)

Net loss for the Company’s Other segment decreased by $1 million, or 13%, to $7 million for the six months ended June 30, 2014. Policyholder benefits decreased by $12 million as a result of fewer surrenders in 2014 than expected as compared to 2013 and operating expenses decreased by $5 million as a result of lower commissions due to fewer policy renewals on 10-year term insurance policies. Offsetting the decrease was a $18 million decrease in premium due to lapses on a block of 10-year term insurance policies whose original term ended in 2013.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments follows:

(In millions)	June 30, 2014		December 31, 2013
Fixed maturities, available-for-sale	$17,246	62.3%	$18,470	69.6%
Fixed maturities, held for trading	117	0.4%	336	1.3%
Mortgage loans on real estate	3,096	11.2%	3,134	11.8%
Policy loans	4,239	15.3%	4,185	15.8%
Short-term investments, available-for-sale	2,925	10.5%	294	1.1%
Limited partnership and other corporation interests	63	0.2%	79	0.3%
Other investments	17	0.1%	18	0.1%
Total investments	$27,703	100.0%	$26,516	100.0%

The June 30, 2014 fixed maturities, available-for-sale amount decreased as compared to December 31, 2013 as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments, available-for-sale as the Company holds these investments in order to settle the forward settling TBA contracts.

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	June 30, 2014	December 31, 2013
AAA	18.1%	28.4%
AA	17.4%	15.3%
A	31.8%	26.5%
BBB	31.5%	28.6%
BB and below (Non-investment grade)	1.2%	1.2%
Total	100.0%	100.0%

The June 30, 2014 AAA rating percentage decreased as compared to December 31, 2013 as the Company sold AAA rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	June 30, 2014	December 31, 2013
Utility	20.9%	18.5%
Finance	11.8%	10.0%
Consumer	11.2%	9.9%
Natural resources	5.9%	5.2%
Transportation	3.6%	3.0%
Other	12.8%	11.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Level 3 assets at June 30, 2014 were $227 million, or 1%, of total net assets and liabilities carried at fair value compared to Level 3 assets of $260 million, or 1%, at December 31, 2013.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of June 30, 2014 and December 31, 2013, the Company had $38 million and $27 million, respectively, of securities out on loan and $600 million and zero, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Critical accounting estimates are those that management believes are important to the portrayal of the Company’s results of operations and financial condition and which require them to make difficult, subjective and/or complex judgments.  Critical accounting estimates cover accounting and actuarial matters that are inherently uncertain because the future resolution of such matters is unknown.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries.  The Company believes that its most critical accounting estimates include the following:

•	Valuation of investments and derivatives in the absence of quoted market values;

•	Impairment of investments;

•	Accounting for derivative financial instruments;

•	Valuation of policy benefit liabilities; and

•	Valuation of DAC (deferred acquisition costs)

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $434 million and $302 million as of June 30, 2014 and December 31, 2013, respectively.  The June 30, 2014 short-term investments included above exclude amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at June 30, 2014 and December 31, 2013, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $99 million of commercial paper outstanding at June 30, 2014 and December 31, 2013, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the six months ended June 30, 2014.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at June 30, 2014 and December 31, 2013 were $234 million and $197 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $600 million and zero at June 30, 2014 and December 31, 2013, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $612 million and zero at June 30, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $7 million and $9 million as collateral at June 30, 2014 and December 31, 2013, respectively, which have not been recorded on the condensed consolidated balance sheets.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and the Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2014.  Based upon that evaluation, the President and Chief Executive Officer and the Principal Accounting Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters as further described under Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of June 30, 2014.

Notwithstanding the material weakness that existed as of June 30, 2014, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Management is in the process of remediating the internal control deficiency.  The remediation plan is being implemented by the Principal Accounting Officer.

Other than as described above, the President and Chief Executive Officer and the Principal Accounting Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
The Company may be required to accelerate the amortization of DAC or VOBA (value of business acquired), or recognize impairment in the value of goodwill, which could adversely affect its results of operations and financial condition.

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

Great-West Life & Annuity Insurance Company

By:	/s/ Rebecca M. Southall	Date:	August 13, 2014
Rebecca M. Southall, Vice President and Principal Accounting Officer