Form 10-Q
period 2014-09-30
GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2014-11-13
CIK 744455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐         No ☒

As of November 1, 2014, 7,032,000 shares of the registrant’s common stock were outstanding, all of which were owned by the registrant’s parent company.

Part I     Financial Information
Item1.    Interim Financial Statements

 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $16,182,197 and $17,807,359)	$17,293,066	$18,469,544
Fixed maturities, held for trading, at fair value (amortized cost $214,312 and $333,892)	219,558	336,055
Mortgage loans on real estate (net of allowances of $2,890 and $2,890)	3,175,683	3,134,255
Policy loans	4,179,059	4,185,472
Short-term investments (amortized cost $3,071,133 and $294,287)	3,071,133	294,287
Limited partnership and other corporation interests	55,011	79,236
Other investments	16,344	17,574
Total investments	28,009,854	26,516,423

Other assets:
Cash	22,247	7,491
Reinsurance receivable	617,780	588,533
Deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”)	319,890	343,288
Investment income due and accrued	293,188	270,024
Collateral under securities lending agreements	62,887	18,534
Due from parent and affiliates	31,320	91,057
Goodwill	155,504	105,255
Other intangible assets	12,871	15,155
Other assets	747,058	707,856
Assets of discontinued operations	25,075	29,007
Separate account assets	27,481,866	26,630,904
Total assets	$57,779,540	$55,323,527

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Liabilities and stockholder’s equity
Policy benefit liabilities:
Future policy benefits	$25,705,979	$24,609,155
Policy and contract claims	338,587	345,261
Policyholders’ funds	306,293	345,689
Provision for policyholders’ dividends	62,897	62,797
Undistributed earnings on participating business	19,068	10,776
Total policy benefit liabilities	26,432,824	25,373,678

General liabilities:
Due to parent and affiliates	551,275	541,793
Commercial paper	99,989	98,990
Payable under securities lending agreements	62,887	18,534
Deferred income tax liabilities, net	276,383	106,849
Other liabilities	683,694	648,040
Liabilities of discontinued operations	25,075	29,007
Separate account liabilities	27,481,866	26,630,904
Total liabilities	55,613,993	53,447,795

Commitments and contingencies (See Note 14)

Stockholder’s equity:
Preferred stock, $1 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; 7,032,000 shares issued and outstanding	7,032	7,032
Additional paid-in capital	776,974	774,115
Accumulated other comprehensive income	580,906	345,754
Retained earnings	800,635	748,831
Total stockholder’s equity	2,165,547	1,875,732
Total liabilities and stockholder’s equity	$57,779,540	$55,323,527

See notes to condensed consolidated financial statements.	(Concluded)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premium income	$169,543	$137,401	$363,893	$382,080
Fee income	181,991	152,343	520,509	453,596
Other revenue	—	—	—	7,355
Net investment income	292,061	375,041	911,694	909,006
Realized investment gains (losses), net:
Total other-than-temporary gains (losses)	(2,405)	—	(4,334)	(61)
Other-than-temporary (gains) losses transferred to other comprehensive income (loss)	—	—	—	(434)
Other realized investment gains (losses), net	25,935	(55,820)	91,829	(64,900)
Total realized investment gains (losses), net	23,530	(55,820)	87,495	(65,395)
Total revenues	667,125	608,965	1,883,591	1,686,642
Benefits and expenses:
Life and other policy benefits	163,713	161,908	472,660	471,544
Increase (decrease) in future policy benefits	26,922	26,209	(12,052)	38,495
Interest credited or paid to contractholders	156,420	131,401	423,736	380,128
Provision for policyholders’ share of (losses) earnings on participating business	(389)	(506)	(868)	3,990
Dividends to policyholders	15,325	15,452	47,591	50,172
Total benefits	361,991	334,464	931,067	944,329
General insurance expenses	194,344	160,120	532,923	482,302
Amortization of DAC and VOBA	11,179	(211)	41,106	30,091
Interest expense	9,320	9,334	27,966	28,008
Total benefits and expenses	576,834	503,707	1,533,062	1,484,730
Income before income taxes	90,291	105,258	350,529	201,912
Income tax expense	29,790	33,287	120,324	67,159
Net income	$60,501	$71,971	$230,205	$134,753

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$60,501	$71,971	$230,205	$134,753
Components of other comprehensive income (loss)
Unrealized holding gains (losses) arising on available-for-sale fixed maturity investments	(100,800)	(20,574)	471,537	(650,447)
Unrealized holding gains (losses) arising on cash flow hedges	7,408	(49,908)	11,302	(33,000)
Reclassification adjustment for (gains) losses realized in net income	(6,738)	(13,454)	(35,492)	(35,510)
Net unrealized gains (losses) related to investments	(100,130)	(83,936)	447,347	(718,957)
Future policy benefits, DAC and VOBA adjustments	405	26,455	(86,563)	162,987
Employee benefit plan adjustment	989	—	989	—
Other comprehensive income (loss) before income taxes	(98,736)	(57,481)	361,773	(555,970)
Income tax expense (benefit) related to items of other comprehensive income	(34,557)	(20,117)	126,621	(194,589)
Other comprehensive income (loss) (1)	(64,179)	(37,364)	235,152	(361,381)
Total comprehensive income (loss)	$(3,678)	$34,607	$465,357	$(226,628)

(1) Other comprehensive income (loss) includes the non-credit component of impaired gains (losses) on fixed maturities available-for-sale in the amounts of $(996) and $3,173 for the three months ended September 30, 2014 and 2013, respectively, and $(3,812) and $9,818 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Stockholder’s Equity
Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2014	$7,032	$774,115	$345,754	$748,831	$1,875,732
Net income				230,205	230,205
Other comprehensive income (loss), net of income taxes			235,152		235,152
Dividends				(178,401)	(178,401)
Capital contribution - stock-based compensation		2,812			2,812
Income tax benefit on stock-based compensation		47			47
Balances, September 30, 2014	$7,032	$776,974	$580,906	$800,635	$2,165,547

	Nine Months Ended September 30, 2013

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balances, January 1, 2013	$7,032	$771,041	$635,699	$722,525	$2,136,297
Net income				134,753	134,753
Other comprehensive income (loss), net of income taxes			(361,381)		(361,381)
Dividends				(90,936)	(90,936)
Capital contribution - stock-based compensation		1,928			1,928
Income tax benefit on stock-based compensation		110			110
Balances, September 30, 2013	$7,032	$773,079	$274,318	$766,342	$1,820,771

See notes to condensed consolidated financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		(Restated, See Note 2)
Net cash provided by operating activities	$517,224	$466,408

Cash flows from investing activities:
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	3,540,606	3,433,511
Mortgage loans on real estate	323,332	200,913
Limited partnership interests, other corporation interests and other investments	6,674	22,132
Purchases of investments:
Fixed maturities, available-for-sale	(1,811,311)	(2,152,210)
Mortgage loans on real estate	(362,962)	(354,591)
Limited partnership interests, other corporation interests and other investments	(2,335)	(2,518)
Net change in short-term investments	(2,785,846)	(1,994,378)
Net change in policy loans	(10,413)	(4,083)
Acquisition of business	(28,356)	—
Purchases of furniture, equipment and software	(17,076)	(15,668)
Net cash used in investing activities	(1,147,687)	(866,892)

Cash flows from financing activities:
Contract deposits	2,046,736	1,809,511
Contract withdrawals	(1,279,520)	(1,324,295)
Change in due to/from parent and affiliates	69,219	(4,580)
Dividends paid	(178,401)	(90,936)
Proceeds from financing element derivatives	4,263	51,832
Payments for and interest (paid) received on financing element derivatives, net	(5,961)	(7,388)
Net commercial paper borrowings	999	2,001
Change in book overdrafts	(12,163)	82
Income tax benefit of stock option exercises	47	110
Net cash provided by financing activities	645,219	436,337

Net increase in cash	14,756	35,853
Cash, beginning of year	7,491	11,387
Cash, end of period	$22,247	$47,240

See notes to condensed consolidated financial statements.	(Continued)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		(Restated, See Note 2)
Supplemental disclosures of cash flow information:
Net cash received (paid) during the year for:
Income taxes	$50,888	$63
Interest	(18,708)	(18,750)

Non-cash investing and financing transactions during the years:
Contingent consideration (See Note 3)	$(33,739)	$—
Share-based compensation expense	2,812	1,928
Assets received from limited partnership investment distributions	—	(5,119)
Fixed maturity investments, available-for-sale acquired in reinsurance termination (See Note 6)	—	(44,104)
Policy loans acquired in reinsurance termination (See Note 6)	—	(6,468)

See notes to condensed consolidated financial statements.	(Concluded)

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

The condensed consolidated balance sheet as of December 31, 2013, which was derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014, have been prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The Company believes that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of September 30, 2014, and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated results of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are required to account for items and matters such as, but not limited to, the valuation of investments and derivatives in the absence of quoted market values, impairment of investments, accounting for derivative financial instruments, valuation of DAC, valuation of policy benefit liabilities, valuation of employee benefit plan obligations, the valuation of deferred tax assets or liabilities, net, and valuation of contingent consideration.  Actual results could differ from those estimates.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

2.  Restatement of the September 30, 2013 Statement of Cash Flows

The accompanying statement of cash flows for the nine months ended September 30, 2013 has been restated to reflect the following corrections of misstatements identified subsequent to the issuance of the September 30, 2013 quarterly financial statements:

•
During the fourth quarter of 2013, the Company recorded a cumulative out-of-period adjustment in connection with certain derivative instruments not qualifying for hedge accounting due to ineffectiveness. These derivative instruments were deemed to have a financing element at inception which should be classified as a financing activity instead of an operating activity within the statement of cash flows.  As a result, net cash provided by operating activities was overstated by $44,444 and net cash provided by financing activities was understated by the same amount for the nine months ended September 30, 2013. The Company believes the effects of this error are immaterial to the prior period.

•
The Company holds certain forward settling to be announced (“TBA”) securities that are accounted for as derivative instruments as the Company does not regularly accept delivery of such securities when issued.  In certain limited circumstances, the Company will accept delivery of the securities from one broker and then immediately deliver the securities to another broker.  In these limited circumstances, the Company recorded the purchase and sale of the securities as an equal and offsetting purchase and sale of investments in the net cash provided by investing activities.  Because the Company did not hold the securities as an investment, the cash flows should be accounted for net within operating activities.  As a result of this misstatement, both proceeds from sales, maturities and redemptions of investments and purchases of investments were overstated by $5,723,818 for the nine months ended September 30, 2013. The Company believes the effects of this error are immaterial to the prior period.

The following table summarizes the effect of the adjustments the Company made to its financial statements:

	Nine Months Ended September 30, 2013
	As previously reported	Adjustments	As restated
Statements of Cash Flows
Net cash provided by operating activities	$510,852	$(44,444)	$466,408
Proceeds from sales, maturities and redemptions of investments:
Fixed maturities, available-for-sale	9,157,329	(5,723,818)	3,433,511
Purchases of investments:
Fixed maturities, available-for-sale	(7,876,028)	5,723,818	(2,152,210)
Proceeds from financing element derivatives	—	51,832	51,832
Payments for and interest (paid) received on financing element derivatives, net	—	(7,388)	(7,388)
Net cash provided by financing activities	391,893	44,444	436,337

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

3.  Acquisition

Description of transaction

On August 29, 2014, the Company completed the acquisition of all of the voting equity interests in the J.P. Morgan Retirement Plan Services (“RPS”) large-market recordkeeping business. This acquisition transformed the Company, together with Putnam Investments, LLC, an affiliate of the Company, into the second largest provider in the U.S. defined contribution market.

Allocation of purchase price

As of September 30, 2014, the initial accounting for the acquisition is incomplete pending the completion of a comprehensive valuation of the net assets acquired. Determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Balance sheet items that are incomplete include the identification and valuation of intangible assets and the valuation of contingent consideration. As such, provisional amounts for intangible assets have not been separately identified and valued within the assets of the purchase price allocation. As a result, the excess of the purchase price over the fair value of the net assets acquired representing goodwill could be adjusted during future reporting periods. The amounts assigned to the assets acquired, goodwill, liabilities assumed and contingent consideration on August 29, 2014 as reported at September 30, 2014 are below and reflect management’s best estimate of the purchase price allocation:

Assets acquired and goodwill:
Goodwill (1)	$50,249
Other assets
Fixed assets (2)	12,680
Accounts receivable (4)	24,050
Other (4)	1,224
Total other assets	37,954
Total assets acquired and goodwill	88,203

Liabilities assumed and contingent consideration:
Other liabilities
Accrued expenses and other (4)	26,108
Contingent consideration (3)	33,739
Total other liabilities	59,847
Total liabilities assumed and contingent consideration	59,847

(1) Goodwill

Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the future economic benefits arising from other assets acquired and liabilities assumed that could not be individually identified (Level 3). Total goodwill resulting from the acquisition, in the amount of $50,249, is allocated to the Retirement Services segment. No portion of goodwill is expected to be deductible for tax purposes.

(2) Fixed Assets

The fair value of property, plant and equipment and software was determined using a cost approach and a market approach (Level 2). The cost approach is based on current replacement cost and/or reproduction costs of the assets as new less depreciation attributable to physical, functional and economic factors. The market approach is based on market data for similar assets.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

(3) Contingent consideration

In addition to the cash paid on August 29, 2014, the Company is obligated to make an additional earnout payment based on the retention of aggregated revenue, as defined in the Purchase and Sale Agreement, 24 months after the close date. As such, the remaining earnout payment is due on August 29, 2016. The potential undiscounted amount of the earnout payment that the Company could be required to make under the contingent consideration arrangement is between zero and $50,000. The fair value of the contingent consideration of $33,739 was estimated by a discounted cash flow model (Level 3) which calculates the present value of a probability-weighted earnout using a discount rate of 3.0%.

(4) Accounts receivable, other assets and accrued expenses and other liabilities

Accounts receivable, other assets and accrued expenses and other liabilities are current assets and liabilities that are generally carried at fair value which is approximated from the carrying value (Level 2).

Contingencies

At the date of the acquisition, RPS was the named defendant in four pending lawsuits. Per the terms of the acquisition, the Company is indemnified from any and all losses incurred in conjunction with the pending lawsuits. Due to the Company’s limited involvement with the pending legal proceedings, it is unable to make an estimate of the possible loss and related indemnity associated with these claims.

Revenues and earnings of the acquiree

From date of acquisition to September 30, 2014, RPS contributed $14,261 in revenue and $494 in net income. These amounts are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2014.

Costs related to acquisition

The Company incurred $2,685 of acquisition costs for the three and nine months ended September 30, 2014. Such costs have been expensed as incurred and are included in general insurance expenses.

Pro-forma information

Supplementary pro-forma revenue and net earnings for the combined entity, as though the acquisition date for this business combination had been as of January 1, 2013, has not been included as it is impracticable since historical records have not yet been made available.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

4.  Application of Recent Accounting Pronouncements

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

In August 2014, The FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The update will require management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. If there is substantial doubt about the Company’s ability to continue as a going concern, the Company will be required to disclose that fact, along with managements’ evaluation of the effectiveness of its plan to alleviate that doubt. The update defines substantial doubt as when it is probable that the Company will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The assessment and disclosure requirements, if applicable, will be required quarterly. The update is effective for the annual period ending after December 14, 2016, and for interim and annual periods thereafter. The Company does not expect this update to have an impact on the Company’s financial statements.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

5.  Dividends

The maximum amount of dividends, which can be paid to stockholders by insurance companies domiciled in the State of Colorado, is subject to restrictions relating to statutory capital and surplus and statutory net gain from operations.  Prior to the payment of any dividends, the Company provides notice to the Colorado Insurance Commissioner.  During the nine months ended September 30, 2014, and 2013, the Company paid dividends of $178,401 and $90,936, respectively, to its parent, GWL&A Financial.

6.  Related Party Transactions

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.  As a result of that termination, on January 1, 2013, the Company recorded the following increases in its statement of income in connection with the termination of the reinsurance agreement:

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

7.  Summary of Investments

The following tables summarize fixed maturity investments classified as available-for-sale and the non-credit-related component of other-than-temporary impairments (“OTTI”) in accumulated other comprehensive income (loss) (“AOCI”):

	September 30, 2014
	Amortized	Gross unrealized	Gross unrealized	Estimated fair value	OTTI (gain) loss
Fixed maturities:	cost	gains	losses	and carrying value	included in AOCI (1)
U.S. government direct obligations and U.S. agencies	$845,069	$59,509	$3,309	$901,269	—
Obligations of U.S. states and their subdivisions	1,902,663	264,962	2,746	2,164,879	—
Foreign government securities	2,496	—	2	2,494	—
Corporate debt securities (2)	11,013,781	729,468	82,954	11,660,295	(2,299)
Asset-backed securities	1,334,543	134,218	14,465	1,454,296	(90,795)
Residential mortgage-backed securities	186,087	8,277	2,796	191,568	(283)
Commercial mortgage-backed securities	886,633	25,111	4,136	907,608	—
Collateralized debt obligations	10,925	—	268	10,657	—
Total fixed maturities	$16,182,197	$1,221,545	$110,676	$17,293,066	$(93,377)

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
(2) Includes perpetual debt investments with amortized cost of $157,742 and estimated fair value of $136,356.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

See Note 10 for additional discussion regarding fair value measurements.

The amortized cost and estimated fair value of fixed maturity investments classified as available-for-sale, based on estimated cash flows, are shown in the table below.  Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized cost	Estimated fair value
Maturing in one year or less	$548,021	$578,347
Maturing after one year through five years	3,643,813	3,968,142
Maturing after five years through ten years	3,852,033	4,085,469
Maturing after ten years	5,110,752	5,453,109
Mortgage-backed and asset-backed securities	3,027,578	3,207,999
	$16,182,197	$17,293,066

Mortgage-backed (commercial and residential) and asset-backed securities include those issued by the U.S. government and U.S. agencies.

The following table summarizes information regarding the sales of securities classified as available-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$118,810	$2,661,364	$2,418,114	$8,022,277
Gross realized gains from sales	7,196	11,061	29,434	62,465
Gross realized losses from sales	—	2	1,090	26,914

Mortgage loans on real estate — The following table summarizes the carrying value of the mortgage loan portfolio by component:

	September 30, 2014	December 31, 2013
Principal	$3,167,935	$3,124,626
Unamortized premium (discount) and fees, net	10,638	12,519
Mortgage provision allowance	(2,890)	(2,890)
Total mortgage loans	$3,175,683	$3,134,255

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The recorded investment of the mortgage loan portfolio categorized as performing was $3,178,573 and $3,137,145 as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the mortgage provision allowance:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	Commercial mortgages	Commercial mortgages
Beginning balance	$2,890	$2,890
Provision increases	—	273
Charge-off	—	(273)
Ending balance	$2,890	$2,890

Allowance ending balance by basis of impairment method:
Collectively evaluated for impairment	$2,890	$2,890

Recorded investment balance in the mortgage loan portfolio, gross of allowance, by basis of impairment method:	$3,178,573	$3,137,145
Individually evaluated for impairment	13,082	13,906
Collectively evaluated for impairment	3,165,491	3,123,239

Limited partnership and other corporation interests — At September 30, 2014 and December 31, 2013, the Company had $55,011 and $79,236, respectively, invested in limited partnership and other corporation interests. Included in limited partnership interests are investments in low-income housing limited partnerships (“LIHLP”) that qualify for federal and state tax credits and ownership interests in pooled investment funds.

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

The carrying value and maximum exposure to loss in relation to the activities of the VIEs was $13,103 and $31,563 at September 30, 2014 and December 31, 2013, respectively.

Special deposits and securities lending — The Company had securities on deposit with government authorities as required by certain insurance laws with fair values of $14,421 and $14,072 at September 30, 2014 and December 31, 2013, respectively.

The Company participates in a securities lending program whereby securities are loaned to third parties.  Securities with a cost or amortized cost of $93,796 and $28,178 and estimated fair values of $94,099 and $27,166 were on loan under the program at September 30, 2014 and December 31, 2013, respectively.  The Company received cash of $62,887 and $18,534 and securities with a fair value of $34,511 and $9,424 as collateral at September 30, 2014 and December 31, 2013, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Unrealized losses on fixed maturity investments classified as available-for-sale — The following tables summarize unrealized investment losses, including the non-credit-related portion of OTTI losses reported in AOCI, by class of investment:

	September 30, 2014
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$37,264	$115	$126,905	$3,194	$164,169	$3,309
Obligations of U.S. states and their subdivisions	53,528	600	53,547	2,146	107,075	2,746
Foreign government securities	2,493	2	—	—	2,493	2
Corporate debt securities	1,168,237	14,295	852,422	68,659	2,020,659	82,954
Asset-backed securities	150,583	2,352	220,335	12,113	370,918	14,465
Residential mortgage-backed securities	5,333	11	24,667	2,785	30,000	2,796
Commercial mortgage-backed securities	108,115	729	98,207	3,407	206,322	4,136
Collateralized debt obligations	10,657	268	—	—	10,657	268
Total fixed maturities	$1,536,210	$18,372	$1,376,083	$92,304	$2,912,293	$110,676

Total number of securities in an unrealized loss position		154		177		331

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fixed maturities:	fair value	loss and OTTI	fair value	loss and OTTI	fair value	loss and OTTI
U.S. government direct obligations and U.S. agencies	$2,399,373	$23,156	$5,192	$217	$2,404,565	$23,373
Obligations of U.S. states and their subdivisions	214,979	16,713	837	239	215,816	16,952
Foreign government securities	2,603	14	—	—	2,603	14
Corporate debt securities	2,632,093	144,367	511,376	79,165	3,143,469	223,532
Asset-backed securities	305,377	12,763	305,740	16,387	611,117	29,150
Residential mortgage-backed securities	32,131	3,454	1,011	19	33,142	3,473
Commercial mortgage-backed securities	177,395	6,703	48,825	4,812	226,220	11,515
Collateralized debt obligations	—	—	12,356	213	12,356	213
Total fixed maturities	$5,763,951	$207,170	$885,337	$101,052	$6,649,288	$308,222

Total number of securities in an unrealized loss position		458		109		567

Fixed maturity investments — Total unrealized losses and OTTI decreased by $197,546, or 64%, from December 31, 2013 to September 30, 2014.  The majority, or $188,798, of the decrease was in the less than twelve months category.  The decrease in unrealized losses was across most asset classes and reflects lower interest rates and tightening of credit spreads, although economic uncertainty in certain asset classes still remains.

Total unrealized losses greater than twelve months decreased by $8,748 from December 31, 2013 to September 30, 2014.  Corporate debt securities account for 74%, or $68,659, of the unrealized losses and OTTI greater than twelve months at

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

September 30, 2014.  Non-investment grade corporate debt securities account for $9,202 of the unrealized losses and OTTI greater than twelve months and $8,146 of the losses are on perpetual debt investments issued by banks in the United Kingdom, all of which have investment grade ratings.  The Company determined the majority of the unrealized losses on perpetual securities were due to widening credit spreads and low London Interbank Offered Rate (“LIBOR”) based coupon rates on the securities, which are not expected to compromise the issuers’ ability to service the investments.  Management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Asset-backed securities account for 13% of the unrealized losses and OTTI greater than twelve months at September 30, 2014.  The present value of the cash flows expected to be collected is not less than amortized cost and management does not have the intent to sell these assets; therefore, an OTTI was not recognized in earnings.

Other-than-temporary impairment recognition — The OTTI on fixed maturity securities where the loss portion is bifurcated and the credit related component is recognized in realized investment gains (losses) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$167,961	$167,961	$167,961	$167,788
Additional credit loss recognized on securities previously impaired	—	—	—	173
Reductions:
Due to sales, maturities or payoffs during the period	(646)	—	(646)	—
Due to increases in cash flows expected to be collected that are recognized over the remaining life of the security	(41,192)	—	(41,192)	—
Ending balance	$126,123	$167,961	$126,123	$167,961

8.  Derivative Financial Instruments

Derivative transactions are generally entered into pursuant to International Swaps and Derivatives Association (“ISDA”) Master Agreements or Master Securities Forward Transaction Agreements (“MSFTA”) with approved counterparties that provide for a single net payment to be made by one party to the other on a daily basis, periodic payment dates, or at the due date, expiration or termination of the agreement.

The ISDA Master Agreements contain provisions that would allow the counterparties to require immediate settlement of all derivative instruments in a net liability position if the Company were to default on any debt obligations over a certain threshold.  The MSFTA contain provisions which do not stipulate a threshold for default and only apply to debt obligations between the Company and the specific counterparty.  The aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $150,909 and $167,743 as of September 30, 2014 and December 31, 2013, respectively.  The Company had pledged collateral related to these derivatives of $128,810 and $143,540 as of September 30, 2014 and December 31, 2013, respectively, in the normal course of business.  If the credit-risk-related contingent features were triggered on September 30, 2014 the fair value of assets that could be required to settle the derivatives in a net liability position was $22,099.

At September 30, 2014 and December 31, 2013, the Company had pledged $131,303 and $143,710, respectively, of unrestricted cash collateral to counterparties in the normal course of business.

At September 30, 2014, the Company estimated $8,336 of net derivative gains related to cash flow hedges included in AOCI will be reclassified into net income within the next twelve months. Gains and losses included in AOCI are reclassified into net income when the hedged item affects earnings.

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables summarize derivative financial instruments:

	September 30, 2014
		Net derivatives	Asset derivatives	Liability derivatives
	Notional amount	Fair value	Fair value (1)	Fair value (1)
Hedge designation/derivative type:
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$184,200	$15,284	$15,284	$—
Cross-currency swaps	174,245	(3,461)	1,301	4,762
Total cash flow hedges	358,445	11,823	16,585	4,762

Fair value hedges:
Interest rate swaps	78,000	2,946	3,046	100
Total fair value hedges	78,000	2,946	3,046	100

Total derivatives designated as hedges	436,445	14,769	19,631	4,862

Derivatives not designated as hedges:
Interest rate swaps	90,600	429	1,840	1,411
Futures on equity indices	7,784	—	—	—
Interest rate futures	20,548	—	—	—
Interest rate swaptions	344,584	424	424	—
Other forward contracts	6,134,300	(2,087)	2,347	4,434
Cross-currency swaps	627,828	(141,533)	2,055	143,588
Total derivatives not designated as hedges	7,225,644	(142,767)	6,666	149,433
Total derivative financial instruments	$7,662,089	$(127,998)	$26,297	$154,295

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

Notional amounts are used to express the extent of the Company’s involvement in derivative transactions and represent a standard measurement of the volume of its derivative activity.  Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received. The average notional outstanding during the nine months ended September 30, 2014 was $329,450, $701,202, $20,807, $432,428, and $4,525,207 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively. The average notional outstanding during the year ended December 31, 2013 was $351,579, $608,787, $46,564, $606,374, and $3,543,173 for interest rate swaps, cross-currency swaps, futures, swaptions and other forward contracts, respectively.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present the effect of derivative instruments in the condensed consolidated statements of income reported by cash flow hedges, fair value hedges and economic hedges:

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate swaps	$184	$(991)	$1,876	$575	(A)
Cross-currency swaps	7,224	(48,917)	900	—	(A)
Cross-currency swaps	—	—	(154)	—	(B)
Interest rate futures	—	—	17	16	(A)
Total cash flow hedges	$7,408	$(49,908)	$2,639	$591
 (A) Net investment income.
 (B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) recognized in OCI on derivatives (Effective portion)		Gain (loss) reclassified from OCI into net income (Effective portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate swaps	$5,328	$(10,792)	$5,581	$4,491	(A)
Cross-currency swaps	5,974	(22,208)	1,745	—	(A)
Cross-currency swaps	—	—	(154)	—	(B)
Interest rate futures	—	—	52	48	(A)
Total cash flow hedges	$11,302	$(33,000)	$7,224	$4,539
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Fair value hedges:
Interest rate swaps	$395	$(1,756)	(A)	$—	$—
Interest rate swaps	—	2,094	(B)	—	—
Items hedged in interest rate swaps	—	—		(406)	1,768	(A)
Items hedged in interest rate swaps	—	—		—	(2,106)	(B)
Total fair value hedges (1)	$395	$338		$(406)	$(338)
(1) Hedge ineffectiveness of ($11) and zero was recognized for the three months ended September 30, 2014 and 2013, respectively.
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income			Gain (loss) on hedged assets recognized in net income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Fair value hedges:
Interest rate swaps	$(2,005)	$5,324	(A)	$—	$—
Interest rate swaps	—	1,909	(B)	—	—
Items hedged in interest rate swaps	—	—		1,994	(4,290)	(A)
Items hedged in interest rate swaps	—	—		—	(2,943)	(B)
Total fair value hedges (1)	$(2,005)	$7,233		$1,994	$(7,233)
(1) Hedge ineffectiveness of ($11) and zero was recognized for the nine months ended September 30, 2014 and 2013, respectively.
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

	Gain (loss) on derivatives recognized in net income
	Three Months Ended September 30,
	2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$222	(A)	$(25)	(A)
Futures on equity indices	(72)	(B)	(330)	(B)
Interest rate swaps	467	(A)	(597)	(A)
Interest rate swaps	—	(B)	14	(B)
Interest rate futures	10	(A)	(143)	(A)
Interest rate futures	65	(B)	39	(B)
Interest rate swaptions	835	(A)	709	(A)
Interest rate swaptions	(917)	(B)	(735)	(B)
Other forward contracts	(16,147)	(A)	86,590	(A)
Other forward contracts	16,894	(B)	(66,093)	(B)
Cross-currency swaps	17,500	(A)	—	(A)
Total derivatives not designated as hedging instruments	$18,857		$19,429
(A) Net investment income.
(B) Represents realized gains (losses) on closed positions recorded in realized investment gains (losses), net.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Gain (loss) on derivatives recognized in net income
	Nine Months Ended September 30,
	2014		2013
Derivatives not designated as hedging instruments:
Futures on equity indices	$312	(A)	$61	(A)
Futures on equity indices	(431)	(B)	(1,442)	(B)
Interest rate swaps	2,517	(A)	(1,912)	(A)
Interest rate swaps	—	(B)	(622)	(B)
Interest rate futures	(55)	(A)	(663)	(A)
Interest rate futures	152	(B)	529	(B)
Interest rate swaptions	1,677	(A)	2,293	(A)
Interest rate swaptions	(2,627)	(B)	(2,043)	(B)
Other forward contracts	(2,087)	(A)	55,530	(A)
Other forward contracts	56,471	(B)	(98,828)	(B)
Cross-currency swaps	10,415	(A)	—	(A)
Total derivatives not designated as hedging instruments	$66,344		$(47,097)
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

	September 30, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (assets):	recognized assets (1)	instruments	received	fair value
Derivative instruments (2)	$25,952	$(25,618)	$78	$256
Short-term reverse repurchase agreements (3)	750,000	(750,000)	—	—
Total financial instruments (assets)	$775,952	$(775,618)	$78	$256

	September 30, 2014
		Gross fair value not offset
		in balance sheets
	Gross fair value of	Financial	Cash collateral	Net
Financial instruments (liabilities):	recognized liabilities (1)	instruments	pledged	fair value
Derivative instruments (4)	$157,673	$(25,618)	$(129,344)	$2,711

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
(3) The estimated fair value of short-term reverse repurchase agreement assets is reported in short-term investments in the condensed consolidated balance sheets.  The collateral is held by an independent third-party custodian under a tri-party agreement.
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

10.  Fair Value Measurements

Recurring fair value measurements

The following tables present the Company’s financial assets and liabilities carried at fair value on a recurring basis by fair value hierarchy category:

	Assets and liabilities measured at fair value on a recurring basis
	September 30, 2014
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$901,269	$—	$901,269
Obligations of U.S. states and their subdivisions	—	2,164,879	—	2,164,879
Foreign government securities	—	2,494	—	2,494
Corporate debt securities	—	11,654,190	6,105	11,660,295
Asset-backed securities	—	1,244,369	209,927	1,454,296
Residential mortgage-backed securities	—	191,568	—	191,568
Commercial mortgage-backed securities	—	907,608	—	907,608
Collateralized debt obligations	—	10,657	—	10,657
Total fixed maturities available-for-sale	—	17,077,034	216,032	17,293,066
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	160,390	—	160,390
Corporate debt securities	—	58,103	—	58,103
Commercial mortgage-backed securities	—	1,065	—	1,065
Total fixed maturities held for trading	—	219,558	—	219,558
Short-term investments	434,732	2,636,401	—	3,071,133
Collateral under securities lending agreements	62,887	—	—	62,887
Collateral under derivative counterparty collateral agreements	131,303	—	—	131,303
Derivative instruments designated as hedges:
Interest rate swaps	—	18,330	—	18,330
Cross-currency swaps	—	1,301	—	1,301
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,840	—	1,840
Interest rate swaptions	—	424	—	424
Other forward contracts	—	2,347	—	2,347
Cross-currency swaps	—	2,055	—	2,055
Total derivative instruments	—	26,297	—	26,297
Separate account assets	15,583,106	11,898,760	—	27,481,866
Total assets	$16,212,028	$31,858,050	$216,032	$48,286,110

Liabilities
Payable under securities lending agreements	$62,887	$—	$—	$62,887
Derivative instruments designated as hedges:
Interest rate swaps	—	100	—	100
Cross-currency swaps	—	4,762	—	4,762
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,411	—	1,411
Other forward contracts	—	4,434	—	4,434
Cross-currency swaps	—	143,588	—	143,588
Total derivative instruments	—	154,295	—	154,295
Separate account liabilities (1)	—	80,567	—	80,567
Total liabilities	$62,887	$234,862	$—	$297,749

 (1) Includes only separate account instruments which are carried at the fair value of the underlying liabilities owned by the separate accounts.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Assets and liabilities measured at fair value on a recurring basis
	December 31, 2013
	Quoted prices	Significant
	in active markets for identical assets (Level 1)	other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Fixed maturities available-for-sale:
U.S. government direct obligations and U.S. agencies	$—	$3,064,639	$—	$3,064,639
Obligations of U.S. states and their subdivisions	—	1,943,587	—	1,943,587
Foreign government securities	—	2,603	—	2,603
Corporate debt securities	—	10,792,329	6,652	10,798,981
Asset-backed securities	—	1,402,679	252,958	1,655,637
Residential mortgage-backed securities	—	249,585	—	249,585
Commercial mortgage-backed securities	—	742,124	—	742,124
Collateralized debt obligations	—	12,356	32	12,388
Total fixed maturities available-for-sale	—	18,209,902	259,642	18,469,544
Fixed maturities held for trading:
U.S. government direct obligations and U.S. agencies	—	236,000	—	236,000
Corporate debt securities	—	58,171	—	58,171
Asset-backed securities	—	40,858	—	40,858
Commercial mortgage-backed securities	—	1,026	—	1,026
Total fixed maturities held for trading	—	336,055	—	336,055
Short-term investments	254,378	39,909	—	294,287
Collateral under securities lending agreements	18,534	—	—	18,534
Collateral under derivative counterparty collateral agreements	143,710	—	—	143,710
Derivative instruments designated as hedges:
Interest rate swaps	—	18,927	—	18,927
Derivative instruments not designated as hedges:
Interest rate swaps	—	1,454	—	1,454
Interest rate swaptions	—	1,176	—	1,176
Cross-currency swaps	—	1,921	—	1,921
Total derivative instruments	—	23,478	—	23,478
Separate account assets	14,861,680	11,769,224	—	26,630,904
Total assets	$15,278,302	$30,378,568	$259,642	$45,916,512

Liabilities
Payable under securities lending agreements	$18,534	$—	$—	$18,534
Derivative instruments designated as hedges:
Interest rate swaps	—	147	—	147
Cross-currency swaps	—	7,843	—	7,843
Derivative instruments not designated as hedges:
Interest rate swaps	—	3,492	—	3,492
Cross-currency swaps	—	156,261	—	156,261
Total derivative instruments	—	167,743	—	167,743
Separate account liabilities (1)	2	166,325	—	166,327
Total liabilities	$18,536	$334,068	$—	$352,604

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
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, July 1, 2014	$6,371	$220,134	$29	$226,534
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	(17)	(17)
Other comprehensive income (loss)	(111)	(3,957)	(12)	(4,080)
Settlements	(155)	(6,250)	—	(6,405)
Balances, September 30, 2014	$6,105	$209,927	$—	$216,032
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2014	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Three Months Ended September 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, July 1, 2013	$1,796	$260,768	$32	$262,596
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(5)	6,667	—	6,662
Settlements	1	(12,086)	—	(12,085)
Balances, September 30, 2013	$1,792	$255,349	$32	$257,173
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2013	$—	$—	$—	$—

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2014
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2014	$6,652	$252,958	$32	$259,642
Realized and unrealized gains (losses) included in:
Net income (loss)	—	—	(17)	(17)
Other comprehensive income (loss)	(36)	(9,551)	(15)	(9,602)
Settlements	(511)	(33,480)	—	(33,991)
Balances, September 30, 2014	$6,105	$209,927	$—	$216,032
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2014	$—	$—	$—	$—

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Recurring Level 3 financial assets and liabilities
	Nine Months Ended September 30, 2013
	Fixed maturities available-for-sale
	Corporate	Asset-backed	Collateralized
	debt securities	securities	debt obligations	Total
Balance, January 1, 2013	$1,822	$265,538	$32	$267,392
Realized and unrealized gains (losses) included in:
Other comprehensive income (loss)	(28)	25,261	—	25,233
Settlements	(2)	(35,450)	—	(35,452)
Balance at September 30, 2013	$1,792	$255,349	$32	$257,173
Total gains (losses) for the period included in net income attributable to the change in unrealized gains and losses relating to assets held at September 30, 2013	$—	$—	$—	$—

The following tables present significant unobservable inputs used during the valuation of certain assets categorized within Level 3 of the recurring fair value measurements table:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Fixed maturities available-for-sale:
Asset-backed securities (1)	$209,888	Internal model pricing	Prepayment speed assumption	8
			Constant default rate assumption	5
			Adjusted ABX Index spread assumption (2)	505
(1) Includes home improvement loans only.
(2) Includes an internally calculated liquidity premium adjustment of 217.

At September 30, 2014, after adjusting the Asset Backed Securities Index (“ABX Index”) spread assumption by the liquidity premium, the overall discount rate ranged from 293 to 613 basis points.  The constant default rate assumption ranged from 2.0 to 12.7.

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

Non-recurring fair value measurements - Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The Company held $9,242 and zero of adjusted cost basis limited partnership interests which were impaired at September 30, 2014 and December 31, 2013, respectively, based on the fair value disclosed in the limited partnership financial statements. These limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3.

Fair value of financial instruments

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value on a recurring basis:

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets
Mortgage loans on real estate	$3,175,683	$3,338,668	$3,134,255	$3,197,292
Policy loans	4,179,059	4,179,059	4,185,472	4,185,472
Limited partnership interests	38,772	43,754	44,551	42,433
Other investments	15,790	42,809	16,643	42,814

Liabilities
Annuity contract benefits without life contingencies	$10,499,021	$10,390,024	$10,263,043	$9,986,464
Policyholders’ funds	306,293	306,293	345,689	345,689
Commercial paper	99,989	99,989	98,990	98,990
Notes payable	541,798	574,260	532,519	541,918

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

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

11. Goodwill

The balance of goodwill, all of which is within the Retirement Services segment, is as follows:

	Goodwill
	2014	2013
Balances, January 1	$105,255	$105,255
Acquisitions (1)	50,249	—
Balances, September 30	$155,504	$105,255

(1) At August 29, 2014, the Company acquired goodwill of $50,249 from the acquisition of RPS. See Note 3 for for additional discussion regarding the acquisition.

12.                               Other Comprehensive Income

The following tables present the accumulated balances for each classification of other comprehensive income (loss):

	Three Months Ended September 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2014	$790,332	$25,068	$(126,529)	$(43,786)	$645,085
Other comprehensive income (loss) before reclassifications	(65,520)	4,815	263	(2,159)	(62,601)
Amounts reclassified from AOCI	(2,664)	(1,716)	—	2,802	(1,578)
Net current period other comprehensive income (loss)	(68,184)	3,099	263	643	(64,179)
Balances, September 30, 2014	$722,148	$28,167	$(126,266)	$(43,143)	$580,906

	Three Months Ended September 30, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, July 1, 2013	$506,490	$33,386	$(105,399)	$(122,795)	$311,682
Other comprehensive income (loss) before reclassifications	(13,373)	(32,440)	17,194	—	(28,619)
Amounts reclassified from AOCI	(8,361)	(384)	—	—	(8,745)
Net current period other comprehensive income (loss)	(21,734)	(32,824)	17,194	—	(37,364)
Balances, September 30, 2013	$484,756	$562	$(88,205)	$(122,795)	$274,318

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2014	$434,023	$25,517	$(70,000)	$(43,786)	$345,754
Other comprehensive income (loss) before reclassifications	306,499	7,346	(56,266)	(2,159)	255,420
Amounts reclassified from AOCI	(18,374)	(4,696)	—	2,802	(20,268)
Net current period other comprehensive income (loss)	288,125	2,650	(56,266)	643	235,152
Balances, September 30, 2014	$722,148	$28,167	$(126,266)	$(43,143)	$580,906

	Nine Months Ended September 30, 2013
	Unrealized holding gains / losses arising on fixed maturities, available-for- sale	Unrealized holding gains / losses arising on cash flow hedges	Future policy benefits, DAC and VOBA adjustments	Employee benefit plan adjustment	Total
Balances, January 1, 2013	$927,678	$24,962	$(194,146)	$(122,795)	$635,699
Other comprehensive income (loss) before reclassifications	(422,791)	(21,450)	105,941	—	(338,300)
Amounts reclassified from AOCI	(20,131)	(2,950)	—	—	(23,081)
Net current period other comprehensive income (loss)	(442,922)	(24,400)	105,941	—	(361,381)
Balances, September 30, 2013	$484,756	$562	$(88,205)	$(122,795)	$274,318

The following tables present the composition of other comprehensive income (loss):

	Three Months Ended September 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(100,800)	$35,280	$(65,520)
Unrealized holding gains (losses) arising on cash flow hedges	7,408	(2,593)	4,815
Reclassification adjustment for (gains) losses realized in net income	(6,738)	2,358	(4,380)
Net unrealized gains (losses) related to investments	(100,130)	35,045	(65,085)
Future policy benefits, DAC and VOBA adjustments	405	(142)	263
Net unrealized gains (losses)	(99,725)	34,903	(64,822)
Employee benefit plan adjustment	989	(346)	643
Other comprehensive income (loss)	$(98,736)	$34,557	$(64,179)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(20,574)	$7,201	$(13,373)
Unrealized holding gains (losses) arising on cash flow hedges	(49,908)	17,468	(32,440)
Reclassification adjustment for (gains) losses realized in net income	(13,454)	4,709	(8,745)
Net unrealized gains (losses) related to investments	(83,936)	29,378	(54,558)
Future policy benefits, DAC and VOBA adjustments	26,455	(9,261)	17,194
Net unrealized gains (losses)	(57,481)	20,117	(37,364)
Other comprehensive income (loss)	$(57,481)	$20,117	$(37,364)

	Nine Months Ended September 30, 2014
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$471,537	$(165,038)	$306,499
Unrealized holding gains (losses) arising on cash flow hedges	11,302	(3,956)	7,346
Reclassification adjustment for (gains) losses realized in net income	(35,492)	12,422	(23,070)
Net unrealized gains (losses) related to investments	447,347	(156,572)	290,775
Future policy benefits, DAC and VOBA adjustments	(86,563)	30,297	(56,266)
Net unrealized gains (losses)	360,784	(126,275)	234,509
Employee benefit plan adjustment	989	(346)	643
Other comprehensive income (loss)	$361,773	$(126,621)	$235,152

	Nine Months Ended September 30, 2013
	Before-tax	Tax (expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains (losses) arising on fixed maturities, available-for-sale	$(650,447)	$227,656	$(422,791)
Unrealized holding gains (losses) arising on cash flow hedges	(33,000)	11,550	(21,450)
Reclassification adjustment for (gains) losses realized in net income	(35,510)	12,429	(23,081)
Net unrealized gains (losses) related to investments	(718,957)	251,635	(467,322)
Future policy benefits, DAC and VOBA adjustments	162,987	(57,046)	105,941
Net unrealized gains (losses)	(555,970)	194,589	(361,381)
Other comprehensive income (loss)	$(555,970)	$194,589	$(361,381)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

The following tables presents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income is presented
Unrealized holding (gains) losses arising on fixed maturities, available-for-sale	$(4,099)		Other realized investment (gains) losses, net
	(4,099)		Total before tax
	(1,435)		Tax expense or benefit
	$(2,664)		Net of tax

Unrealized holding (gains) losses arising on cash flow hedges	$(2,639)		Net investment income
	(2,639)		Total before tax
	(923)		Tax expense or benefit
	$(1,716)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(542)	(1)
Actuarial losses (gains)	2,187	(1)
Settlement	2,666	(1)
	4,311		Total before tax
	1,509		Tax expense or benefit
	$2,802		Net of tax

Total reclassification	$(1,578)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 13 for additional details).

Three Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized holding (gains) losses arising on fixed maturities, available-for-sale	$(12,863)	Other realized investment (gains) losses, net
	(12,863)	Total before tax
	(4,502)	Tax expense or benefit
	$(8,361)	Net of tax

Unrealized holding (gains) losses arising on cash flow hedges	$(591)	Net investment income
	(591)	Total before tax
	(207)	Tax expense or benefit
	$(384)	Net of tax

Total reclassification	$(8,745)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income is presented
Unrealized holding (gains) losses arising on fixed maturities, available-for-sale	$(28,268)		Other realized investment (gains) losses, net
	(28,268)		Total before tax
	(9,894)		Tax expense or benefit
	$(18,374)		Net of tax

Unrealized holding (gains) losses arising on cash flow hedges	$(7,224)		Net investment income
	(7,224)		Total before tax
	(2,528)		Tax expense or benefit
	$(4,696)		Net of tax

Amortization of employee benefit plan items
Prior service costs (benefits)	$(542)	(1)
Actuarial losses (gains)	2,187	(1)
Settlement	2,666	(1)
	4,311		Total before tax
	1,509		Tax expense or benefit
	$2,802		Net of tax

Total reclassification	$(20,268)		Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic (benefit) cost of employee benefit plans (see Note 13 for additional details).

Nine Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized holding (gains) losses arising on fixed maturities, available-for-sale	$(30,971)	Other realized investment (gains) losses, net
	(30,971)	Total before tax
	(10,840)	Tax expense or benefit
	$(20,131)	Net of tax

Unrealized holding (gains) losses arising on cash flow hedges	$(4,539)	Net investment income
	(4,539)	Total before tax
	(1,589)	Tax expense or benefit
	$(2,950)	Net of tax

Total reclassification	$(23,081)	Net of tax

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

13.  Employee Benefit Plans

Net periodic cost (benefit) of the Defined Benefit Pension, Post-Retirement Medical and Supplemental Executive Retirement plans included in general insurance expenses in the accompanying condensed consolidated statements of income includes the following components:

	Three Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2014	2013	2014	2013	2014	2013
Components of net periodic cost (benefit):
Service cost	$1,364	$1,627	$327	$246	$30	$251
Interest cost	5,824	5,328	171	138	503	637
Expected return on plan assets	(7,328)	(6,317)	—	—	—	—
Amortization of unrecognized prior service costs (benefits)	12	13	(427)	(413)	234	233
Amortization of losses (gains) from earlier periods	885	4,212	(77)	(55)	165	325
Settlement	—	—	—	—	2,666	—
Net periodic cost (benefit)	$757	$4,863	$(6)	$(84)	$3,598	$1,446

	Nine Months Ended September 30,
	Defined Benefit Pension Plan		Post-Retirement Medical Plan		Supplemental Executive Retirement Plan
	2014	2013	2014	2013	2014	2013
Components of net periodic cost (benefit):
Service cost	$3,713	$4,146	$739	$710	$440	$752
Interest cost	17,301	15,673	431	384	1,896	1,911
Expected return on plan assets	(21,966)	(18,375)	—	—	—	—
Amortization of unrecognized prior service costs (benefits)	38	38	(1,280)	(1,237)	700	699
Amortization of losses (gains) from earlier periods	2,174	12,001	(337)	(262)	350	975
Settlement	—	—	—	—	2,666	—
Net periodic cost (benefit)	$1,260	$13,483	$(447)	$(405)	$6,052	$4,337

On August 1, 2014, the Company made a lump-sum benefit payment from the Supplemental Executive Retirement Plan. The lump-sum distribution resulted in the settlement of 21% of the Supplemental Executive Retirement Plan’s projected benefit obligation and exceeded the total of the projected service cost and interest cost for the plan year. In connection with this settlement during the third quarter of 2014, the Company: (i) remeasured the Supplemental Executive Retirement Plan’s funded status, resulting in a $1,955 increase before tax to other liabilities with an offsetting decrease to accumulated other comprehensive income; and (ii) reclassified a $2,666 loss before tax to earnings from accumulated other comprehensive income. The discount rate used to remeasure the benefit obligation was based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. It was 4.12% as of the remeasurement date.

On August 29, 2014, the Company completed the acquisition of RPS. See Note 3 for additional discussion regarding the acquisition. Per the terms of the Purchase and Sale Agreement, the Company was required to give each RPS employee full

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

credit for the employee’s service period with RPS prior to the closing date, for the purpose of eligibility to participate, vesting and level of benefits under the Post-Retirement Medical Plan. As a result, approximately 980 individuals became eligible participants of the Post-Retirement Medical Plan at the acquisition date. In connection with the RPS acquisition, the Company remeasured the Post-Retirement Medical Plan’s funded status, resulting in a $1,368 increase before tax to other liabilities with an offsetting decrease to accumulated other comprehensive income and a $3,311 increase before tax to other liabilities with an offsetting increase to goodwill. The discount rate used to remeasure the benefit obligation was based on the rates of return on high-quality fixed-income investments currently available and expected to be available during the period the benefits will be paid. It was 4.07% as of the remeasurement date.

The Company expects to make payments of approximately $524 with respect to its Post-Retirement Medical Plan and $16,917 with respect to its Supplemental Executive Retirement Plan during the year ended December 31, 2014.  The Company expects to make contributions of $10,717 to its Defined Benefit Pension Plan during the year ended December 31, 2014.  A December 31 measurement date is used for the employee benefit plans.

The following table summarizes contributions to the Defined Benefit Pension Plan and payments made to the Post-Retirement Medical Plan and the Supplemental Executive Retirement Plan:

	Three Months Ended September 30,
	2014	2013
Contributions to the Defined Benefit Pension Plan	$6,003	$14,624
Payments to the Post-Retirement Medical Plan	178	109
Payments to the Supplemental Executive Retirement Plan	14,255	915

	Nine Months Ended September 30,
	2014	2013
Contributions to the Defined Benefit Pension Plan	$10,717	$16,649
Payments to the Post-Retirement Medical Plan	393	391
Payments to the Supplemental Executive Retirement Plan	16,044	2,775

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

14.  Income Taxes

The provision for income taxes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$18,062	$46,389	$71,658	$72,291
Deferred	11,728	(13,102)	48,666	(5,132)
Total income tax provision	$29,790	$33,287	$120,324	$67,159

The following table presents a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	Nine Months Ended September 30,
	2014	2013
Statutory federal income tax rate	35.0%	35.0%
Income tax effect of:
Investment income not subject to federal tax	(2.0)%	(2.7)%
Tax credits	(0.3)%	(1.4)%
State income taxes, net of federal benefit	1.5%	2.0%
Other, net	0.1%	0.4%
Effective income tax rate	34.3%	33.3%

During the nine months ended September 30, 2014 and 2013, the Company recorded an increase in unrecognized tax benefits in the amount of $1,401 and $12,965, respectively. The Company anticipates additional increases to its unrecognized tax benefits of $6,000 to $7,000 in the next twelve months. The Company expects that the majority of the increase in its unrecognized tax benefits will not impact the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years 2010 and prior.  Tax years 2011 through 2013 are open to federal examination by the Internal Revenue Service (“IRS”).  The Company does not expect significant increases or decreases to unrecognized tax benefits relating to federal, state or local audits.

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

The following tables summarize segment financial information:

	Three Months Ended September 30, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$151,831	$173	$17,539	$169,543
Fee income	20,781	160,241	969	181,991
Net investment income	181,944	96,771	13,346	292,061
Realized investment gains (losses), net	9,458	13,777	295	23,530
Total revenues	364,014	270,962	32,149	667,125
Benefits and expenses:
Policyholder benefits	282,985	51,396	27,610	361,991
Operating expenses	46,463	153,970	14,410	214,843
Total benefits and expenses	329,448	205,366	42,020	576,834
Income (loss) before income taxes	34,566	65,596	(9,871)	90,291
Income tax expense (benefit)	11,598	21,912	(3,720)	29,790
Net income (loss)	$22,968	$43,684	$(6,151)	$60,501

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30, 2013
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$120,489	$1,484	$15,428	$137,401
Fee income	20,018	131,103	1,222	152,343
Net investment income	201,727	159,547	13,767	375,041
Realized investment gains (losses), net	(12,797)	(43,023)	—	(55,820)
Total revenues	329,437	249,111	30,417	608,965
Benefits and expenses:
Policyholder benefits	261,716	53,201	19,547	334,464
Operating expenses	33,768	123,810	11,665	169,243
Total benefits and expenses	295,484	177,011	31,212	503,707
Income (loss) before income taxes	33,953	72,100	(795)	105,258
Income tax expense (benefit)	10,716	22,866	(295)	33,287
Net income (loss)	$23,237	$49,234	$(500)	$71,971

	Nine Months Ended September 30, 2014
	Individual	Retirement
	Markets	Services	Other	Total
Revenue:
Premium income	$302,070	$1,213	$60,610	$363,893
Fee income	71,349	446,201	2,959	520,509
Net investment income	554,508	316,724	40,462	911,694
Realized investment gains (losses), net	26,182	60,933	380	87,495
Total revenues	954,109	825,071	104,411	1,883,591
Benefits and expenses:
Policyholder benefits	700,694	151,397	78,976	931,067
Operating expenses	123,892	433,529	44,574	601,995
Total benefits and expenses	824,586	584,926	123,550	1,533,062
Income (loss) before income taxes	129,523	240,145	(19,139)	350,529
Income tax expense (benefit)	44,516	82,271	(6,463)	120,324
Net income (loss)	$85,007	$157,874	$(12,676)	$230,205

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

16.  Commitments and Contingencies

Commitments

The Company has a revolving credit facility agreement in the amount of $50,000 for general corporate purposes.  The credit facility expires on March 1, 2018.  Interest accrues at a rate dependent on various conditions and terms of borrowings.  The agreement requires, among other things, the Company to maintain a minimum adjusted net worth, as defined, of $1,147,500 plus 50% of its net income, if positive and as defined in the credit facility agreement (both compiled on the unconsolidated statutory accounting basis prescribed by the National Association of Insurance Commissioners), for each quarter ending after December 31, 2012.  The Company was in compliance with all covenants at September 30, 2014 and December 31, 2013.  At September 30, 2014 and December 31, 2013, there were no outstanding amounts related to the credit facility.

GWSC and CLAC are parties to a reinsurance agreement pursuant to which GWSC assumes term life insurance from CLAC.  GWL&A Financial obtained two letters of credit for the benefit of the Company as collateral under the GWSC and CLAC reinsurance agreement for policy liabilities and capital support.  The first letter of credit is for $1,168,800 and renews annually until it expires on December 31, 2025.  The second letter of credit is for $70,000 and renews annually until it expires on December 31, 2017.  At September 30, 2014 and December 31, 2013, there were no outstanding amounts related to the letters of credit.

In addition, the Company has other letters of credit with a total amount of $7,975, renewable annually for an indefinite period of time. At September 30, 2014 and December 31, 2013, there were no outstanding amounts related to those letters of credit.

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2014 and December 31, 2013 were $217,231 and $196,933, of which $5,372 and $7,498 were related to cost basis limited partnership interests, respectively, all of which is due within one year from the dates indicated.

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Contingencies

The Company is involved in various legal proceedings that arise in the ordinary course of its business.  In the opinion of management, after consultation with counsel, the likelihood of loss from the resolution of these proceedings is remote and/or the estimated loss is not expected to have a material effect on the Company’s consolidated financial position, results of its operations or cash flows.

17.  Subsequent Events

On October 31, 2014, the Company’s Board of Directors declared a dividend of $138,000, payable on December 18, 2014, to its sole shareholder, GWL&A Financial.

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

The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2014 compared with the same period in 2013. The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to which the reader is directed for additional information.

On August 29, 2014, the Company completed the acquisition of the J.P. Morgan Retirement Plan Services (“RPS”) large-market recordkeeping business.

The RPS business comprises approximately 200 clients with 2.1 million participants and $180 billion in assets under administration. It also includes the more than 1,000 personnel affiliated with RPS, including sales staff, consultant relations, relationship managers and client service specialists.

This acquisition transformed the Company, together with Putnam Investments, LLC ("Putnam"), an affiliate with the Company, into the second largest provider in the U.S. defined contribution market with nearly 7 million participants and more than $400 billion in retirement plan assets under administration.

Revenues and Earnings of the Acquiree

From date of acquisition to September 30, 2014, RPS contributed $14 million in revenue and $0.5 million in net income. These amounts are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2014.

Costs Related to Acquisition

The Company incurred $3 million of acquisition costs for the three and nine months ended September 30, 2014. Such costs have been expensed as incurred and are included in general insurance expenses.

On January 1, 2013, the Company terminated its reinsurance agreement with an affiliate, The Canada Life Assurance Company (“CLAC”), pursuant to which it had ceded certain participating life business on a coinsurance basis.  As a result of that termination, on January 1, 2013, the Company recorded the following increases in its statement of income in connection with the termination of the reinsurance agreement:

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

On March 20, 2014, Great-West Lifeco Inc. announced its intent to combine the retirement business of Putnam with the retirement business of the Company. The transaction will be accounted for as a combination between entities under common control and is expected to take place on January 1, 2015. The Putnam retirement business comprises 375 clients with approximately 199,000 participants and $15 billion in assets under administration.

One of the Company’s institutional clients, Federated Retirement Plan Services (“FRPS”), assigned its retirement plan business to the Company October 1, 2014. The FRPS retirement plan business comprised $3.5 billion in assets from over 400 plans and approximately 69,000 participants. It’s distributed through more than 50 banks, which potentially opens new distribution opportunities for the Company.

On October 30, 2014, the Company announced that its retirement business will officially be named "Empower." Empower is the retirement services business of the Company, which recently completed its acquisition of the J.P. Morgan RPS large-market recordkeeping business and is integrating the retirement business of Putnam. Empower serves every segment of the employer-sponsored retirement plan market: small, midsize, and large corporate 401(k) clients, government 457 plans and non-profit 403(b) entities, as well as private label recordkeeping clients.

Reconciliation of Net Income to Operating Income

The Company uses the same accounting policies and procedures to measure operating income as it uses to measure consolidated net income. The Company employs hedging strategies for the purpose of managing the interest rate, foreign currency exchange rate and equity market risks impacting the Company’s business.  For some derivative instruments, hedge accounting is not elected; therefore all gains or losses from these transactions are recorded in the consolidated statement of income.  As a result, fluctuations in interest rates, foreign currencies or equity markets may cause the Company to experience volatility in net income.

As such, the Company has defined operating income as net income, excluding realized and unrealized gains and losses on investments and derivatives and their related tax effect. Operating income should not be viewed as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, the Company’s operating income measures may not be comparable to similarly titled measures reported by other companies.

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Net income
Individual Markets segment	$23	$23	$—	—%
Retirement Services segment	44	50	(6)	(12)%
Other segment	(6)	(1)	(5)	500%
Total net income	61	72	(11)	(15)%
Adjustments to net income
Unrealized investment gains (losses)	2	89	(87)	(98)%
Realized investment gains (losses)	24	(56)	80	(143)%
Pro-rata tax (expense) benefit (1)	(9)	(12)	3	(25)%
Operating income	$44	$51	$(7)	(14)%
(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses) decreased by $87 million, or 98%, to $2 million during the three months ended September 30, 2014 when compared to 2013. The primary driver of the change was a $103 million decrease in unrealized gains from forward settling to be announced ("TBA") securities and a $3 million decrease in unrealized gains from bonds. Offsetting the decrease was a $19 million increase in unrealized gains on derivatives.

Realized investment gains (losses), net, increased by $80 million to $24 million during the three months ended September 30, 2014 when compared to 2013. The fluctuation was driven primarily by an increase in gains of $83 million on forward settling TBA security transactions. Offsetting the increase was a $2 million decrease in gains on derivatives.

Pro-rata tax expense decreased by $3 million, or 25%, to $9 million during the three months ended September 30, 2014 when compared to 2013 resulting from a decrease in total unrealized and realized investment gains (losses).

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

The following is a summary of the contributions of each segment to the net income and a reconciliation of net income to operating income:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Net income
Individual Markets segment	$85	$72	$13	18%
Retirement Services segment	158	71	87	123%
Other segment	(13)	(8)	(5)	63%
Total net income	230	135	95	70%
Adjustments to net income
Unrealized investment gains (losses)	20	55	(35)	(64)%
Realized investment gains (losses)	87	(65)	152	(234)%
Pro-rata tax (expense) benefit (1)	(38)	4	(42)	(1,050)%
Operating income	$161	$141	$20	14%

(1) Calculated utilizing estimated tax rate of 35%.

Unrealized investment gains (losses) decreased by $35 million, or 64%, to $20 million during the nine months ended September 30, 2014 when compared to 2013. The primary driver of the change was a $58 million decrease in unrealized gains from forward settling TBA securities. Offsetting the decrease was a $19 million and $4 million increase in unrealized gains on derivatives and bonds, respectively.

Realized investment gains (losses), net, increased by $152 million from a loss of $65 million in 2013 to a gain of $87 million in 2014. The fluctuation was driven primarily by an increase in gains on forward settling TBA security transactions.

Pro-rata tax expense increased by $42 million from a benefit of $4 million in 2013 to an expense of $38 million in 2013 resulting from an increase in total unrealized and realized investment gains (losses).

Company Results of Operations

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following is a summary of certain financial data of the Company:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$170	$138	$32	23%
Fee income	182	152	30	20%
Net investment income	290	286	4	1%
Total revenues	642	576	66	11%
Policyholder benefits	362	335	27	8%
Operating expenses	215	169	46	27%
Total benefits and expenses	577	504	73	14%
Income before income taxes	65	72	(7)	(10)%
Income tax expense	21	21	—	—%
Operating income	$44	$51	$(7)	(14)%

The Company’s consolidated operating income decreased by $7 million, or 14%, to $44 million for the three months ended September 30, 2014 when compared to 2013. The decrease was primarily due to higher operating expenses partially offset by higher fee income and higher policyholder benefits partially offset by higher premium income.

Premium income increased by $32 million, or 23%, to $170 million for the three months ended September 30, 2014 when compared to 2013. This increase was primarily related to the Company’s Individual Markets segment which had an increase of $31 million primarily due to the amounts assessed for mortality coverage earned from the Company's single premium universal life ("SPUL") product. The SPUL product is considered an investment contract, and as such, SPUL sales are recognized as deposits rather than as premium income. However, amounts assessed for mortality coverage are recognized as income in the Company’s condensed consolidated statements of income. The average in-force for the SPUL product increased from $1,231 million for the three months ended September 30, 2013 to $1,801 million for the three months ended September 30, 2014.

Fee income increased by $30 million, or 20%, to $182 million for the three months ended September 30, 2014 when compared to 2013. The increase was primarily related to a $15 million, or 16%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 18% increase in the average S&P 500 index during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In addition, during the three months ended September 30, 2014, RPS earned $14 million in fees since the acquisition date.

Net investment income increased by $4 million, or 1%, to $290 million during the three months ended September 30, 2014 when compared to 2013. The increase was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested asset balances partially offset by lower yields.

Total benefits and expenses increased by $73 million, or 14%, to $577 million for the three months ended September 30, 2014 when compared to 2013. Policyholder benefits increased by $27 million, or 8%, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims. Operating expenses increased by $46 million, or 27%, as a result of higher commissions resulting from increased sales and average asset levels, RPS related operating, acquisition and integration costs, higher DAC amortization and higher incentive compensation due to plan sales in 2014.

Income tax expense remained constant for the three months ended September 30, 2014 when compared to 2013.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

The following is a summary of certain financial data of the Company:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$364	$382	$(18)	(5)%
Fee income	520	454	66	15%
Other revenue	—	7	(7)	(100)%
Net investment income	892	854	38	4%
Total revenues	1,776	1,697	79	5%
Policyholder benefits	931	944	(13)	(1)%
Operating expenses	602	541	61	11%
Total benefits and expenses	1,533	1,485	48	3%
Income before income taxes	243	212	31	15%
Income tax expense	82	71	11	15%
Operating income	$161	$141	$20	14%

The Company’s consolidated operating income increased by $20 million, or 14%, to $161 million for the nine months ended September 30, 2014 when compared to 2013 primarily due to increased investment income primarily driven by higher income on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields and higher income on other investments. Offsetting the increase was a decrease in other revenue as a result of the termination of the reinsurance agreement with CLAC in 2013. In addition, the Company had lower premium income partially offset by lower policyholder benefits and higher fee income partially offset by higher operating expenses.

Premium income decreased by $18 million, or 5%, to $364 million for the nine months ended September 30, 2014 when compared to 2013. This decrease was primarily related to the Company’s Other segment which had a decrease of $15 million due to fewer policies in-force as a result of lapses on a block of 10-year term insurance policies whose original term ended in 2013. Within the Individual Markets segment, the Company had a decrease in premium income of $42 million driven by the amounts received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC. The decrease was partially offset by an increase primarily related to the amounts assessed for mortality coverage earned from the Company's SPUL product. The average in-force for the SPUL product increased from $1,122 million for the nine months ended September 30, 2013 to $1,591 million for the nine months ended September 30, 2014.

Fee income increased by $66 million, or 15%, to $520 million for the nine months ended September 30, 2014 when compared to 2013. The increase was primarily related to a $47 million, or 18%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 19% increase in the average S&P 500 index during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2014, RPS earned $14 million in fee income since the acquisition date.

Other revenue decreased by $7 million for the nine months ended September 30, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $38 million, or 4%, to $892 million during the nine months ended September 30, 2014 when compared to 2013. The primary driver of the change was an increase of $32 million in investment income on bonds, mortgages and policy loans as a result of higher invested asset balances partially offset by lower yields and an increase of $5 million in investment income primarily on equity investments.

Total benefits and expenses increased by $48 million, or 3%, to $1,533 million for the nine months ended September 30, 2014 when compared to 2013. Operating expenses increased by $61 million, or 11%, as a result of higher commissions and incentive compensation resulting from increased sales and average asset levels, RPS related operating, acquisition and integration costs and higher DAC amortization. This was offset by policyholder benefits which decreased by $13 million, or 1%, primarily driven by the $41 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims.

Income tax expense increased by $11 million, or 15%, to $82 million for the nine months ended September 30, 2014 when compared to 2013 primarily due to an increase in operating income before tax.

Individual Markets Segment Results of Operations

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$152	$121	$31	26%
Fee income	21	20	1	5%
Net investment income	183	178	5	3%
Total revenues	356	319	37	12%
Policyholder benefits	283	262	21	8%
Operating expenses	47	34	13	38%
Total benefits and expenses	330	296	34	11%
Income before income taxes	26	23	3	13%
Income tax expense	9	6	3	50%
Operating income	$17	$17	$—	—%

Operating income for the Individual Markets segment remained constant during the three months ended September 30, 2014 when compared to 2013.

Premium income increased by $31 million, or 26%, to $152 million for the three months ended September 30, 2014 when compared to 2013. This increase was primarily related to the amounts assessed for mortality coverage earned from the Company's SPUL product. The average in-force for the SPUL product increased from $1,231 million for the three months ended September 30, 2013 to $1,801 million for the three months ended September 30, 2014.

Fee income increased by $1 million, or 5%, to $21 million for the three months ended September 30, 2014 when compared to 2013. The increase was primarily related to fees earned in the executive benefits market due to increased assets resulting from higher sales.

Net investment income increased by $5 million, or 3%, to $183 million for the three months ended September 30, 2014 when compared to 2013. This was due to an increase in investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Total benefits and expenses increased by $34 million, or 11%, to $330 million during the three months ended September 30, 2014 when compared to 2013.  Policyholder benefits increased by $21 million, or 8%, primarily driven by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims. Operating expenses increased by $13 million, or 38%, as a result of higher DAC amortization and higher incentive compensation as a result of sales of the SPUL product and executive benefits products.

Income tax expense increased by $3 million, or 50%, to $9 million during the three months ended September 30, 2014 when compared to 2013 primarily due to an increase in operating income before tax.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

The following is a summary of certain financial data of the Individual Markets segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$302	$303	$(1)	—%
Fee income	71	68	3	4%
Other revenue	—	7	(7)	(100)%
Net investment income	547	534	13	2%
Total revenues	920	912	8	1%
Policyholder benefits	701	716	(15)	(2)%
Operating expenses	124	107	17	16%
Total benefits and expenses	825	823	2	—%
Income before income taxes	95	89	6	7%
Income tax expense	32	31	1	3%
Operating income	$63	$58	$5	9%

Operating income for the Individual Markets segment increased by $5 million, or 9%, to $63 million during the nine months ended September 30, 2014 when compared to 2013 primarily due to increased investment income primarily driven by higher income on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields. Offsetting the increase was a decrease in other revenue as a result of the termination of the reinsurance agreement with CLAC in 2013.

Premium income decreased by $1 million, or less than 1%, to $302 million during the nine months ended September 30, 2014 when compared to 2013.  This decrease was primarily driven by the $42 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC. The decrease was partially offset by an increase primarily related to the amounts assessed for mortality coverage earned from the Company's SPUL product. The average in-force for the SPUL product increased from $1,122 million for the nine months ended September 30, 2013 to $1,591 million for the nine months ended September 30, 2014.

Fee income increased by $3 million, or 4%, to $71 million for the nine months ended September 30, 2014 when compared to 2013. The increase was primarily related to fees earned in the executive benefits market due to increased assets resulting from higher sales.

Other revenue decreased by $7 million for the nine months ended September 30, 2014 when compared to 2013 as a result of the termination of the reinsurance agreement with CLAC in 2013.

Net investment income increased by $13 million, or 2%, to $547 million for the nine months ended September 30, 2014 when compared to 2013. This was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Total benefits and expenses increased by $2 million, or less than 1%, to $825 million during the nine months ended September 30, 2014 when compared to 2013 due to an increase of $17 million in operating expenses partially offset by a decrease of $15 million in policyholder benefits. The increase in operating expenses was due to higher DAC amortization and higher incentive compensation as a result of sales of the SPUL product and executive benefits products. The decrease in policyholder benefits was primarily driven by the $41 million received in 2013 in conjunction with the termination of the reinsurance agreement with CLAC partially offset by higher interest credited or paid to contractholders as a result of increased average liabilities and an increase in crediting rate on the Company’s SPUL product. The Company also experienced higher death claims offset by lower annuity payments and accident and disability claims.

Income tax expense increased by $1 million, or 3%, to $32 million during the nine months ended September 30, 2014 when compared to 2013 primarily due to an increase in operating income before tax.

Retirement Services Segment Results of Operations

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$—	$1	$(1)	(100)%
Fee income	160	131	29	22%
Net investment income	94	94	—	—%
Total revenues	254	226	28	12%
Policyholder benefits	51	53	(2)	(4)%
Operating expenses	154	123	31	25%
Total benefits and expenses	205	176	29	16%
Income before income taxes	49	50	(1)	(2)%
Income tax expense	16	16	—	—%
Operating income	$33	$34	$(1)	(3)%

Operating income for the Retirement Services segment remained relatively constant, decreasing by $1 million, or 3%, to $33 million for the three months ended September 30, 2014 when compared to 2013.

Fee income increased by $29 million, or 22%, to $160 million for the three months ended September 30, 2014 when compared to 2013. The increase was primarily related to a $15 million, or 16%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 18% increase in the average S&P 500 index during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In addition, during the three months ended September 30, 2014, RPS earned $14 million in fee income since the acquisition date.

Net investment income remained constant for the three months ended September 30, 2014 when compared to 2013.

Total benefits and expenses increased by $29 million, or 16%, to $205 million for the three months ended September 30, 2014 when compared to 2013. The increase was primarily attributable to a $31 million increase in operating expenses as a result of RPS operating, acquisition and integration costs, higher asset-based commissions due to increased average asset levels and higher incentive compensation due to larger plan sales in 2014.

Income tax expense remained constant for the three months ended September 30, 2014 when compared to 2013.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

The following is a summary of certain financial data of the Retirement Services segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$1	$3	$(2)	(67)%
Fee income	446	383	63	16%
Net investment income	305	282	23	8%
Total revenues	752	668	84	13%
Policyholder benefits	151	146	5	3%
Operating expenses	434	386	48	12%
Total benefits and expenses	585	532	53	10%
Income before income taxes	167	136	31	23%
Income tax expense	56	45	11	24%
Operating income	$111	$91	$20	22%

Operating income for the Retirement Services segment increased by $20 million, or 22%, to $111 million for the nine months ended September 30, 2014 when compared to 2013 due to increased investment income primarily driven by higher income on bonds, mortgages and policy loans as a result of higher invested asset balances partially offset by lower yields. In addition, higher fee income was partially offset by higher operating expenses.

Fee income increased by $63 million, or 16%, to $446 million for the nine months ended September 30, 2014 when compared to 2013.  The increase was primarily related to a $47 million, or 18%, increase in asset-based variable fee income resulting from increased average asset levels driven by sales growth and higher average equity market levels. The equity market performance was evidenced by the 19% increase in the average S&P 500 index during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2014, RPS earned $14 million in fee income since the acquisition date.

Net investment income increased by $23 million, or 8%, to $305 million for the nine months ended September 30, 2014 when compared to 2013. This was due to higher investment income earned on bonds, mortgages and policy loans as a result of higher invested assets balances partially offset by lower yields.

Total benefits and expenses increased by $53 million, or 10%, to $585 million for the nine months ended September 30, 2014 when compared to 2013. The increase was primarily attributable to a $48 million increase in operating expenses as a result of RPS operating, acquisition and integration costs, higher asset-based commissions due to increased average asset levels and higher incentive compensation due to larger plan sales in 2014. Additionally, the Company had higher policyholder benefits due to higher interest credited or paid to contractholders as a result of increased average liabilities.

Income tax expense increased by $11 million, or 24%, to $56 million during the nine months ended September 30, 2014 when compared to 2013. The increase was primarily due to an increase in operating income before income taxes.

Other Segment Results of Operations

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Three Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$18	$16	$2	13%
Fee income	1	1	—	—%
Net investment income	13	14	(1)	(7)%
Total revenues	32	31	1	3%
Policyholder benefits	28	20	8	40%
Operating expenses	14	12	2	17%
Total benefits and expenses	42	32	10	31%
Income before income taxes	(10)	(1)	(9)	900%
Income tax benefit	(4)	—	(4)	100%
Operating loss	$(6)	$(1)	$(5)	500%

Operating loss for the Company’s Other segment increased by $5 million to $6 million for the three months ended September 30, 2014. Policyholder benefits increased by $8 million due to reserves changes in 2013 related to lapses on a block of 10-year term insurance policies whose original term ended in 2013.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

The following is a summary of certain financial data of the Company’s Other segment:

	Nine Months Ended September 30,		Increase	Percentage
Income statement data (In millions)	2014	2013	(decrease)	change
Premium income	$61	$76	$(15)	(20)%
Fee income	3	3	—	—%
Net investment income	40	38	2	5%
Total revenues	104	117	(13)	(11)%
Policyholder benefits	79	82	(3)	(4)%
Operating expenses	44	48	(4)	(8)%
Total benefits and expenses	123	130	(7)	(5)%
Income before income taxes	(19)	(13)	(6)	46%
Income tax benefit	(6)	(5)	(1)	20%
Operating loss	$(13)	$(8)	$(5)	63%

Operating loss for the Company’s Other segment increased by $5 million to $13 million for the nine months ended September 30, 2014. The increase in the operating loss is primarily related to premium income which decreased by $15 million due to fewer policies in-force as a result of lapses on a block of 10-year term insurance policies whose original term ended in 2013. The decrease in premium income was partially offset by a decrease in operating expenses due to lower commissions.

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

A summary of the Company’s general account investment assets and the assets as a percentage of total general account investments follows:

(In millions)	September 30, 2014		December 31, 2013
Fixed maturities, available-for-sale	$17,293	61.7%	$18,470	69.6%
Fixed maturities, held for trading	220	0.8%	336	1.3%
Mortgage loans on real estate	3,176	11.3%	3,134	11.8%
Policy loans	4,179	14.9%	4,185	15.8%
Short-term investments	3,071	11.0%	294	1.1%
Limited partnership and other corporation interests	55	0.2%	79	0.3%
Other investments	16	0.1%	18	0.1%
Total investments	$28,010	100.0%	$26,516	100.0%

The September 30, 2014 fixed maturities, available-for-sale amount decreased as compared to December 31, 2013 as the Company sold government agency mortgage-backed security (“MBS”) pools to enter into forward settling TBA contracts which are treated as derivatives.  There is a corresponding increase in short-term investments as the Company holds these investments in order to settle the forward settling TBA contracts.

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

The distribution of the Company’s fixed maturity portfolio by the Company’s internal credit rating is summarized as follows:

Credit Rating	September 30, 2014	December 31, 2013
AAA	17.9%	28.4%
AA	17.0%	15.3%
A	32.0%	26.5%
BBB	32.0%	28.6%
BB and below (Non-investment grade)	1.1%	1.2%
Total	100.0%	100.0%

The September 30, 2014 AAA rating percentage decreased as compared to December 31, 2013 as the Company sold AAA rated government agency MBS pools to enter into forward settling TBA contracts which are treated as derivatives.

The following table contains the sector distribution of the Company’s corporate fixed maturity investment portfolio, calculated as a percentage of fixed maturities:

Sector	September 30, 2014	December 31, 2013
Utility	21.1%	18.5%
Finance	12.0%	10.0%
Consumer	11.1%	9.9%
Natural resources	6.2%	5.2%
Transportation	3.6%	3.0%
Other	12.9%	11.1%

Fair Value Measurement of Fixed Maturity Investments Classified as Available-for-Sale

Each fixed maturity investment is categorized in a hierarchy based on the observability of inputs into the valuation methodology with Level 3 being the least observable.  Management uses some judgment in determining the observability of valuation inputs.  Level 3 assets at September 30, 2014 were $216 million, or 1%, of total net assets and liabilities carried at fair value compared to Level 3 assets of $260 million, or 1%, at December 31, 2013.  The decrease in Level 3 assets is primarily due to principal reductions.

Securities Lending, Reverse Repurchase Agreements and Cash Collateral Reinvestment Practices

Cash collateral related to the securities lending program and reverse repurchase agreements is invested in U.S. Government or U.S. Government Agency securities. In addition, the securities lending agent indemnifies the Company against borrower risk, meaning that the lending agent agrees contractually to replace securities not returned due to a borrower default.  As of September 30, 2014 and December 31, 2013, the Company had $94 million and $27 million, respectively, of securities out on loan and $750 million and zero, respectively, in short-term reverse repurchase agreements, all of which are fully collateralized as described above.  The Company does not enter into these types of transactions for liquidity purposes, but rather for yield enhancement on its investment portfolio.

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

Application of Recent Accounting Pronouncements

See Note 4 to the accompanying condensed consolidated financial statements for a discussion of the application of recent accounting pronouncements.

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

Generally, the Company has met its operating requirements by utilizing cash flows from operations and maintaining appropriate levels of liquidity in its investment portfolio.  Liquidity for the Company has remained strong, as evidenced by the amounts of short-term investments and cash that totaled $498 million and $302 million as of September 30, 2014 and December 31, 2013, respectively.  The September 30, 2014 and December 31, 2013 short-term investments included above exclude any amounts held to settle TBA forward contracts.  In addition, 99% of the fixed maturity portfolio carried an investment grade rating at September 30, 2014 and December 31, 2013, thereby providing significant liquidity to the Company’s overall investment portfolio.

The Company continues to be well capitalized, with sufficient borrowing capacity.  Additionally, the Company anticipates that cash on hand and expected net cash generated by operating activities will exceed the forecasted needs of the business over the next 12 months.  The Company’s financial strength provides the capacity and flexibility to enable it to raise funds in the capital markets through the issuance of commercial paper.  The Company had $100 million and $99 million of commercial paper outstanding at September 30, 2014 and December 31, 2013, respectively.  The commercial paper has been given a rating of A-1+ by Standard & Poor’s Ratings Services and a rating of P-1 by Moody’s Investors Service, each being the highest rating available.  Through the recent financial market volatility, the Company continued to have the ability to access the capital markets for funds.  The loss of this access in the future would not have a significant impact to the Company’s liquidity as commercial paper is not used to fund daily operations and is an insignificant amount in relation to total invested assets.

The Company also has available a revolving credit facility agreement, which expires on March 1, 2018, in the amount of $50 million for general corporate purposes.  The Company had no borrowings under this credit facility as of or during the nine months ended September 30, 2014.  The Company does not anticipate the need for borrowings under this facility and the loss of its availability would not significantly impact its liquidity.

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

Off-Balance Sheet Arrangements

The Company makes commitments to fund partnership interests, mortgage loans on real estate and other investments in the normal course of its business.  The amounts of these unfunded commitments at September 30, 2014 and December 31, 2013 were $217 million and $197 million, respectively.  The precise timing of the fulfillment of the commitment cannot be predicted; however, these amounts are due within one year of the dates indicated.  There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The Company participates in a short-term reverse repurchase program for the purpose of enhancing the total return on its investment portfolio.  This type of transaction involves the purchase of securities with a simultaneous agreement to sell similar securities at a future date at an agreed-upon price.  In exchange, the financial institutions put non-cash collateral on deposit with a third-party custodian on behalf of the Company.  The amount of securities purchased in connection with these transactions was $750 million and zero at September 30, 2014 and December 31, 2013, respectively.  Non-cash collateral on deposit with the third-party custodian on the Company’s behalf was $765 million and zero at September 30, 2014 and December 31, 2013, respectively, which cannot be sold or re-pledged and which has not been recorded on the condensed consolidated balance sheets.

The Company participates in a securities lending program in which the Company lends securities that are held as part of its general account investment portfolio to third parties for the purpose of enhancing the total return on its investment portfolio.  The Company generally requires initial collateral in an amount greater than or equal to 102% of the fair value of domestic securities loaned and 105% of foreign securities loaned.  The Company received securities with a fair value of $35 million and $9 million as collateral at September 30, 2014 and December 31, 2013, respectively, which have not been recorded on the condensed consolidated balance sheets.

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

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2014.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as it relates to complex accounting matters as further described under Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of September 30, 2014.

Notwithstanding the material weakness that existed as of September 30, 2014, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Management is in the process of remediating the internal control deficiency.  The remediation plan is being implemented by the Chief Financial Officer.

Other than as described above, the President and Chief Executive Officer and the Chief Financial Officer hereby confirm that there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.         Exhibits

The documents identified below are filed as a part of this report:

Index to Exhibits

Exhibit Number	Title
10.10	Letter of Offer of Employment to Louis J. Mannello, Jr., dated July 11, 2014
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	18 U.S.C. 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great-West Life & Annuity Insurance Company

By:	/s/	Louis J. Mannello, Jr.	Date:	November 12, 2014
Louis J. Mannello, Jr.
Senior Vice President and Chief Financial Officer